Form 10-K/A
period 1993-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-01-28
CIK 86902

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               -------------------

                                   FORM 10-K/A

   (Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1993

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to _________________

                          Commission File number 1-7184

                     B. F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                          52-6053341
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       8401 Connecticut Avenue
        Chevy Chase, Maryland                                  20815
- --------------------------------------------------------------------------------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (301) 986-6000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of Act:

                                                  Name of each exchange on which
     Title of each class                                    registered
     -------------------                          ------------------------------

             N/A                                              N/A
- ----------------------------------                ------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                  N/A
- --------------------------------------------------------------------------------
                                (Title of class)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 1, 1993.

     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 1, 1993 was 4,826,910.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

      B. F. Saul Real Estate Investment Trust (the "Trust") operates as a Maryland real estate investment trust. The Trust began its operations in 1964 as an unincorporated business trust organized under a Declaration of Trust governed by District of Columbia law. The Trust terminated its status as a qualified real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. On October 24, 1988, following shareholder approval, the Trust amended its Declaration of Trust to qualify the Trust as a statutory real estate investment trust under Maryland law.

      The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Savings Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for 95.7% of the Trust's consolidated assets at September 30, 1993. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

      The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes the parent company and its wholly-owned subsidiaries, as well as Chevy Chase, Chevy Chase's subsidiaries and the parent company's other majority-owned subsidiaries. "Real Estate Trust" refers to the parent company and its wholly-owned and majority-owned subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The business conducted by Chevy Chase and its subsidiaries is identified by the term "Banking," while the operations conducted by the Real Estate Trust are designated as "Real Estate."

      The principal offices of the Trust are located at 8401 Connecticut Avenue, Chevy Chase, Maryland 20815, and the Trust's telephone number is (301) 986-6000.

      REAL ESTATE. The principal business activity of the Real Estate Trust and its subsidiaries is the ownership and development of income-producing properties. The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of office projects, hotels and various undeveloped land parcels.

      On August 26, 1993, the Real Estate Trust consummated a series of transactions in which it transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership ("Saul Holdings Partnership"), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership. In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. Saul Centers, Inc. ("Saul Centers"), a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Saul

Centers, Inc. ("Saul Centers"), a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Saul Centers, which is the sole general partner of Saul Holdings Partnership and its two subsidiary limited partnerships, generally has full, exclusive and complete responsibility and discretion in the management and control of each such partnership. B. Francis Saul II, the Chairman of the Board of Trustees and Chief Executive Officer of the Trust, serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers. See "Real Estate - Investment in Saul Holdings Limited Partnership."

      BANKING. Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1993 was conducting business from 74 full-service offices and 284 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank, which is headquartered in Montgomery County, Maryland, a suburban community of Washington, D.C., also maintains 17 loan production offices in Maryland, Virginia and the District of Columbia which are operated by a wholly-owned mortgage banking subsidiary. At September 30, 1993, the Bank had total assets of $4.9 billion and total deposits of $3.9. Based on total consolidated assets at September 30, 1993, Chevy Chase is the largest savings institution operating primarily in the Washington, D.C. metropolitan area and is also the largest savings institution headquartered in Maryland.

      The Bank's tangible, core (or leverage) and total risk-based regulatory capital ratios at September 30, 1993 were 4.60%, 5.35% and 11.70%, respectively, compared to the regulatory requirements of 1.5%, 3.0% and 8.0%, respectively. At September 30, 1993, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios of 5.35%, 7.29% and 11.70%, respectively, were sufficient for the Bank to meet the standards of 5.0%, 6.0% and 10.0%, respectively, for classification as "well capitalized" under the "prompt corrective action" regulations of the Office of Thrift Supervision (the "OTS"), the Bank's primary regulator. See "Banking - Regulation - Regulatory Capital."

      Chevy Chase is subject to comprehensive regulation, examination and supervision by the OTS and by the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC.

                                REAL ESTATE

REAL ESTATE INVESTMENTS

      The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1993.

                                         OFFICE AND INDUSTRIAL

                                                                                                     Expiring
                                                                           Leasing Percentages      Leases (sf)
                                                                Gross     --------------------    ---------------
                                                               Leasable       September 30,        October 1993 -
              Location                Name                    Area (sf)   1993    1992    1991    September 1994
         ---------------------------------------------------------------------------------------------------------
         Florida
              Fort Lauderdale          Commerce Center-
                                         Phase II                 64,000     53%    62%     56%           9,000


         Georgia
              Atlanta                  900  Circle 75 Parkway    346,000     85%    82%     93%          21,000
                                       1000 Circle 75 Parkway     86,000     97%    82%     88%          20,000
                                       1100 Circle 75 Parkway    267,000     49%    84%     98%          39,000
                                       Perimeter Way              58,000     50%    52%     57%          19,000

         Louisiana
              Metairie                 Metairie Tower             91,000     90%    90%     93%          41,000

         Virginia
              Chantilly                Dulles South (1)           38,000     55%    49%     39%           6,000
              McLean                   8201 Greensboro Drive     354,000     90%    87%     96%          16,000
              Sterling                 Dulles North (2)           59,000     86%    84%     83%           8,000
                                                               ---------                                -------
                                                               1,363,000     77%    81%     89%         179,000
                                                               =========                                =======

         -------------------------------------------------------------------------------
         (1)  A Trust subsidiary owns a 50% interest in this office building.
         (2)  A Trust subsidiary owns a 99% interest in this office building.

                                       HOTELS

                                                                                 Average Occupancy (1)
                                                                                  ---------------------
                                                                                       Year Ended
                                                                                      September 30,
                                                                      Available   ---------------------
             Location                       Name                       Rooms      1993    1992     1991
         ----------------------------------------------------------------------------------------------
         Colorado
              Pueblo              Holiday Inn - Pueblo                    193       76%    78%     75%


         Maryland
              Gaithersburg        Holiday Inn - Gaithersburg              304       59%    66%     60%

         New York
             Rochester            Holiday Inn - Rochester                 282       69%    74%     77%

         Ohio
              Cincinnati          Holiday Inn - Sharonville               276       52%    51%     49%

         Virginia
              Arlington           Howard Johnsons - National Airport      276       73%    69%     69%
              McLean              Holiday Inn - Tysons Corner             314       78%    77%     68%
              Norfolk             Howard Johnsons - Hotel Norfolk         346       33%    69%     51%
              Sterling            Hampton Inn - Dulles Airport (2)        128       81%    71%     64%
                                  Holiday Inn - Dulles Airport            297       66%    62%     60%

                                                                       -------
                                             Totals                     2,416       63%    68%     63%
                                                                       =======

         ----------------------------------------------------------------------
         (1) Average occupancy is calculated by dividing the rooms occupied by the rooms available.
         (2)  A Trust subsidiary owns a 99% interest in this hotel.

                             OTHER REAL ESTATE INVESTMENTS

                   Location                  Name
                 -----------------------------------------------------------------------------
                 PURCHASE - LEASEBACK PROPERTIES (1)

                 APARTMENTS                                     Number
                                                               of Units
                                                               --------
                 Louisiana
                      Metairie            Chateau Dijon               336
                 Tennessee
                      Knoxville           Country Club                232
                 Texas
                       Dallas              San Simeon                 124
                                                                ---------
                                                    Total             692
                                                                =========
                                                                  Gross
                                                                 Leasable
                                                                 Area (sf)
                                                                 ----------
                 SHOPPING CENTERS
                 Georgia
                      Atlanta             Old National             160,000
                      Warner Robbins      Houston Mall             264,000
                  Wyoming
                      Casper              Beverly Plaza            150,000
                                                                 ---------

                                                    Total          574,000
                                                                 =========
                 -----------------------------------------------------------------------------
                 MISCELLANEOUS PROPERTY (RETAIL)

                 MARYLAND
                      Oxon Hill           Wheeler Road               24,000
                                                                   =========

                 -----------------------------------------------------------------------------
                   (1)  The Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements.  In certain instances, the Trust also receives percentage rent based upon the income generated by the properties.


                                     LAND PARCELS

                   Location                      Name                       Acres         Zoning
              ------------------------------------------------------------------------------------------------
              Florida
                   Boca Raton              Arvida Park of Commerce (1)         20      Mixed Use
                   Fort Lauderdale         Commerce Center                     14      Office & Warehouse

              Georgia
                   Atlanta                  Circle 75                         128      Office & Industrial
                                            Perimeter Way                       2      Office & Industrial

              Kansas
                   Overland Park            Overland Park                     162      Residential, Office and
                                                                                         Retail

              Maryland
                   Gaithersburg             Avenel Business Park                8      Commercial
                   Rockville                Flagship Centre                     8      Commercial

              New York
                   Rochester                Holiday Inn - Rochester Airport     3      Commercial

              Virginia
                   Loudoun County           Church Road                        40      Office & Industrial
                                            Sterling Boulevard (2)             48      Industrial
                                                                             -----
                                                           Total              433
                                                                             =====

         ----------------------------------------------------------------------------
              (1)  A Trust subsidary owns a 50% interest in 11 acres of this parcel.
              (2)  A Trust subsidary owns a 99% interest in this parcel.


      The investment portfolio consists principally of seasoned operating properties. The Real Estate Trust expects to hold its properties as long-term investments and has no maximum period for retention of any investment. It may acquire additional income-producing properties, expand and improve its properties, or sell such properties, as and when circumstances warrant. The Real Estate Trust also may participate with other entities in property ownership, through joint ventures or other types of co-ownership.

      Real estate development in certain areas of the country suffers from overbuilding or adverse local economic conditions, or both. In recent periods, the Real Estate Trust's office building leasing rates have experienced a decline due to recessionary economic conditions in the metropolitan areas in which the office properties are located. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Real Estate."

INVESTMENT IN SAUL HOLDINGS LIMITED PARTNERSHIP

      On August 26, 1993, the Real Estate Trust consummated a series of transactions (together with related transactions, the "Formation Transactions") in which it transferred its 22 shopping center properties and one of its office properties (the "Transferred Properties"), together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership ("Saul Holdings Partnership"), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership (the "Subsidiary Partnerships" and, collectively with Saul Holdings Partnership, the "Partnerships"). In exchange for the Transferred Properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership, which it holds directly and through a wholly-owned subsidiary. Saul Centers, Inc. ("Saul Centers"), a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Entities under common control with the Trust (the "Trust Affiliates") received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions (the "Management Functions") and certain other properties to the Partnerships. In addition, the Trust Affiliates received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock.

      Saul Centers, which is the sole general partner of each of the Partnerships, generally has full, exclusive and complete responsibility and discretion in the management and control of each Partnership. B. Francis Saul II, the Chairman of the Board of Trustees and Chief Executive Officer of the Trust, serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

      The Transferred Properties accounted for revenues of $29.1 million in fiscal 1993 prior to the Formation Transactions (31.3% of the Real Estate

Trust's total revenues), $32.1 million in fiscal 1992 (32.1% of total revenues) and $32.1 million in fiscal 1991 (31.4% of total revenues). Because the Real Estate Trust does not allocate its expenses to different classes of properties in its real estate portfolio, it is unable to provide comparable data on the relative contribution of the Transferred Properties to its operating profit (loss).

      In determining the percentage interest in Saul Holdings Partnership allocated to the Real Estate Trust in exchange for the contribution of the Transferred Properties, the Real Estate Trust considered "funds from operations" historically generated by the Transferred Properties and currently projected increases or decreases therein. Funds from operations was defined to mean net income (loss), as computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructurings and property sales, plus depreciation, amortization of financing costs and property writedowns. Independent third-party appraisals were not used in the determination of such percentage.

      The Real Estate Trust disposed of the Transferred Properties in exchange for an interest in Saul Holdings Partnership because of management's belief that such disposition provided the best strategy under current and reasonably foreseeable market conditions for maximizing the Real Estate Trust's return on this portion of its investment portfolio and providing for the repayment or refinancing of the mortgage debt encumbering the Transferred Properties. The Transferred Properties were contributed subject to mortgage debt of $184.9 million at June 30, 1993, which constituted 43.3% of the Real Estate Trust's total mortgage debt at such date. A substantial portion of such mortgage debt at the date of transfer was scheduled to mature in fiscal years 1993 to 1997.

      As a limited partner of Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The annual cash flow anticipated to be received by the Real Estate Trust in the form of distributions from Saul Holdings Partnership could be less initially than the annual cash flow (after debt service, capital improvements and maintenance) generated by the Transferred Properties prior to this transaction. However, because the mortgage debt encumbering the Transferred Properties is no longer an obligation of the Real Estate Trust, the transaction is expected overall to have a positive effect on the Real Estate Trust's long-term liquidity position.

      CONSEQUENCES OF FORMATION TRANSACTIONS. As a result of consummation of the Formation Transactions:

     - Saul Holdings Partnership currently owns, directly or indirectly through the Subsidiary Partnerships, 26 community and neighborhood shopping centers (including the 22 shopping centers transferred by the Real Estate Trust) located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia and one research park located in the Maryland suburbs of Washington, D.C. (the "Portfolio
     Properties").

- -    Saul Centers is the sole general partner of, and owns a 73.0% interest in, Saul Holdings Partnership and is the sole general partner of, and owns a 1.0% interest in, each of the Subsidiary Partnerships.

  - Saul Holdings Partnership holds directly the Management Functions and the Portfolio Properties not held by the Subsidiary Partnerships and holds a 99.0% limited partnership interest in each of the Subsidiary Partnerships.

  - The purchasers of common stock in the Saul Centers public offering own 96.0% of the Saul Centers common stock.

  - The Trust Affiliates own 4.0% of the Saul Centers common stock, and the Real Estate Trust and the Trust Affiliates own a 21.5% limited partnership interest and a 5.5% limited partnership interest, respectively, in Saul Holdings Partnership.

  - The Real Estate Trust and the Trust Affiliates own rights (the "Rights") enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on a one-for-one basis at the end of a 36-month period commencing after the initial public offering, provided that they may not exercise the Rights at any time that they collectively own, directly or indirectly, more than 24.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers common stock are listed on the New York Stock exchange.

     SAUL CENTERS. Saul Centers has announced that it intends to make an election to be treated as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the year ending December 31, 1993. If Saul Centers so qualifies, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. Saul Centers has announced that it intends to make regular quarterly dividend distributions to its stockholders.

     MANAGEMENT OF THE PROPERTIES. The Partnerships will manage the Portfolio Properties and any subsequently acquired properties through the Management Functions, which include personnel and such functions as property management, leasing, design, renovation, development and accounting. The Management Functions provide the Partnerships with a fully integrated property management capability through approximately 150 employees and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities.

     Saul Centers will share with the Real Estate Trust and the Trust Affiliates certain ancillary functions at cost, such as computer and payroll services, benefits administration and in-house legal services, and will share insurance expense on a pro rata basis. The Real Estate Trust and the Trust Affiliates will sublease office space to Saul Centers at their cost. The terms of all sharing arrangements, including payments related thereto, will be reviewed periodically by the independent directors of Saul Centers, who constitute five of the nine members of the Board of Directors.

     EXCLUSIVITY AGREEMENT AND RIGHT OF FIRST REFUSAL. The Trust has entered into an Exclusivity Agreement (the "Exclusivity Agreement") with, and has granted a right of first refusal (the "Right of First Refusal") to, Saul Centers and the Partnerships (collectively, the "Company"). The purpose of these agreements is to minimize potential conflicts of interest between the Real Estate Trust and the Company. The Exclusivity Agreement and Right of First Refusal generally require the Real Estate Trust to conduct its shopping center business exclusively through the Company and to grant the Company a right of first refusal to purchase commercial properties and development sites that become available to the Real Estate Trust in the District of Columbia or adjacent suburban Maryland. Subject to the Exclusivity Agreement and Right of First Refusal, the Real Estate Trust will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties.

     ALLOCATIONS AND DISTRIBUTIONS OF SAUL HOLDINGS PARTNERSHIP. The net income or net loss of Saul Holdings Partnership for tax purposes generally will be allocated to Saul Centers and the limited partners in accordance with their percentage interests, subject to compliance with the applicable provisions of the Internal Revenue Code and the regulations promulgated thereunder. Net cash flow after reserves of Saul Holdings Partnership and after reimbursement of specified expenses will be distributed quarterly to the partners in proportion to their respective partnership interests.

     REIMBURSEMENT AGREEMENT. Pursuant to a reimbursement agreement among the partners of the Partnerships, the Real Estate Trust and those of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At the date of the Formation Transactions, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totalled $116.1 million. See Note 1 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that the Partnerships will be able to make all payments due with respect to their debt obligations.


     TAX CONFLICTS. The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust and its subsidiaries at the date of the Formation Transactions (the "FMV" of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the "FMV-Tax Difference"). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), an amount of gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust or its subsidiaries. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust or its subsidiaries in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust or its subsidiaries as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, or any release of the guarantees of such debt by the Real Estate Trust or its subsidiaries (described above under "Reimbursement Agreement"), could cause the Real Estate Trust or its subsidiaries to have taxable constructive distributions without the receipt of any corresponding amounts of cash.


     REGISTRATION RIGHTS. Saul Centers has granted the Real Estate Trust and the Trust Affiliates certain "demand" and "piggyback" registration rights (collectively, the "Registration Rights") with respect to the shares of Saul Centers common stock acquired in connection with the Formation Transactions or as a consequence of exercise of the Rights (the "Registration Shares"). Subject to certain limitations, the Registration Rights grant the holders of Registration Shares the opportunity to register all or any portion of their respective Registration Shares once in each calendar year and to have such Shares registered incidentally to any registration, by Saul Centers, of shares of common stock or other securities substantially similar to common stock. Except with respect to the Registration Rights incident to a pledge of Registration Shares or Saul Holdings Partnership interests, the demand Registration Rights may be exercised only after the transfer restrictions imposed in connection with the Saul Centers initial public offering have lapsed and prior to such time, if any, as the holder is permitted to sell the Registration Shares pursuant to Rule 144(k) under the Securities Act of 1933. Saul Centers will bear expenses incident to its registration obligations upon exercise of the Registration Rights, except that it will not bear any underwriting discounts or commissions, Securities and Exchange Commission or state Blue Sky registration fees, or transfer taxes relating to registration of Registration Shares.

COMPETITION

     As an owner of, or investor in, commercial real estate properties, the Real Estate Trust is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities such as parking, and the ability to provide rent concessions and additional tenant improvements without increasing rent. Management believes that general economic circumstances and trends, and new properties, in the vicinity of each of the Real Estate Trust's properties also will be competitive factors.

ENVIRONMENTAL MATTERS

     The Real Estate Trust's properties are subject to various laws and regulations relating to environmental and pollution controls. Although the effect upon the Real Estate Trust of the application of such laws and regulations cannot be predicted with certainty, management believes that their application, either prospectively or retrospectively, will not have a material adverse effect on the Real Estate Trust's property operations. As a matter of policy, the Real Estate Trust requires an environmental study to be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain there are no material environmental hazards associated with such property.

RELATIONSHIPS WITH B. F. SAUL COMPANY

     The Real Estate Trust has significant relationships with B. F. Saul Company (the "Saul Company") and two of the Saul Company's subsidiaries,
B. F. Saul Advisory Company (the "Advisor") and Franklin Property Company ("Franklin"). The Saul Company, founded in 1892, specializes in real estate investment, financing and management services, including acquisitions, management and leasing and insurance. B. Francis Saul II, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, is Chairman and President of the Saul Company.

     The Advisor acts as the Real Estate Trust's investment advisor and carries on the day-to-day general management, financial, accounting, legal and administrative affairs of the Real Estate Trust. Franklin acts as leasing and management agent for most of the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

     The Trustees, including the two independent Trustees, review the fees and compensation arrangements between the Trust and the Saul Company and its related entities and affiliates and believe that such fees and compensation arrangements are as favorable to the Trust as would be obtainable from unaffiliated sources. See "Certain Relationships and Related Transactions."

HOLDING COMPANY REGULATION

     The Trust and the Saul Company, by virtue of their direct and indirect control of the Bank (see "Security Ownership of Certain Beneficial Owners and Management"), are "savings and loan holding companies" subject to comprehensive regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Trust, the Saul Company or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Trust, the Saul Company or other affiliates. Further, transactions between Chevy Chase and the Trust or the Saul Company must be on terms substantially the same, or at least as favorable to Chevy Chase, as those that would be available to non-affiliates. See "Certain Relationships and Related Transactions."

     The Trust and the Saul Company must obtain the prior approval of the OTS before acquiring any federally insured savings institution or any savings and loan holding company by merger, consolidation or purchase of assets. As unitary savings and loan holding companies, the Trust and the Saul Company are virtually unrestricted in the types of business activities in which they may engage, provided the Bank continues to meet the qualified thrift lender test. See "Banking - Regulation - Qualified Thrift Lender ("QTL") Test." If the Trust and the Saul Company were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into Chevy Chase, the Trust and the Saul Company would become "multiple" savings and loan holding companies. As multiple savings and loan holding companies, the Trust and the Saul Company would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Trust and the Saul Company may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

     The Trust and the Saul Company entered into an agreement with OTS's predecessor, the Federal Savings and Loan Insurance Corporation, to maintain Chevy Chase's regulatory capital at the required levels and, if necessary, to infuse additional capital to enable Chevy Chase to meet those requirements. Since the execution of that agreement, the OTS has changed its policy and now accepts more limited agreements from those acquiring thrift institutions. In addition, the regulatory capital requirements applicable to Chevy Chase have changed significantly as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The OTS has stated that capital maintenance agreements entered into prior to such modification of OTS policy and the enactment of FIRREA were not affected by such changes. The Trust and the Saul Company have not sought to modify the existing agreement.

     Following the Bank's failure to meet its risk-based capital requirement in June 1991, the OTS advised the Trust that, based on the Trust's liquidity position, the OTS did not plan to enforce the Trust's obligations at that time. Subsequently, at September 30, 1992, the Bank returned to capital compliance. However, to the extent the Bank is unable to meet its regulatory capital requirements in the future, the OTS could seek to enforce the Trust's obligations under the agreement. The Bank's business plan does not contemplate any future capital contributions from the Trust.

     If the Bank were to become undercapitalized under the prompt corrective action regulations (See "Banking - Regulation - Prompt Corrective Action"), it would be required to file a capital restoration plan with OTS setting forth, among other things, the steps the Bank would take to become adequately capitalized. The OTS could not accept the plan unless the Trust and the Saul Company guaranteed in writing the Bank's compliance with that plan. The aggregate liability of the Trust and the Saul Company under such a commitment would be limited to the lesser of (i) an amount equal to 5.0% of the Bank's total assets at the time the Bank became undercapitalized and (ii) the amount necessary to bring the Bank into compliance with all applicable capital standards as of the time the Bank fails to comply with its capital plan. If the holding companies refused to provide the guarantee, the Bank would be subject to the more restrictive supervisory actions applicable to significantly undercapitalized institutions.

FEDERAL TAXATION

     The Trust terminated its status as a real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. The Trust's real estate operations have generated sizeable depreciation, interest and other deductions in excess of its income, and as a result the Trust has had substantial net operating loss carryovers for federal income tax purposes ("NOLs"). The Trust and its affiliated subsidiaries join in the filing of a consolidated federal income tax return using the accrual method of accounting on the basis of a fiscal year ending September 30.

     Since June 28, 1990, the Bank and its subsidiaries have joined in the consolidated federal income tax returns filed by the Trust on a fiscal year basis. Prior to June 28, 1990, the Bank and its subsidiaries filed a consolidated federal income tax return on an accrual method, calendar-year basis.

     Savings institutions such as the Bank generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions (and, in some cases, other financial institutions). Certain significant aspects of the federal income taxation of the Bank are discussed below.

     The Internal Revenue Service ("IRS") has completed audits of the federal income tax returns of the Bank for the taxable years ended
December 31, 1988, December 31, 1989 and June 27, 1990, and is auditing the Bank's return for the taxable year ended September 30, 1990. The Trust is included in the audit for the taxable year ended September 30, 1990.

     BAD DEBT RESERVE. Savings institutions that satisfy certain requirements (so-called "qualifying institutions" as defined by the Internal Revenue Code) are permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To be treated as a qualifying institution, at least 60% of a savings institution's assets must be "qualifying assets," which include cash, certain U.S. Government and state government securities, obligations of certain deposit insurance corporations, loans secured by interests in residential real property and loans made for the improvement of residential real property.

     A qualifying institution may deduct in each taxable year the sum of
(i) an addition to a reserve for losses on "qualifying real property loans" (generally, loans secured by interests in real property) and (ii) an addition to a reserve for losses on "nonqualifying loans" (such as credit card loans). A qualifying institution generally may compute the amount of the addition to the reserve for losses on qualifying real property loans under the more favorable of the "experience method," which is based on the institution's actual loan loss experience over a prescribed period, or the "percentage of taxable income method," which is based on a fixed percentage (i.e., 8%) of the institution's taxable income. The Bank has calculated the bad debt deduction for tax purposes under the experience method since calendar year 1988.

     An institution's addition to the reserve for losses on qualifying real property loans is determined by special rules. The amount of the addition is generally limited to an amount necessary to increase the reserve to the greater of (i) the reserve determined under the experience method or (ii) the reserve allowed at the end of the institution's base year, which for the Bank is 1987.

     For fiscal year 1993 and prior years, the Bank was a qualifying institution permitted to use the reserve method to determine the amount of its bad debt deduction for federal income tax purposes. If the Bank were not treated as a qualifying institution for any taxable year, it would be required to recapture its bad debt reserve (for 1993, approximately $81.8 million) into taxable income. Under certain proposed regulations, the bad debt reserve generally would be recaptured into taxable income over six taxable years. In addition, the Bank would be allowed to deduct only those bad debts that actually were sustained during the taxable year. If the Bank were no longer permitted to use the reserve method, the change would not have a significant adverse effect on the Bank's reported earnings under generally accepted accounting principles.

     CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. On June 28, 1990, the Trust increased its equity interest in Chevy Chase from 60% to 80%. As a result of the Trust's 80% ownership of the Bank, for federal income tax purposes Chevy Chase became a member of the Trust's affiliated group filing consolidated federal income tax returns for taxable years beginning on and after June 28, 1990. In recent years, the operations of the Trust have generated significant net operating losses, while during the same period Chevy Chase has reported taxable income. The Trust's net operating loss ("NOL") carryovers to its taxable year beginning October 1, 1993 are approximately $11.5 million. It is anticipated that, because Chevy Chase's operations will be included in the Trust's consolidated returns, these NOLs, and any other operating losses generated by the Trust or its other subsidiaries, will be available to reduce the federal income taxes that otherwise would be payable by Chevy Chase (and the other members of the Trust's affiliated group that have taxable income). Under the terms of a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"), Chevy Chase is obligated to make payments to the Trust based on its taxable income, as explained more fully below. However, under the written agreement between Chevy Chase and the OTS (see "Banking - Regulation - Regulatory Capital"), Chevy Chase has agreed not to make tax sharing payments without the prior approval of the OTS.

     As noted above, the Trust, the Bank and the other companies in the Trust's affiliated group have entered into the Tax Sharing Agreement. The Tax Sharing Agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no tax liability or the group's tax liability is less than the sum of such amounts. Under the Tax Sharing Agreement, the Trust, in turn, is obligated to pay to the applicable taxing authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse such member on a dollar-for-dollar basis from the amounts paid to the Trust by the other members of the group, thereby compensating the member for the group's use of its net operating losses or tax credits.

     The Bank made a tax sharing payment of $20.6 million in fiscal 1990, tax sharing payments totaling $29.6 million in fiscal 1991 and a tax sharing payment of $5.0 million in the third quarter of fiscal 1993. OTS approval of the $5.0 million payment made in June 1993 was conditioned on a pledge by the Trust of certain Real Estate Trust assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge, the OTS approved, and the Bank made subsequent to September 30, 1993, additional tax sharing payments of $4.6 million to the Real Estate Trust. It is expected that the Bank will have taxable income over the next several years and that the Trust's NOLs and any additional operating losses will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group). At September 30, 1993, the amount of tax sharing payments due to the Trust, but then unpaid, was $21.9 million.

     If the Bank has net operating losses or unused tax credits in the current or any future year, under the Tax Sharing Agreement the Trust would be obligated to reimburse the Bank in an amount generally equal to (i) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (ii) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group (but not in excess of the net amount paid by the Bank to the Trust pursuant to the Tax Sharing Agreement). There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the Bank to the Trust which, as described above under "Holding Company Regulation," is prohibited under current law. The Tax Sharing Agreement itself does not provide for any remedies upon a breach by any party of its obligations under the agreement. As noted above, at September 30, 1993 $21.9 million of tax sharing payments are currently due to the Trust. Any reimbursement obligation of the Trust should be available to be offset against any obligation of the Bank to the Trust under the Tax Sharing Agreement that is unpaid at the time the reimbursement obligation arises.

STATE TAXATION

     Maryland law does not provide for the filing of consolidated income tax returns, and thus the Real Estate Trust, the Bank and the subsidiaries of the Real Estate Trust and the Bank all file separately in Maryland. Under Maryland law, the Real Estate Trust and the Bank and their respective subsidiaries are each subject to a 7% tax on "taxable income." "Taxable income," for purposes of Maryland taxation, is based on federal taxable income, subject to certain modifications and apportionment. The Real Estate Trust, the Bank and their respective subsidiaries are also subject to income taxes in other states.

                               BANKING

REGULATION

     Chevy Chase's operations have been significantly affected in recent years by substantial changes in applicable banking laws and regulations. The most significant changes resulted from the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for member savings institutions. Their primary credit mission is to enhance the availability of residential mortgages.

     Under the credit policies of the FHLB of Atlanta, credit may be extended to any creditworthy member bank based on financial condition and the adequacy of collateral pledged to secure the credit. Requests for advances with an original term to maturity of five years or less may be approved for any sound business purpose in which a borrower is authorized to engage. Requests for longer term advances may be approved only for the purpose of enabling the borrower to provide funds for residential housing finance. Such borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. At September 30, 1993, the interest rates on the advances from the FHLB of Atlanta ranged from 3.07% to 4.13%, depending on the maturity of the advance. See Note 22 to the Consolidated Financial Statements in this report.

     As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of: (i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home- purchase contracts and similar obligations); (ii) 0.3% of total assets; (iii) $500; or (iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $31.2 million in FHLB stock at September 30, 1993. The earnings of the FHLBs have been reduced as a result of legislation requiring contributions from the FHLBs to the Resolution Funding Corporation and the provision of subsidies to certain low income housing projects, thereby reducing the dividends paid by the FHLBs to member institutions. The Bank earned dividends of $1.8 million and $1.9 million during the years ended September 30, 1993 and 1992, respectively, at a weighted average rate of 5.63% and 6.58% per annum during such years, respectively.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds and specified U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding month's average balances), plus borrowings (or portions thereof) payable in one year or less. This liquidity requirement is currently 5.0%. Federal regulations also require that each institution maintain an average daily balance of short-term liquid assets equal to at least 1.0% of its average daily balance of deposits, plus borrowings payable in one year or less. If an institution's liquid assets at any time do not at least equal (on an average daily basis for the month) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1993, the Bank was in compliance with both requirements, with a liquid assets ratio of 24.3% and a short-term liquid assets ratio of 3.8%.

     DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the Bank is required to pay premiums to SAIF for insurance of its accounts. FIRREA established the following levels of premiums for SAIF members expressed as a percentage of deposits: 0.23% through December 31, 1993, 0.18% through December 31, 1997 and 0.15% thereafter. However, amendments to FIRREA's deposit insurance provisions enacted in November 1990 and December 1991 gave the FDIC broad authority to increase SAIF premiums beyond the levels established by FIRREA and require that the FDIC convert to a risk-based assessment system. Pursuant to this authority, the FDIC adopted a transitional risk-based premium system, which took effect January 1, 1993, that increased the premiums for all but the healthiest institutions. Under this system, an institution pays premiums for deposit insurance ranging from 0.23% to 0.31% based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action." The deposit insurance premium rate for the semi-annual periods beginning January 1, 1993 and July 1, 1993 were based in part on the Bank's capital ratios at June 30, 1992 and December 31, 1992, respectively. Although the Bank's capital levels met the standards for classification as well capitalized under the prompt corrective action regulations at September 30, 1993, the Bank's capital ratios did not meet the standard for classification as adequately capitalized at June 30, 1992 or at December 31, 1992. As a result, the Bank's deposit insurance premium for the semi-annual periods between January 1, 1993 and June 30, 1993 and between July 1, 1993 and December 31, 1993 was increased to 0.31% of total deposits. Based on the Bank's June 30, 1993 regulatory capital ratios, the Bank's premium for the semi-annual period between January 1, 1994 and June 30, 1994 will decrease. On June 25, 1993, the FDIC established a permanent risk-based premium system that became effective October 1, 1993 based substantially on the transitional system then in effect.

     SAIF insurance may be terminated by the FDIC, after notice and a 30-day corrective period, upon a finding by the FDIC that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The 30-day period may be eliminated by the FDIC with the approval of the OTS.

     REGULATORY CAPITAL. FIRREA imposed significantly more stringent capital requirements upon federally insured savings associations than those previously in effect. The requirements, as implemented by OTS regulations, contain three elements: a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1993, the Bank's tangible, core and total risk-based regulatory capital ratios were 4.60%, 5.35% and 11.70%, respectively, compared to the minimum requirements of 1.50%, 3.00% and 8.00%, respectively, in effect at that date.

     Under the minimum leverage ratio, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 3.0%. "Core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible assets, except that purchased mortgage servicing rights ("PMSRs") may be included at the lowest of 90% of fair market value (if determinable), 90% of original cost or 100% of the current amortized book value as determined under generally accepted accounting principles ("GAAP"). In addition, PMSRs are subject to a limit of 50% of core capital. At September 30, 1993, the Bank had qualifying PMSRs of $18.1 million, which constituted 7.0% of core capital at that date. The OTS also has issued a proposed regulation that would permit the inclusion of PMSRs and purchased credit card relationships ("PCCRs") in core capital up to an aggregate amount equal to 50% of core capital. PCCRs would be subject to a sublimit of 25% of core capital.

     The amount of qualifying supervisory goodwill that may be included in core capital was limited to 1.0% from January 1, 1992 through December 31, 1992, and is limited to 0.75% beginning January 1, 1993, 0.375% beginning January 1, 1994 and 0% beginning January 1, 1995. Phase-outs from capital are also established for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

     The tangible capital requirement adopted by the OTS requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of tangible assets, which is the minimum limit permitted by FIRREA. "Tangible capital" is defined as core capital less any intangible assets (including supervisory goodwill), plus qualifying PMSRs valued at the amount includable in core capital.

     The risk-based capital requirements issued by the OTS provide that the capital ratio applicable to an asset is adjusted to reflect the degree of credit risk associated with that asset and that the asset base for computing a savings institution's capital requirement includes off-balance-sheet assets. Capital must be maintained against the full amount of assets sold with recourse despite the fact that the assets are treated as having been sold under GAAP. However, the amount of capital required need not exceed the amount of recourse retained.

     There are currently four categories of risk-weightings: 0% for cash and similar assets, 20% for qualifying mortgage-backed securities, 50% for qualifying residential permanent real estate loans and 100% for other loans, including credit card loans, commercial real estate loans and loans more than 90 days past due and for real estate acquired in settlement of loans. Savings institutions generally are required to maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

     A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and general loan and lease loss reserves (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1993, the Bank had $60.5 million in general reserves on loans and leases, $44.7 million of which was includable as supplementary capital.

     Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. Maturing capital instruments issued before November 7, 1989 may be treated according to the rule stated above or the rule in effect at that date. At September 30, 1993, the Bank had $138.5 million in maturing capital instruments, of which $132.8 million was includable as supplementary capital. See "Deposits and Other Sources - Borrowings."


     Effective January 1, 1994, the OTS's risk-based capital requirements were amended to incorporate interest-rate risk measures to complement those already established for credit risk. Under the amendments, an institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the market value of the institution's assets as a result of an increase or decrease in the general level of interest rates of as much as 200 basis points is required to maintain additional amounts of risk-based capital. Additional capital will have to be maintained by affected institutions beginning July 1,

1994 based on interest rate exposure as of December 31, 1993. Although the analysis of the Bank's interest rate exposure at December 31, 1993 is not yet available, based upon an OTS analysis of the Bank's exposure at September 30, 1993, management believes that the Bank would not experience a change in "portfolio equity" in an amount in excess of 2.0% of its assets under this test and therefore believes that the Bank will not be required to maintain additional amounts of risk-based capital beginning July 1, 1994.


     OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1993, investments in non-includable subsidiaries are subject to a 25% phase-out from all three FIRREA capital requirements. Such phase-out will gradually increase to 100% on July 1, 1996 in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992.

     All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1993, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $30.6 million, which was $40.9 million less than the level of such investments in, and extensions of credit to, its non-includable subsidiaries as of April 12, 1989. Of the $30.6 million, $6.5 million constituted a deduction from tangible capital. Chevy Chase currently intends to continue to operate its non-includable subsidiaries, but to reduce gradually its aggregate investments in, and extensions of credit to, such subsidiaries.

     OTS capital regulations also require the deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The deduction from total capital is on a specified phase-in basis identical to the phase-in of the deduction from core capital of investments in non-includable subsidiaries discussed above, except that the delayed phase-in schedule is not applicable. In April 1993, the OTS adopted a rule that eliminated the capital deduction for equity investments permissible for national banks. Based on the April 1993 rule, the Bank's only equity investment at September 30, 1993 is a property classified as real estate held for sale that the Bank agreed with OTS in 1991 to treat as an equity investment for regulatory capital purposes. At September 30, 1993, the book value of that property, after subsequent valuation allowances, amounted to $43.3 million of which $20.6 million was required to be deducted from total capital.

     OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital at the then-current phase-in percentage. Accordingly, if the Bank is unable to dispose of its REO property (through bulk sales or otherwise) prior to the end of the applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank would be required to deduct the then-current book value of such REO property from risk-based capital.

     The Bank is actively managing its levels of investments in, and loans to, non-includable subsidiaries and equity investments to minimize the impact of the deductions from capital for these investments as the deductions continue to increase. The Bank's ability to implement successfully these and other strategies for maintaining capital compliance is dependent on a number of factors, including, for example, general economic conditions and the continued recovery of local real estate markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Capital Maintenance Strategies."

     In July 1993, the OTS released the Bank from a capital plan to which the Bank had been subject as a result of its failure to meet all applicable regulatory capital requirements in prior periods. In connection with the release of the Bank from its capital plan, the OTS also released the Bank from a related capital directive which had imposed certain restrictions on the Bank's operations and required the Bank to achieve compliance with applicable capital requirements by June 30, 1992 (which deadline was subsequently extended by the OTS until December 31, 1992). The Bank was in compliance with all of its regulatory capital requirements under FIRREA at September 30, 1993.

     In October 1993, the Bank and the OTS amended a written agreement dated September 30, 1991 that imposed certain restrictions on the Bank. As amended, the agreement continues to address transactions with affiliates, reduction of real estate acquired in settlement of loans, and asset quality. Specifically, the Bank has agreed that it will not, without receiving the prior approval of the OTS, (i) increase its investment in certain of its planned unit developments ("Communities"), including the four active Communities, beyond specified levels, (ii) make any additional tax sharing payments to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's common stock, or (iii) engage in any other transaction with the Trust. In addition, the Bank must (i) provide the OTS with 15 days notice prior to selling any asset with a value over $20 million, (ii) make every effort to reduce its exposure in certain of its Communities, including the four active Communities, (iii) notify the OTS 15 days prior to rejecting any purchase offers for those properties and
(iv) sell any single-family permanent loans for purchases of homes in those properties if the terms of those loans are more favorable to the borrowers than terms prevailing in the general market. The amended agreement also requires the Bank to submit various periodic reports to the OTS. A material violation of the agreement could subject the Bank to additional regulatory sanctions. Management believes the Bank is in material compliance with the agreement.

     The October 1993 amendment eliminated among other things, provisions that required the Bank to (i) provide the OTS with 15 days notice prior to selling certain significant assets with a value over $5 million, (ii) adopt a formal expense reduction plan, (iii) make every effort to convert its outstanding subordinated debentures to another form of capital (although no deadline for achieving such a conversion was specified in the agreement),
(iv) review the pricing of its major products and fees, (v) review certain compensation arrangements with the original developers of certain of its large REO projects, (vi) obtain the prior written approval of the OTS to pay dividends on its common stock or to increase senior executive compensation beyond specified levels and (vii) make every effort to obtain an infusion of capital in an amount sufficient to meet its fully phased-in capital requirements by June 30, 1992, and, if necessary, to seek a merger or acquisition partner.

     The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not indicated to the Bank any intention to exercise its authority to do so with respect to the Bank.

     PROMPT CORRECTIVE ACTION. Pursuant to FDICIA, the OTS and the other federal agencies regulating financial institutions have adopted regulations which, effective December 19, 1992, apply to every FDIC-insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories to which institutions are assigned for purposes of determining their treatment under these prompt corrective action provisions. An institution is categorized as "well capitalized" under the regulations if (i) it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by OTS to meet and maintain a specific capital level. An institution is considered "adequately capitalized" if such capital ratios are at least 4.0% (3.0% if rated in the highest rating category), 4.0% and 8.0%, respectively. An institution with a leverage ratio below 4.0% (3.0% if rated in the highest supervisory category), a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0%, is considered "undercapitalized" and an institution with ratios under 3.0%, 3.0% or 6.0%, respectively, is considered "significantly undercapitalized." Finally, an institution is considered "critically undercapitalized," and subject to provisions mandating appointment of a conservator or receiver, if its ratio of "tangible equity" (generally defined by the OTS as core capital plus cumulative perpetual preferred stock) to total assets is 2.0% or less. An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

     At September 30, 1993, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 5.35%, 7.29% and 11.70%, respectively, which exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% established under the prompt corrective action regulations for "well capitalized" institutions.

     GROWTH RESTRICTIONS. Primarily because of its level of non-performing assets, the Bank remains subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from OTS. The OTS notified the Bank on September 10, 1993 that OTS would waive this restriction for the period from July 1, 1993 through June 30, 1994 to allow for an increase in total assets of up to $500 million, subject to the conditions, among others, that the Bank's regulatory capital ratios increase with asset growth and that the Bank maintain sufficient capital to meet the "well capitalized" ratios under the OTS's prompt corrective action regulations.

     The Bank's ability to increase its regulatory capital ratios to support additional asset growth and to remain "well capitalized" is dependent on a number of factors, including, for example, general economic conditions and the continued recovery of local real estate markets.

     QUALIFIED THRIFT LENDER ("QTL") TEST. Insured savings institutions like the Bank must meet a QTL test to avoid imposition of certain restrictions. Legislation enacted in 1991 and 1992 significantly changed the QTL test. Under the modified requirements, thrifts must maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of such percentage is the thrift's "qualified thrift investments"; the denominator is the thrift's "portfolio assets." "Portfolio assets" is defined as total assets minus (i) the thrift's premises and equipment used to conduct its business, (ii) liquid assets, as defined, and (iii) intangible assets, including goodwill and purchased residential mortgage loan servicing rights. The QTL test must be met on a monthly average basis in nine out of every 12 months.

     At September 30, 1993, the Bank had 84.4% of its portfolio assets invested in qualified thrift investments. Additionally, the Bank met the QTL test in each of the previous 12 months.

     Assets that may be included in a thrift's "qualified thrift investments" without limit include: residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities and FHLB stock. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include: 50% of residential housing loans originated and sold within 90 days; investments in real estate-oriented service corporations; 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs (low or moderate income areas where credit demand exceeds supply); loans for personal, family household or educational purposes (which may not exceed 10% of portfolio assets); 200% of certain "starter" home loans; FNMA stock; and FHLMC stock. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

     An institution which fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to be a QTL, it (i) may not make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank, (ii) may not establish any new branch office at any location at which a national bank could not establish a branch office, (iii) may not obtain new advances from the applicable FHLB and (iv) may not pay dividends beyond the amounts permissible if it were a national bank. One year following an institution's failure to meet the test, the institution's holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to remain a QTL, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank, and must repay any outstanding FHLB advances as promptly as possible consistent with the safe and sound operation of the institution.

     Because Chevy Chase is engaged in activities that are not permissible for national banks (most significantly, its investments in subsidiaries that engage in real estate development activities), failure to satisfy the QTL test would require a significant change in Chevy Chase's current activities and would require a divestiture of any prohibited assets held at such time. Depending on the level of such activities at the time, compliance with these restrictions could have a significant adverse effect on the Bank. In addition, because the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies, failure by Chevy Chase to remain a QTL, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the Bank.

     The Bank has taken, and will continue to take, steps to meet the QTL test by structuring its balance sheet to include the required percentage of qualified thrift investments. The Bank's credit card loan and automobile loan securitization and sales activity to date have been undertaken, in part, to meet these objectives.

     DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Under OTS regulations, the ability of thrift institutions such as the Bank to make "capital distributions" (defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution) varies depending primarily on the institution's regulatory capital level. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the Bank's outstanding subordinated debentures.

     Institutions are divided into three tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their "fully phased-in" capital requirements and which have not been notified by the OTS that they are "in need of more than normal supervision." Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (i) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital ratio (i.e., the excess of capital over the fully phased-in requirement) at the beginning of the calendar year in which the distribution is made or (ii) 75% of net income for the most recent four quarters.


     Tier 2 institutions are those in compliance with their current, but not their fully phased-in, capital requirements. Tier 2 institutions may make distributions without regulatory approval of up to 75% of their net income for the most recent four quarters. Tier 1 and Tier 2 institutions that make capital distributions under the foregoing rules must continue to meet the applicable capital requirements on a pro forma basis after giving effect to such distributions. Tier 1 and Tier 2 institutions may seek OTS approval to pay dividends beyond these amounts.

     Tier 3 institutions have capital levels below their current required minimum levels and may not make any capital distributions without the prior written approval of the OTS.

     The OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. The OTS has approved the payment of dividends on the Bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), provided that (i) immediately after giving effect to the dividend payment, the Bank's core and risk-based regulatory capital ratios would be not less than 4.0% and 8.0%, respectively, (ii) dividends are earned and payable in accordance with OTS a capital distribution regulation and (iii) the Bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

     At September 30, 1993, the Bank had sufficient levels of capital to be a Tier 1 institution. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution. As discussed in the following paragraph, the Bank also is subject to contractual limitations on its ability to pay dividends. The payment of any dividends on the Bank's common stock and Preferred Stock will be determined by the Board of Directors based on the Bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant by the Board of Directors, including applicable government regulations and policies.

     The indenture pursuant to which $150 million of the Bank's 9 1/4% Subordinated Debentures due 2005 were sold in November 1993 (the "Indenture") provides that the Bank may not pay a dividend on its capital stock unless, after giving effect to the dividend, no default or event of default shall have occurred and be continuing and the Bank shall be in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million,
(ii) 66-2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities. Notwithstanding these restrictions on dividends, provided no default or event of default has occurred and is continuing under the Indenture, the Indenture does not restrict either the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. See Note 24 to the Consolidated Financial Statements in this report.

     LENDING LIMITS. FIRREA generally subjects thrift institutions to the same loans-to-one-borrower limits that apply to national banks. These limits, which became effective August 9, 1989, were substantially more restrictive than the previous limits applicable to thrift institutions. With certain exceptions, the limits prohibit an institution from lending to one borrower (including certain related entities of the borrower) in an amount in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's loans-to-one-borrower limit was approximately $72.6 million at September 30, 1993, and no group relationships exceeded this limit at that date.

     SAFETY AND SOUNDNESS STANDARDS. FDICIA requires the Bank's regulators to devise standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The asset quality and earnings standards must specify a maximum ratio of classified assets to capital and minimum earnings sufficient to absorb losses. Any institution that fails to meet these standards must submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities or require the institution to take any other action that the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

     In November 1993, the OTS and the other federal bank regulators published a joint notice of proposed rulemaking that solicited comment on proposed standards in these areas. Among other things, the proposed regulation's asset quality standards specify that the ratio of an institution's assets classified as substandard or doubtful to the sum of its total capital plus any allowances for loan losses not included in total capital should not exceed 100%. Based on its preliminary review of the proposed regulation, management does not believe that these new requirements, if adopted substantially in the form proposed, would have a material adverse effect on the Bank's operations.

     DISPOSITION OF ADC INVESTMENTS. The Bank was advised in October 1989 by the Atlanta District of the OTS that ADC loans classified as investments in real estate for accounting purposes must be considered as ownership interests in real estate and, therefore, are not authorized investments for the Bank to hold directly. The OTS directed the Bank to refrain from entering into additional transactions of this nature in the future and to seek opportunities to remove existing ADC transactions that constitute real estate investments from its books as quickly as possible without material loss.

     At September 30, 1993, the Bank had only one ADC loan, with a book value of $8.9 million, before all valuation allowances of $2.0 million, classified as an investment in real estate. The Bank's levels of ADC loans have declined significantly in recent years as a result of the Bank's acquisition of title to the properties following the default of borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality."

     REGULATORY ASSESSMENTS. FIRREA contained provisions authorizing the OTS to assess fees to fund its operations. Pursuant to that authority, the OTS has adopted the following fees: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees and (v) publication fees. Of these fees, the asset-based assessments are the most significant. Such assessments, which are paid semi-annually every January 31 and July 31, incorporate a "general assessment" which varies depending on the asset size of the institution and an additional "premium assessment" for certain institutions requiring increased supervision. The Bank was subject to this 50% "premium assessment" effective October 1, 1991. As a result, the semi-annual assessment paid on July 31, 1993 for the six-month period ending December 31, 1993 was $507,891, comprising a general assessment of $338,594 and a premium assessment of $169,297.

     OTHER REGULATIONS AND LEGISLATION. As a thrift institution, Chevy Chase continues to be subject to a requirement that it obtain prior approval of the OTS before merging with another institution or before increasing its insured accounts through merger, consolidation, purchase of assets or assumption of liabilities. In addition, FIRREA contains provisions that (i) impose a five-year moratorium on conversions from SAIF insurance; (ii) permit a savings institution to convert to a commercial bank charter if it retains SAIF insurance; (iii) permit bank holding companies to acquire healthy as well as failing thrifts; (iv) substantially strengthen the enforcement powers of the federal agencies regulating financial institutions and increase the maximum penalties for violations of laws and regulations to as much as $1 million per day; and (v) place new restrictions on transactions between thrift institutions and their affiliates and insiders.

     In addition to the provisions noted above, FDICIA, among other things,
(i) requires regulators to revise their risk-based capital standards to take into account interest-rate risk, concentration of credit risk and the risks of non-traditional activities; (ii) requires annual on-site regulatory examinations of institutions; (iii) requires management to prepare annual reports on the financial condition of the institution; (iv) requires independent audit committees for all insured depository institutions; (v) mandates certain accounting reforms, including the development of methods to disclose the estimated fair market value of assets and liabilities; (vi) requires the regulators to adopt uniform regulations prescribing standards for loans that are secured by real estate or that are made for the purpose of constructing a building or improving real estate; (vii) imposes limits on the ability of the Federal Reserve Banks to lend to undercapitalized institutions; and (viii) permits banks and thrifts to combine and to be controlled by the same holding company. FDICIA also contains a number of consumer-oriented provisions that (i) reduce deposit insurance assessments for institutions offering "lifeline accounts" and/or loans to low- and moderate-income persons in distressed communities; (ii) require uniform disclosures regarding deposit accounts; and (iii) require advance notification to customers and regulators of branch closings.

     Under amendments to OTS regulations adopted in 1992, federally chartered thrifts like Chevy Chase were permitted, for the first time, to establish branches anywhere in the United States, provided they meet their regulatory capital requirements and are "qualifying institutions" that meet the domestic building and loan test of section 7701(a)(19) of the Internal Revenue Code or the asset composition test of subparagraph (c) of that section and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy the building and loan test.

     Under legislation adopted in 1993, amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority: (i) administrative expenses of the receiver, (ii) any deposit liability of the institution, (iii) any other general or senior liability of the institution (which is not an obligation described in clause (iv) or (v)), (iv) any obligation subordinated to depositors or general creditors (which is not an obligation described in clause (v)) and (v) any obligation to stockholders arising as a result of their status as stockholders.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board ("FRB") requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts. Effective December 22, 1992, the first $3.8 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $43.0 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $46.8 million were subject to a 10.0% reserve requirement. The reserve requirement ratios for certain non-personal time deposits and "Eurocurrency liabilities" are 0%. The Bank met its reserve requirements for each period during the year ended September 30, 1993. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

     Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window. See "Other Regulations and Legislation."

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (the "CRA") and the OTS's implementing regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of each savings association to adopt a CRA statement for each delineated local community that describes, among other things, its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. In connection with its examination of a savings association, the OTS is required to assess the institution's record in satisfying the intent of the CRA. In addition, the OTS is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

     OTHER ASPECTS OF FEDERAL LAW. The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

     RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), was issued in February 1992 and changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The Bank currently plans to adopt SFAS 109 in the first quarter of fiscal 1994 on a prospective basis, with the cumulative effect of this accounting change amounting to an increase in the Bank's deferred tax asset of approximately $5.0 million.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 114 defines impaired loans and requires such loans to be measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Bank has not yet determined the effect that implementation of SFAS 114 will have on its financial statements, but believes that such effect will not be material.

    SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires companies to classify such equity and debt securities into one of three categories on the date of acquisition and the date of all subsequent financial statements. Under SFAS 115, securities that are categorized either as "available for sale" or "trading" are reported at fair value, and securities classified as "held-to-maturity" are reported at amortized cost. SFAS 115 is effective for fiscal years beginning after December 15, 1993, and may be applied at the end of earlier fiscal years for which annual financial statements have not been issued. The Bank is currently evaluating SFAS 115 and has not yet determined the effect that the implementation of SFAS 115 will have on its financial statements.

     See Summary of Significant Accounting Policies in the Consolidated Financial Statements in this report.

MARKET AREA

     The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 4.5% in September 1993, compared to the national rate of 6.7%.

     Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and, to a lesser extent, Fairfax County in Virginia. Approximately 25.4% of the Bank's deposits at September 30, 1993 were obtained from depositors residing outside of Maryland, primarily in Northern Virginia. Chevy Chase and a commercial bank had the largest market shares of consumer deposits in Montgomery County at June 30, 1992, according to published industry statistics. The per capita income of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in both Montgomery and Fairfax Counties in September 1993 (3.6% and 3.4%, respectively) was below the national and state rates for the same month.

     The Bank historically has concentrated its lending activities in the Washington, D.C. metropolitan area. See "Lending Activities."

INVESTMENTS AND OTHER SECURITIES

     The Bank is required by OTS regulations to maintain a specific minimum amount of liquid assets and short-term liquid assets invested in certain qualifying types of investments. See "Regulation - Liquidity Requirements." To meet these requirements, the Bank maintains a portfolio of cash, federal funds and Agency mortgage-backed securities with final maturities of five years or less. The balance of investments in excess of regulatory requirements reflects management's objective of maintaining liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

     Investment and mortgage-backed securities held for investment are stated at cost, adjusted for amortization of premiums and accretion of discounts. These securities are carried at amortized cost because management has the intent and ability to hold such securities until maturity. Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset-liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of cost or market value.

     The OTS has adopted guidelines governing investment securities held by SAIF-insured institutions. The guidelines require that investments in securities be accounted for in accordance with GAAP, summarize the applicable accounting principles and provide guidance regarding the application of GAAP in determining whether securities are properly classified as held for investment, held for sale or trading.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At September 30, 1993, the Bank's loan portfolio totaled $2.3 billion, which represented 48.0% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, unless the context otherwise indicates.) Loans collateralized by single-family residences constituted 56.1% of the loan portfolio at that date.

     The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.


                                                                  LOAN PORTFOLIO
                                                              (Dollars in thousands)


                                                                  September 30,
                        -----------------------------------------------------------------------------------------------------
                             1993                 1992                 1991                1990                1989
                       ------------------  -------------------   -----------------  -------------------  ------------------
                                    % of                 % of                % of                 % of                % of
                         Balance    Total    Balance     Total   Balance     Total     Balance    Total    Balance    Total
                       -----------  -----  ------------  -----  -----------  -----  ------------  -----  -----------  -----

Residential (1)        $ 1,287,333  53.6%  $   933,867   41.6%  $ 1,345,409  41.7%  $ 1,031,628    32.2%  $   900,528   27.1%

Home equity (1)             60,549   2.5       223,148    9.9       289,976   9.0       711,363    22.2       602,447   18.1

Commercial
  and multifamily           94,079   3.9        61,522    2.7        69,097   2.1        89,759     2.8       103,413    3.1

Real estate
  construction
  and ground                62,637   2.6        92,215    4.1       133,852   4.2       277,061     8.6       312,958    9.4

Credit card (1)            754,520  31.4       872,672   38.9     1,302,008  40.4       883,722    27.6     1,262,388   37.9

Automobile                 104,703   4.4        18,524    0.8        13,801   0.4       112,268     3.5        59,302    1.8

Other                       40,070   1.6        43,405    2.0        70,782   2.2        99,291     3.1        86,000    2.6
                       ----------- ------  -----------  ------  ----------- ------  -----------   ------  -----------   ------
                         2,403,891 100.0%    2,245,353  100.0%    3,224,925 100.0%    3,205,092   100.0%    3,327,036   100.0%
                       ----------- ======  -----------  ======  ----------- ======  -----------   ======  -----------   ======
Less:

Unearned premiums
   and discounts             1,543               2,589                6,002               7,037                 9,354

Deferred loan
  origination
  fees (costs)              (3,472)              1,889                6,612               7,721                13,534

Reserve for
  loan losses               68,040              78,818               89,745              58,339                41,934
                       ------------        ------------         ------------        ------------          -----------
                            66,111              83,296              102,359              73,097                64,822
                       ------------        ------------         ------------        ------------          -----------
  Total loans
    receivable         $ 2,337,780         $ 2,162,057          $ 3,122,566         $ 3,131,995           $ 3,262,214
                        ===========         ===========          ===========         ===========          ===========

- ---------------------------------------------------------------------------------------------------------------------------
(1)  Includes loans held for sale and/or securitization.

                                        -33-

     The Bank will continue to adjust the composition of its loan portfolio in response to regulatory capital and qualified thrift lender requirements. See "Regulation - Regulatory Capital" and "- Qualified Thrift Lender ("QTL") Test" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management."

     CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1993. The entire balance of loans held for sale and/or Securitization is shown in the year ending September 30, 1994, because such loans are expected to be sold in less than one year.


                                                  CONTRACTUAL PRINCIPAL REPAYMENTS
                                                          (In thousands)



                            Principal                              Approximate Principal Repayments
                             Balance                               Due in Years Ending September 30,
                           Outstanding at   --------------------------------------------------------------------------------
                           September 30,                                                                            2009 and
                                1993 (1)         1994        1995       1996    1997-1998   1999-2003   2004-2008  Thereafter
                           --------------   -----------  ----------  ---------  ---------  ----------  ----------  ----------
Residential                  $  1,111,306   $   16,271   $  25,756   $  28,912  $  55,125  $  150,179  $  138,564  $  696,499
Home equity                        60,549        2,277       1,045       3,296      9,370         274      10,631      33,656
Commercial
  and multifamily                  94,079       71,655       3,328       3,064      3,555       6,022       6,455       --
Real estate
  construction
  and ground                       62,637       33,842      27,610       1,185       --         --          --         --
Credit card (2)                   454,520       82,442      67,489      59,372     83,607     103,181      36,949      21,480
Other                             144,773       44,651      34,427      35,092     23,453           2           2       7,146
Loans held for sale               176,027      176,027       --          --         --          --          --          --
Loans held for
  securitization and sale         300,000      300,000       --          --         --          --          --          --
                             ------------   ----------   ---------  ----------  ---------  ----------  ----------  ----------
   Total loans
     receivable  (3)         $  2,403,891   $  727,165   $ 159,655  $  130,921  $ 175,110  $  259,658  $  192,601  $  758,781
                             ============   ==========   =========  ==========  =========  ==========  ==========  ==========


Fixed-rate loans             $    308,389   $    43,374  $  40,045  $   44,931  $  47,028  $   64,054  $   17,557  $   51,400
Adjustable-rate loans           1,619,475       207,764    119,610      85,990    128,082     195,604     175,044     707,381
Loans held for sale               176,027       176,027      --          --         --          --          --          --
Loans held for
  securitization and sale         300,000       300,000      --          --         --          --          --          --
                             ------------   -----------  ---------  ----------  ---------  ----------  ----------  ----------
  Total loans
    receivable               $  2,403,891   $   727,165  $ 159,655  $  130,921  $ 175,110  $  259,658  $  192,601  $  758,781
                             ============   ===========  =========  ==========  =========  ==========  ==========  ==========

- ------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans outstanding at September 30, 1993 which were due after one year, an aggregate principal balance of approximately $265.0 million had fixed interest rates and an aggregate principal balance of approximately
    $1.4 billion had adjustable interest rates.
(2) Estimated repayments of credit card loans reflect the required minimum payments.
(3) Before deduction of reserve for loan losses, unearned discounts and deferred loan origination fees (costs).


     Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a "conventional loan," one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA"), immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1993, $43.4 million of fixed-rate loans and $207.8 million of adjustable-rate loans were contractually due to be repaid within one year.

     ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The following table shows changes in the composition of the Bank's real estate loan portfolio and the net change in mortgage-backed securities.


                                 ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS
                                                        (In thousands)


                                                                   For the Year Ended September 30,
                                                           ------------------------------------------------
                                                               1993              1992              1991
                                                           ------------      ------------      ------------
Real estate loan originations and purchases: (1)

Residential and home equity                                $  1,758,484      $  1,246,367      $  1,120,461
Commercial and multifamily                                       42,718             5,350              -
Real estate construction and ground                              41,675            40,943            44,302
                                                           ------------      -------------     -------------

Total originations and purchases                              1,842,877         1,292,660         1,164,763
                                                           ------------      -------------     -------------

Principal repayments                                           (346,645)         (251,865)         (284,519)
Sales (2)                                                      (785,255)         (568,955)         (795,993)
Loans transferred to real estate acquired in
 settlement of loans or in - substance foreclosures             (23,158)          (43,046)         (177,582)
Other                                                              -               (1,809)           (2,685)
                                                             ----------      ------------        -----------
                                                             (1,155,058)         (865,675)       (1,260,779)

Transfers to mortgage-backed securities (3)                    (493,973)         (954,567)         (175,461)

Increase (decrease) in real estate loans                   $    193,846      $   (527,582)     $   (271,477)
                                                             ==========        ===========        ===========

- ------------------------------------------------------------------------------------------------------------
(1) Excludes unfunded commitments.
(2) Includes securitization and sale of home equity credit line receivables of $340.4 million, $253.6 million and $600.1 million for the years ended September 30, 1993, 1992 and 1991, respectively.
(3) Represents real estate loans which were pooled and exchanged for FHLMC, FNMA, GNMA and private label,
    AA-rated mortgage-backed securities.


     As a federally chartered savings institution, the Bank has general authority to make loans secured by real estate located throughout the United States. Although in the past the Bank has made loans secured by properties located outside of its primary market area, approximately 93.0% of the Bank's real estate loans at September 30, 1993 by principal balance were secured by properties located in Maryland, Virginia or the District of Columbia.

     The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company. Commercial, real estate construction and ground and home equity credit line loans are originated directly by the Bank.

     In the latter part of fiscal 1990, the Bank began developing a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family adjustable-rate residential mortgage loans in the Washington, D.C. metropolitan area. The loans are originated or purchased on a "flow" basis, with some loans settling directly in the Bank's name and some loans purchased by the Bank after settlement in the name of the correspondents. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1993, approximately $259.8 million of loans settled under the correspondent program. The Bank intends to continue to develop its wholesale network.

     Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1993, sales of mortgage loans originated or purchased for sale by the Bank totaled $853.0 million. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank originates fixed-rate, single-family, long-term loans on terms which conform to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines in order to ensure their saleability in the public secondary mortgage market. In order to manage its interest-rate exposure, the Bank hedges its fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1993, the Bank had $176.0 million of single-family residential loans held for sale to investors.

     When the Bank sells a whole loan or loan participation and retains servicing, or purchases mortgage servicing rights from third parties, it continues to collect and remit loan payments, inspect the properties, make certain insurance and tax payments on behalf of borrowers and otherwise service the loans. The normal servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1993, the Bank was servicing residential permanent loans totaling $2.0 billion for other investors.

     SALES OF MORTGAGE-BACKED SECURITIES. A significant portion of the Bank's sales of mortgage-backed securities involve sales pursuant to the Bank's normal mortgage banking operations. Generally, the Bank's policy is to sell its fixed-rate mortgage production which, in the case of most conforming fixed-rate loans, is accomplished by first pooling such loans into mortgage-backed securities. The mortgage-backed securities sold as part of the Bank's mortgage banking operations are generally issued in the same month as the sale of such securities. The securities are formed from conforming fixed-rate loans originated for sale or from fixed-rate loans resulting from the borrower's election to convert from a variable-rate loan to a fixed-rate loan. As a result, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of mortgage-backed securities even though there are no balances of mortgage-backed securities to report as held for sale. Instead, these fixed-rate loans are designated as held for sale in the Consolidated Balance Sheets in this report.

     Sales of mortgage-backed securities from the Bank's investment portfolio during fiscal years 1991, 1992 and 1993 generally were effected in connection with the Bank's restructuring of its balance sheet in response to a variety of factors. In March 1991, the Bank sold $323.3 million of variable-rate mortgage-backed securities, which constituted all variable-rate mortgage-backed securities then owned by the Bank. The sale of these securities occurred primarily to offset the regulatory capital impact of the Bank's decision to increase its reserves for losses by $29.9 million in the March 1991 quarter and to permit the Bank to remain in compliance with its minimum risk-based capital requirement.

     In September 1991, the Bank sold $303.3 million of mortgage-backed securities acquired in June 1991. The securities had been acquired with borrowed funds in anticipation of a contemplated sale of assets designed to improve the Bank's regulatory capital levels. The contemplated sale subsequently was determined not to be in the best long-term interests of the Bank.

     In the June 1992 quarter, the Bank sold its remaining $438.4 million of long-term fixed-rate mortgage-backed securities. The sale was designed to mitigate the effects on the Bank's capital levels of an increase in the Bank's reserves for losses on real estate and real estate-related charge-offs taken in the same quarter. The Bank subsequently classified the securities sold in June 1992 as held for sale as of March 31, 1992.

     In the second quarter of fiscal 1993, the Bank sold its entire portfolio of seven-year balloon fixed-rate mortgage-backed securities, totaling $127.8 million, primarily to provide the Bank with flexibility under the Bank's previous asset growth limitations imposed by its various agreements with the OTS to permit increased mortgage loan origination activity resulting from low market interest rates and in order to reduce its exposure to possible future increases in long-term interest rates. The Bank subsequently classified such mortgage-backed securities as held for sale as of December 31, 1992.


     At September 30, 1993, it was management's intent to hold all mortgage-backed securities until maturity. The earlier sales of mortgage-backed securities from the Bank's investment portfolio were for reasons related to its capital position and growth limitations and in furtherance of its asset and liability management objectives. As a result of the prior restructuring of the Bank's balance sheet and the improvement in the Bank's regulatory capital ratios following the sale of the Preferred Stock in April 1993, as well as the OTS's partial waiver in September 1993 of applicable growth restrictions, the Bank does not currently contemplate any additional sales of mortgage-backed securities from its investment portfolio.


     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates a variety of loans secured by single-family residential structures, which are structures consisting of up to four separate dwelling units. At September 30, 1993, $1.3 billion (or 56.1%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, including $49.0 million of FHA-insured or VA-guaranteed loans.

     Chevy Chase currently offers fixed-rate loans with maturities of 15 to 30 years and adjustable-rate residential mortgage loans ("ARMs"), principally with maturities of 30 years. At September 30, 1993, 17.9% of the Bank's loans consisted of ARMs scheduled to have interest rate adjustments within one year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management." The interest rates on these loans (other than the interest rates on home equity credit line loans) generally are adjusted annually based on changes in the applicable interest rate index. Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities, primarily one year. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase over the term of the loan of from 6.0% to 9.0%.

     In the past, the Bank has originated six-month ARMs with a negative amortization feature. Interest is accrued at the coupon rate (which adjusts every six months), with differences between interest computed at the coupon rate and interest computed at the payment rate capitalized to the loan balance. At September 30, 1993, the balance of such loans was $84.7 million, of which $2.3 million represented deferred interest capitalized to the loan balance. The Bank does not currently originate loans which have a negative amortization feature.

     Consistent with its commitment to serve local communities, the Bank established the Chevy Chase Community Development Loan Fund in March 1993. The fund provided $25.0 million of below-market rate mortgage financing to low-income and moderate-income families in the Washington, D.C. metropolitan area. In October 1993, the Bank committed $1.0 million to the Prince George's County Revitalization Fund, a fund dedicated to providing assistance to small businesses located inside the Washington, D.C. Beltway.

     The Bank's home equity credit line loan provides revolving credit secured principally by a second mortgage on the borrower's home. Home equity credit line loans bear interest at a variable rate that adjusts quarterly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. In order to promote its home equity credit line loan program, the Bank currently offers prospective borrowers a below-market interest rate for an introductory period and settlement without closing costs.

     Securitizations of home equity credit line receivables have been an integral element of the Bank's strategies to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking." The Bank transferred $340.4 million, $253.6 million and $600.1 million of home equity credit line receivables in fiscal 1993, fiscal 1992 and fiscal 1991, respectively, to trusts for securitization and sale to investors. Gains of $16.8 million, $15.1 million and $25.8 were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. In its past four fiscal years, the Bank has deemphasized permanent commercial real estate loans, land acquisition and land development loans, and loans for construction of commercial income-producing properties. This type of lending generally is considered to involve a higher level of risk than single-family mortgages or other consumer lending due to the concentration of principal in a limited number of loans and borrowers. However, in fiscal 1993, the Bank provided financing generally at market rates, to certain purchasers of its commercial REO. Additionally, the Bank continues to finance the construction of residential real estate, principally single-family detached homes and townhouses, but generally only after a home is sold by the builder to a consumer.

     Aggregate balances of residential construction, commercial construction, ground and commercial and multifamily loans increased 2.0% in fiscal 1993 to $156.7 million at September 30, 1993 from $153.7 million at September 30, 1992.

     CREDIT CARD LENDING. Since June 1985, Chevy Chase has been providing retail credit through its credit card program, which offers VISA-TM- and MasterCard-TM- credit cards and the related Gold Cards. Chevy Chase issues the credit cards and receives interest income on credit extended, a fee based on a percentage of credit sales paid by merchants accepting card purchases, and an annual membership fee for use of the cards. Chevy Chase's credit card loan portfolio accounted for 31.4% of Chevy Chase's total loans at September 30, 1993. According to statistics published in American Banker, Chevy Chase is the third largest issuers of credit cards among thrift institutions, based on total credit card loans outstanding. At September 30, 1993, credit card loans outstanding totaled $754.5 million and managed credit card receivables, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank, totaled $1.6 billion.

     The Bank has emphasized credit card lending in recent years because the shorter term and normally higher interest rates on such loans help it maintain a profitable spread between its average loan yield and its cost of funds. In addition, credit card accounts typically may be sold at a premium over their receivables balances, thus further enhancing their potential value to the Bank. Chevy Chase also believes its credit card program contributes to market share growth in its local markets by attracting new depositors, promoting a high degree of customer loyalty and providing opportunities to cross-market other products of the Bank. For this reason, the Bank has not sold any credit card accounts maintained by cardholders having addresses in Maryland, Virginia or the District of Columbia, the Bank's primary market area.

     The Bank historically has obtained new credit card accounts through direct mailings and telemarketing. In November 1990, the Bank ceased active national solicitation of new credit card accounts due in part to the significant initial cost of acquiring accounts and the Bank's desire to enhance its capital position. As a result of the improvement in the Bank's regulatory capital ratios, in June 1993 the Bank reinstated the active national solicitation of new credit card accounts in markets which the Bank considers to have favorable demographic characteristics.

     Chevy Chase's internal data processing systems are capable of handling a broad range of credit card program operations, including processing of credit applications and collection functions. Until May 1993, certain data processing and administrative functions associated with the servicing of the credit card accounts were performed on behalf of the Bank by the Atlantic States Bankcard Association ("ASBA") from its facilities in
Raleigh, North Carolina.  In May 1993, ASBA was acquired by First
Data Resources Incorporated ("First Data Resources"). In October 1993, the Bank converted its credit card processing to First Data Resources, which provides a variety of data processing and administrative services to the Bank, including processing and settlement of transactions, maintenance of individual cardholder accounts, processing of cardholder statements and issuance of plastic cards. The fee per account charged by First Data Resources to perform such services on behalf of the Bank will generally be less than the fee per account formerly charged by ASBA for comparable services.

     Changes in credit card use and payment patterns by cardholders, including increased defaults, may result from a variety of social, legal and economic factors. Economic factors affecting credit card use include the rate of inflation and relative interest rates offered for various types of loans. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers. During times of economic recession, default rates on credit card loans generally may be expected to exceed default rates on residential mortgage loans. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations - Financial Condition -Banking - Asset Quality - Delinquent Loans" and "- Reserves for Losses."

     Certain issuers of credit cards adjust their pricing to provide for the different credit risks among customers based upon card usage, repayment habits and other criteria. The Bank has implemented such risk-based pricing by increasing the interest rates charged to high-risk customers and by continuing to allow premium-credit customers a more favorable rate. The Bank recently has offered premium-credit customers the option to convert to a variable-rate product which currently provides the cardholder with a lower interest rate than the Bank's fixed-rate product. Periodically, the Bank offers promotional discounts to certain customers to encourage increased usage of the Bank's credit cards.

     Securitizations of credit card receivables and, in prior years, sales of credit card relationships have been integral elements of the Bank's strategies to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital and "qualified thrift lender" requirements. The Bank transferred $350.0 million, $280.0 million and $450.0 million of credit card receivables in fiscal 1993, fiscal 1992 and fiscal 1990, respectively, to trusts for securitization and sale to investors. No gain or loss was recognized by the Bank as a result of these transactions; however, the Bank continues to service the underlying accounts, and excess servicing fees are recognized over the related lives of the transactions. These excess servicing fees represent the contractual interest and fees paid by the cardholders less certificate interest paid to the certificateholders and administrative fees paid to providers of services to the trusts. In fiscal 1992, 1991 and 1990, the Bank sold, at a premium over their receivables balances of $14.9 million, $273.4 million and $646.0 million, respectively, 367,897 credit card relationships. No such sales occurred during fiscal 1993.

     From time to time, regulation of credit card interest rates has been the subject of legislative debate and concern among various consumer interest groups. Although no interest rate caps have been enacted into law, publicity resulting from these congressional actions could lead to increased consumer demand for reduced credit card interest rates and interest rate regulation provisions could be enacted in future legislation.

     The credit card industry is highly competitive and characterized by increasing use of advertising, target marketing, pricing competition in interest rates and annual membership fees, and other features (such as buyer protection plans), as both established and new credit card issuers seek to expand or to enter the market. Management anticipates that competitive pressures will continue to require adjustments from time to time to the pricing of the Bank's credit card products.

     Credit card loans are not subject to those provisions of federal laws and regulations that limit to 35% of an institution's total assets the amount of consumer loans that a federally chartered savings institution may make.

    CONSUMER AND OTHER LENDING. Federal laws and regulations permit a federally chartered savings institution to make secured and unsecured consumer loans up to 35% of the institution's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans which include, in addition to credit card loans, home improvement, secured deposit account and educational loans.

     Chevy Chase currently offers a variety of consumer loans other than credit card loans, including automobile loans, overdraft lines of credit and unsecured loans for traditional consumer purchases and needs. The
Bank's portfolio of such consumer loans totaled $144.8 million at September 30, 1993. Consumer and other loans (other than credit card loans) accounted for 6.0% of total loans at September 30, 1993.

     REAL ESTATE LOAN UNDERWRITING. In the loan approval process, Chevy Chase assesses both the borrower's ability to repay the loan and, in appropriate cases, the adequacy of the proposed security. Credit approval is vested with the Board of Directors and delegated to the Executive Loan Committee and certain senior officers in accordance with the credit authorizations approved by the Board of Directors. All construction and commercial real estate loans are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the Bank's approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All loans of $15 million or more are presented to the Board of Directors for final approval.

     The approval process for all types of real estate loans includes on-site appraisals of the properties securing such loans and a review of the applicant's financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of construction and commercial real estate loans. Appraisals supporting major construction and commercial loans are generally performed by independent appraisers selected by the Bank.

     In an effort to minimize the increased risk of loss associated with construction and development loans, Chevy Chase considers the reputation of the borrower and the contractor, reviews pre-construction sale and leasing information, and requires an independent inspecting engineer or architect to review the progress of multifamily and commercial real estate projects. In addition, the Bank generally requires personal guarantees of developers for all development loans and, if a general contractor is used by the developer, may require the posting of a performance bond.

     The Bank generally lends up to 95% of the appraised value of single-family residential dwellings to be owner-occupied. The Bank also lends up to 85% of the appraised value of the completed project to finance the construction of such dwellings, and, on a case-by-case basis, the Bank may, on occasion, lend up to 90% of such appraised value when such financing is limited to pre-sold units. The loan-to-value ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. In December 1992, the Bank reduced its acceptable loan-to-value ratios for many types of commercial real estate loans and increased the required preleasing levels and equity investment by the developer. Currently, the Bank generally does not originate a second mortgage loan (including a home equity credit line loan) if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the values of the security properties could expose the Bank to losses.

     Pursuant to FDICIA, the OTS issued final regulations requiring institutions to adopt internal real estate lending policies, including loan-to-value limitations conforming to specific guidelines established by the OTS. The Bank's current lending policies conform to these new regulations.

    Under current OTS regulations, certain "high ratio" land loans and non-residential construction loans are considered "equity investments." The amount of the loan which exceeds an 80% loan-to-value ratio must be deducted from capital. See "Regulation - Regulatory Capital."

     On all loans secured by real estate (other than certain home equity credit line loans), Chevy Chase requires title insurance policies protecting the priority of the Bank's liens. The Bank requires fire and casualty insurance for permanent loans (including home equity credit line loans) and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase's approval. Generally, for any residential loan in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the Bank's mortgage insurance is placed with four carriers.

     Substantially all fixed-rate mortgage loans originated by the Bank contain a "due on sale" clause providing that the Bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank's ARMs generally are assumable.

     CREDIT CARD LOAN UNDERWRITING. Prior to February 1993, the Bank generally did not pre-approve accounts for its credit card loans. However, beginning with the resumption of active solicitation of new accounts in February 1993, the Bank generates new accounts through direct-mail and telemarketing solicitation campaigns directed at individuals who have been preapproved. The Bank identifies potential cardholders for preapproved solicitations by supplying a list of credit criteria to a credit bureau, which generates a list of individuals who meet such criteria. When the Bank receives an acceptance certificate from an individual that received a preapproved solicitation, the Bank obtains a credit report on such individual issued by an independent credit reporting agency, and the credit limit and terms of the account are subject to certain post-screening underwriting reviews performed by the Bank.

     The Bank's underwriting approach to account approval supplements a computerized credit scoring system with an individual evaluation of each completed application for creditworthiness. In the underwriting process, the Bank considers the prospective cardholder's income, credit history, outstanding debt as a percentage of gross income and other factors intended to provide a general indication of the applicant's willingness and ability to repay his obligations. The Bank also reviews a credit report on each applicant issued by an independent credit reporting agency and, for certain applicants, independently verifies employment, income or other information contained in the credit application.

     If an application is approved, the Bank establishes an initial credit limit on the cardholder's account based on the limit requested in the credit application and the Bank's evaluation of the cardholder's credit worthiness. This credit limit is adjusted from time to time based on the Bank's continuing evaluation of the cardholder's repayment ability as evidenced by the cardholder's payment history and other factors. The Bank also may increase the credit limit at the cardholder's request after completion of an evaluation comparable to that performed during the initial underwriting.

     Management reviews credit losses on a monthly basis and adjusts its underwriting standards as appropriate.

     LOAN SERVICING. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and for miscellaneous services related to its loans. Loan servicing income, principally servicing income earned on the Bank's securitized credit card, home equity credit line and other consumer receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. At September 30, 1993, the Bank serviced $841.8 million, $530.1 million and $29.6 million of securitized credit card, home equity credit line and automobile loan receivables, respectively. Income from these activities varies with the volume and type of loans made and sold.

     The following table sets forth certain information relating to the Bank's servicing income as of or for the periods indicated.


                              As of or For the Year Ended September 30,
                              -----------------------------------------
                                1993            1992            1991
                               --------      -----------     ----------
                                            (In thousands)
Amounts of loans serviced
  for others at end of
  year (1) ............       $3,423,578     $2,379,095      $2,771,534

Loan servicing fee
  income (2) ............     $   46,083     $   39,924      $   47,632

__________________

(1) The Bank's basis in its servicing rights at September 30, 1993, 1992 and 1991 was $47.9 million, $42.3 million and $44.3 million, respectively.

(2) In each of the years ended September 30, 1993, 1992 and 1991, loan servicing fee income as a percentage of net interest income before provision for loan losses was 25.4%, 21.2% and 29.4%, respectively.

      The Bank earns fees in connection with the servicing of home equity credit line loans, credit card loans, automobile loans and single-family residential mortgage loans. The Bank's level of servicing fee income increases or decreases with increases or decreases in securitized balances of these loan types. The Bank's level of servicing income for the fiscal year ended September 30, 1992 reflected a decrease of $8.3 million related to a change in the method of amortizing gains previously recognized on the securitization and sale of home equity credit line receivables. The Bank's level of servicing fee income declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income increases. During fiscal 1993, the Bank securitized and sold $340.4 million of home equity credit line receivables and $350.0 million of credit card receivables. Pursuant to these transactions, the Bank will continue to service the underlying loans.

      In fiscal 1993, the Bank acquired the rights to service approximately $1.2 billion principal amount of fixed-rate FHLMC and FNMA mortgages. During fiscal 1993, the Bank sold approximately $1.2 million of rights to service mortgage loans with an aggregate principal balance of approximately $76.1 million. In addition, the Bank sold the rights to service mortgage loans with an aggregate principal balance of $476.1 million, which were originated by the Bank in connection with its mortgage banking activities.

      The Bank's investment in loan servicing rights (including purchased mortgage servicing rights and excess loan servicing assets), and the amortization of such rights, are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. Changes in the discounted value are recorded as amortization expense (in the case of purchased mortgage servicing rights) or as a reduction of fee income (in the case of excess loan servicing assets) in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which is the estimated rate of repayment of the underlying loans.

      Interest rates charged on new mortgage loans have declined in recent years, resulting in high levels of mortgage refinance activity. This activity has caused significant declines in loans serviced by the Bank as well as increases in the estimated rates at which loans will repay in the future. As a result, the rate of amortization of these rights was accelerated in fiscal 1993.

      In addition to the Bank's acquisition of $1.2 billion principal amount of mortgage loans, the Bank securitized and sold $340.4 million of home equity credit lines during fiscal 1993. Because of these transactions and also because of the increased repayment activity referred to above, during fiscal 1993, purchased mortgage servicing rights amortization expense increased $10.5 million and home equity credit line receivable servicing income decreased $3.8 million. While management believes that its estimates of future repayment rates are reasonable, there can be no assurance that future adjustments to the rate of amortization will not be necessary.

      The Bank's current origination fees on its single-family mortgage loans generally range from 1.0% to 3.0% of the principal amount of the loan. Its current origination fees on construction and multifamily residential and commercial real estate loans generally range from 0.5% to 2.0% of the principal amount of the loan.

      Loan origination and commitment fees, and the related costs associated with making the loans, are deferred in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." For fully amortizing loans originated for the Bank's portfolio, the net deferred fees are accreted to interest income over the estimated life of the loans using the level-yield method. Fees deferred on revolving credit lines or loans which have no scheduled amortization originated for the Bank's portfolio are accreted to income over the estimated lives of the underlying loans using the straight-line method, which is not materially different from the level-yield method.

      Fees deferred on loans originated and held for sale are not accreted to income but instead are used in determining the gain or loss on the sale of the loans.

DELINQUENCIES, FORECLOSURES AND RESERVES FOR LOSSES

      DELINQUENCIES AND FORECLOSURES. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the Bank may be the purchaser. Thereafter, such acquired property is listed in the Bank's account for real estate acquired in settlement of loans until the property is sold. Deficiency judgments generally may be enforced against borrowers in Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitations in other jurisdictions in which loans are originated by the Bank.

      The total outstanding balances of credit card loans (the largest category of the Bank's consumer loans) are contractually delinquent if the minimum payment indicated on the cardholder's statement is not received by the due date indicated on such statement. Efforts to collect contractually delinquent credit card receivables currently are made by the Bank's service center personnel or the Bank's designees. Collection activities include statement messages, formal collection letters and telephone calls. The Bank may, at its option, enter into arrangements with cardholders to extend or otherwise change payment schedules. Delinquency levels are monitored by collection managers and information is reported regularly to senior management. Accounts are charged off when they become 180 days contractually delinquent, although the Bank continues to attempt to collect balances due and, in some cases, may refer the accounts to outside collection agencies.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30, 1993.

      RESERVES FOR LOSSES. It is the Bank's policy to maintain adequate reserves for estimated losses on loans and real estate. Generally, the reserves are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by Bank personnel. Reserves for losses on loans and real estate are based on estimates of future losses. Actual losses may vary from current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Reserves for Losses."

      The Bank's specific methods for establishing the appropriate levels of reserves vary depending upon the assets involved. The Bank's reserve for credit card loans is based on a number of factors, including historical charge-off and repayment experience and the age of the portfolio. The Bank has developed a static pool model to extrapolate its reserve needs based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the Bank considers historical charge-off information relative to origination date, borrower profiles, age of accounts, delinquencies, bankruptcies and other factors. Although industry standards are considered, they are given comparatively less weight due to management's belief that comparisons among different institutions' portfolios are potentially misleading because of significant differences in underwriting standards, curing and re-aging procedures and charge-off policies. Chevy Chase's policy is to charge off credit card receivables when they become 180 days contractually delinquent. The Bank's actual charge-off experience for credit card loans may vary from the levels forecasted by the Bank's static pool model because credit card loans typically are more sensitive to general economic conditions than certain other types of loans. For example, an unforeseen decline in economic activity may result in increased bankruptcy losses which the model is unable to forecast. Nevertheless, because the Bank's model employs a rolling 12-month base, such unforeseen losses are incorporated into the model as they occur and reserves are adjusted accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Reserves for Losses."

      The Bank's methods for determining the reserve for loans secured by real estate vary depending on whether the loans are secured by residential homes or by other real estate. For residential mortgage loans, management computes the reserve by stratifying residential permanent loans on a state by state and ownership (i.e., investor or homeowner) basis. After the residential permanent portfolio has been stratified by state, historical loss ratios (as adjusted for predictable or quantifiable trends, if known) for the specific states are applied to delinquent loans. The sum of these calculations is the component assigned to residential permanent loans. In the Bank's experience, this approach has resulted in timely recognition of necessary reserves, which has been supported by the Bank's favorable results on the ultimate disposition of the underlying collateral.

      The Bank assesses the adequacy of its general reserves for non-residential (i.e., other than single-family residential) mortgage loans, real estate acquired in settlement of loans ("REO") and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The Bank obtains current appraisals when properties are classified as REO. The Bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

      The Bank regularly reviews its overall loan portfolio consisting of performing non-classified assets and, based on such review, establishes additional reserves for losses.

      In addition to the general reserves described above, valuation allowances are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable.

      To date, sales of REO, non-residential mortgage loans and loans classified as investments in real estate have resulted in no material additional aggregate loss to the Bank above the amounts already reserved. However, these results do not necessarily assure that the Bank will not suffer losses in the future beyond its level of reserves.

      The Bank's individualized asset review takes place within its Loan Review Group and the Asset Classification Committee (the "Committee"). The Loan Review Group is part of the Credit Department and accumulates and analyzes data relating to assets of $1.0 million or more and makes appropriate recommendations regarding asset classifications to the Committee. The Committee meets on a regular basis to discuss classifications of such assets and to review the reserves for losses. The Committee generally reviews the status of various projects, including, for example, data on recent lot sales for residential development projects and leasing activity on commercial projects. Actual progress is compared to pro forma projections made when the related loan was underwritten. Local economic conditions and known trends are also reviewed. The Committee also considers steps being taken by borrowers to address problems, and reviews financial information relating to borrowers and guarantors as well as reports by loan officers who are responsible for continually evaluating the projects. The actions of the Committee are reported to the Board of Directors.

      REO is carried at the lower of cost or fair value.

      In-substance foreclosures include those loans and investments for which the Bank has determined that (i) the borrower has little or no equity in the collateral, (ii) the proceeds for repayment are expected to come only from the operation or sale of the collateral and (iii) the borrower either has abandoned control of the collateral or, based on the borrower's financial condition or the economic prospects for the borrower and/or the collateral, is unlikely to rebuild the equity in the collateral or otherwise repay the loan in the foreseeable future. In-substance foreclosures are carried at the lower of cost or fair value.

      In January 1993, the OTS adopted a rule effective December 31, 1992 which required savings associations to use fair value, rather than net realizable value, in determining appropriate write-downs of foreclosed assets (including in-substance foreclosures) and permitted savings associations to reduce the risk-weighting for all repossessed assets, equity investments and assets more than 90 days past due from 200% to 100%, thus reducing the amount of capital that an association was required to maintain against such assets. The effect of this change was to conform OTS policy to Statement of Position 92-3, "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants ("SOP 92-3"). See Summary of Significant Accounting Policies in the Consolidated Financial Statements in this report. In connection with this rule and the Bank's adoption of SOP 92-3, the Bank recorded valuation allowances against its foreclosed assets of $40.5 million for the quarter ended December 31, 1992, of which $21.5 million had been previously provided during the year ended September 30, 1992. In August 1993, the OTS adopted a new policy, effective September 30, 1993, for the valuation and classification of troubled, collateral-dependent loans. The impact of the new policy on the Bank is not material.

      The OTS has issued for comment proposed guidelines regarding the appropriate levels of general reserves that savings associations should maintain. Although the proposed guidelines generally provide that examiners will rely on management's evaluation of the adequacy of general reserves if the association's process for such an evaluation is "sound," the guidelines nevertheless set forth quantitative and qualitative factors for reviewing management's analysis and calculating the appropriate level of general reserves. Based on its review of the proposed guidelines, the Bank believes that its evaluation of the adequacy of the general reserves complies with the proposed guidelines and that its levels of general reserves at September 30, 1993 generally meet the proposed guidelines, although there can be no assurances that the OTS will not seek to require the Bank to increase its levels of general reserves.

      The Bank's assets are also subject to review and classification by the OTS and the FDIC upon examination. Based on such examinations, the Bank could be required to establish additional reserves or incur additional charge-offs.

DEPOSITS AND OTHER SOURCES OF FUNDS

      GENERAL. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the Bank's operating or investing activities.

      DEPOSITS. Chevy Chase currently offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Its deposit programs include Super Statement Savings, Super NOW, Insured Money Fund, Checking, Simple Statement Savings, Young Savers, Certificate, and special programs for Individual Retirement and Keogh self-employed retirement accounts. All jumbo certificates of deposit are sold directly by the Bank to depositors, either through its branches or through its money desk operation.

      Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 284 ATMs, including 104 ATMs located in Safeway Inc. stores. The Bank is a member of the regional "MOST" ATM network which offers over 2500 locations. The Bank is also a member of the "PLUS" ATM network, which offers over 50,000 locations worldwide. In addition, the Bank has the right to install ATMs in Safeway stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. The acquisition of these ATMs and installation rights significantly expands both the number of ATMs and the number of locations in the Bank's ATM network and enhances the Bank's position as a leading provider of convenient ATM service in its primary market area.

      The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 25.4% of the Bank's deposits at September 30, 1993 were obtained from depositors residing outside of Maryland, with approximately 10.8% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

      The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

                                          DEPOSIT ANALYSIS
                                       (Dollars in thousands)

                                                                       September 30,
                                -----------------------------------------------------------------------------------------------
                                      1993              1992                   1991              1990               1989
                                ------------------  -----------------    ----------------   ----------------  -----------------
                                             % of               % of                % of                % of               % of
                                  Balance   Total     Balance    Total    Balance  Total    Balance    Total   Balance    Total
- -------------------------------------------------------------------------------------------------------------------------------

Demand and NOW accounts         $  835,084   21.6%   $  743,214   19.0%  $  729,559  17.1%  $  574,016  13.1%  $  511,160  12.0%

Money market deposit accounts    1,196,690   30.9     1,292,779   33.0    1,364,390  32.0    1,702,699  38.9    1,686,304  39.5

Statement savings accounts         941,289   24.3       690,328   17.6      595,181  14.0      390,710   8.9      459,405  10.8

Jumbo certificate accounts          56,218    1.5        42,423    1.1      128,288   3.0      206,496   4.7      197,210   4.6

Other certificate accounts         790,465   20.4     1,099,833   28.1    1,400,853  32.9    1,461,632  33.4    1,371,244  32.1

Other deposit accounts              50,277    1.3        47,381    1.2       44,759   1.0       43,034   1.0       42,862   1.0
                                ------------------   -----------------  -----------------  ----------------  -----------------
  Total deposits                 3,870,023  100.0%    3,915,958  100.0%   4,263,030 100.0%   4,378,587 100.0%   4,268,185 100.0%
                                            ======              ======             ======              ======             ======
Deferred premium on
  certificate accounts              --                  --                        3                  7                 20
                                ----------           ----------          ----------         ----------         ----------
  Total                         $3,870,023           $3,915,958          $4,263,033         $4,378,594         $4,268,205
                                ==========           ==========          ==========         ==========         ==========

- -------------------------------------------------------------------------------------------------------------------------------
                                                  Average Cost of Deposits
- -------------------------------------------------------------------------------------------------------------------------------

                                                   Year Ended September 30,
                                    --------------------------------------------------
                                        1993              1992               1991
- ---------------------------------------------------------------------------------------------------------------------------
Demand and NOW accounts                2.47%              3.15%              5.16%
Money market accounts                  3.17%              4.16%              6.19%
Statement savings and
  other deposit accounts               3.25%              4.03%              5.64%
Certificate accounts                   4.33%              5.63%              7.22%


  Total deposit accounts               3.35%              4.45%              6.36%
                                      ======             ======             ======


      The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have become increasingly responsive to changes in interest rates and the Bank has become relatively more conservative in its pricing, the Bank has experienced a net outflow of deposit balances. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. The Bank does not solicit brokered deposits.

      The following table sets forth Chevy Chase's deposit flows during the periods indicated.


                                            Deposit Flows
                                       Year Ended September 30,
                             -------------------------------------------
                                1993             1992           1991
                             -----------      -----------    -----------
                                            (In thousands)
Deposits ...............     $10,801,085      $11,173,419    $13,544,669

Withdrawals from
  accounts .............     (10,985,541)     (11,721,253)   (13,959,696)
                             -----------      -----------    -----------
Net cash from
  accounts .............        (184,456)        (547,834)      (415,027)

Interest credited to
  accounts .............         138,521          200,759        299,466
                             -----------      -----------    -----------
Net decrease in deposit
  balances .............     $   (45,935)     $  (347,075)   $  (115,561)
                             ============     ============   ============


      Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.


      The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1993 maturing during the fiscal years indicated.

                 WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS
                          AS OF SEPTEMBER 30, 1993

                    Demand,NOW
                  and Money Market        Statement        Passbook and Other      Certificate
                  Deposit Accounts     Savings Account       Core Accounts           Accounts              Total
                -------------------- -------------------- -------------------- -------------------- -------------------
Maturing During             Weighted             Weighted             Weighted             Weighted            Weighted
 Period Ending              Average              Average              Average              Average             Average
 September 30,    Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount    Rate
- --------------- ----------- -------- ----------- -------- ----------- -------- ----------- -------- ---------- --------
                                                        (Dollars in thousands)

     1994       $2,031,774  3.02 %   $  941,289  3.48 %   $  50,277   2.99 %   $  639,808  4.20 %   $3,663,148  3.34 %

     1995           --        --          --       --         --       --         121,497  4.23        121,497  4.23

     1996           --        --          --       --         --       --          27,794  5.12         27,794  5.12

     1997           --        --          --       --         --       --          21,757  5.74         21,757  5.74

     1998           --        --          --       --         --       --          35,827  5.44         35,827  5.44
                ----------           ----------           ---------            ----------           ----------

    Total       $2,031,774  3.02 %   $  941,289  3.48 %   $  50,277   2.99 %   $  846,683  4.33 %   $3,870,023  3.42 %
                ==========           ==========           =========            ==========           ==========


      The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1993.



Year Ending September 30,         Amount           Weighted Average Rate
- -------------------------         ------           ---------------------
                          (Dollars in thousands)
1994.......................     $ 44,445                       3.97%
1995.......................        4,988                       4.36
1996.......................        1,414                       5.33
1997.......................        1,356                       5.96
1998.......................        3,674                       5.41
                                --------
  Total ...................     $ 55,877                       4.18%
                                ========                       =====



      The following table represents the amounts of deposits by various interest rate categories as of September 30, 1993 maturing during the fiscal years indicated.

                    MATURITIES OF DEPOSITS BY INTEREST RATES
                         AS OF SEPTEMBER 30, 1993
                              (In thousands)

                                          Accounts Maturing During Year Ending September 30,
                        --------------------------------------------------------------------------------

Interest Rates           1994          1995         1996          1997          1998         Total
- -------------------- ------------  -----------  ------------  ------------  ------------  -----------

Demand deposits (0%)  $    72,518   $        0   $         0   $         0   $         0   $    72,518

0.00% to 1.99%                862            0             0             0             0           862

2.00% to 2.99%            166,348            0             0             0             0       166,348

3.00% to 3.99%          3,151,626       63,577             1             0            41     3,215,245

4.00% to 4.99%             83,199       38,184        15,438           179             0       137,000

5.00% to 5.99%            126,346       17,004         2,212        10,686        35,737       191,985

6.00% to 7.99%             52,260        2,165        10,136        10,892             4        75,457

8.00% to 9.99%              9,989          567             7             0            45        10,608
                      -----------   ----------   -----------   -----------   -----------   -----------
    Total             $ 3,663,148   $  121,497   $    27,794   $    21,757   $    35,827   $ 3,870,023
                      ===========   ===========  ===========   ===========   ===========   ===========


      BORROWINGS. The FHLB system functions as a central reserve bank providing credit for member institutions. As a member of the FHLB of Atlanta, Chevy Chase is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, and the granting of advances is subject to the discretion of the FHLB of Atlanta.

      Each credit program has its own interest rate and range of maturities. The FHLB of Atlanta prescribes the acceptable uses for the funds advanced pursuant to each program, as well as limitations on the amount of advances. Limitations on the amount of advances generally are based on the FHLB's assessment of the institution's creditworthiness. The Bank had outstanding FHLB advances of $412.0 million at September 30, 1993.

      From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually U.S. Government or mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had $83.2 million of repurchase agreements outstanding at September 30, 1993.

      The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.


                                                      September 30,
                                              --------------------------
                                                 1993             1992
                                              -----------      ---------
Securities sold under repurchase agreements:  (Dollars in thousands)

Balance at year-end . . . . . . . . . .       $    83,151      $ 446,367
Average amount outstanding during
   the year . . . . . . . . . . . . . .           265,176        123,480
Maximum amount outstanding at any month-
  end . . . . . . . . . . . . . . . . .           478,534        485,067
Weighted average interest rate during
  year (1). . . . . . . . . . . . . . .              3.28%          3.64%
Weighted average interest rate on year-end
  balances  . . . . . . . . . . . . . .              3.23%          3.36%

_____________________

(1) The weighted average interest rate during the year is computed daily using a daily rate and balance.


      In November 1988, the Bank issued $50 million principal amount of 15% Subordinated Capital Debentures due November 15, 2003 (the "1988 Debentures"). Interest on the issue is payable semi-annually on May 15 and November 15 in each year. As of November 15, 1993, the 1988 Debentures are redeemable, in whole or in part, at the option of the Bank. The Bank may not redeem any portion of the 1988 Debentures unless its outstanding 13 1/2% Subordinated Capital Debentures due July 15, 2002 have been paid in full.

      In July 1987, the Bank issued $80.5 million principal amount of 13 1/2% Subordinated Capital Debentures due July 15, 2002 (the "1987
Debentures"). Interest on the issue is payable semi-annually on January 15 and July 15 in each year. As of July 15, 1992, the 1987 Debentures are redeemable, in whole or in part, at the option of the Bank. Mandatory annual sinking fund payments on July 15, 2000 and July 15, 2001, each in the amount of 25% of the original principal amount of the 1987 Debentures, will retire 50% of the issue prior to maturity at a redemption price equal to 100% of the principal amount redeemed, plus accrued interest.

      On November 23, 1993, the Bank sold $150 million 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") and received net proceeds of $143.6 million from the sale. On that date, the Bank also issued a notice that it would redeem the Bank's outstanding 1987 Debentures on December 23, 1993 and a notice that it would redeem the Bank's outstanding 1988 Debentures on December 24, 1993. The Bank will use approximately $134.2 million of the proceeds from the sale of the 1993 Debentures to redeem the 1987 Debentures and the 1988 Debentures. The Bank expects to incur a loss of approximately $6.5 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The OTS has approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

      In December 1986, the Bank issued an unsecured ten-year subordinated capital note in the original principal amount of $10.0 million to BACOB Savings Bank, s.c., a foreign private savings bank. Unless the note is earlier redeemed, the note principal is payable in one payment on December 31, 1996. Interest is payable in arrears on May 15 and November 15 of each year at a variable rate of 3% over the six-month London Interbank Offered Rate ("LIBOR"). The note may be redeemed at the Bank's option, at par, without premium or penalty, together with accrued interest.

SUBSIDIARIES

      OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1993, 2.0% and 3.0% of the Bank's assets was equal to $97.6 million and $146.3 million, respectively, and the Bank had $55.2 million invested in its subsidiaries, $36.3 million of which was in the form of conforming loans. The Bank may establish operating subsidiaries to engage in any activities that the Bank may engage in directly.

      Chevy Chase engages in significant activities through B. F. Saul Mortgage Company. See "Lending Activities." The Bank engages in other activities through its subsidiaries, including those described below.

      REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company ("Manor") is in the business of real estate development. In the past, its real estate development activities consisted of the construction of income-producing properties, the purchase, and in some cases, improvement of land for resale without project construction and participation in joint ventures with other developers. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development activities.

      SECURITIES BROKERAGE SERVICES. Chevy Chase Securities, Inc., a licensed broker-dealer, is in the business of selling securities on a retail basis to the general public, including customers and depositors of the Bank.

      INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc. is a licensed insurance broker offering a variety of "personal line" insurance programs in the property and casualty field (primarily homeowner and automobile insurance) and in the life insurance field (primarily mortgage and credit card life and disability programs).

      SPECIAL PURPOSE SUBSIDIARIES. At September 30, 1993, Chevy Chase owned 27 active subsidiaries that were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the active subsidiaries was $346.5 million at September 30, 1993. The Bank's investments in these subsidiaries are not subject to the 3.0% service corporation investment limit discussed above. See "Regulation - Regulatory Capital." FIRREA generally requires the Bank to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary.

EMPLOYEES

      The Bank and its subsidiaries had 2,009 full-time and 416 part-time employees at September 30, 1993. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage and credit card loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage and the annual fee on credit card loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

COMPETITION

      Chevy Chase encounters strong competition both in attracting deposits and making real estate and other loans in its markets. The Bank's most direct competition for deposits has come from other thrift institutions, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient ATM locations and convenient office locations and hours to attract deposits. Competition for real estate and other loans comes principally from other thrifts, banks, mortgage banking companies, insurance companies and other institutional lenders. Chevy Chase competes for loans through interest rates, loan fees and the variety and quality of services provided to borrowers and brokers.

      The Bank's major competition historically has come from local depository institutions, but deregulation of the financial services industry and changing market demands in recent years have eroded distinctions between providers of financial services. In addition, both depository and non-depository institutions have greater nationwide access to attractive markets, such as the Washington, D.C. area, than they have had in past years. Chevy Chase now competes with regional financial institutions and national providers of investment alternatives, as well as a number of large money center and regional banks that have acquired subsidiary institutions in the area.

      The Bank estimates that it competes principally with approximately 15 depository institutions in its deposit-taking activities, with approximately seven institutions in the origination of single-family residential mortgage loans (other than home equity credit line loans) and with approximately ten depository institutions in the origination of home equity credit line loans. At June 30, 1992, according to published industry statistics, Chevy Chase, together with a commercial bank, had the largest market share (approximately 19.0%) of deposits in Montgomery County, Maryland, and Chevy Chase ranked third in market share of deposits in Prince George's County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington, D.C. metropolitan area, it maintains a significant market share of single-family residential mortgage loans and the leading market share of home equity credit line loans.

      Interstate banking laws enacted by state legislatures have intensified the competition faced by the Bank in attracting deposits and making loans. A number of large out-of-state financial institutions have established or acquired banking operations in Maryland, Virginia and the District of Columbia pursuant to these provisions.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                                              SELECTED FINANCIAL DATA

                                                                               Year Ended September 30,
                                                               ------------------------------------------------------------
(In thousands, except per share amounts)                           1993       1992*       1991*       1990*       1989*
- ---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
REAL ESTATE
Total income                                                       $93,245    $100,179    $102,013    $104,299     $99,076
Real estate operating loss                                         (44,495)    (28,511)    (20,035)    (39,262)    (35,925)
- ---------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income                                                   $348,814    $403,033    $487,572    $503,507    $500,998
Interest expense                                                   167,518     214,761     325,711     361,418     361,636
Net interest income                                                181,296     188,272     161,861     142,089     139,362
Provision for loan losses                                          (62,513)    (89,062)   (147,141)    (78,300)    (70,331)
Net interest income after provision for loan losses                118,783      99,210      14,720      63,789      69,031
Other income:
    Credit card, loan servicing and deposit service fees            91,063      92,291     105,441     134,166     102,775
    Earnings (loss) on real estate held for investment             (12,722)    (50,649)    (47,495)    (53,290)      9,490
    Gain (loss) on sales of assets                                  40,270      44,259      81,927      99,028      42,520
    Gain on sale of mortgage servicing rights                        4,828       3,750       9,137           0           0
    Other                                                            7,314      10,766      12,133       9,725       8,025
Total other income                                                 130,753     100,417     161,143     189,629     162,810
Operating expenses                                                 185,687     156,218     181,975     200,367     181,736
Banking operating income (loss)                                     63,849      43,409      (6,112)     53,051      50,105
- --------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating income (loss)                                            $19,354     $14,898    ($26,147)    $13,789     $14,180
Income (loss) before minority interest                              15,389      11,198     (29,372)         91       1,448
Total company net income (loss)                                      4,473       5,937     (27,259)     (5,922)     (6,036)
Net income (loss) per common share                                   (0.20)       0.11       (6.77)      (1.51)      (1.25)
- ---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                $0          $0          $0       $0.15       $0.20
- ---------------------------------------------------------------------------------------------------------------------------

CASH FLOW ITEMS
Net cash flows provided by (used in) operating activities
    Real estate                                                    ($3,149)      ($884)   ($16,374)   ($17,381)   ($19,956)
    Banking                                                      1,157,157   1,043,648   1,521,024    (296,840)     59,196
    Total company                                                1,154,008   1,042,764   1,504,650    (314,221)     39,240

Net cash flows provided by (used in) investing activities
    Real estate                                                     (2,999)     (1,333)     25,731     (11,409)    (14,443)
    Banking                                                       (898,649) (1,241,043) (1,183,033)    (16,611)   (697,227)
    Total Company                                                 (901,648) (1,242,376) (1,157,302)    (28,020)   (711,670)
Net cash flows provided by (used in) financing activities
    Real estate                                                      3,230         169     (41,709)     12,016      32,206

    Banking                                                       (190,850)    157,183    (348,624)    413,957     554,758

    Total Company                                                 (187,620)    157,352    (390,333)    425,973     586,964
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET ITEMS
REAL ESTATE
ASSETS:
Total assets                                                      $220,556    $334,378    $346,088    $370,564    $366,688
Income-producing properties
    Commercial                                                     109,513     231,315     232,390     239,277     227,304
    Hotels                                                         111,484     111,662     113,217     111,672     105,633
    Other                                                            3,985       7,189       6,779       6,779       6,750
    Accumulated depreciation                                       (62,626)    (95,466)    (90,564)    (86,655)    (74,836)
         Total income-producing properties                         162,356     254,700     261,822     271,073     264,851
Land parcels                                                        38,411      50,981      56,353      58,900      54,877
LIABILITIES:
Total liabilities                                                  450,153     522,760     505,793     538,577     509,458
Mortgage notes payable                                             264,776     429,968     350,693     369,134     347,919
Notes payable - unsecured                                           38,661      50,417      86,532     108,512     113,513
Bank borrowings                                                          0           0      38,273      36,645      25,594
- --------------------------------------------------------------------------------------------------------------------------
BANKING
ASSETS:
Total assets                                                    $4,872,771  $4,998,756  $4,821,407  $5,219,018  $4,753,667
Mortgage-backed securities                                       1,501,192   1,599,653     439,767     702,110     768,911
Loans receivable, net                                            1,861,753   1,636,359   2,537,204   2,504,619   2,790,390
Real estate held for investment                                    388,459     521,927     564,137     421,211     286,358
Purchased mortgage servicing rights, net                            20,472      13,007      14,222      22,874      26,392
LIABILITIES:
Total liabilities                                                4,634,001   4,885,189   4,747,715   5,106,446   4,659,915
Deposit accounts                                                 3,870,023   3,915,958   4,263,033   4,378,594   4,268,205
Bonds payable                                                       24,605      25,130      25,605      26,050      26,455
Securities sold under repurchase agreements and
    other short-term borrowings                                     88,266     450,321       3,459     403,947      78,559
Federal Home Loan Bank advances                                    412,000     275,000     200,000           0      20,000
Capital notes -- subordinated                                      138,500     138,500     138,500     138,500     138,500
- --------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Total assets                                                    $5,093,327  $5,333,134  $5,167,495  $5,589,582  $5,120,355
Total liabilities before minority interest                       5,084,154   5,407,949   5,253,508   5,645,023   5,169,373
Minority interest held by affiliates                                34,495      27,912      22,651      24,764      18,750
Minority interest - other                                           74,307           0           0           0           0
Shareholders' equity (deficit)                                     (99,629)   (102,727)   (108,664)    (80,205)    (67,768)
Shareholders' equity (deficit) per common share                     (20.64)     (21.28)     (22.51)     (16.62)     (14.04)
- ---------------------------------------------------------------------------------------------------------------------------

* Some amounts have been reclassified for comparative purposes.

The following table sets forth certain additional financial data with respect to the Bank.


                                                     At or for Year Ended
                                                         September 30,
                                     -------------------------------------------------
                                      1993      1992      1991       1990       1989
SELECTED RATIOS:                     ------    ------    ------     ------     ------
Return on average assets. . . .        0.77%     0.55%   (0.20)%     0.61%      0.79%

Return on average stockholders'
  equity. . . . . . . . .             19.31%   19.33%    (7.57)%    25.26%     73.91%

Average stockholders' equity
  to average assets . . .             3.98%    2.84%     2.69%       2.41%      1.07%

Net yield on interest-earning
  assets. . . . . . . . .             4.59%    4.98%     3.81%       3.30%      3.31%

Net loan charge-offs to average
  loans . . . . . . . . .             3.43%    4.15%     3.72%       1.86%      1.60%

Non-performing assets to total
  assets. . . . . . . . .             7.63%   10.36%    12.32%       8.75%      1.28%

Average interest-earning
  assets to average interest-
  bearing liabilities . .            86.44%   82.76%    85.64%      91.35%     92.16%

REGULATORY CAPITAL RATIOS:

Tangible  . . . . . . . .            4.60%    2.22%     1.58%       1.81%        N/A



Core (or leverage). . . .            5.35%    3.22%     2.82%       3.03%        N/A

Tier 1 risk-based . . . . .          7.29%      N/A      N/A         N/A         N/A


Total risk-based. . . . .           11.70%    7.72%     5.51%       6.52%        N/A


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes the parent company and its wholly-owned subsidiaries, as well as Chevy Chase, Chevy Chase's subsidiaries and the parent company's other majority-owned subsidiaries. "Real Estate Trust" refers to the parent company and its wholly-owned and majority-owned subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The business conducted by the Bank and its subsidiaries is identified by the term "Banking," while the operations conducted by the Real Estate Trust are designated as "Real Estate."

      The financial data on Banking reflect certain purchase accounting adjustments made by the Trust in connection with its acquisition of the Bank and therefore differ in certain respects from the comparable financial data set forth in the unconsolidated financial statements of the Bank.

FINANCIAL CONDITION

REAL ESTATE

      The Real Estate Trust's investment portfolio at September 30, 1993 consisted of office and industrial projects, hotels and land parcels. See "Business - Real Estate - Real Estate Investments." In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership."

      Office space in the Real Estate Trust's office property portfolio was 77% leased at September 30, 1993, compared to a lease rate of 81% at September 30, 1992. At September 30, 1993, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.36 million square feet. Of the office space that was leased at September 30, 1993, 179,000 square feet (13%) is subject to leases whose terms expire in fiscal 1994. Due to a decline in market lease rates for office space over the past several years, the terms of certain of the new leases are expected to be less favorable to the Real Estate Trust than the terms of the expiring leases.

      For the fiscal year ended September 30, 1993, the nine hotel properties owned by the Real Estate Trust achieved a 63% occupancy rate, compared to an average rate of 68% in fiscal 1992. Five of the hotels experienced an increase in occupancy rates during fiscal 1993, while three hotels registered lower occupancy rates. The ninth property reported a significant decline in occupancy as a result of adverse local business conditions.

BANKING

      GENERAL. In April 1993, the Bank sold for $75.0 million 3,000,000 shares of its Preferred Stock. The $71.9 million of net proceeds from the sale are fully includable as tier 1 or core capital for purposes of determining the Bank's regulatory capital ratios under the FIRREA and OTS prompt corrective action regulations. See Note 24 to the Consolidated Financial Statements in this report.

      At September 30, 1993, the Bank remained in compliance with all of its regulatory capital requirements under FIRREA. The Bank's tangible, core (or leverage) and risk-based regulatory capital ratios were 4.60%, 5.35% and 11.70%, respectively, compared to the requirements of 1.5%, 3.0% and 8.0%, respectively. Additionally, at September 30, 1993, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.35%, 7.29% and 11.70%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% established under the prompt corrective action regulations for "well capitalized" institutions. On the basis of its balance sheet at September 30, 1993, the Bank met the FIRREA-mandated fully phased-in capital requirements.

      On July 26, 1993, the OTS released the Bank from its capital plan and capital directive following the Bank's return to full regulatory capital compliance as a result of its operating performance and the sale of the Preferred Stock. The Bank is subject to various restrictions and requirements contained in a written agreement with the OTS as modified on October 29, 1993. See "Business - Banking - Regulation."

      In September 1993, the OTS notified the Bank that, subject to certain conditions, the OTS would waive growth restrictions otherwise applicable to the Bank for the period from July 1, 1993 through June 30, 1994 to allow for an increase in total assets of up to $500 million. See "Business - Banking - Regulation - Growth Restrictions."

      On November 23, 1993, the Bank sold $150.0 million 9 1/4% Subordinated Debentures due 2005. Also on that date, the Bank issued a notice that it would redeem the Bank's outstanding 1987 Debentures on December 23, 1993 and a notice that it would redeem the Bank's outstanding 1988 Debentures on December 24, 1993. The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million will be used to redeem the 1987 Debentures and the 1988 Debentures. The remaining net proceeds will be used for general corporate purposes. The Bank expects to incur a loss of approximately $6.5 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The OTS has approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

      The Bank's assets are subject to review and classification by the OTS and the FDIC upon examination. The OTS and the FDIC concluded concurrent examinations of the Bank in October 1993. The Bank's results of operations for the fiscal year ended September 30, 1993 reflect certain adjustments made by the Bank in the fourth quarter as a result of such examinations. See

"Results of Operations - Fiscal Year 1993 Compared to Fiscal Year 1992 -
Banking."

      ASSET QUALITY. The Bank's asset quality has improved in recent periods as a result of a number of significant actions taken by management to resolve problem real estate assets and enhance risk management efforts. The Bank has committed substantial resources to problem asset resolution and has reorganized its staff in order to facilitate the resolution and workout of problem real estate assets.

      NON-PERFORMING ASSETS. THE following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, all valuation allowances.

                                                   NON-PERFORMING ASSETS
                                                    (Dollars in thousands)

                                                                                    September 30,
                                                      ----------------------------------------------------------------------

                                                          1993          1992          1991          1990          1989
                                                     ------------  ------------  ------------  ------------  ------------
Non-performing assets:
Non-accrual loans:
      Residential                                     $     9,108   $    12,865   $   17,913   $     8,119   $     5,945
      Commercial and multifamily                             --           3,694         --            --           --
      Residential construction and ground                    --           1,196       30,469        45,622         --
      Commercial construction and ground                     --           3,413       15,629        31,661        16,663
                                                      ------------  ------------  ------------  ------------  ------------
         Total non-accrual real estate loans                9,108        21,168       64,011        85,402        22,608
      Credit card                                          20,557        26,780       33,682        23,798        21,761
      Consumer and other                                      314         3,572        3,331         1,207           145
                                                      ------------  ------------ ------------  ------------  ------------
         Total non-accrual loans (1)                       29,979        51,520      101,024       110,407        44,514
                                                      ------------  ------------ ------------  ------------  ------------
     Non-accrual real estate held for investment (1)        8,898         8,892        8,892        17,236         --
                                                      ------------  ------------  ------------  ------------  -----------

     Real estate acquired in settlement of loans          434,616       541,352      537,490       339,034        16,367
     Reserve for losses on real estate
      acquired in settlement of loans                    (101,462)      (94,125)     (53,337)     (10,078)         --
                                                      ------------  ------------  ------------  ------------  -----------
        Real estate acquired in settlement
         of loans, net                                    333,154       447,227      484,153       328,956        16,367
                                                      ------------  ------------  ------------  ------------  ------------

         Total non-performing assets                  $   372,031   $   507,639   $   594,069   $  456,599   $    60,881
                                                      ============  ============  ============  ============  ============


Reserve for losses on loans                            $   68,040   $    78,818   $    89,745   $    58,339   $  41,934
Reserve for losses on real estate
    held for investment (2)                                10,182        14,919         4,161         2,800        --
Reserve for losses on real estate
  acquired in settlement of loans (2)                     101,462        94,125        53,337        10,078        --
                                                      ------------  ------------  ------------  ------------  ------------
    Total reserves for losses                         $   179,684   $   187,862   $   147,243   $    71,217    $ 41,934
                                                      ============  ============  ============  ============  ============

 -------------------------------------------------------------------------------------------------------------------------
(1) Before deduction of reserves for losses.
(2) The Bank initially established its reserve for losses on real estate held for investment or sale in fiscal year 1990.

                                                    (Dollars in thousands)

                                                                                                 September 30,
                                                                      --------------------------------------------------------------
                                                                         1993         1992         1991         1990         1989
                                                                      ----------   ----------   ----------   ----------   ----------
Ratios:
    Non-performing assets to total assets (4)                             7.63%       10.36%        12.32%       8.75%        1.28%

    Reserve for losses on real estate loans to non-accrual
      real estate loans (1)                                             219.29%       53.16%        23.72%      22.38%        6.62%

    Reserve for losses on credit card loans to non-accrual
         credit card loans (1)                                          228.08%      214.96%       209.73%     151.03%      185.63%

    Reserve for losses on consumer and other loans to
        non-accrual consumer and other loans (1)                        376.11%      131.10%       117.68%     272.08%       28.97%

    Reserve for losses on loans to non-accrual loans (1)                226.96%      128.12%        88.84%      52.84%       94.20%

    Reserve for losses on real estate held for investment
       to non-accrual real estate held for investment (1)(2)            114.43%      167.78%        46.79%      16.25%        --

    Reserve for losses on real estate held for investment or sale
        to non-performing real estate held for investment or sale (1)(2) 25.17%       19.82%        10.52%       3.61%        --

    Reserve for losses on loans to total loans receivable (3)             2.83%        3.52%         2.79%       1.83%        1.27%

    Reserve for losses on real estate held for investment to
        real estate held for investment (1)(2)                           15.55%       16.65%         4.95%       2.95%        --

- -----------------------------------------------------------------------------------------------------------------------------------
(1) Before deduction of reserves for losses.
(2) The Bank initially established its reserve for losses on real estate held for investment or sale in fiscal year 1990.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.
(4) Non-performing assets is presented after valuation allowances on real estate acquired in settlement of loans but before reserves for losses on non-accrual loans and non-accrual real estate held for investment.

      Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure.

      Non-performing assets totaled $372.0 million, after valuation allowances on REO of $101.5 million, or 7.6% of total assets at September 30, 1993, compared to $517.6 million, after valuation allowances on REO of $94.1 million, or 10.4% of total assets at September 30, 1992. In addition to the valuation allowances on REO, the Bank maintained $5.5 million and $13.4 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at September 30, 1993 and September 30, 1992, respectively. The decrease in non-performing assets was attributable to declines in non-accrual loans and REO of $31.5 million and $114.1 million, respectively, during the year ended September 30, 1993.

      The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual real estate held for investment and REO, totaled $351.2 million at September 30, 1993 or 94.4% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $348.7 million at September 30, 1993, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.


               DECLINE IN NON-PERFORMING REAL ESTATE ASSETS

                                                  Total
                                                Valuation                                 Cumulative
                              Total           Allowances on         Total                Decline from
                          Non-Performing    Non-Accrual Real   Non-Performing          February 29, 1992
                           Real Estate      Estate Loans and     Real Estate           -----------------
                           Assets (1)      Non-Accrual REI(2)    Assets, net         Amount           Percent
                          --------------   ------------------  --------------        ------           -------
                                            (Dollars in thousands)
December 31, 1991 ..        $559,665            $ 6,692           $552,973              -               -
February 29, 1992 ..         574,321              6,712            567,609              -               -
March 31, 1992 .....         551,960              5,490            546,470          ($21,139)          -3.7%
June 30, 1992 ......         512,729             10,224            502,505           (65,104)         -11.5%
September 30, 1992 .         487,287              7,147            480,140           (87,469)         -15.4%
December 31, 1992 ..         427,113              2,332            424,781          (142,828)         -25.2%
March 31, 1993 .....         394,672              2,635            392,037          (175,572)         -30.9%
June 30, 1993 ......         382,657              2,634            380,023          (187,586)         -33.1%
September 30, 1993 .         351,160              2,427            348,733          (218,876)         -38.6%




- -------------------------
(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At September 30, 1993, valuation allowances on non-accrual real estate loans and non-accrual REI were $0.4 million and $2.0 million, respectively.

      A larger portion of the affected properties financed by the Bank involves residential rather than commercial properties. In general, the residential real estate market has been less significantly affected by the downturn in recent years than the commercial real estate market. At September 30, 1993, $297.9 million or 84.8% of the Bank's total non-performing real estate assets related to residential real estate properties.

      NON-ACCRUAL LOANS. The Bank's non-accrual loans totaled $30.0 million at September 30, 1993, a decrease of $31.5 million from $61.5 million at September 30, 1992. At September 30, 1993, non-accrual loans consisted primarily of $9.1 million of non-accrual real estate loans and $20.6 million of non-accrual credit card loans. Non-accrual loans decreased primarily because of the reclassification from non-accrual to REO of four loans with aggregate principal balances of $15.9 million, charge-offs of $3.2 million on three commercial loans, the reclassification of a residential construction loan with a principal balance of $1.9 million from a non-accrual loan to a non-classified asset because the loan became current during the period, net principal repayments and reductions of non-accrual residential loans of $4.3 million, and net principal repayments and reductions of non-accrual credit card loans of $6.2 million. The reduction in non-accrual credit card loans reflects improved economic conditions and continued maturation of the Bank's credit card portfolio.

      At September 30, 1993, the Bank had $20.6 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $6.5 million of credit card loans classified for regulatory purposes as substandard and $119.5 million of credit card loans classified for regulatory purposes as special mention which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($6.5 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 60-89 days past due. Of the $6.5 million, $0.5 million was current, $0.2 million was 30-59 days past due and $5.8 million was 60-89 days past due at September 30, 1993. The amount classified as special mention ($119.5 million) primarily related to accounts which have had purchasing privileges suspended, including accounts for which the customers have agreed to modified payment terms and which were less than 60 days past due. Of the $119.5 million reported as special mention, $93.3 million was current, $16.8 million was 30-59 days past due and $9.4 million was 60-89 days past due at September 30, 1993. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

      The Bank would have recorded interest income of $10.4 million for the year ended September 30, 1993 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $3.0 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets.

      NON-ACCRUAL REAL ESTATE HELD FOR INVESTMENT. At September 30, 1993 and September 30, 1992, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing.

      REO. In the past, the Bank was an active lender on residential real estate development projects and, to a lesser extent, commercial buildings and land. The majority of the amount of loans originated were to developers for the acquisition and development of residential planned unit developments. The majority of the loans contained provisions that entitled the Bank to a portion of the profits generated by the underlying properties. Beginning in mid-1990 and extending through 1992, as a result of the slowdown in the Washington, D.C. area economy, the Bank took active control, either through foreclosure or deed-in-lieu of foreclosure, of most of the properties securing these loans. The Bank decided that completing the infrastructure of the properties, implementing an aggressive marketing program, and then selling building lots to home builders represented the most effective method of recovering the Bank's investment in these properties.

      At September 30, 1993, the Bank's REO totaled $333.1 million, after valuation allowances on such assets of $101.5 million. The principal component of REO is five planned unit developments ("Communities") with an aggregate book value of $240.9 million at that date. Four of the Communities are under active development. During the year ended September 30, 1993, REO decreased $114.1 million primarily due to the sale of eleven properties with an aggregate book value of $97.1 million after valuation allowances.

      The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO." The Bank capitalized interest in the amount of $10.2 million in the year ended September 30, 1993, of which $9.6 million related to the Bank's four active Communities.

      DISPOSITION OF REO. During the year ended September 30, 1993, the Bank received proceeds of approximately $187.5 million upon the disposition of REO consisting of three office buildings ($50.9 million), 1,302 residential lots or units in the Communities and other smaller residential properties ($89.4 million), one apartment building ($13.3 million), various single-family residential properties ($11.4 million), three retail centers ($9.4 million), one industrial building ($3.0 million), 34.25 acres of land in one of its Communities ($8.9 million) and 32.44 acres of land in other smaller residential properties ($1.2 million).

      The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in an orderly manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, including continued improvement in general economic conditions in the Washington, D.C. metropolitan area and increased availability of financing for the potential purchasers of these properties. In addition, under its written agreement with OTS, the Bank is required to make every effort to reduce its exposure in certain of its real estate development properties, including the four active Communities. In accordance with this requirement, management of the Bank is pursuing several strategies. First, the Bank has focused its efforts on marketing building lots directly to home builders. The Bank is proceeding with lot finishing to meet the requirements of existing and new contracts with builders and is accelerating the record plat process so that individual lots can be sold at the earliest possible time. Second, the Bank continues to seek and negotiate with potential purchasers of retail and commercial ground in the Communities. Finally, the Bank continues to seek and engage in discussions with potential investors concerning the possibility of larger scale or bulk purchases of ground at the Communities.

      The following table sets forth the Bank's REO at September 30, 1993.


                                   Balance                     Balance
                                   Before           All         After
                                  Valuation      Valuation    Valuation
                                 Allowances     Allowances   Allowances
                                 ----------     ----------   ----------
                                            (In thousands)
Communities . . . . . . . . .     $311,844       $ 70,945      $240,899
Residential ground and
  construction. . . . . . . .       64,302         19,370        44,932
Retail centers. . . . . . . .       17,655          1,571        16,084
Commercial land . . . . . . .       21,051          4,927        16,124
Office buildings. . . . . . .        7,142            446         6,696
Industrial buildings. . . . .        9,519          4,048         5,471
Single-family residential
  properties. . . . . . . . .        3,103            155         2,948
                                  --------       --------      --------
   Total REO. . . . . . . . .     $434,616       $101,462      $333,154
                                  ========       ========      ========


      Approximately $240.9 million (or 72.3%), after valuation allowances, of the Bank's aggregate book value of REO at September 30, 1993 was attributable to the five Communities. At September 30, 1993, the Bank's remaining 27.7% of REO consisted of various types of properties, including residential ground and construction (13.5%), retail centers (4.8%), commercial land (4.8%), office buildings (2.0%), industrial buildings (1.7%) and single-family residential properties (0.9%). These properties had an aggregate book value of $92.2 million, after valuation allowances, at September 30, 1993. At September 30, 1993, the Bank had executed contracts to sell five of these properties at their aggregate book value of $7.2 million at that date.

      The four active Communities consist primarily of 13,425 residential lots or units and 172.5 acres of land designated for retail use. At September 30, 1993, 8,033 residential units (59.8%) had been sold to builders, consisting of 5,885 units (43.8%) which had been settled and 2,148 units (16.0%) which were under contract and pending settlement, and approximately 85.5 acres (49.5%) of retail land had been sold to developers, including 20.0 acres which were under contract and pending settlement. In addition, at September 30, 1993, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

      The rate of home sales at the Bank's four active Communities has increased in recent periods. Home sales at these Communities increased from 1,061 units during the year ended September 30, 1992 to 1,535 units during the year ended September 30, 1993, which represents a 44.7% increase. Management believes that the positive trend in home sales activity indicates that the demand for the Bank's lots will increase, because builders generally will not purchase a lot from the Bank until the home is under contract with the home purchaser and because inventories of lots previously purchased by builders are being depleted. There can be no assurance, however, that home sales will remain at these levels in future periods.

      The Bank in some cases has made financing available in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.


                                                                       September 30,
                                                        -------------------------------------------
                                                           1993            1992          1991
                                                        ----------      ----------    ----------
                                                                      (In thousands)
Residential construction loans . . . . . . . . . .        $10,386        $ 3,138          $ 899
Single-family permanent loans (1). . . . . . . . .         79,104         93,856         43,772
                                                          -------        -------        -------

  Total. . . . . . . . . . . . . . . . . . . . . .        $89,490        $96,994        $44,671
                                                          =======        =======        =======

- ---------------------
(1) Includes $8.8 million and $13.3 million of loans classified as held for sale at September 30, 1993 and September 30, 1992, respectively, in the Consolidated Financial Statements in this report.

      The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also anticipates that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's policy is to sell all such single-family permanent loans for which the date of initial application is subsequent to September 30, 1991. At September 30, 1993, the Bank had originated $108.2 million and sold $99.4 million of such loans. The remaining $8.8 million of such loans are classified as held for sale and generally are expected to be sold in the first quarter of fiscal 1994. The total pre-tax cost to the Bank of granting more favorable terms to the borrowers was approximately $1.7 million, or 1.5% of the $108.2 million principal amount of the loans made. The estimated cost is generally recognized by the Bank as a cost of sale at the time that the Bank sells building lots to developers.

      In furtherance of its objective of facilitating sales, the Bank in the past has elected to use its own funds to continue development of some of the Communities to the extent proceeds generated by sales of lots or housing units at the Communities have been insufficient to fund development costs, and may do so again in the future. The following table presents net funds provided or used by the Bank to continue development at the four active Communities for the years indicated.


                                             Year Ended  September 30,
                                    --------------------------------------
                                      1993           1992           1991
                                    -------        -------       --------
                                                 (In thousands)
Sales proceeds . . . . . . .        $66,291        $39,594       $  6,318
Development costs. . . . . .         51,649         35,803         30,204
                                    -------        -------       --------
Net funds provided by
  (used for) development . .        $14,642        $ 3,791       $(23,886)
                                    =======        =======       ========

      The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity
- - Banking."

      In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At September 30, 1993, this property had a book value of $37.9 million, after valuation allowances. The Bank continues to assess various strategies for the ultimate disposition of the property.

      Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at September 30, 1991 without OTS approval. The Bank has submitted to the OTS budgets through September 30, 1993 for additional investments in these properties, and the OTS has not objected to the implementation of those budgets. The Bank's aggregate investment for those properties at September 30, 1993, calculated in accordance with the Bank's discussions with the OTS, was $279.2 million, compared to $281.4 million at September 30, 1992. The aggregate investment at September 30, 1993 of $279.2 million does not reflect valuation allowances of $38.3 million.

      The Bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. While the Bank does not anticipate any significant increases in non-performing and potential problem assets, additional charge-offs or reserves could be required absent a continued recovery of the local real estate markets.

      POTENTIAL PROBLEM ASSETS. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems due primarily to the downturn in recent years of the real estate markets in which the properties are located.

      At September 30, 1993, potential problem assets totaled $73.6 million before valuation allowances of $15.4 million, as compared to $109.0 million, before valuation allowances of $10.1 million at September 30, 1992. The $35.4 million decrease in potential problem assets is primarily attributable to $31.4 million of loans in which the borrowers' financial condition have improved such that management no longer has serious doubts as to the borrowers' ability to comply with present repayment terms. In addition, the decrease was the result of the transfer of one residential construction loan with a principal balance of $0.7 million to REO and net paydowns of $8.3 million. The decrease was partially offset by the addition to potential problem assets of four loans with an aggregate principal balance of $5.0 million.

      DELINQUENT LOANS. At September 30, 1993, delinquent loans totaled $49.1 million or 2.0% of gross loans compared to $77.9 million or 3.5% of gross loans at September 30, 1992. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1993.


                                   Principal Balance         Total as a
                          ---------------------------------  Percentage
                           Mortgage  Non-Mortgage             of Gross
                            Loans        Loans      Total     Loans (1)
                          ---------  ------------   -----    ----------
                                           (Dollars in thousands)
Loans delinquent for:

30-59 days . . . . .      $ 7,606       $25,498     $33,104       1.4%
60-89 days . . . . .        1,280        14,736      16,016       0.6%
                          -------       -------     -------       ----
  Total. . . . . . .      $ 8,886       $40,234     $49,120       2.0%
                          =======       =======     =======       ====

- --------------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

      Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $8.9 million at September 30, 1993 from $28.9 million at September 30, 1992. The $20.0 million decrease was primarily attributable to the return to current status of loans previously delinquent 30-59 days, including the restructuring of a residential ground loan with a principal balance of $9.9 million, as well as an improvement in general economic conditions.

      Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $40.2 million at September 30, 1993 from $49.0 million at September 30, 1992, primarily as a result of an improvement in general economic conditions. Non-mortgage loans delinquent 30-89 days as a percentage of total non-mortgage loans outstanding decreased to 4.5% at September 30, 1993 from 5.3% at September 30, 1992, as a result of the decline in the Bank's portfolio of non-mortgage loans delinquent during the period.

      TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower, when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.


                                                 September 30,
                              -------------------------------------------------
                                1993       1992       1991      1990      1989
                              -------    -------    -------    ------    ------
                                                (In thousands)
Troubled debt
 restructurings. . . . . .    $36,729    $31,688    $19,961    $5,675    $4,150
                              =======    =======    =======    ======    ======


      At September 30, 1993, loans accounted for as troubled debt restructurings included three commercial permanent loans with principal balances totaling $17.2 million, two residential construction loans with principal balances totaling $10.6 million and a residential ground loan with a principal balance of $8.9 million. Since becoming restructured, all such loans are paying principal and interest in accordance with their present repayment terms. Loans accounted for as troubled debt restructurings with principal balances totaling $35.8 million were classified as potential problem assets at September 30, 1993; the remaining $0.9 million represents the principal balance of one residential construction loan which, other than an extension of its maturity date, was performing in accordance with its original terms. At September 30, 1993, the Bank had commitments to lend $4.6 million of additional funds on loans that have been restructured.

      REAL ESTATE HELD FOR INVESTMENT. At September 30, 1993, real estate held for investment consisted of ten properties with an aggregate book value of $55.3 million, net of accumulated depreciation of $11.1 million and valuation allowances of $10.2 million. This category includes one office building (which was approximately 88% leased at such date) and two apartment buildings (which were fully leased at such date and are financed with bonds issued by a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank. Also included is a loan to a developer with a book value of $8.9 million at September 30, 1993, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. In August 1993, the Bank sold a retail center at the Bank's book value. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

      RESERVES FOR LOSSES. The following tables show loss experience by asset type and the components of the reserve for losses on loans and the reserve for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets which the Bank disposed of during such years.

                     ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS OF LOANS
                                        (Dollars in thousands)

                                                                                      September 30,
                                                              --------------------------------------------------------------------
                                                                   1993          1992          1991          1990          1989
                                                               -----------   -----------   -----------   -----------   -----------

Balance at beginning of year                                     $   78,818    $   89,745    $   58,339    $   41,934    $   26,189
                                                                 -----------   -----------   -----------   -----------   ----------
Provision for loan losses                                            62,513        89,062       147,141        78,300        70,331
                                                                 -----------   -----------   -----------   -----------   -----------
Charge-offs:
  Residential                                                            45           581            78           --            --
  Commercial and multifamily                                            766         1,855         1,500         1,622           --
  Ground                                                              4,274         1,650        16,899         2,375           --
  Residential construction                                              --          1,971         3,564           517           --
  Commercial construction                                               --          1,431        13,421         1,944           --
  Credit card                                                        78,445       103,158        89,294        64,493        59,586
  Consumer and other                                                  3,664         1,898         1,695           560           284
                                                                 -----------   -----------   -----------   -----------   -----------
    Total charge-offs                                                87,194       112,544       126,451        71,511        59,870
                                                                 -----------   -----------   -----------   -----------   -----------
Recoveries:
  Ground                                                                --            --            --            120            20
  Credit card                                                        13,601        12,196        10,618         8,732         4,939
  Other                                                                 302           359            98           764           325
                                                                 -----------   -----------   -----------   -----------   -----------
    Total recoveries                                                 13,903        12,555        10,716         9,616         5,284
                                                                 -----------   -----------   -----------   -----------   -----------
Charge-offs, net of recoveries                                       73,291        99,989       115,735        61,895        54,586
                                                                 -----------   -----------   -----------   -----------   -----------
Balance at end of year                                           $   68,040    $   78,818    $   89,745    $   58,339    $   41,934
                                                                  ===========   ===========   ===========   ===========   =========
Provision for loan losses to average loans (1)                        2.93%         3.69%         4.72%         2.36%         2.06%
Net loan charge-offs to average loans (1)                             3.43%         4.15%         3.72%         1.86%         1.60%
Ending reserve for losses on loans to total loans (1) (2)             2.83%         3.52%         2.79%         1.83%         1.27%




- -----------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization.
(2) Before deduction of reserves.

                          COMPONENTS OF RESERVE FOR LOSSES ON LOANS BY TYPE
                                         (Dollars in thousands)


                                                                  September 30,
               --------------------------------------------------------------------------------------------------------------------
                     1993                    1992                    1991                    1990                    1989
               ---------------------- ---------------------- ---------------------- ---------------------- ------------------------
                        Percent of              Percent of              Percent of              Percent of              Percent of
                          Loans to                Loans to                Loans to                Loans to                Loans to
               Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
               -------- ------------ -------- ------------ -------- ------------ -------- ----------- -------- --------------------
Balance at
 end of period
 allocated to:

Residential
  permanent     $  4,235      53.6 %  $  2,335      41.6 %    $  2,326      41.7 %    $  1,263      32.2 %    $  1,155      27.1 %

Home equity          250       2.5         504       9.9           597       9.0           470      22.2           --       --

Commercial and
  multifamily      9,606       3.9       5,907       2.7         4,655       2.1         3,960       2.8           --       --

Residential
  construction      4,125      1.5       4,470       2.6         3,683       2.2         1,708       2.2           --       --

Commercial
  construction        345      0.4         729       0.5         1,754       0.7         1,407       1.9           341       9.4

Ground              1,412      0.7       2,624       1.0         2,168       1.3        10,305       4.5           --       --

Credit card        46,886     31.4      57,566      38.9        70,642      40.4        35,942      27.6        40,396      37.9

Consumer and
  other             1,181      6.0       4,683       2.8         2,997       2.6         1,132       6.6            42       4.4
                ---------             --------                --------                --------                --------
  Subtotal         68,040               78,818                  88,822                  56,187                  41,934
  Unallocated         --                  --                       923                   2,152                     --
                 --------             --------               ---------               ---------               ---------
    Total         $68,040             $ 78,818                  89,745                $ 58,339                $ 41,934
                 ========            =========               =========               =========               =========


- ----------------------------------------------------------------------------------------------------------------------------------

                                        - 83 -

               ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS OF
                    REAL ESTATE HELD FOR INVESTMENT OR SALE
                                 (In thousands)



                                              Year Ended September 30,
                                   --------------------------------------------
                                     1993        1992        1991       1990   (1)
- ---------------------------------- ---------   ---------   ---------  ---------
Balance at beginning of year:
  Real estate held for investment  $ 14,919    $  4,161    $  2,800   $   -
  Real estate held for sale          94,125      53,337      10,078       -
                                   ---------   ---------   ---------  ---------
    Total                           109,044      57,498      12,878       -
                                   ---------   ---------   ---------  ---------

Provision for real estate losses:
  Real estate held for investment     1,470      12,673       4,724     45,586
  Real estate held for sale          28,945      47,923      43,259     10,078
                                   ---------   ---------   ---------  ---------
    Total                            30,415      60,596      47,983     55,664
                                   ---------   ---------   ---------  ---------

Charge-offs:
  Real estate held for investment:
   Residential construction            -           -           -           117
   Residential ground                  -           -           -        41,585
   Commercial ground                   -          1,550       3,363      1,084
   Commercial permanent                -            365        -          -
   Commercial construction            6,207        -           -          -
                                   ---------   ---------   ---------  ---------
    Total                             6,207       1,915       3,363     42,786
                                   ---------   ---------   ---------  ---------

  Real estate held for sale:
   Residential                         -          3,002        -          -
   Residential construction              79        -           -          -
   Residential ground                   259         348        -          -
   Commercial ground                  1,353       3,785        -          -
   Commercial permanent                 761        -           -          -
   Commercial construction           19,156        -           -          -
                                   ---------   ---------   ---------  ---------
    Total                            21,608       7,135        -          -
                                   ---------   ---------   ---------  ---------

  Total charge-offs on real estate
    held for investment or sale      27,815       9,050       3,363     42,786
                                   ---------   ---------   ---------  ---------



Balance at end of year:
  Real estate held for investment    10,182      14,919       4,161      2,800
  Real estate held for sale         101,462      94,125      53,337     10,078
                                   ---------   ---------   ---------  ---------
    Total                          $111,644    $109,044    $ 57,498   $ 12,878
                                   =========   =========   =========  =========
- -------------------------------------------------------------------------------

(1) The Bank initially established its reserve for losses on real estate held for investment or sale in fiscal year 1990.

                           COMPONENTS OF RESERVE FOR LOSSES
                      ON REAL ESTATE HELD FOR INVESTMENT OR SALE
                                     (In thousands)

                                                          September 30,
                                          --------------------------------------------
                                            1993        1992        1991       1990
- ----------------------------------------- ---------   ---------   ---------  ---------
Reserve for losses on real estate
  held for investment:
  Commercial and multifamily              $  7,945    $  8,037    $  2,389   $    839
  Commercial construction                     -          4,995         506        506
  Ground                                     1,972       1,682       1,266      1,455
  Other                                        265         205        -          -
                                          ---------   ---------   ---------  ---------
     Total                                  10,182      14,919       4,161      2,800
                                          ---------   ---------   ---------  ---------


Reserve for losses on real estate
  held for sale:
  Residential                                  102         447       2,813      1,906
  Home equity                                   53          21           4          3
  Commercial and multifamily                 4,678       1,705       1,564         96
  Commercial construction                    1,387      15,439       6,899      2,115
  Residential construction                   2,924       2,294       1,664        307
  Ground                                    92,318      74,219      40,393      5,651
  Unallocated                                 -           -           -          -
                                          ---------   ---------   ---------  ---------
     Total                                 101,462      94,125      53,337     10,078
                                          ---------   ---------   ---------  ---------


  Total reserve for losses on real
    estate held for investment or sale    $111,644    $109,044    $ 57,498   $ 12,878
                                          =========   =========   =========  =========

The Bank maintains reserves for estimated losses on loans and real estate. See "Business - Banking - Delinquencies, Foreclosures and Reserves for Losses - Reserves for Losses." The Bank's total reserves for losses on loans and real estate held for investment or sale decreased by $8.2 million from the level at September 30, 1992 to $179.7 million at September 30, 1993. The $8.2 million decrease was primarily attributable to decreased reserves on credit card loans resulting partially from the securitization and sale of $350.0 million of such loans during fiscal 1993 and a decline in the ratio of credit card charge-offs to outstanding credit card loans, and decreased reserves on other loans. The decreased reserves on credit card loans were partially offset by increased reserves on real estate assets as a result of the adoption of SOP 92-3. See Summary of Significant Accounting Policies in the Consolidated Financial Statements in this report. During the year ended September 30, 1993, the Bank recorded net charge-offs of $32.9 million on loans secured by real estate and real estate held for investment or sale and provided an additional $38.9 million in valuation allowances on these assets.

      The following table shows reserves for losses on performing and non-performing assets at the dates indicated.


                                           September 30, 1993
                                  ---------------------------------
                                  Performing  Non-performing  Total
                                  ----------  --------------  -----
                                          (In thousands)
Reserves for losses on:

 Loans:
  Real estate. . . . . . . .      $19,518     $    455     $ 19,973
  Credit card. . . . . . . .       44,830        2,056       46,886
  Consumer and other . . . .        1,125           56        1,181
                                  -------     --------     --------
   Total reserve for
    losses on loans. . . . .       65,473        2,567       68,040
                                  -------     --------     --------


 Real estate held for
  investment . . . . . . . .        8,210        1,972       10,182
 Real estate held for sale .            -      101,462      101,462
                                  -------     --------     --------

 Total reserve for losses on
   real estate held for
   investment or sale. . . .        8,210      103,434      111,644
                                  -------     --------     --------

 Total reserves for losses .      $73,683     $106,001     $179,684
                                  =======     ========     ========


                                           September 30, 1992
                                  ---------------------------------
                                  Performing  Non-performing  Total
                                  ----------  --------------  -----
                                          (In thousands)

Reserves for losses on:

 Loans:
  Real estate. . . . . . . .      $11,104     $  5,465     $ 16,569
  Credit card. . . . . . . .       54,888        2,678       57,566
  Consumer and other . . . .        1,148        3,535        4,683
                                  -------     --------     --------
   Total reserve for
    losses on loans. . . . .       67,140       11,678       78,818
                                  -------     --------     --------

 Real estate held for
  investment . . . . . . . .       13,237        1,682       14,919
 Real estate held for sale .            -       94,125       94,125
                                  -------     --------     --------

 Total reserve for losses on
   real estate held for
   investment or sale. . . .       13,237       95,807      109,044
                                  -------     --------     --------

Total reserves for losses. .      $80,377     $107,485     $187,862
                                  =======     ========     ========

      Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $131.6 million at September 30, 1993, which constituted 29.1% of total non-performing real estate assets. This amount represented a $6.0 million increase over the September 30, 1992 level of $125.6 million, or 21.6% of total non-performing real estate assets at that date.

      When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for reserves that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors. Accordingly, the Bank believes that relatively lower levels of reserves are initially required for REO because of the Bank's policy of adjusting the book basis of its REO to reflect the fair value of the collateral. Reserves for losses on real estate held for sale at September 30, 1993 are net of approximately $66.2 million of cumulative charge-offs against assets remaining in the Bank's portfolio at September 30, 1993.

      The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its reserves.

      Net charge-offs of credit card loans for the year ended September 30, 1993 were $64.8 million, compared to $91.0 million for the year ended September 30, 1992. The decrease in net charge-offs resulted primarily from a $259.5 million decrease in average credit card balances and a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, however, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date, which increases the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

      The reserve for losses on credit card loans decreased to $46.9 million at September 30, 1993 from $57.6 million at September 30, 1992 primarily because of a decline in the Bank's reserve ratio resulting from a decline in the ratio of credit card charge-offs to outstanding credit card loans. The ratios of the reserve for such losses to non-performing credit card loans and to outstanding credit card loans changed from 215.0% and 6.6%, respectively, at September 30, 1992 to 228.1% and 6.2%, respectively, at September 30, 1993.

      The reserve for losses on consumer and other loans decreased to $1.2 million at September 30, 1993 from $4.7 million at September 30, 1992, primarily because of the charge-off of two loans against the reserve. The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans changed from 131.1% and 7.6%, respectively, at September 30, 1992 to 376.1% and 0.8%, respectively, at September 30, 1993.

      In November 1990, the SEC initiated an informal investigation concerning the Bank's reserves for losses and related matters and has requested documents from the Bank covering the period since October 1, 1988. See "Legal Proceedings." Based upon the information available to it at this time, management believes that the matter should be resolved in a manner that will not result in a material adverse financial impact on the Bank.

      ASSET AND LIABILITY MANAGEMENT. A key element of banking is the monitoring and management of liquidity risk and interest-rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to stabilize the net interest spread is referred to as asset and liability management. The objective of asset and liability management is to maximize the net interest yield within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

      The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes origination and retention of ARMs, adjustable-rate home equity credit line loans and credit card loans, which generally have shorter terms and higher yields than mortgage loans. At September 30, 1993, ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 17.9% of total loans, and credit card loans accounted for 31.4% of total loans.

      In recent periods, the Bank's policy has generally been to sell most of its long-term fixed-rate mortgage production, thereby avoiding the exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending. The Bank retains in its portfolio the majority of its variable-rate mortgage production.

      Also in furtherance of asset and liability management objectives, the Bank has engaged, and may continue to engage in the future, in securitization transactions with respect to credit card and home equity credit line receivables depending on its need for additional funds, market conditions and related factors. During fiscal 1993, the Bank securitized and sold $350.0 million of credit card receivables and $340.4 million of home equity credit line receivables.

      During the June 1993 quarter, the Bank sold its entire portfolio of five-year U.S. Government securities, totaling $172.9 million, primarily to provide flexibility under previous regulatory growth limits for increased mortgage loan origination activity. The Bank also sold $127.8 million of seven-year balloon mortgage-backed securities during the second quarter of fiscal 1993 for similar reasons and in order to reduce its exposure to possible future increases in long-term interest rates.

      A traditional measure of interest-rate risk within the savings industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities to be repriced within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap would result in an increase in the Bank's net interest spread.

      The Bank views control over interest rate sensitivity as a key element in its financial planning process and monitors its interest rate sensitivity through its forecasting system. The Bank manages its interest rate exposure and will narrow or widen its gap, depending on its perception of interest rate movements and the composition of its balance sheet. For the reasons discussed above, the Bank might take action to narrow its gap if it believes that market interest rates will experience a significant prolonged increase, and might widen its gap if it believes that market interest rates will decline or remain relatively stable. A number of asset and liability management strategies are available to the Bank in structuring its balance sheet. These include selling or retaining certain portions of the Bank's current residential mortgage loan production; altering the Bank's pricing on certain deposit products to emphasize or de-emphasize particular maturity categories; altering the type and maturity of securities acquired for the Bank's investment portfolio when replacing securities following normal portfolio maturation and turnover; lengthening or shortening the maturity or repricing terms for any current period asset securitizations; and altering the maturity or interest rate reset profile of borrowed funds, if any, including funds borrowed from the FHLB of Atlanta.

      The following table presents the contractual maturities of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1993, as adjusted for estimated prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

REIT

                              INTEREST RATE SENSITIVITY TABLE (GAP)
                                     (Dollars in thousands)


                                                        MORE THAN     MORE THAN      MORE THAN
                                                        SIX MONTHS     ONE YEAR    THREE YEARS
                                          SIX MONTHS     THROUGH       THROUGH       THROUGH      MORE THAN
                                           OR LESS       ONE YEAR    THREE YEARS    FIVE YEARS    FIVE YEARS      TOTAL
- --------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
As of September 30, 1993
Mortgage loans:
  Adjustable-rate                       $    432,730  $    153,883  $    232,352  $    251,434  $     23,311  $  1,093,710
  Fixed-rate                                  13,309         8,320        33,447        32,963        83,350       171,389
  Loans held for sale                        176,027          -             -             -             -          176,027
  Home equity credit lines
   and second mortgages                       66,191            49            14          -             -           66,254
Credit card and other                        486,286        19,042        69,554        23,514          -          598,396
Loans held for securitization and sale       300,000          -             -             -             -          300,000
Mortgage-backed securities                   198,198       350,034       223,393       714,451        15,116     1,501,192
Other investments                            157,567          -            8,779           103          -          166,449
                                        ------------- ------------- ------------- ------------- ------------- -------------
  Total interest-earning assets            1,830,308       531,328       567,539     1,022,465       121,777     4,073,417
Total non-interest earning assets               -             -             -             -          799,354       799,354
                                        ------------- ------------- ------------- ------------- ------------- -------------
  Total assets                          $  1,830,308  $    531,328  $    567,539  $  1,022,465  $    921,131  $  4,872,771
                                        ============= ============= ============= ============= ============= =============
Deposits:
  Fixed maturity deposits               $    486,834  $    152,974  $    149,291  $     57,584  $       -     $    846,683
  NOW, statement and passbook accounts     1,336,414        36,550       121,736        82,856       176,576     1,754,132
  Money market deposit accounts            1,196,690          -             -             -             -        1,196,690
Borrowings:
  Capital notes - subordinated                10,000          -             -             -          128,500       138,500
  Other                                      350,647        75,390        76,766         2,136        27,857       532,796
                                        ------------- ------------- ------------- ------------- ------------- -------------
  Total interest-bearing liabilities       3,380,585       264,914       347,793       142,576       332,933     4,468,801
Total non-interest bearing liabilities          -             -             -             -          165,200       165,200
Stockholders' equity                            -             -             -             -          238,770       238,770
  Total liabilities & stockholders'     ------------- ------------- ------------- ------------- ------------- -------------
   equity                               $  3,380,585  $    264,914  $    347,793  $    142,576  $    736,903  $  4,872,771
                                        ============= ============= ============= ============= ============= =============

Gap                                      ($1,550,277)     $266,414      $219,746      $879,889     ($211,156)
Cumulative gap                           ($1,550,277)  ($1,283,863)  ($1,064,117)    ($184,228)    ($395,384)
Cumulative gap as a percentage
  of total assets                              (31.8)%       (26.3)%       (21.8)%        (3.8)%        (8.1)%




      The one-year gap, as a percentage of total assets, was a negative 26.3% at September 30, 1993, compared to a negative 24.9% at September 30, 1992. As noted above, the Bank's negative one-year gap would adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

      In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13. On August 31, 1993, the OTS incorporated an interest-rate risk measure into its capital rules. Management does not believe that the new OTS interest-rate risk measure will require the Bank to hold additional capital against interest-rate risk. See "Business - Banking - Regulation - Regulatory Capital."

      INFLATION. The impact of inflation on the Bank is different from the impact on an industrial company, because substantially all of the assets and liabilities of the Bank are monetary in nature. The most direct impact of an extended period of inflation would be to increase interest rates, and to place upward pressure on the operating expenses of the Bank. However, the actual effect of inflation on the net interest income of the Bank would depend on the extent to which the Bank was able to maintain a spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which would depend to a significant extent on its asset-liability sensitivity. The effect of inflation on the Bank's results of operations for the past three fiscal years has been minimal.

      DEFERRED TAX ASSET. At September 30, 1993, the Bank recorded a net deferred tax asset of $44.8 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes. This net deferred tax asset is reported on the Bank's financial statements in accordance with Accounting Principles Board Opinion No. 11.

      In January 1993, the OTS issued Thrift Bulletin 56 ("TB 56") setting forth additional guidance regarding the treatment of net deferred tax assets for regulatory reporting and capital purposes. For purposes of the Reports of Condition and Income and the Thrift Financial Reports and other regulatory reporting, TB 56 provides that thrift institutions are required to report their net deferred tax assets in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") as of January 1, 1993, or the beginning of their first fiscal year thereafter, if later (although early adoption of SFAS No. 109 is permitted). Management does not believe that reporting the Bank's net deferred tax asset under SFAS No. 109 will have a material effect on the asset for regulatory reporting purposes.

      For regulatory capital purposes, TB 56 generally sets forth a limitation on the amount of a thrift's net deferred tax asset reported under SFAS No. 109 that can be included in a thrift's regulatory capital. However, TB 56 provides a transition rule under which net deferred tax assets reportable as of December 31, 1992 under the standards of APB No. 11 are not subject to this limitation. Thus, the inclusion in regulatory capital of such deferred tax assets is not limited under TB 56 to the extent the assets remain unamortized. Although the OTS did not define the term "unamortized" in TB 56, the Bank believes that the term refers to that portion of a financial institution's net deferred tax asset which has not yet been reduced by the reversal of timing differences. Because the Bank's net deferred tax asset of $55.1 million at December 31, 1992 was reported under APB No. 11, the entire amount of the Bank's current net deferred tax asset is grandfathered under this transition rule. This grandfathering of the Bank's net deferred tax asset will not prevent or otherwise affect future reductions in the asset due to a reversal of timing differences. TB 56 also provides that net deferred tax assets reported under the transition rule remain subject to previously existing rules and supervisory policy, including periodic evaluation as to realizability.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

      GENERAL. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

      Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Notes") sold to the public, and the payment of capital improvement costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

      The Real Estate Trust's liquidity position was constrained in the last three fiscal years, primarily because of the persistence of recessionary conditions in the Real Estate Trust's major real estate markets. Those conditions have significantly curtailed the availability of long-term fixed-rate mortgage financing on satisfactory terms. The Real Estate Trust refinanced $350.0 million of mortgage debt in the first quarter of fiscal 1992. See Note 3 to the Consolidated Financial Statements in this report.

      The Real Estate Trust's current program of public Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. Note sales were suspended in June 1990, but resumed in November 1992. During the period from the date of resumption of Note sales through November 30, 1993, the Real Estate Trust sold $14.5 million of Notes. The table under "Recent Liquidity Trends" below provides information at September 30, 1993 with respect to the maturities of Notes outstanding at such date.

      The Real Estate Trust has actively pursued a number of strategies to improve its ability to meet its cash requirements.

      RECENT LIQUIDITY TRENDS. The Real Estate Trust's liquidity position was positively affected by two developments in fiscal 1993. Short-term liquidity constraints were eased as a result of OTS approval of the resumption of tax sharing payments by the Bank to the Real Estate Trust following a significant improvement in the Bank's regulatory capital ratios and overall financial condition. See "Banking - Capital." The Real Estate Trust's long-term liquidity prospects improved as a result of the transfer to Saul Holdings Partnership and a subsidiary limited partnership of the mortgage debt encumbering the 22 shopping centers and one office property transferred by the Real Estate Trust to such partnerships in August 1993. A substantial portion of such mortgage debt was scheduled to mature in fiscal years 1993 to 1997. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership" and Note 1 to the Consolidated Financial Statements in this report.

      The maturity schedule for the Real Estate Trust's outstanding mortgage and Note debt at September 30, 1993 for the fiscal years commencing October 1, 1993 is set forth in the following table:

                        DEBT MATURITY SCHEDULE
                            (In thousands)

                                      Notes
Fiscal                               Payable -
Year             Mortgage Notes     Unsecured            Total
- --------------------------------------------------------------
1994             $  8,538             $14,044        $ 22,582
1995                7,342               6,784          14,126
1996                4,494               5,223           9,717
1997              185,028 (1)(2)        1,735         186,763 (1)(2)
1998               16,024               7,777          23,801
Thereafter         43,350               3,098          46,448

- ---------------------
(1) The Real Estate Trust has five one-year options to extend $146 million of this amount upon payment of $9 million in reduction of principal in fiscal 1997 and $8 million in reduction of principal each year thereafter.
(2) Balance does not include deferred interest, which amounted to approximately $14.5 million at September 30, 1993 and is payable at maturity.


Of the $264.8 million of mortgage debt outstanding at September 30, 1993, $163.0 million was nonrecourse to the Real Estate Trust.

      The Real Estate Trust believes that capital improvement costs in the next several fiscal years will be in the range of $2 to $3 million per year.

      In order to meet its debt amortization and capital improvement costs in fiscal 1994 and future years, the Real Estate Trust will be required to raise substantial amounts of cash primarily from a combination of mortgage loan refinancings, sales of Notes, and tax sharing payments and cash dividends from the Bank.

      The Real Estate Trust is currently selling Notes principally to pay outstanding Notes as they mature. In paying maturing Notes with proceeds of Note sales, the Real Estate Trust effectively is refinancing its outstanding Notes with similar new unsecured debt at the lower interest rates currently prevailing in today's market. To the degree that the Real Estate Trust does not sell new Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Notes as they mature, which was the case in fiscal 1993, it will finance such repayments from other sources of funds.

      In April 1993, the Bank received net proceeds of $71.9 million from its sale of the Preferred Stock, which significantly strengthened the Bank's regulatory capital ratios. See "Banking - Capital." This capital infusion, together with the Bank's improved operating results, should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the Tax Sharing Agreement between the Bank and the Trust. OTS approval of this payment was conditioned on a pledge by the Real Estate Trust of certain assets to secure certain of the Trust's obligations under the Tax Sharing Agreement. Following execution of the pledge, the OTS approved, and the Bank made subsequent to September 30, 1993, additional tax sharing payments of $4.6 million to the Real Estate Trust. Under the terms of the Bank's written agreement with the OTS, any additional tax sharing payments by the Bank must be approved by the OTS.

      The Real Estate Trust to date has not relied on cash dividends from Chevy Chase to meet its cash needs. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. OTS regulations tie Chevy Chase's ability to pay dividends to specific levels of regulatory capital and earnings. See "Business - Banking - Regulation - Dividends and Other Capital Distributions."

      As the owner, directly and through a wholly-owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business
- - Real Estate - Investment in Saul Holdings Limited Partnership." In October 1993, the Real Estate Trust received its first cash distribution, in the amount of $524,000, from Saul Holdings Partnership.

BANKING

      LIQUIDITY. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

      The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's liquidity ratio at September 30, 1993 was 24.3%, compared to 17.2% at September 30, 1992. The increase over the prior period is primarily attributable to an increase in the five-year balloon mortgage-backed securities portfolio and to a decrease in outstanding borrowings primarily as a result of the securitization and sale of $146.2 million of home equity credit line receivables during September 1993.

      The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans, mortgage-backed securities and investments and (iv) borrowed funds. The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1993, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $593.2 million, $4.7 million and $1.4 billion, respectively, which could be used as collateral for borrowings from the FHLB of Atlanta and various securities brokers. The amount which the Bank could have borrowed against its unpledged mortgage loans, U.S. Government securities and mortgage-backed securities totaled $1.3 billion at September 30, 1993, after market-value and broker adjustments of the collateral.

      In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $194.2 million of home equity credit line receivables and $150.0 million of credit card receivables in the first and second quarters of fiscal 1993, respectively. In addition, during the fourth quarter of fiscal 1993, the Bank securitized and sold $200.0 million of credit card receivables and $146.2 million of home equity credit line receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

      The ability of the Bank to securitize and sell assets in the future will depend on a number of factors, including conditions in the market for asset-backed securities and competitive pressures in the credit card industry. The Bank does not currently anticipate relying upon securitizations of receivables other than credit card and home equity credit line receivables. The Bank's currently projected levels of securitization of credit card and home equity credit line receivables reflect in part a reduction in the pool of receivables eligible for such securitizations. The reduction in the amount of eligible receivables has resulted from prior securitization and sales activities. Management believes that to support future securitization activity, a sufficient pool of eligible receivables will be provided by the existing portfolio of receivables, the amortization of existing credit card and home equity credit line trusts, increased usage of existing accounts and originations of new accounts.

      The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the year ended September 30, 1993, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $10.8 billion, repay borrowings of $11.8 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $1.8 billion, purchase investments and loans of $928.7 million and meet operating expenses, before depreciation and amortization, of $133.1 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $10.8 billion, proceeds from borrowings of $11.6 billion, proceeds from sales of loans, securities and real estate of $2.2 billion, and principal and interest collected on investments, loans and mortgage-backed securities of $1.1 billion.

      The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. See Note 28 to the Consolidated Financial Statements in this report. Of the $1.4 billion of outstanding trust certificate balances at September 30, 1993, the primary recourse to the Bank was approximately $74.8 million.

      The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1993, recourse to the Bank under these arrangements was approximately $6.1 million. See Note 28 to the Consolidated Financial Statements in this report.

      The Bank's commitments at September 30, 1993 are set forth in the following table:

                                                       (In thousands)
Commitments to originate loans                           $   96,423
                                                         ----------

Loans in process (collateralized loans):
  Home equity. . . . . . . . . . . . . . . . . . .          538,362
  Real estate construction . . . . . . . . . . . .           23,099
  Commercial and multifamily . . . . . . . . . . .            1,532
  Residential ground . . . . . . . . . . . . . . .            3,544
                                                         ----------
                                                            566,537
                                                         ----------

Loans in process (unsecured loans):
  Credit cards . . . . . . . . . . . . . . . . . .        2,602,097
  Overdraft lines. . . . . . . . . . . . . . . . .           35,032
  Commercial . . . . . . . . . . . . . . . . . . .              413
                                                         ----------
                                                          2,637,542
                                                         ----------

      Total commitments to extend credit . . . . .        3,300,502

Letters of credit. . . . . . . . . . . . . . . . .           73,270
Recourse arrangements on asset-backed
  securitizations. . . . . . . . . . . . . . . . .           74,830
Recourse arrangements on mortgage-backed
  securities . . . . . . . . . . . . . . . . . . .            6,054
                                                         ----------

      Total commitments. . . . . . . . . . . . . .       $3,454,656
                                                         ==========

      Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 90.9% of commitments at September 30, 1993.

      At September 30, 1993, repayments of borrowed money scheduled to occur during the next 12 months were $395.9 million. Certificates of deposit maturing during the next 12 months amounted to $639.8 million, of which a substantial portion is expected to remain with the Bank.

      There were no material commitments for capital expenditures at September 30, 1993.

      The Bank's liquidity requirements in years subsequent to fiscal 1993 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

      CAPITAL. At September 30, 1993, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, including FIRREA-mandated fully phased-in capital requirements, and its capital ratios exceeded the ratios established for well capitalized institutions under OTS prompt corrective action regulations. The following table shows the Bank's regulatory capital levels at September 30, 1993, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

                                             REGULATORY CAPITAL
                                           (Dollars in thousands)


                                                      Actual               Capital Required
                                              ----------------------    ----------------------
                                                            As a %                    As a %        Excess
                                                Amount     of Assets      Amount     of Assets     Capital
- ------------------------------------------    ---------    ---------    ---------    ---------    ---------
Capital per financial statements              $284,794

Adjustments for tangible and core capital:
   Intangible assets                           (55,270)
   Non-includable subsidiaries  (1)             (6,458)
                                              ---------
      Total tangible capital                   223,066         4.60%    $ 72,665         1.50%    $150,401
   Supervisory goodwill                         36,333     =========    =========    =========    =========
                                              ---------
      Total core capital (2)                   259,399         5.35%    $145,330         3.00%    $114,069
                                              ---------    =========    =========    =========    =========

      Total tier 1 risk-based capital (2)      259,399         7.29%       N/A          N/A          N/A
                                              ---------    =========    =========    =========    =========

Adjustments for risk-based capital:
   Subordinated capital debentures             132,800
   Reserve for general loan losses              60,548
                                              ---------
      Total supplementary capital              193,348
   Excess loan loss reserves                   (15,892)
                                              ---------
   Adjusted supplementary capital              177,456
                                              ---------
      Total available capital                  436,855
   Equity investments (1)                      (20,568)
                                              ---------
      Total risk-based capital (2)            $416,287        11.70%    $284,528         8.00%    $131,759
                                              =========    =========    =========    =========    =========
- -----------------------------------------------------------------------------------------------------------

(1) Reflects an aggregate offset of $6.6 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(2) Under the OTS prompt corrective action regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.


      In April 1993, the Bank sold 3,000,000 shares of its Preferred Stock. See
Note 24 to the Consolidated Financial Statements in this report. The $71.9 million of net proceeds from the sale are fully includable in tier 1 or core capital for regulatory capital purposes.

      REGULATORY ACTION AND REQUIREMENTS. At September 30, 1993, the Bank was in compliance with all of its regulatory capital requirements under FIRREA. However, because the Bank did not meet its risk-based capital requirement at June 30, 1991, the Bank is subject to a written agreement, as amended in October 1993, with the OTS which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from OTS. In September 1993, the Bank received OTS approval, subject to certain conditions, to increase incrementally its total assets during the period from July 1, 1993 through June 30, 1994 by an amount of up to $500 million. The Bank is also subject to a requirement to obtain OTS approval for changes in directors and senior executive officers and the imposition of increased OTS assessments and FDIC insurance premiums. The OTS has approved the payment of dividends on the Preferred Stock provided certain conditions are met. See "Business - Banking - Regulation - Dividends and Other Capital Distributions." In the future, if the Bank is unable to maintain capital compliance, the Bank could be subject to additional regulatory sanctions.

      In July 1993, the OTS released the Bank from a capital plan and capital directive because of the Bank's return to full regulatory capital compliance as a result of its operating performance and the sale of the Preferred Stock.

      CAPITAL MAINTENANCE STRATEGIES. The Bank's return to capital compliance was due in large part to successful implementation of a number of capital enhancement strategies. These included the elimination of certain unprofitable lines of business, implementation of a program to achieve significant reductions in operating expenses, re-pricing of certain product offerings and the sale of the Preferred Stock in April 1993. The Bank's capital plan called for an orderly disposition of several large real estate developments designed to protect and to return the capital invested in these properties to the Bank in a safe and expeditious manner. The Bank may continue to consider further steps to attract additional outside capital.

      During fiscal 1993, the Bank securitized and sold $350.0 million of credit card receivables and $340.4 million of home equity credit line receivables. The Bank recognized an aggregate gain of $16.8 million in connection with the home equity credit line transactions. No gains or losses were recognized as a result of the credit card receivables transactions, but, excess servicing fees will be recognized over the related life of the transactions. The Bank expects to continue to securitize various loan receivables in the future to meet various objectives.

      The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at September 30, 1993, the Bank met the FIRREA-mandated fully phased-in capital requirements. On a fully phased-in basis, at September 30, 1993 the Bank's tangible, core (or leverage), and total risk-based capital ratios were 4.17%, 4.17% and 9.80%, respectively, compared with the requirements of 1.5%, 3.0% and 8.0%, respectively. At September 30, 1993, the Bank had $30.6 million, after subsequent valuation allowances, of investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are currently subject to a 25% phase-out from all three FIRREA capital requirements. Such phase-out will gradually increase to 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At September 30, 1993, the Bank also had one equity investment with a balance, after subsequent valuation allowances, of $43.3 million which is currently subject to a 60% phase-out from total capital for risk-based capital purposes. Such phase-out will increase to 100% on July 1, 1994. Pursuant to OTS guidelines, $6.6 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments. The OTS adopted a rule, effective April 19, 1993, eliminating the capital deduction for equity investments that are permissible for national banks.

      The Bank will continue to emphasize reduction of the level of its investments in non-includable subsidiaries and its level of equity investments. The level of the Bank's investments in non-includable subsidiaries is a key factor in the capital calculation because, under the fully phased-in capital requirements, those investments represent dollar-for-dollar reductions in core capital, which in turn reduce the amount of supplementary capital which may be included for risk-based capital purposes. The Bank does not anticipate entering into any new transactions that would result in an increase in its investments in non-includable subsidiaries, and is attempting to reduce the existing level of those investments over the next several years.


      OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank would be required to deduct the then-current book value of such REO property from risk-based capital. The following table sets forth the Bank's REO at September 30, 1993, after valuation allowances of $101.5 million, by the fiscal year in which the property was acquired, either by foreclosure or deed-in-lieu of foreclosure.


            Fiscal Year                              (In thousands)
            -----------                              --------------
              1990 (1)                                  $151,007
              1991                                       123,286
              1992                                        21,460
              1993                                        18,564
                                                        --------
                                                         314,317
            In substance
              foreclosures (2)                            18,837
                                                        --------
                Total REO                               $333,154
                                                        ========
- -------------------------------------------------------------------------------

(1) Includes one property with a net book value of $37.9 million, which the Bank agreed in fiscal 1991 to treat as an equity investment for regulatory capital purposes.
(2) Represents properties in which the Bank has not acquired title.


      At September 30, 1993, the Bank had $52.4 million in supervisory goodwill, of which $36.3 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.75% of tangible assets beginning January 1, 1993, 0.375% beginning January 1, 1994 and 0% beginning January 1, 1995.

      The Bank's ability to maintain capital compliance will be subject to general economic conditions, particularly in the Bank's local markets. Continued softness in general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's reserves for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its ability to maintain capital compliance. The failure of the Bank to maintain capital compliance could result in further regulatory sanctions.

      PROMPT CORRECTIVE ACTION. Under the OTS prompt corrective action regulations which became effective on December 19, 1992, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At September 30, 1993, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.35%, 7.29% and 11.70%, respectively, which exceeded the ratios established for "well capitalized" institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of non-performing assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS's regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries and equity investments. See Business - Banking - Regulation - Regulatory Capital." Accordingly, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized."

RESULTS OF OPERATIONS

      The Real Estate Trust's ability to generate revenues from property ownership and development is significantly influenced by a number of factors, including national and local economic conditions, the level of mortgage interest rates, governmental actions (such as changes in real estate tax rates) and the type, location, size and stage of development of the Trust's properties. Most of the operating expenses and virtually all of the debt service payments associated with income-producing properties are not decreased by reductions in occupancy or rental income. Therefore, the ability of the Trust to produce net income in any year from its income-producing properties is highly dependent on the Real Estate Trust's ability to maintain or increase the properties' levels of rental income and hotel sales revenues. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions.

      The Bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. The deterioration of the real estate market and other adverse economic conditions in the Washington, D.C. metropolitan area in fiscal 1990 and 1991 caused the Bank to rely on alternative sources of income in addition to net interest spread, including sales of credit card accounts (or "relationships"), loans and mortgage-backed securities, and securitizations of credit card and home equity credit line receivables. During fiscal 1991, non-interest income from gains on sales of credit card relationships, loans and mortgage-backed securities had a significant effect on net income. The Bank's income from such sources decreased in fiscal 1992 and 1993 from the levels of such income in fiscal 1991. In addition to interest paid on its interest-bearing liabilities, the Bank's principal expenses are operating expenses.

FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

REAL ESTATE

      The following tables set forth, for the fiscal years ended September 30, 1993, 1992 and 1991, direct operating results for the Real Estate Trust's commercial properties portfolio, which includes shopping centers and office properties, and the Real Estate Trust's hotel properties.



                                               YEAR  ENDED  SEPTEMBER  30,
                                              -----------------------------
                                                1993      1992      1991
                                              --------- --------- ---------
                                                     (In  thousands)
SHOPPING  CENTERS
Revenue
     Base  rent                               $ 19,635  $ 21,284  $ 21,446
     Expense  recoveries                         4,488     4,857     5,259
     Percentage  rent                            2,231     2,608     2,762
     Other                                         725     1,157       386
                                              --------- --------- ---------
          Total  revenues                       27,079    29,906    29,853
                                              --------- --------- ---------

Direct  operating  expenses
     Real  estate  taxes                         1,977     2,053     2,384
     Repairs  and  maintenance                   1,186     1,152     1,304
     Utilities                                     929       951       976
     Payroll                                       891       924       925
     Insurance                                     304       347       397
     Ground  rent                                  429       467       452
     Other                                         769       818       856
                                              --------- --------- ---------
          Total  direct  operating  expenses     6,485     6,712     7,294
                                              --------- --------- ---------
Income  after  direct  operating  expenses    $ 20,594  $ 23,194  $ 22,559
                                              ========= ========= =========


OFFICE  PROPERTIES
Revenue
     Base  rent                               $ 16,975  $ 19,101  $ 20,823
     Expense  recoveries                         1,272     1,916     2,658
     Other                                         410       566       701
                                              --------- --------- ---------
          Total  revenues                       18,657    21,583    24,182
                                              --------- --------- ---------

Direct  operating  expenses
     Real  estate  taxes                         1,508     1,733     2,210
     Repairs  and  maintenance                   1,718     1,695     1,785
     Utilities                                   2,261     2,326     2,363
     Payroll                                       548       549       551
     Insurance                                     282       296       328
     Other                                         906     1,105     1,431
                                              --------- --------- ---------
          Total  direct  operating  expenses     7,223     7,704     8,668
                                              --------- --------- ---------
Income  after  direct  operating  expenses    $ 11,434  $ 13,879  $ 15,514
                                              ========= ========= =========

COMMERCIAL  PROPERTIES
(SHOPPING  CENTERS  AND  OFFICE  PROPERTIES)
Revenue
     Base  rent                               $ 36,610  $ 40,385  $ 42,269
     Expense  recoveries                         5,760     6,773     7,917
     Percentage  rent                            2,231     2,608     2,762
     Other                                       1,135     1,723     1,087
                                              --------- --------- ---------
          Total  revenues                       45,736    51,489    54,035
                                              --------- --------- ---------

Direct  operating  expenses
     Real  estate  taxes                         3,485     3,786     4,594
     Repairs  and  maintenance                   2,904     2,847     3,089
     Utilities                                   3,190     3,277     3,339
     Payroll                                     1,439     1,473     1,476
     Insurance                                     586       643       725
     Ground  rent                                  429       467       452
     Other                                       1,675     1,923     2,287
                                              --------- --------- ---------
          Total  direct  operating  expenses    13,708    14,416    15,962
                                              --------- --------- ---------
Income  after  direct  operating  expenses    $ 32,028  $ 37,073  $ 38,073
                                              ========= ========= =========


                                               YEAR  ENDED  SEPTEMBER  30,
                                              -----------------------------
                                                1993      1992      1991
                                              --------- --------- ---------
                                                     (In thousands)
HOTELS
Revenue
     Room  sales                              $ 30,517  $ 31,715  $ 31,105
     Food  sales                                 8,885     8,703     9,056
     Beverage  sales                             2,985     3,258     3,064
     Other                                       2,998     2,952     2,544
                                              --------- --------- ---------
          Total  revenues                       45,385    46,628    45,769
                                              --------- --------- ---------

Direct  operating  expenses
     Payroll                                    14,887    15,145    15,882
     Cost  of  sales                             4,729     4,862     4,826
     Utilities                                   3,027     2,957     2,892
     Repairs  and  maintenance                   2,426     2,447     2,685
     Advertising  and  promotion                 2,301     2,331     2,168
     Property  taxes                             1,194     1,084     1,382
     Insurance                                     543       544       700
     Other                                       4,390     4,593     4,564
                                              --------- --------- ---------
          Total  direct  operating  expenses    33,497    33,963    35,099
                                              --------- --------- ---------
Income  after  direct  operating  expenses    $ 11,888  $ 12,665  $ 10,670
                                              ========= ========= =========


      The Real Estate Trust recorded an operating loss of $44.5 million for the fiscal year ended September 30, 1993, which represented a $16.0 million increase from the $28.5 million operating loss recorded for fiscal 1992. Of the loss recorded by the Real Estate Trust in fiscal 1993, $15.5 million consisted of depreciation and amortization charges. The operating results for fiscal 1993 reflected a $13.1 million write-off of previously capitalized costs on development projects which management has determined have no continuing value to the Real Estate Trust.

      On August 26, 1993, the Real Estate Trust transferred its 22 shopping centers and one of its office properties to Saul Holdings Partnership and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership (the "Saul Centers Transaction"). See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." As a result of this transaction, the fiscal 1993 operating results of commercial properties, which included the transferred properties, are not entirely comparable to the prior year's results.

      Income after direct operating expenses from commercial properties, which include both shopping center and office properties, decreased $5.0 million (13.6%) in fiscal 1993 from the prior fiscal year. Income from shopping centers after direct operating expenses declined by $2.6 million (11.2%) from the fiscal 1992 level, while income from office buildings declined by $2.4 million (17.6%). The decline in shopping center income and, to a lesser extent, office property income was primarily attributable to the transfer of 22 shopping centers and one office property to Saul Holdings Partnership and a subsidiary limited partnership in the Saul Centers Transaction, which effectively limited fiscal 1993 operating results for the major part of the commercial property portfolio to approximately 11 months of operations. The performance of the office portfolio also was adversely affected by a reduction in the leasing rate, to 77% at September 30, 1993 from 81% at September 30, 1992. The lower leasing rate generally reflected the recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Trust's office buildings located in Atlanta.

      Income after direct operating expenses from hotel properties decreased $0.8 million (6.1%) in fiscal 1993 from the prior fiscal year. Room sales declined $1.2 million (3.8%), reflecting continued softness in some of the hotel markets and a significant decrease in occupancy rates at one of the nine properties. Direct operating expenses, which include a number of variable costs tied to occupancy, decreased $0.5 million (1.4%) in the current year.

      Interest expense declined $0.9 million (1.7%) in fiscal 1993 as a result of lower interest rates and lower average total indebtedness. Average balances of the Real Estate Trust's outstanding borrowings declined to $ 452.7 million in fiscal 1993 from $478.9 million in fiscal

1992, primarily as a result of the transfer in the Saul Centers Transaction of the mortgage debt associated with the properties transferred to Saul Holdings Partnership.

      Advisory, management and leasing fees-related parties increased $0.2 million (2.2%) in fiscal 1993 as the result of an increase, effective January 1, 1993, in the monthly advisory fee to $157,000 from $97,000. The effect of this increase was partially offset by a decrease of $0.4 million in management and leasing fees as a result of lower rental and sales income on which these fees are based.

      General and administrative expense decreased $2.1 million (49.9%) in fiscal 1993 from the level in the prior fiscal year. Such expense in fiscal 1992 reflected payment of a $1.3 million litigation judgment awarded against the Trust. Most of the balance of the decreased expenses in the current fiscal year was attributable to lower legal expense.

      The $13.1 million write-off of abandoned development costs, which were incurred primarily before fiscal 1990, represents the expensing of costs capitalized in previous years by the Real Estate Trust on projects for various types of income-producing properties located in Georgia, Virginia, Kansas and Florida. Because of changed economic circumstances in those locations, management has determined that it would not be in the best interests of the Real Estate Trust to continue development and that the costs expended to date have no continuing value to the Real Estate Trust.

BANKING

      OVERVIEW. The Bank recorded operating income of $63.8 million for the year ended September 30, 1993, compared to operating income of $43.4 million for fiscal 1992. The increase in operating income for the year ended September 30, 1993 was primarily attributable to a $26.5 million decrease in the provision for loan losses, a $7.0 million increase in loan and deposit servicing fees, an $8.9 million increase in gain on sales of securities and a $37.9 million decrease in loss on real estate held for investment or sale. The positive effect of these items was offset in part by a $7.0 million decrease in net interest income before provision for loan losses, an $8.2 million decrease in credit card fees, a $12.9 million decrease in gains on sales of credit card relationships, loans and mortgage-backed securities and a $29.5 million increase in operating expenses.

      NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $7.0 million (or 3.7%) for the year ended September 30, 1993, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Banking - Asset and Liability Management."

      The Bank would have recorded additional net interest income of $7.4 million for the year ended September 30, 1993 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms.

      The following table sets forth, for the periods indicated, information regarding the total amount of income from interest- earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

                                                    NET INTEREST MARGIN ANALYSIS
                                                       (Dollars in thousands)

                                                                                     Year Ended September 30,
                                                               1993                       1992                       1991
                                      September 30,  ------------------------- -------------------------- --------------------------
                                          1993       Average            Yield/  Average            Yield/  Average            Yield/
                                       Yield/Rate    Balances  Interest  Rate   Balances  Interest  Rate   Balances  Interest   Rate
- ------------------------------------- ------------- ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                  9.93%  $2,136,157 $240,443 11.26% $2,411,405 $307,740 12.76% $3,111,735 $391,176 12.57%
  Mortgage-backed securities (2)             5.95    1,508,948   95,085  6.30   1,115,975   83,504  7.48     680,382   62,429  9.18
  Federal Funds sold                            -       14,283      427  2.99      25,919    1,063  4.10      65,337    4,608  7.05
  Trading securities                            -         -          -     -           -        -     -      158,638   14,283  9.00
  Investment securities                      4.21      125,255    8,086  6.46      64,569    4,159  6.44     117,710    7,658  6.51
  Other interest-earning assets              3.27      168,432    4,773  2.83     163,453    6,567  4.02     112,737    7,418  6.58
                                                    ---------- --------        ---------- --------        ---------- --------
   Total                                     8.19    3,953,075  348,814  8.82   3,781,321  403,033 10.66   4,246,539  487,572 11.48
                                        ---------              -------- -----             -------- -----             -------- -----

 Non-interest earning assets:
  Cash                                                 104,195                    106,297                    123,295
  Real estate held for investment or sale              466,717                    564,325                    447,960
  Property and equipment, net                          141,690                    151,350                    159,338
  Cost in excess of net assets acquired, net            11,117                     14,161                     17,434
  Other assets                                         172,178                    172,888                    190,454
                                                    ----------                 ----------                 ----------
   Total assets                                     $4,848,972                 $4,790,342                 $5,185,020
                                                    ==========                 ==========                 ==========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                           2.89   $  750,816   18,569  2.47  $  714,736   22,523  3.15  $  681,785   35,169  5.16
   Savings deposits                          3.46      860,280   27,980  3.25     689,882   27,800  4.03     483,985   27,313  5.64
   Time deposits                             4.32      964,926   41,813  4.33   1,347,438   75,914  5.63   1,675,588  120,905  7.22
   Money market deposits                     3.28    1,242,175   39,430  3.17   1,332,776   55,384  4.16   1,571,634   97,323  6.19
                                                    ---------- --------        ---------- --------        ---------- --------
   Total deposits                            3.48    3,818,197  127,792  3.35   4,084,832  181,621  4.45   4,412,992  280,710  6.36
  Borrowings                                 5.81      755,111   39,726  5.26     484,377   33,140  6.84     545,722   45,001  8.25
                                                    ---------- --------        ---------- --------        ---------- --------
   Total liabilities                         3.83    4,573,308  167,518  3.66   4,569,209  214,761  4.70   4,958,714  325,711  6.57
                                        ---------              -------- -----             -------- -----             -------- -----
 Non interest-bearing items:
  Non-interest bearing deposits                         46,670                     38,489                     23,435
  Other liabilities                                     36,145                     46,534                     63,403
  Stockholders' equity                                 192,849                    136,110                    139,468
                                                    ----------                 ----------                 ----------
   Total liabilities and stockholders' equity       $4,848,972                 $4,790,342                 $5,185,020
                                                    ==========                 ==========                 ==========

Net interest income                                            $181,296                   $188,272                   $161,861
                                                               ========                   ========                   ========
Net interest spread (3)                                                  5.16%                      5.96%                      4.91%
                                                                        =====                      =====                      =====
Net yield on interest-earning assets (4)                                 4.59%                      4.98%                      3.81%
                                                                        =====                      =====                      =====
Interest-earning assets to interest-bearing liabilities                 86.44%                     82.76%                     85.64%
                                                                        =====                      =====                      =====
- ------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.  Includes $19, $2,315 and $5,673 of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1993, 1992 and 1991.

(2)  Includes mortgage-backed securities held for sale.

(3)  Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(4)  Equals net interest income divided by the average balances of total interest-earning assets.


      The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest- earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); changes in rate (change in rate multiplied by old volume); and changes in rate and volume.

                               VOLUME AND RATE CHANGES IN NET INTEREST INCOME
                                              (In thousands)

                                      Year Ended September 30, 1993          Year Ended September 30, 1992
                                               Compared to                            Compared to
                                      Year Ended September 30, 1992          Year Ended September 30, 1991
                                           Increase (Decrease)                    Increase (Decrease)
                                           Due to Change in (1)                   Due to Change in (1)
                                     --------------------------------       --------------------------------
                                                              Total                                  Total
                                       Volume     Rate        Change          Volume      Rate      Change
- ------------------------------------ ---------  ---------  ----------       ---------  ---------  ----------
Interest income:
      Loans (2)                      $(33,153)  $(34,144)  $ (67,297)       $(89,265)  $  5,829   $ (83,436)
      Mortgage-backed securities (3)   26,187    (14,606)     11,581          34,290    (13,215)     21,075
      Federal funds sold                 (397)      (239)       (636)         (2,093)    (1,452)     (3,545)
      Trading securities                   -          -           -          (14,283)        -      (14,283)
      Investment securities             3,914         13       3,927          (3,406)       (93)     (3,499)
      Other interest-earning assets       196     (1,990)     (1,794)          2,636     (3,487)       (851)
                                     ---------  ---------  ----------       ---------  ---------  ----------
          Total interest income        (3,253)   (50,966)    (54,219)        (72,121)   (12,418)    (84,539)
                                     ---------  ---------  ----------       ---------  ---------  ----------

Interest expense:
      Deposit accounts                (11,245)   (42,584)    (53,829)        (19,666)   (79,423)    (99,089)
      Borrowings                       15,490     (8,904)      6,586          (4,706)    (7,155)    (11,861)
                                     ---------  ---------  ----------       ---------  ---------  ----------
          Total interest expense        4,245    (51,488)    (47,243)        (24,372)   (86,578)   (110,950)
                                     ---------  ---------  ----------       ---------  ---------  ----------

Increase (decrease) in
      net interest income            $ (7,498)  $    522   $  (6,976)       $(47,749)  $ 74,160   $  26,411
                                     =========  =========  ==========       =========  =========  ==========
- ------------------------------------------------------------------------------------------------------------

(1)   The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rates.
(2)   Includes loans held for sale and/or securitization.
(3)   Includes mortgage-backed securities held for sale.

                                   - 113 -

      Interest income in fiscal 1993 decreased $54.2 million from the level in fiscal 1992 as a result of lower average yields on the loan portfolio and lower average balances of loans. The effect of the lower average yields on loans, which reflected a decline in market interest rates, and lower average loan balances was partially offset by higher average balances of certain interest-earning assets, principally mortgage-backed securities and, to a lesser extent, U.S. Government securities.


      The Bank's net interest spread declined to 5.16% from 5.96%, reflecting in part the effect of the Bank's actions to restructure its balance sheet as part of its capital enhancement program. See "Liquidity and Capital Resources - Banking - Capital." As described below, in order to reduce its overall risk-based capital requirement, the Bank invested the proceeds from the securitization and sale of home equity credit line and credit card receivables in lower-yielding securities. In view of its improved capital position, the Bank does not anticipate that it will be required in future periods to continue to pursue comparable asset reallocations that could adversely affect its net interest spread.


      Interest income on loans, the largest category of the Bank's interest-earning assets, declined by $67.3 million (or 21.9%) due to lower average balances and decreased yields. The Bank's loan securitization and sale activity was the single largest factor in reducing loan balances. The securitization and sale of $194.2 million and $146.2 million of home equity credit line receivables in the first and fourth quarters of fiscal 1993, respectively, were reflected in a decrease of $27.5 million (or 15.0%) in average balances of this loan type. A decrease of $259.5 million in average credit card loan balances resulting from the securitization and sale of $200.0 million of credit card receivables in the fourth quarter of fiscal 1993 and $150.0 million and $280.0 million of credit card receivables in the March 1993 and 1992 quarters, respectively, contributed to a $51.9 million decrease in interest income from this category of loans. Average loan balances in the construction and ground loan categories decreased $49.6 million (or 42.5%) from the level in fiscal 1992 primarily as a result of loan principal repayments and the acquisition of the underlying collateral through foreclosure or categorization of the loans as in-substance foreclosed. Average loan balances of residential permanent loans increased $10.1 million as a result of the Bank's increased origination of single-family residential loans during fiscal 1993.

      A decrease of 150 basis points in the average yield on the loan portfolio for the year ended September 30, 1993 resulted primarily from a decrease to 7.33% from 8.62% in the average yield on residential permanent loans and a decrease to 7.05% from 8.51% in the average yield on home equity credit line loans. The Bank's residential permanent loans and home equity credit line loans generally bear interest at variable rates that adjust based on specified market interest rates, which declined from levels prevailing in fiscal 1992. See "Business - Banking - Lending Activities - Single-Family Residential Real Estate Lending."

      Interest income on mortgage-backed securities increased $11.6 million primarily as a result of higher average balances of these assets. Average balances increased $393.0 million (or 35.2%) from the level in fiscal 1992 primarily as a result of increased purchases of mortgage-backed securities during the year. Mortgage-backed security balances increased primarily as result of management's desire to reduce its overall risk-based capital requirement. Management accomplished this objective by reinvesting proceeds from the securitization and sale of home equity credit line and credit card receivables securitizations, and to a lesser extent, early curtailments on its residential loans into government and mortgage-backed securities. The effects of the higher average balances were offset in part by lower average yields on these securities resulting from lower market interest rates.

      Interest income on securities increased $3.9 million as a result of higher average balances of U.S. Government securities. As discussed above, the Bank's higher balances in U.S. Government securities was a result of management's desire to reduce risk- based capital requirements. Other interest income decreased $2.4 million during the year ended September 30, 1993 primarily because of lower average yields of interest bearing deposits, which declined to 2.2% from 3.8% (or 41.6%), and lower average yields and balances of federal funds sold, which declined to 3.0% from 4.1% and to $14.3 million from $25.9 million (or 44.9%), respectively. The Bank's decrease in federal funds sold, resulted primarily from the immediate reinvestment of various securitization proceeds into agency mortgage-backed securities rather than into federal funds.

      Interest expense decreased $47.2 million (or 22.0%) for the year ended September 30, 1993 because of a decline of $53.8 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily as a result of a decrease in average rates (to 3.35% from 4.45%), which reflected a decline in market interest rates, and secondarily to a decline of $266.6 million in average deposit balances. The decline in average deposit balances, which began in fiscal 1992, has been primarily attributable to two factors. First, thrifts and banks generally experienced a net outflow of deposits in 1992 and 1993 as a result of low market interest rates and the relative strength and attractiveness of bonds and equity securities as alternate investments. Second, the Bank pursued a more conservative strategy in fiscal 1992 than certain of its competitors in setting interest rates on deposits, particularly on more costly certificates of deposit and money market deposits. Interest on borrowings increased by $6.6 million, primarily because of higher average balances of short-term borrowings which replaced decreased deposit balances. The higher average balances of such borrowings were offset in part by lower average interest rates.

      PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased to $62.5 million in the year ended September 30, 1993 from $89.1 million in the prior fiscal year. The decrease was primarily attributable to a decrease of $23.7 million in the provision for losses on credit card loans. The securitization and sale of $200.0 million of credit card receivables in the fourth quarter of fiscal 1993 and of $150.0 million and $280.0 million of credit card receivables in the March 1993 and 1992 quarters, respectively, reduced the amount of such receivables against which the Bank maintains the reserve. See "Financial Condition - Banking - Asset Quality - Reserves for Losses."

      OTHER INCOME. The increase in other (non-interest) income to $130.8 million for the year ended September 30, 1993 from $100.4 million for fiscal 1992 was primarily attributable to an increase in loan and deposit servicing fees, an increase in the gain on sales of securities and a decrease in the loss on real estate held for investment or sale. These items were partially offset by decreases in credit card fees and in gain on sales of credit card relationships, loans and mortgage-backed securities.

      Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $8.2 million for the year ended September 30, 1993 from the level in fiscal 1992. The decrease was attributable to a decrease in interchange fees, a decrease in late charges collected and a decrease in annual membership fees as a result of a lower number of accounts due primarily to credit card securitization activity.

      Loan servicing fees increased $6.2 million for the year ended September 30, 1993. Higher levels of securitized receivables serviced by the Bank contributed to an increase of $6.9 million in credit card servicing fees, and higher levels of purchased mortgage servicing rights contributed to an increase of $2.6 million in residential single-family mortgage servicing fees. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, servicing fee income levels increase. The level of servicing fee income declines upon repayment of assets previously securitized and sold and upon prepayment of mortgage loans serviced for others. The amortization of the excess servicing asset related to home equity credit line securitizations increased $3.8 million, primarily due to an increase in the average prepayment rate of the underlying receivables, which reflected continued high levels of loan prepayment activity.

      The gain on sales of securities increased to $8.9 million as a result of the Bank's sale in June 1993 of its portfolio of five-year U.S. Government securities with a book value of $172.9 million. The Bank sold these securities primarily to permit increased mortgage loan origination activity which would otherwise have been limited under the asset growth limitations imposed on the Bank by the OTS. See "Financial Condition - Banking - Capital - Regulatory Action and Requirements."

      The $37.9 million decrease in the loss on real estate held for investment or sale was primarily attributable to a decrease in the provision for losses on these assets of $30.2 million. See "Financial Condition - Banking - Asset Quality - Reserves for Losses."

      Gain on sales of credit card relationships, loans and mortgage-backed securities in fiscal 1993 decreased $12.9 million from fiscal 1992 levels, primarily because of a decrease in the amount of mortgage-backed securities sold. In the June 1992 quarter, the Bank sold $438.4 million of long-term fixed-rate mortgage-backed securities, which resulted in a gain of $21.0 million, in order to mitigate the effects on the Bank's capital levels of an increase in the Bank's reserves for losses on real estate and real estate-related charge-offs taken in the same quarter. The decrease in the gain on sales of credit card relationships, loans and mortgage-backed securities was partially offset by a $4.8 million gain recognized on the sale of the Bank's portfolio of seven-year balloon fixed-rate mortgage-backed securities, totaling $127.8 million, in the March 1993 quarter. These securities were sold primarily to provide the Bank with flexibility under existing regulatory growth limits and to reduce the Bank's exposure to possible future increases in long-term interest rates. In addition, the Bank recognized aggregate gains of $16.8 million on its securitization and sale of home equity credit line receivables in fiscal 1993 compared to gains of $15.1 million in fiscal 1992. See "Financial Condition - Banking - Capital - Regulatory Action and Requirements."

      OPERATING EXPENSES. Operating expenses for the year ended September 30, 1993 increased $29.5 million (18.9%) from the level in fiscal 1992. This increase was primarily attributable to increases in salaries and employee benefits, loan expenses and advertising expenses. Salaries and employee benefits increased $7.0 million, of which $5.5 million resulted from staffing increases, primarily in the asset workout, loan origination support and telemarketing areas. The remaining increase was attributable to the increase in the level of the Bank's contributions to its employee profit sharing plan. The $8.5 million increase in advertising expenses was primarily attributable to increased direct mail solicitation by the Bank of its credit card products and services in connection with the resumption of active national solicitation of new credit card accounts. See "Business - Banking - Lending - Credit Card Lending." The $14.2 million increase in loan expenses was due primarily to a $10.5 million increase in the amortization of purchased mortgage servicing rights, which resulted from the amortization of the purchase price of approximately $1.2 billion principal amount of residential single-family mortgage servicing rights acquired by the Bank during fiscal 1993 and the increased prepayments of the underlying loans. See "Business - Banking - Lending - Loan Servicing."


      Management believes that there exist additional opportunities to enhance the Bank's longer-term profitability. In order to take advantage of such opportunities, the Bank will be required to incur increased expenditures for salaries and employee benefits, loan expenses and advertising expenses, which will contribute to higher operating expenses in future periods.


FISCAL YEAR 1992 COMPARED TO FISCAL YEAR 1991

REAL ESTATE

      The Real Estate Trust recorded an operating loss of $28.5 million for the fiscal year ended September 30, 1992, which represented an $8.5 million increase from the $20.0 million operating loss recorded for fiscal 1991. The operating results for fiscal 1991 included a $20.3 million gain on the sale of a shopping center, while fiscal 1992 results reflected a $0.5 million loss on property sales. Excluding the effect of property sales in the two years, the Real Estate Trust's operating loss declined to $28.0 million in fiscal 1992 from $40.3 million in fiscal 1991. This decreased operating loss was principally attributable to lower interest expense as a result of declining market interest rates and lower average indebtedness, a reduction in advisory fee payments and a decrease in general and administrative costs. Of the loss recorded in fiscal 1992, $15.1 million consisted of depreciation and amortization charges.

      Income after direct operating expenses from commercial properties, which include both shopping center and office properties, decreased $1.0 million (2.6%) in fiscal 1992 from the prior fiscal year. The decrease was attributable to a decline of $1.6 million (or 10.5%) in income from the office portfolio. Base rent and expense recoveries, which declined 8.3% and 27.9%, respectively, from the previous year, were adversely affected in fiscal 1992 by a reduction in the leasing rate for the office portfolio. The level of leased office space decreased to 81% at September 30, 1992 from 89% at September 30, 1991. The lower leasing rate reflected the general recessionary economic conditions in the markets in which these properties are located. Notwithstanding a slight reduction in the leasing rate for shopping centers (to 95% from 96%) during the same period, income from shopping centers increased $0.6 million (or 2.8%) in fiscal 1992. An increase in lease termination payments in fiscal 1992 more than offset slight declines in base rent, expense recoveries and percentage rent.

      Income after direct operating expenses from hotel properties increased $2.0 million (18.7%) in fiscal 1992 from the prior fiscal year. Approximately $0.9 million of the increase was attributable to a 1.9% increase in income, which resulted primarily from higher room sales, while $1.1 million of the increase reflected a 3.2% reduction in operating costs, which consisted principally of lower employment costs, property taxes and maintenance costs.

      Lower interest rates and lower average total indebtedness contributed to a decrease of $6.1 million (10.6%) in interest expense. Average balances of the Real Estate Trust's outstanding borrowings declined to $478.9 million in fiscal 1992 from $492.9 million in fiscal 1991, primarily as the result of scheduled amortization. A decrease in market interest rates, on which adjustments to the interest rates of the Real Estate Trust's mortgage notes are based, was reflected in a decline in the average interest rate paid on borrowings to 11.1% in fiscal 1992 from 11.9% in fiscal 1991.

      Advisory, management and leasing fees-related parties decreased $1.9 million (21.5%) in fiscal 1992, primarily as the result of a reduction in the monthly advisory fee, effective April 1, 1991, to $97,000 from $318,000.

      General and administrative expense decreased $847,000 (16.7%) in fiscal 1992 from the level in the prior year. Fiscal 1991 general and administrative expense reflected the inclusion of a $2.1 million write-off of costs associated with an abandoned securities offering. Legal expenses increased in fiscal 1992 by $1.3 million as a result of the payment of a litigation judgment awarded against the Trust.

BANKING

      OVERVIEW. The Bank recorded operating income of $43.4 million for the year ended September 30, 1992, compared to an operating loss of $6.1 million for fiscal 1991. The increase in operating income for the year ended September 30, 1992 was primarily due to an increase in the Bank's net interest spread (from 4.91% to 5.96%), which generated higher profits in the Bank's core businesses of mortgage banking, home equity credit line lending and credit card lending, reductions in operating expenses and a decrease in the provision for loan losses. The increase in net interest income after provision for loan losses during the current period was offset by a significant decrease in other income resulting primarily from reduced gains on sales of credit card relationships, loans and mortgage-backed securities.

      NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $26.4 million (or 16.3%) for the year ended September 30, 1992, reflecting an increase of 105 basis points in the Bank's net interest spread. Because market interest rates generally declined in fiscal 1992, the Bank's interest sensitivity gap contributed to the higher net interest spread, as the average rate on interest-bearing liabilities (primarily deposits) decreased at a rate greater than the decrease in the average yield on interest-earning assets. See "Financial Condition - Banking - Asset and Liability Management."

      The Bank would have recorded additional net interest income of $11.3 million for the year ended September 30, 1992 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms.

      During fiscal years 1990 and 1991, the Bank's non-interest income had a significant effect on net income, because the Bank pursued a strategy of generally selling all of its long-term fixed-rate mortgage production and securitizing and selling credit card and home equity credit line receivables, in part in furtherance of its asset-liability management strategy. See "Financial Condition - Banking - Asset and Liability Management." Sales of such assets by the Bank reduce the Bank's level of interest-earning assets, which could contribute to lower interest income in the future. Such sales also may contribute to an increase in other income, as a result of increased servicing fees earned by the Bank on portfolios of home equity credit line and credit card receivables securitized and sold by the Bank.

      Interest income decreased $84.5 million in fiscal 1992 from the level in fiscal 1991. Lower average balances of loans and, to a lesser extent, reduced yields on mortgage-backed securities resulting from lower market interest rates contributed to the decrease.

      Interest income on loans, the largest category of interest-earning assets, declined by $83.4 million due primarily to lower average balances. The Bank's loan securitization and sale activity was the single largest factor in reducing loan balances, although interest income on commercial permanent, construction and ground loans decreased $13.2 million due to the increase in the level of the Bank's real estate acquired in settlement of loans. Interest income on residential permanent loans decreased $21.1 million due in part to lower loan balances in that category resulting from the exchange of $616.4 million of single-family mortgages for private label, AA-rated mortgage-backed securities in the March 1992 quarter. Interest income on home equity credit line loans decreased $22.1 million due primarily to decreases in average balances of $159.4 million resulting from the securitization and sale of $600.1 million and $253.6 million of these types of loans in the first quarter of fiscal 1991 and the first quarter of 1992, respectively. Interest income on other consumer loans decreased $16.5 million primarily because average balances on these loans decreased $143.4 million as the result of the securitization and sale of $113.9 million of automobile loan receivables in the fourth quarter of fiscal 1991. Interest income on credit card loans decreased $7.9 million primarily due to reduced average balances resulting from the securitization and sale of $280.0 million of credit card receivables in March 1992.

      A yield increase of 19 basis points on the loan portfolio for the year ended September 30, 1992 resulted primarily from an increase in the yield on credit card loans, from 17.80% to 18.24%. Partially offsetting this increase was a decrease in the yield on residential permanent loans of 77 basis points, from 9.39% to 8.62%. The Bank's residential permanent loans generally bear interest at variable rates that adjust based on specified market interest rates, which declined from levels prevailing in fiscal 1991.

      Interest income on mortgage-backed securities increased $21.1 million primarily as the result of higher average balances due to the $616.4 million exchange in the March 1992 quarter. The increase was partially offset by lower average yields on these securities resulting from lower market interest rates.

      Interest income on trading securities declined $14.3 million, as the Bank did not hold trading securities during fiscal 1992.

      Interest income on investment securities decreased $3.5 million as the result of lower average balances of U.S. Government securities.

      Other interest income decreased $4.4 million from fiscal 1991 primarily due to a decline in income on federal funds sold. Interest income on federal funds sold decreased $3.5 million as average balances decreased $39.4 million and the average yield declined by 295 basis points.

      Interest expense decreased $111.0 million (or 34.1%) for the year ended September 30, 1992 primarily because of a decline of $99.1 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily due to a decrease in average rates (from 6.36% to 4.45%), which reflected a decline in market interest rates, and secondarily to a decline of $328.2 million in average deposit balances. Interest on borrowings decreased $11.9 million because of lower average interest rates and, to a lesser extent, lower average balances.

      PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $58.1 million in fiscal 1992 from the provision in fiscal 1991. The provision for credit card and other consumer loans decreased $35.7 million, primarily because the March 1992 securitization and sale of $280.0 million of credit card receivables reduced the amount of receivables against which the Bank maintains the reserve. The provision for losses on real estate loans decreased by $22.4 million, as corresponding balances on real estate construction and ground loans decreased by $41.6 million.

      OTHER INCOME. The significant decrease in other income (to $100.4 million for the year ended September 30, 1992 from $161.1 million for the year ended September 30, 1991) was primarily attributable to (i) a decline in loan servicing fee income, (ii) a decline in credit card fees, (iii) an increase in the loss on real estate held for investment and (iv) a decrease in gains on sales of credit card relationships, loans and mortgage-backed securities.

      Loan servicing fees decreased $7.7 million (or 16.2%) in fiscal 1992 compared to fiscal 1991. The decline was partially attributable to a net decrease of $3.4 million in home equity credit line and automobile loan servicing fees. A decrease of $10.8 million related to changes in the method of amortizing gains previously recognized on the securitization and sale of home equity credit line and automobile loan receivables, and a decrease of $6.6 million in credit card servicing fees, which was related to temporary subservicing agreements on credit card relationships previously sold, was partially offset by an increase of $7.4 million in fees earned by the Bank in servicing portfolios of home equity credit line receivables securitized in December 1990 and December 1991. In addition, credit card servicing fees increased by $3.6 million due to the securitization and sale of $280.0 million of credit card receivables in March 1992. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income increases. Servicing fee income declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others.

      Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $7.2 million (or 17.3%) for the year ended September 30, 1992, compared to fiscal 1991. The decline was primarily attributable to lower volumes of cardholder purchases on which the Bank receives fees.

      The increase of $3.2 million in the loss on real estate held for investment in fiscal 1992 resulted primarily from an increase in the provision for losses on real estate of $12.6 million. The increased provision was partially offset by a $9.4 million increase in operating income and gains on sales attributable to the Bank's real estate held for investment or sale.

      The gain on sales of credit card relationships, loans and mortgage-backed securities decreased $24.9 million from the gain recorded for fiscal 1991. During the year ended September 30, 1992, the Bank sold long-term fixed-rate mortgage-backed securities with a book value of $817.5 million, of which $387.7 million constituted sales of mortgage-backed securities from the Bank's mortgage banking operations, and recognized net gains of $16.7 million, securitized and sold $253.6 million of home equity credit line receivables and recognized a gain of $15.1 million, and sold credit card relationships with related receivables balances of $14.9 million and recognized a gain of $1.4 million. During fiscal 1991, mortgage-backed securities with a book value of $815.9 million were sold, of which $189.2 million constituted mortgage-backed securities from the Bank's mortgage banking operations, $600.1 million of home equity credit line receivables were securitized and sold and $273.4 million of credit card receivables were sold, resulting in gains of $20.0 million, $25.8 million and $20.7 million, respectively. See "Business - Banking - Lending Activities - Sales of Mortgage-Backed Securities."

      The $3.8 million gain on sales of mortgage servicing rights during the year ended September 30, 1992 resulted from the sale of $255.7 million of such rights. The $9.1 million gain in fiscal 1991 resulted from the sale of $1.0 billion of mortgage servicing rights. The Bank will continue to sell mortgage servicing rights related to mortgage loans which are originated for sale to third parties.

      OPERATING EXPENSES. Operating expenses decreased $25.8 million (or 14.2%) in fiscal 1992 from the level in the previous year. The decrease reflects the effects of the Bank's program to reduce operating expenses, which was initiated in the latter half of fiscal 1990 and was reflected in the Bank's capital plan. The principal components of the overall decline were a decrease of $15.6 million in salaries and employee benefits (primarily as a result of reduced staffing levels), a decrease of $5.1 million in computer expenses and a decrease of $2.2 million in advertising expenses. The lower computer and advertising expenses were achieved primarily by the curtailment of the Bank's credit card account solicitation activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

                                                                    Page
                                                                    ----
     (a)  Independent Auditor's Report                              F-2

     (b)  Consolidated Balance Sheets - September 30,
           1993 and 1992                                            F-3

     (c)  Consolidated Statements of Operations -
          Years ended September 30, 1993, 1992 and 1991             F-4

     (d)  Consolidated Statements of Shareholders'
          Equity - Years ended September 30, 1993,
          1992, and 1991                                            F-6

     (e)  Consolidated Statements of Cash Flows -
          Years ended September 30, 1993, 1992 and 1991             F-7

     (f)  Summary of Significant Accounting Policies                F-9

     (g)  Notes to Consolidated Financial Statements                F-16

      The selected quarterly financial data included in Note 35 of Notes to the Consolidated Financial Statements referred to above are incorporated herein by reference.

                          INDEPENDENT AUDITOR'S REPORT


To the Trustees and Shareholders of
B. F. Saul Real Estate Investment Trust


We have audited the accompanying consolidated balance sheets of B. F. Saul Real Estate Investment Trust as of September 30, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B. F. Saul Real Estate Investment Trust as of September 30, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1993, in conformity with generally accepted accounting principles.

As explained in Summary of Significant Accounting Policies - the Bank, effective December 31, 1992, the Bank changed its method of accounting for foreclosed assets.




STOY, MALONE & COMPANY, P.C.


Bethesda, Maryland
November 4, 1993

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------

                                                                                                       September 30
                                                                                                ---------------------------
(DOLLARS IN THOUSANDS)                                                                              1993          1992
- ----------------------------------------------------------------------------------------------- ------------- -------------
ASSETS
REAL ESTATE
Income-producing properties
    Commercial                                                                                      $109,513      $231,315
    Hotel                                                                                            111,484       111,662
    Other                                                                                              3,985         7,189
                                                                                                ------------- -------------
                                                                                                     224,982       350,166
    Accumulated depreciation                                                                         (62,626)      (95,466)
                                                                                                ------------- -------------
                                                                                                     162,356       254,700
Land parcels                                                                                          38,411        50,981
Cash and cash equivalents                                                                              2,710           628
Other assets                                                                                          17,079        28,069
                                                                                                ------------- -------------
       Total real estate assets                                                                      220,556       334,378
                                                                                                ------------- -------------
BANKING
Cash and due from banks                                                                              178,508       115,975
Interest-bearing deposits                                                                              4,691         4,566
Investment securities (market value $4,822 and $180,845, respectively)                                 4,789       173,390
Loans held for sale                                                                                  176,027       175,698
Loans held for securitization and sale                                                               300,000       350,000
Mortgage-backed securities (market value $1,528,060 and $1,640,819, respectively)                  1,501,192     1,599,653
Loans receivable (net of reserve for losses of $68,040 and $78,818, respectively)                  1,861,753     1,636,359
Federal Home Loan Bank stock                                                                          31,150        29,385
Real estate held for investment or sale (net of reserve for losses of $111,644 and $109,044,
 respectively)                                                                                       388,459       521,927
Property and equipment, net                                                                          135,800       145,726
Cost in excess of net assets acquired, net                                                             9,383        12,244
Excess servicing assets, net                                                                          27,573        29,549
Purchased mortgage servicing rights, net                                                              20,472        13,007
Other assets                                                                                         232,974       191,277
                                                                                                ------------- -------------
       Total Banking assets                                                                        4,872,771     4,998,756
                                                                                                ------------- -------------
TOTAL ASSETS                                                                                      $5,093,327    $5,333,134
                                                                                                ============= =============
LIABILITIES
REAL ESTATE
Mortgage notes payable                                                                              $264,776      $429,968
Notes payable - unsecured due 1992-2003                                                               38,661        50,417
Deferred gains - real estate                                                                         109,027         4,687
Other liabilities and accrued expenses                                                                37,689        37,688
                                                                                                ------------- -------------
       Total real estate liabilities                                                                 450,153       522,760
                                                                                                ------------- -------------
BANKING
Deposit accounts                                                                                   3,870,023     3,915,958
Securities sold under repurchase agreements and other short-term borrowings                           88,266       450,321
Bonds payable                                                                                         24,605        25,130
Notes payable                                                                                          7,925         8,640
Federal Home Loan Bank advances                                                                      412,000       275,000
Custodial accounts                                                                                    25,925        14,518
Amounts due to banks                                                                                  26,723        22,950
Other liabilities and accrued expenses                                                                40,034        34,172
Capital notes -- subordinated                                                                        138,500       138,500
                                                                                                ------------- -------------
       Total banking liabilities                                                                  4,634,001     4,885,189
                                                                                                ------------- -------------
Commitments and contingencies (Notes 1, 3, 4, 7, 17, 19, 25, 26, 28, 30, and 32)
Minority interest held by affiliates                                                                  34,495        27,912
Minority interest -- other                                                                            74,307             0
                                                                                                ------------- -------------
TOTAL LIABILITIES                                                                                  5,192,956     5,435,861
                                                                                                ------------- -------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
 authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                      516           516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598
 shares issued                                                                                         6,642         6,642
Paid-in surplus                                                                                       92,943        92,943
Deficit                                                                                             (157,882)     (160,980)
                                                                                                ------------- -------------
                                                                                                     (57,781)      (60,879)
Less cost of 1,814,688 common shares of beneficial interest in treasury                              (41,848)      (41,848)
                                                                                                ------------- -------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                                 (99,629)     (102,727)
                                                                                                ------------- -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                              $5,093,327    $5,333,134
                                                                                                ============= =============
- ---------------------------------------------------------------------------------------------------------------------------

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST


- ---------------------------------------------------------------------------------------------------------------------------
                                                                                       FOR THE YEAR ENDED SEPTEMBER 30
                                                                                  -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1993          1992          1991
- --------------------------------------------------------------------------------- ------------- ------------- -------------
REAL ESTATE
Income
Commercial properties                                                                  $45,736       $51,489       $54,035
Hotels                                                                                  45,385        46,628        45,769
Other                                                                                    2,124         2,062         2,209
                                                                                  ------------- ------------- -------------
Total income                                                                            93,245       100,179       102,013
                                                                                  ------------- ------------- -------------
Expenses
Direct operating expenses:
    Commercial properties                                                               13,708        14,416        15,962
    Hotels                                                                              33,497        33,963        35,099
    Land parcels and other                                                               1,623         1,814         2,036
Interest expense                                                                        50,470        51,326        57,419
Interest capitalized                                                                         0             0           (37)
Amortization of debt expense                                                             3,029         1,698         2,729
Depreciation                                                                            12,457        13,400        14,827
Advisory, management and leasing fees - related parties                                  7,249         7,093         9,036
General and administrative                                                               2,119         4,226         5,073
Abandoned development costs                                                             13,104             0             0
                                                                                  ------------- ------------- -------------
Total expenses                                                                         137,256       127,936       142,144
                                                                                  ------------- ------------- -------------
Equity in losses of partnership investments                                               (668)         (208)         (212)
                                                                                  ------------- ------------- -------------
Gain (loss) on sales of property                                                           184          (546)       20,308
                                                                                  ------------- ------------- -------------
REAL ESTATE OPERATING LOSS                                                            $(44,495)     $(28,511)     $(20,035)
                                                                                  ------------- ------------- -------------
BANKING
Interest income
Loans                                                                                 $240,443      $307,740      $391,176
Mortgage-backed securities                                                              95,085        83,504        62,429
Trading securities                                                                           0             0        14,283
Investment securities                                                                    8,086         4,159         7,658
Other                                                                                    5,200         7,630        12,026
                                                                                  ------------- ------------- -------------
Total interest income                                                                  348,814       403,033       487,572
                                                                                  ------------- ------------- -------------
Interest expense
Deposit accounts                                                                       127,792       181,621       280,710
Short-term borrowings                                                                   13,333        12,169        24,135
Long-term borrowings                                                                    26,393        20,971        20,866
                                                                                  ------------- ------------- -------------
Total interest expense                                                                 167,518       214,761       325,711
                                                                                  ------------- ------------- -------------
Net interest income                                                                    181,296       188,272       161,861
Provision for loan losses                                                              (62,513)      (89,062)     (147,141)
                                                                                  ------------- ------------- -------------
Net interest income after provision for loan losses                                    118,783        99,210        14,720
                                                                                  ------------- ------------- -------------
Other income
Credit card fees                                                                        26,405        34,611        41,856
Loan servicing fees                                                                     46,083        39,924        47,632
Deposit service fees                                                                    18,575        17,756        15,953
Gain on sales of securities, net                                                         8,895             0        12,810
Loss on real estate held for investment or sale, net                                   (12,722)      (50,649)      (47,495)
Gain on sales of credit card relationships, loans and mortgage-backed
 securities, net                                                                        31,375        44,259        69,117
Gain on sales of mortgage servicing rights, net                                          4,828         3,750         9,137
Other                                                                                    7,314        10,766        12,133
                                                                                  ------------- ------------- -------------
Total other income                                                                     130,753       100,417       161,143
                                                                                  ------------- ------------- -------------

Continued on following page
                                       F-4

B. F. SAUL REAL ESTATE INVESTMENT TRUST


- ---------------------------------------------------------------------------------------------------------------------------
                                                                                       For the Year Ended September 30
                                                                                  -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1993          1992          1991
- --------------------------------------------------------------------------------- ------------- ------------- -------------


Operating expenses
Salaries and employee benefits                                                       $  69,739     $  62,725   $    78,344
Loan expenses                                                                           22,001         7,799         9,394
Property and equipment                                                                  24,039        24,481        24,653
Advertising expenses                                                                    13,157         4,632         6,831
Computer expenses                                                                       22,249        22,801        27,940
Deposit insurance premiums                                                              11,273         9,736         9,941
Amortization of cost in excess of net assets acquired                                    2,863         3,143         3,279
Other                                                                                   20,366        20,901        21,593
                                                                                  ------------- ------------- -------------
Total operating expenses                                                               185,687       156,218       181,975
                                                                                  ------------- ------------- -------------
BANKING OPERATING INCOME (LOSS)                                                      $  63,849     $  43,409   $   (6,112)
                                                                                  ------------- ------------- -------------
TOTAL COMPANY
Operating income (loss) before income taxes, extraordinary items
    and minority interest                                                            $  19,354     $  14,898   $   (26,147)
Provision for income taxes                                                              11,703         7,385         3,225
                                                                                  ------------- ------------- -------------
Income (loss) before extraordinary items and minority interest                           7,651         7,513       (29,372)
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                              7,738         3,817             0
    Loss on early extinguishment of debt                                                     0          (132)            0
                                                                                  ------------- ------------- -------------
Income (loss) before minority interest                                                  15,389        11,198       (29,372)
Minority interest held by affiliates                                                    (6,582)       (5,261)        2,113
Minority interest -- other                                                              (4,334)            0             0
                                                                                  ------------- ------------- -------------
TOTAL COMPANY NET INCOME (LOSS)                                                      $   4,473     $   5,937   $   (27,259)
                                                                                  ============= ============= =============

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                   $    (947)    $     517   $   (32,679)
NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before extraordinary items and minority interest                           $0.46         $0.43   $     (7.21)
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                               1.60          0.79          0.00
    Loss on early extinguishment of debt                                                  0.00         (0.03)         0.00
                                                                                  ------------- ------------- -------------
Income (loss) before minority interest                                                    2.06          1.19         (7.21)
Minority interest held by affiliates                                                     (1.36)        (1.08)         0.44
Minority interest - other                                                                (0.90)         0.00          0.00
                                                                                  ------------- ------------- -------------
NET INCOME (LOSS) PER COMMON SHARE                                                   $   (0.20)     $   0.11   $     (6.77)
                                                                                  ============= ============= =============
- ---------------------------------------------------------------------------------------------------------------------------

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
B. F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------
- -------------------------------------------




                                                                                       For the Year Ended September 30
                                                                                  -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      1993          1992          1991
- --------------------------------------------------------------------------------- ------------- ------------- -------------
PREFERRED SHARES OF BENEFICIAL INTEREST (Note 34)
Beginning and end of year (516,000 shares)                                                $516          $516          $516
                                                                                  ------------- ------------- -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                             6,642         6,642         6,642
                                                                                  ------------- ------------- -------------

PAID-IN SURPLUS (Note 34)
Beginning and end of year                                                               92,943        92,943        92,943
                                                                                  ------------- ------------- -------------

DEFICIT (Note 34)
Beginning of year                                                                     (160,980)     (166,917)     (138,458)

Net income (loss)                                                                        4,473         5,937       (27,259)

Dividend distributions:
        Real Estate Trust:
          Redeemable preferred (per share: 1993 - $550.00)                              (1,375)            0             0z
          Preferred (per share: 1991 - $2.32)                                                0             0        (1,200)
                                                                                  ------------- ------------- -------------
End of year                                                                           (157,882)     (160,980)     (166,917)
                                                                                  ------------- ------------- -------------

TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                           (41,848)      (41,848)      (41,848)
                                                                                  ------------- ------------- -------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                  $(99,629)    $(102,727)    $(108,664)
                                                                                  ============= ============= =============
- ---------------------------------------------------------------------------------------------------------------------------

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------
- -------------------------------------------



                                                                                       For the Year Ended September 30
                                                                                  -----------------------------------------
(IN THOUSANDS)                                                                        1993          1992          1991
- --------------------------------------------------------------------------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
REAL ESTATE
Net loss                                                                              $(21,857)     $(15,108)     $(18,809)
Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                  12,457        13,400        14,827
          Abandoned development costs                                                   13,104             0             0
          (Gain) loss on sales of property                                                (184)          546       (20,308)
          Decrease (increase) in accounts receivable and accrued income                     98         2,906        (1,380)
          Increase in accounts payable and accrued expenses                              7,047        11,594         5,700
          Increase in tax sharing receivable                                           (22,984)      (13,567)       (1,284)
          Other                                                                          9,170          (655)        4,880
                                                                                  ------------- ------------- -------------
                                                                                        (3,149)         (884)      (16,374)
                                                                                  ------------- ------------- -------------
BANKING
Net income (loss)                                                                       26,330        21,045        (8,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Accretion of premiums, discounts and deferred loan fees                       (7,896)      (17,775)      (25,218)
          Depreciation and amortization                                                 16,191        15,773        14,672
          Amortization of cost in excess of net assets acquired, purchased mortgage
              servicing rights and excess servicing assets                              36,410        24,663        15,175
          Provision for loan losses                                                     62,513        89,062       147,141
          Purchases of trading securities                                                    0             0      (147,605)
          Net fundings of loans held for sale and/or securitization                   (903,941)     (768,149)     (258,383)
          Proceeds from sales of trading securities                                          0             0       441,044
          Proceeds from sales of loans and securities held for sale and/or
           securitization                                                            1,946,826     1,708,234     1,383,972
          Equity (earnings) loss from investments in limited partnerships               (1,694)         (391)          598
          (Gain) loss on sales of real estate held for investment or sale, net          (9,503)          244         3,124
          Provision for losses on real estate held for investment or sale               30,415        60,596        47,983
          Gain on sale of securities, net                                               (8,895)            0       (12,810)
          Gain on sales of credit card relationships, loans and mortgage-backed
           securities, net                                                             (31,375)      (44,259)      (69,117)
          Gain on sales of mortgage servicing rights, net                               (4,828)       (3,750)       (9,137)
          Minority interest held by affiliates                                           6,582         5,261        (2,113)
          Minority interest - other                                                      4,334             0             0
          Increase in other assets                                                     (41,710)      (42,621)         (403)
          Increase (decrease) in other liabilities and accrued expenses                  9,635       (19,709)      (10,107)
          Increase in tax sharing payable                                               22,984        13,567         1,284
          Other, net                                                                     4,779         1,857         9,374
                                                                                  ------------- ------------- -------------
                                                                                     1,157,157     1,043,648     1,521,024
                                                                                  ------------- ------------- -------------
Net cash provided by operating activities                                            1,154,008     1,042,764     1,504,650
                                                                                  ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
REAL ESTATE
Capital expenditures - properties                                                       (7,465)       (6,193)       (7,720)
Property sales                                                                           3,780         4,908        34,544
Equity investment in unconsolidated entities                                              (150)          (58)       (1,551)
Other investing activities                                                                 836            10           458
                                                                                  ------------- ------------- -------------
                                                                                        (2,999)       (1,333)       25,731
                                                                                  ------------- ------------- -------------
BANKING
Proceeds from sales of investment securities                                                 0             0       246,990
Proceeds from maturities of investment securities                                            0       140,000       520,000
Proceeds from sales of mortgage-backed securities                                            0             0       646,678
Proceeds from sales of loans                                                             4,954         7,834       428,920
Proceeds from sales of real estate                                                     150,115        44,287        21,776
Proceeds from sales of mortgage servicing rights                                         5,978         4,790        19,009
Net fundings of loans receivable                                                      (463,919)      (73,984)   (1,473,390)
Principal collected on mortgage-backed securities                                      447,951       133,152        61,733
Purchases of investment securities                                                      (4,682)     (173,414)     (801,438)
Purchases of mortgage-backed securities                                               (664,284)   (1,157,759)     (440,076)
Purchases of loans receivable                                                         (259,770)     (115,557)     (281,011)
Purchases of property and equipment                                                     (4,602)       (3,373)      (12,091)
Purchases of mortgage servicing rights                                                 (20,716)       (1,604)       (3,525)
Excess servicing assets capitalized                                                    (19,471)      (16,943)      (41,596)
Disbursements for real estate held for investment or sale                              (74,320)      (28,652)      (76,716)
Other investing activities, net                                                          4,117           180         1,704
                                                                                  ------------- ------------- -------------
                                                                                      (898,649)   (1,241,043)   (1,183,033)
                                                                                  ------------- ------------- -------------

Net cash used in investing activities                                                 (901,648)   (1,242,376)   (1,157,302)

                                                                                  ------------- ------------- -------------

Continued on following page
                                       F-7

B. F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------
- -------------------------------------------



- --------------------------------------------------------------------------------------------------------------------------
                                                                                        For the Year Ended September 30
                                                                                      ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                1993         1992         1991
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
REAL ESTATE
Proceeds from mortgage financing                                                  $      2,603  $     35,070  $          0
Repayments of mortgages                                                                 (1,907)       (5,126)      (16,000)
Principal curtailments of mortgages                                                     (4,268)       (5,065)       (2,441)
Proceeds from sales of unsecured notes                                                   6,184             0             0
Repayments of unsecured notes                                                          (17,940)      (17,115)      (21,980)
Proceeds from bank borrowings                                                                0         5,520        12,725
Repayments of  bank borrowings                                                            (404)       (8,441)      (11,936)
Costs of obtaining financings                                                           (1,170)       (4,674)         (577)
Net proceeds from the issuance of redeemable preferred stock                            21,507             0             0
Dividends paid                                                                          (1,375)            0        (1,500)
                                                                                  ------------- ------------- -------------
                                                                                         3,230           169       (41,709)
                                                                                  ------------- ------------- -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                10,801,085    11,173,419    13,544,669
Customer withdrawals of deposits and payments for maturing certificates of
 deposit                                                                           (10,847,020)  (11,520,494)  (13,660,230)
Net increase (decrease) in securities sold under repurchase agreements                (363,216)      446,367      (398,052)
Advances from Federal Home Loan Bank                                                   744,000       480,000       630,000
Repayments of advances from Federal Home Loan Bank                                    (607,000)     (405,000)     (430,000)
Proceeds from other borrowings                                                          59,580        62,583        75,264
Repayments of other borrowings                                                         (59,658)      (64,277)     (107,137)
Net proceeds from sale of preferred stock                                               71,869             0             0
Cash dividends paid on preferred stock                                                  (1,896)            0             0
Other financing activities, net                                                         11,406       (15,415)       (3,138)
                                                                                  ------------- ------------- -------------
                                                                                      (190,850)      157,183      (348,624)
                                                                                  ------------- ------------- -------------
Net cash provided by (used in) financing activities                                   (187,620)      157,352      (390,333)
                                                                                  ------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents                                    64,740       (42,260)      (42,985)
Cash and cash equivalents at beginning of year                                         121,169       163,429       206,414
                                                                                  ------------- ------------- -------------
Cash and cash equivalents at end of year                                          $    185,909  $    121,169  $    163,429
                                                                                  ============= ============= =============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                          $215,427      $275,184      $385,187
        Income taxes                                                                     6,522         5,170        (1,472)

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                               5,681             0             0
    Loans receivable exchanged for mortgage-backed securities                           51,956       646,785       121,286
    Loans held for sale exchanged for mortgage-backed securities held for sale         442,017       307,782        54,175
    Mortgage-backed securities transferred to loans and securities held for sale       131,390       442,412             0

    Investment securities transferred to loans and securities held for sale            173,036             0             0
    Loans receivable transferred to loans held for securitization and sale             440,361       350,000       647,507

    Loans receivable transferred to loans held for sale                                      0             0       288,313

    Loans made in connection with the sale of real estate                               54,061         7,766             0

    Loans receivable transferred to real estate acquired in settlement of loans         23,158        43,046       177,582

    Investments in real estate ventures transferred to real estate
        acquired in settlement of loans                                                      0             0         8,502

    Mortgage notes payable assumed in connection with foreclosure on real estate
     properties                                                                              0             0        14,377
- ---------------------------------------------------------------------------------------------------------------------------

See summary of significant accounting policies and notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accounting and reporting practices of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the B.F. Saul Real Estate Investment Trust and its wholly-owned subsidiaries (collectively the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties and operation of hotels. The Trust's 80%-owned banking subsidiary, Chevy Chase Savings Bank, F.S.B., and its subsidiaries (the "Bank" or the "Corporations") have been consolidated as required under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-owned Subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1992 and 1991 to conform with the presentation used for the year ended September 30, 1993.

INCOME TAXES

The Real Estate Trust files a consolidated federal income tax return which includes operations of all 80% or more owned subsidiaries. Tax benefits resulting from utilization of operating loss carryovers for financial statement purposes are recorded as extraordinary credits.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year assuming exercise of any outstanding stock options, if applicable.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"), was issued in February 1992. SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The Trust currently plans to adopt SFAS 109 in the first quarter of fiscal 1994; however, SFAS 109 is not expected to have a significant impact on the financial condition or results of operations of the Trust.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - REAL ESTATE TRUST


CASH EQUIVALENTS

The Real Estate Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTIES

Investments in real property are recorded at cost except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition.


Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations.

In the initial rental operations of development projects, the Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 33 to 50 years for buildings and up to 20 years for certain other improvements. Leasehold interests are amortized over the lives of the related leases using the straight-line method.

INCOME RECOGNITION

Rental and interest income are accrued as earned except when doubt exists as to their collectibility, in which case accrual is discontinued. When rentals vary from a straight-line basis due to free rent periods or stepped increases, income is recognized on a straight-line basis. Additional rental income based on tenants' gross revenues ("overage rent") is accrued on the basis of the prior year's overage rents adjusted to give effect to currently available sales data.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short-term maturity of these instruments.

LIABILITIES

The fair value of Mortgage notes payable is assumed to approximate carrying amount since most of the debt has been financed in recent periods. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1993 the fair value of Notes payable - unsecured was $41.6 million.


The Real Estate Trust and certain of its subsidiaries are obligated to reimburse the partners of certain partnerships, including a partnership in which the Real Estate Trust has an equity interest, in an amount of up to $116.1 million if those partnerships fail to make payments with respect to specified debt and such partners personally make payments with respect to such debt. See Note 1. The operations of those partnerships are presently adequate to service that debt. Accordingly, as of the balance sheet date, the Real Estate Trust has determined that the fair value of this contingent obligation was zero.

SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES - THE  BANK

The Bank is a federally chartered and federally insured stock savings bank and, as such is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans, primarily credit card loans.

A summary of significant accounting policies of the Bank is as follows:

AFFILIATION OF CORPORATIONS AND BASIS OF PRESENTATION:

All of the outstanding common stock of the Bank is owned by an affiliated group of companies, with the majority (80%) owned by the Trust.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Average reserves maintained at the Federal Reserve Bank were $21.8, $30.2 and $41.1 million during the years ended September 30, 1993, 1992 and 1991, respectively.

LOANS HELD FOR SALE:

At September 30, 1993 and 1992, loans held for sale are composed of single-family residential loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be delivered against forward whole loan sale commitments or will be exchanged for mortgage-backed securities and then delivered against forward mortgage-backed security sale commitments. See Note 28.

SECURITIES HELD FOR SALE:

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset-liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of aggregate cost or aggregate market value. Gains and losses on sales of loans and securities held for sale are determined using the specific identification method.

LOANS HELD FOR SECURITIZATION AND SALE:

The Bank periodically sells receivables through asset-backed securitizations, in which receivables are transferred to a trust, and the Bank sells certificates to investors representing ownership interests in the trust.

The amount of asset-backed securitizations contemplated to occur during the six-month period subsequent to the balance sheet date is classified as held for securitization and sale to the extent that such amounts are outstanding. Such assets held for sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

INVESTMENT AND MORTGAGE-BACKED SECURITIES:

Investment and mortgage-backed securities held for investment are stated at cost, adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized or accreted using the level-yield method. These securities are carried at amortized cost because management has the intent and
ability to hold such securities until maturity.   Gains and losses resulting
from the sale of investment and mortgage-backed securities are determined using the specific identification method.

TRADING SECURITIES:

Trading securities, which were purchased during fiscal 1990 and sold during fiscal 1991, were valued at market with gains and losses, both realized and unrealized, included in gain on sales of securities. There were no realized or unrealized gains or losses for the years ended September 30, 1993 and 1992.
Realized gains for the year ended September 30, 1991 were $11.7 million.   The
Bank had no trading securities at September 30, 1993 and 1992.


LOAN ORIGINATION AND COMMITMENT FEES:

Nonrefundable loan fees such as origination and commitment fees, and incremental loan origination costs relating to loans originated or purchased are deferred. Net deferred fees (costs) related to loans held for investment are amortized over the life of the loan using the level-yield or straight-line method. Net fees (costs) related to loans held for sale are deferred until such time as the loan is sold, at which time the net deferred fees become a component of the gain or loss on sale.

CREDIT CARD FEES AND COSTS:

Credit card membership fees are deferred and recognized as income on a straight-line basis over the period the fee entitles the cardholder to use the card, which is one year. Credit card origination costs are deferred and recognized as income on a straight-line basis over the privilege period.

RESERVES FOR LOSSES:

Management reviews the loan, real estate held for investment and real estate held for sale portfolios to establish reserves for estimated losses. The reserves for losses are reviewed periodically, and reserves are provided after consideration of the borrower's financial condition and the estimated value of collateral, including estimated selling and holding costs. Reserves are also provided by management after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loss experience.

The reserves for losses are based on estimates and ultimate losses may vary from current estimates. As adjustments to the reserves become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

ACCRUED INTEREST RECEIVABLE ON LOANS:

Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

REAL ESTATE HELD FOR INVESTMENT OR SALE:

REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment consists of an office building, apartment buildings, developed land and investments in limited partnerships which are owned by one of the Bank's subsidiaries. Also included in real estate held for investment is a loan to a developer with a 50% profit participation feature. This investment in real estate venture, which was non-performing at September 30, 1993, is accounted for as an ADC arrangement.

REAL ESTATE HELD FOR SALE

Real estate held for sale includes in-substance foreclosures and real estate acquired in settlement of loans. In-substance foreclosures include those investments for which the Bank has determined that (i) the debtor has little or no equity in the collateral, considering the current fair value of the collateral (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral and (iii) the debtor has either formally or effectively abandoned control to the Bank or retained control of the collateral but, because of the current financial condition of the debtor, or the economic prospects for the debtor and/or the collateral, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

In-substance foreclosures are recorded at the lower of cost or fair value at the date of reclassification as in-substance foreclosed. Prior to December 31, 1992, in-substance foreclosures were carried at the lower of adjusted cost or net realizable value subsequent to the date of reclassification as in-substance foreclosed. Effective December 31, 1992, in-substance foreclosures are carried at the lower of adjusted cost or fair value (less estimated selling costs).

Real estate acquired in settlement of loans is recorded at the lower of cost or fair value at acquisition. Prior to December 31, 1992, real estate acquired in settlement of loans was carried at the lower of adjusted cost or net realizable value. Effective December 31, 1992, real estate acquired in settlement of loans is carried at the lower of adjusted cost or fair value (less estimated selling costs). Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Interest costs are capitalized on real estate projects under development. Capitalized interest amounted to $10.2, $13.2 and $15.8 million for the years ended September 30, 1993, 1992 and 1991, respectively.

ACCOUNTING STANDARDS ADOPTED

Effective December 31, 1992, OTS regulations required that foreclosed assets (including assets classified as in-substance foreclosed) be carried at the lower of cost or fair value. The effect of this regulatory change required the Bank to adopt Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"), issued by the Accounting Standards Division of the American Institute of Certified Public Accountants, before the September 30, 1993 deadline for adoption that otherwise would have applied to the Bank. SOP 92-3 requires that foreclosed assets held for sale (including assets classified as in-substance foreclosed) be carried at the lower of fair value (less estimated selling costs) or cost. Under SOP 92-3, the Bank's real estate acquired in settlement of loans (including assets classified as in-substance foreclosed) is considered to be held for sale. Due to the early adoption of SOP 92-3, the Bank was required to revise its method of accounting for in-substance foreclosures and real estate acquired in settlement of loans. Based on management's internal calculations and preliminary information with respect to certain appraisals, the Bank recorded valuation allowances against its foreclosed assets at December 31, 1992 of approximately $40.5 million to reduce the book balance of foreclosed assets to fair value. Because the increase in the Bank's reserves during the year ended September 30, 1992 was designed in part to reduce the effects of SOP 92-3, $21.5 million of valuation allowances previously provided partially offset the valuation allowances required by SOP 92-3.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to Bank premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred.

COST IN EXCESS OF NET ASSETS ACQUIRED:

Cost in excess of net assets acquired is stated net of accumulated amortization and is being amortized using the straight-line method over a period of 15 years. Accumulated amortization was $28.2 and $25.3 million at September 30, 1993 and 1992, respectively.

MORTGAGE SERVICING RIGHTS:

Purchased mortgage servicing rights, which are stated net of accumulated amortization, are being amortized in proportion to the estimated remaining net cash flows from the mortgage servicing rights purchased. Amortization of these assets amounted to $12.1, $1.6, and $2.3 million for the years ended September 30, 1993, 1992 and 1991, respectively. Accumulated amortization was $36.0 and $27.9 million at September 30, 1993 and 1992, respectively. During fiscal 1993, 1992 and 1991, the Bank capitalized $20.7, $1.6 and $3.5 million, respectively, related to the acquisition of mortgage servicing rights. During fiscal 1993 and 1991, the Bank sold approximately $1.2 and $9.9 million, respectively, of rights, to service mortgage loans with principal balances of approximately $76.1 and $977.0 million, respectively, and recognized a loss of $0.4 million in fiscal 1993 and a gain of $8.6 million in fiscal 1991.

In fiscal 1993, 1992 and 1991, the Bank sold the rights to service mortgage loans with principal balances of approximately $476.1, $255.7 and $29.6 million, respectively, which were originated by the Bank in connection with its mortgage banking activities, and recognized gains of $5.2, $3.8 and $0.6 million, respectively.

Management periodically evaluates the carrying value of purchased mortgage servicing rights taking into consideration current portfolio factors such as prepayment rates. Any adjustments to the assets' carrying value of such rights as a result of this evaluation are included in the amortization for the respective period.

EXCESS SERVICING ASSETS:

When loans are sold with the servicing rights retained by the Bank, the net present value of estimated future servicing income in excess of normal servicing income is recorded as an adjustment to the sales price of the loans. Estimated future losses are deducted in the computation of such excess servicing income. The resulting assets are amortized using the level-yield ("interest") method
over the estimated lives of the underlying loans.   Amortization of these assets
amounted to $21.4, $20.0 and $9.7 million for the years ended September 30, 1993, 1992 and 1991, respectively. Accumulated amortization was $52.5 and $31.0 million at September 30, 1993 and 1992, respectively. Excess servicing assets capitalized in fiscal 1993, 1992 and 1991 of $19.5, $16.9 and $41.6 million, respectively, were the result of the servicing retained on the securitization of home equity credit line and automobile loan receivables. See Note 15.


Management periodically evaluates the carrying value of excess servicing assets taking into consideration current portfolio factors such as prepayment rates. Any adjustments to the assets' carrying value of such assets as a result of this evaluation are included in the amortization for the respective period.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), was issued in May 1993. SFAS 114 defines impaired loans and requires such loans to be measured based on the present value of expected future cash flows or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Bank has not yet determined the effect that implementation of SFAS 114 will have on its financial statements, but believes that such effect will not be material.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was also issued in May 1993. SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires companies to classify such equity and debt securities into one of three categories on the date of acquisition and the date of all subsequent financial statements. Under SFAS 115, securities that are categorized either as "available for sale" or "trading" are reported at fair value, and securities that are categorized as "held-to-maturity" are reported at amortized cost. SFAS 115 is effective for fiscal years beginning after December 15, 1993, and may be applied at the end of earlier fiscal years for which annual
statements have not been issued.   The Bank is currently evaluating SFAS 115 and
has not yet determined the effect that the implementation of SFAS 115 will have on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NEW PARTNERSHIP INTEREST - REAL ESTATE TRUST

In late August 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly-owned subsidiaries) a 21.5% interest, other entities affiliated with the Real Estate Trust own a 5.5% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings.


In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and those of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At the date of transfer, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totalled
$116.1 million.



The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust and its subsidiaries at the date of transfer (the "FMV" of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the "FMV-Tax Differ-ence"). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax pur-poses would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), an amount of gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust or its subsidiaries. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust or its subsidiaries in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust or its subsidi-aries as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, or any release of the guarantees of such debt by the Real Estate Trust or its subsidiaries, could cause the Real Estate Trust or its subsidiaries to have taxable constructive distributions without the receipt of any corresponding amounts of cash.


The value of the partnership interest in Saul Holdings received by the Real Estate Trust was approximately equal to the net value (value minus associated debt) of the properties transferred by the Real Estate Trust to Saul Holdings, as estimated by the Real Estate Trust. However, since the assets and liabilities of the properties were not sold, but instead were transferred, to Saul Holdings, they were recorded in Saul Holdings at their historical costs rather than at their market values. At the date of transfer, liabilities exceeded assets on an historical cost basis. Consequently, the Real Estate Trust has recorded its investment in Saul Holdings at zero and has included the excess of liabilities over assets transferred, which amounted to $104.3 million, in its balance sheet account entitled "Deferred gains - real estate". The new account will reflect changes in the future only when Saul Holdings sells or disposes of one of the transferred properties to an unaffiliated entity, at which time the gain on that property will be recorded as income.

The Condensed Consolidated Balance Sheet at September 30, 1993 and the Condensed Consolidated Statement of Operations for August 27, 1993 through September 30, 1993 of Saul Centers follow.

                               Saul Centers, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1993
                                 (In thousands)


ASSETS
Real estate investments                                       $262,408
Accumulated depreciation                                       (72,931)
Other assets                                                    21,245
                                                              --------
Total assets                                                  $210,722
                                                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                 $192,299
Other liabilities                                                5,603
                                                              --------
Total liabilities                                              197,902
Total stockholders' equity                                      12,820
                                                              --------
Total liabilities and stockholders' equity                    $210,722
                                                              ========

                               Saul Centers, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                   August 27, 1993 through September 30, 1993
                                 (In thousands)


REVENUE
Base rent                                                       $3,854
Other revenue                                                    1,014
                                                              --------
Total revenue                                                    4,868
                                                              --------

EXPENSES
Operating expenses                                               1,137
Interest expense                                                 1,122
Amortization of deferred debt expense                              275
Depreciation and amortization                                      806
General and administrative                                         181
                                                              --------
Total expenses                                                   3,521
                                                              --------

Operating income before extraordinary item and
holders of convertible limited partnership units
in operating partnership                                         1,347

Extraordinary item - early extinguishment of debt               (3,519)
                                                              --------

Net loss before holders of convertible limited
partnership units in operating partnership                      (2,172)

Holders of convertible limited partnership units
in operating partnership                                          (586)
                                                              --------

Net loss                                                       $(1,586)
                                                              ========

2.   INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt. Schedule XI of the Trust's Annual Report to the Securities and Exchange Commission on Form 10-K contains additional information.

                                                    Buildings and    Leasehold               Related
(Dollars in thousands)             No.     Land     Improvements     Interests     Total       Debt
                                   ---  ----------  -------------    ---------   ---------   --------
SEPTEMBER 30, 1993

INCOME-PRODUCING PROPERTIES
Office & industrial                  8     $5,249      $104,264             -     $109,513   $112,242
Hotels                               9      8,872       102,612             -      111,484     90,234
Other                                7      3,575           261            149       3,985         -
                                    --   --------      --------       --------    --------   --------
                                    24    $17,696      $207,137           $149    $224,982   $202,476
                                    ==   ========      ========       ========    ========   ========

LAND PARCELS                        10    $38,411            -              -      $38,411    $63,625
                                    ==   ========      ========       ========    ========   ========

SEPTEMBER 30, 1992

INCOME-PRODUCING PROPERTIES
Shopping centers                    22    $21,194       $85,983         $1,821    $108,998   $178,395
Office & industrial                  9      5,920       116,397             -      122,317    137,482
Hotels                               9      8,872       102,790             -      111,662     92,933
Other                                8      4,064         2,976            149       7,189      2,040
                                    --   --------      --------       --------    --------   --------
                                    48    $40,050      $308,146         $1,970    $350,166   $410,850
                                    ==   ========      ========       ========    ========   ========

LAND PARCELS                        12    $40,095       $10,684           $202     $50,981    $20,517
                                    ==   ========      ========       ========    ========   ========
- -----------------------------------------------------------------------------------------------------

3.   DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2003 and accrue interest at annual rates from 5.4% to 18.7%. Certain mortgages contain a number of restrictions, including cross default provisions.

In the first quarter of fiscal 1992, the Real Estate Trust obtained new financing from existing lenders and reached agreement with its five principal lenders on refinancings of approximately $330 million of existing secured debt and $19 million of previously unsecured debt which became secured debt. Three of the lenders agreed to make available a total of approximately $25.5 million in new loans, of which approximately $8.7 million was used to retire existing indebtedness, yielding approximately $16.8 million in net proceeds to the Real Estate Trust. As a result of these transactions, the maturities of $264 million of the Real Estate Trust's secured borrowings were extended for five years, and the Real Estate Trust received options for further extensions of $146 million of such borrowings for up to another five years. Borrowings from one lender, amounting to approximately $85.5 million in the aggregate, were extended until December 1, 1993. Interest pay rates on the affected loans in some cases were permanently reduced and in other cases were reduced for a specified period subject to payment of the deferred interest in the future. Management estimates that, as a result of these transactions, interest payments required under these loans for fiscal 1992 were reduced by approximately $14.4 million from the payments which would have been required prior to the refinancings.

In March 1992, the Real Estate Trust received $3.75 million in loan proceeds pursuant to collateralized borrowings. It also sold certain land parcels for approximately $4 million in cash. The proceeds from these two transactions were used to fund operations, including payment of past-due real estate taxes.

The Real Estate Trust obtained a $5 million 18-month secured loan from an affiliate in August 1992. Borrowings under this loan totalled $5.0 million and $2.9 million at September 30, 1993 and 1992, respectively.

At September 30, 1992, mortgage notes payable included two nonrecourse mortgage loans with a combined principal balance of approximately $2.0 million, one of which matured in August 1992 and the other of which matured in September 1992. The Real Estate Trust repaid these loans in fiscal 1993 with funds from the sale of the associated income-producing property.

In December 1992, the Trust completed the sale to an institutional investor, for $25 million, of 100% of the preferred stock of a newly organized Trust subsidiary to which the Trust contributed certain real estate and other assets. The assets contributed included six shopping centers and one office building, several parcels of unencumbered raw land, and a capital note in the amount of $58 million secured by a junior lien on 30% of the Bank's stock. The net proceeds of the transaction were lent by the subsidiary to the Trust in exchange for notes of the Trust secured by specified real estate properties and other assets of the Trust (the "Trust Notes"). Such proceeds were applied by the Trust for its general corporate purposes, with approximately $2.3 million of such proceeds being reserved for capital improvements to certain of the real estate properties contributed to the new subsidiary. In late August 1993, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest in connection with the formation of Saul Holdings (See
Note 1). As a part of this transaction, the preferred stock issued to the institutional investor was redeemed in exchange for the Trust Notes and the pledge of all of the stock of the Trust subsidiary, together with $60 million, at their then-market value, of the Real Estate Trust's partnership interests in Saul Holdings.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization. Notes sold after November 14, 1986, are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1993 and 1992 were 12.7% and 13.7%, respectively. No notes were sold during fiscal 1992. During fiscal 1993 the Real Estate Trust sold notes amounting to approximately $11.9 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1993 for the fiscal years commencing October 1, 1993 is set forth in the following table.

                              Debt Maturity Schedule
                              ------------------------
                                   (In thousands)
- -----------------------------------------------------------------------

                    Mortgage             Unsecured
  Fiscal Year        Notes                 Notes     Total
  -----------       --------             ---------  --------
    1994            $ 8,538              $ 14,044   $22,582
    1995              7,342                 6,784    14,126
    1996              4,494                 5,223     9,717
    1997            185,028   (a)(b)        1,735   186,763   (a)(b)
    1998             16,024                 7,777    23,801
  Thereafter         43,350                 3,098    46,448
- -----------------------------------------------------------------------

      (a) The Real Estate Trust has five one-year options to extend $146 million of this amount upon payment of $9 million in reduction of principal in fiscal 1997 and $8 million in reduction of principal each year thereafter.

      (b) Balance does not include deferred interest, which amounted to approximately $14.5 million at September 30, 1993 and is payable at maturity.

The Real Estate Trust currently anticipates that, in subsequent fiscal years, operating cash flow will continue to be sufficient to satisfy its liquidity requirements other than its need for cash to pay debt amortization and capital improvement costs. In order to meet these cash needs, the Real Estate Trust will be required to raise substantial amounts of cash from a combination of mortgage loan refinancings, unsecured borrowings, sales of assets and tax payments and cash dividends from the Bank. Its ability to do so will be subject to significant contingencies. To the degree that the Real Estate Trust is not able to sell sufficient new unsecured notes to finance the scheduled repayments of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1991, the Bank made tax sharing payments totalling $29.6 million. The Bank has agreed not to make any additional tax sharing payments to the Real Estate Trust without the prior approval of the OTS. In April 1993, the Bank successfully completed a $75 million offering of preferred stock, which significantly strengthened the Bank's regulatory capital ratios. This capital infusion, together with the Bank's improved operating results, should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank in the future. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the tax sharing agreement between the Bank and the Real Estate Trust. OTS approval of this payment was conditioned on a pledge by the Real Estate Trust of certain assets to secure certain of its obligations under the tax sharing agreement. Following execution of the pledge, the OTS approved, and the Bank made subsequent to September 30, 1993, additional tax sharing payments of $4.6 million to the Real Estate Trust. As of September 30, 1993, the estimated tax sharing payment due to the Real Estate Trust from the Bank is $21.9 million.

The Real Estate Trust has never received cash dividends from the Bank. Its ability to receive cash dividends in the future will depend on the Bank's earnings and regulatory capital levels, among other factors. The Bank's written agreement with the OTS was amended in October 1993 to eliminate the requirement that the Bank obtain the written approval of the OTS before declaring or paying any dividends on its common stock.

4.   LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust had several noncancelable long-term leases which applied principally to land underlying some of its shopping centers that were transferred to Saul Holdings in August 1993. The only remaining lease provides for periodic adjustments of the basic annual rent. This lease will expire in 2061. The minimum future rental commitments under this lease amount to $101,000 per year for the next five fiscal years; thereafter, the total commitment is $6.3 million.

The Consolidated Statements of Operations contain minimum ground rent expense of $286,000, $312,000, and $308,000 in fiscal 1993, 1992 and 1991, respectively. In addition to the minimum ground rent payments, real estate taxes on the land are an obligation of the Real Estate Trust.

5.   INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

This income classification includes minimum and overage rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1993, 1992, and 1991 amounted to $38.0, $41.7 and $43.6 million, respectively. Overage rent for these periods amounted to $2.7, $3.0 and $3.2 million, respectively. Future minimum rentals under noncancelable leases are as follows:

          Fiscal Year                              (IN THOUSANDS)
- -----------------------------------------------------------------------
            1994                                    $13,605
            1995                                     10,087
            1996                                      3,802
            1997                                      1,789
            1998                                        811
          Thereafter                                    369
- -----------------------------------------------------------------------

6.   TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $318,000 during the period from July 1, 1990 through March 31, 1991. The fee was decreased effective April 1, 1991 to $97,000 per month and remained at that rate through December 31, 1992. Effective January 1, 1993, the monthly fee rate was increased to $157,000. As of October 1, 1993, the monthly rate was increased to $250,000. The advisory contract has been extended until September 30, 1994, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules for providing those services by Saul Co. and Franklin are reviewed and approved by the Trustees after comparison with rates charged by competitive firms for comparable services in the various market areas. Fees paid to Saul Co. and Franklin amounted to $7.7, $8.7 and $7.7 million in fiscal 1993, 1992 and 1991, respectively. The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $118,000 in fiscal 1993. There were no such payments in fiscal 1992 or 1991.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to $221,000, $229,000 and $219,000 in fiscal 1993, 1992 and 1991, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1993, 1992, and 1991, the Real Estate Trust paid the Trustees $79,000, $88,000 and $79,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and two received payments for their services as directors of the Bank. Three of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. and/or its subsidiary corporations as directors or officers thereof.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $1.2, $2.1 and $2.2 million, excluding expense reimbursements, during fiscal 1993, 1992, and 1991, respectively, for legal services to the Real Estate Trust and its consolidated subsidiaries.

SALE OF AVENEL BUSINESS PARK-PHASE I

In 1984, the Real Estate Trust sold Avenel Business Park-Phase I to an affiliate, Avenel Associates Limited Partnership (the"Partnership"), for $8.9 million based on an independent appraisal. The managing general partner of the Partnership was a subsidiary of Saul Co., and a subsidiary of the Bank owned a 46% interest in the Partnership. The Real Estate Trust received the sales price for the property in the form of cash, a purchase money note in the amount of $1,735,000 and the assumption of a first trust loan. The net gain realized upon the sale was $3,023,000, after deducting a $781,000 discount of the purchase money note due to its below market interest rate. The Real Estate Trust has continued to defer recognition of this gain pending a sale of the property to an unaffiliated entity.

In late August 1993, the Partnership sold Avenel Business Park-Phase I to Saul Holdings and redeemed the purchase money note held by the Real Estate Trust. Since Saul Holdings is an affiliate of the Real Estate Trust, this transaction has had no effect on the status of recognition of the gain deferred since 1984.

PARTNERSHIP TRANSACTIONS

NVA Development Corporation ("NVA"), a wholly-owned subsidiary of the Real Estate Trust, is the managing general partner of the Dulles/Route 28 Limited Partnership (the "Dulles Partnership"). The Dulles Partnership was formed in September, 1984 for the purpose of acquiring and developing approximately 58 acres of land in Loudoun County, Virginia. The contract to purchase the land was acquired from five nonrelated individuals in exchange for a 10% interest each in the Dulles Partnership, while NVA contributed $1,000 in exchange for a 50% interest. In fiscal 1990, the partnership agreement was amended so that NVA effectively acquired a controlling interest in the partnership. As a result of this change in control, in fiscal 1990 the Trust began consolidating the financial statements of the Dulles Partnership. For prior years, the Trust accounted for this investment under the equity method.

1113 Corporation ("1113"), a wholly-owned subsidiary of the Real Estate Trust, is both the managing general partner and a limited partner in the Mark-Sun Limited Partnership ("Mark-Sun"). There is also a non-managing general partner not otherwise affiliated with the Trust. Mark-Sun was formed in May 1985 for the purpose of acquiring and developing approximately 11 acres of land in Boca Raton, Florida and 12 acres of land in Fairfax County, Virginia. The land was purchased by Mark-Sun from the Real Estate Trust for approximately its carrying cost of $5.7 million. 1113 contributed $3.25 million to Mark-Sun in exchange for a 1% general and a 49% limited partnership interest. In June 1987, the partnership entered into a tax-free exchange, of its holdings in Fairfax County for a completed 38,500 square foot one-story office project located in Chantilly, Virginia. At the time of the exchange, the project was 96% leased and was encumbered by a $2.9 million construction loan, which was subsequently repaid with refinancing proceeds. Mark-Sun is not currently involved in an active development program. The Real Estate Trust's share of Mark-Sun's losses for fiscal 1993, 1992 and 1991 was $201,000, $208,000 and $212,000,
respectively. These amounts have been recorded as equity in losses of partnership investments in the consolidated statements of operations.

SAUL HOLDINGS LIMITED PARTNERSHIP

See Note 1 for a description of this partnership. The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of losses for Saul Holdings for its initial period of operations August 27, 1993 through September 30, 1993, was $467,000.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank, Franklin and Saul Co. at several of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $460,000, $533,000 and $558,000, in fiscal 1993, 1992 and 1991, respectively.

7.  REGULATORY MATTERS - THE BANK

At September 30, 1993, the Bank was in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with tangible, core and risk-based capital
ratios of 4.60%, 5.35% and 11.70%, respectively.   See Note 26.

At June 30, 1991, the Bank did not meet its risk-based capital requirement and, as a result, is subject to a written agreement with the OTS. The agreement, as amended on October 29, 1993, addresses, among other things, transactions with affiliates, reductions of real estate acquired in settlement of loans and asset quality. Specifically, the Bank agreed that, without receiving the prior approval of the OTS, it would not increase its investment in certain real estate projects beyond specified levels. In addition, the Bank must provide the OTS with 15 days notice prior to selling certain significant business assets.

On July 26, 1993, the OTS released the Bank from a capital plan and capital directive because of the Bank's return to full regulatory capital compliance as a result of its operating performance and the sale of $75.0 million of preferred stock. See Note 24. The Bank was required to submit a capital plan to the OTS following its failure to meet its risk-based capital requirement at June 30,
1991.   In connection  with OTS acceptance of the capital plan, the Bank became subject to the capital directive in December 1991.

The Trust and an affiliated entity have entered into an agreement with the OTS to maintain the Bank's regulatory capital at the required levels and, if necessary, to infuse additional capital for that purpose. To the extent the Bank is unable to meet its regulatory capital requirements in the future, the OTS could seek to enforce the Trust's obligations under the agreement.

8.  LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

Loans held for securitization and sale are composed of the following:

- ----------------------------------------------------------------------
                                                       September 30,
                                                   -------------------
( IN THOUSANDS )                                      1993      1992
- -------------------------------------------------- --------  ---------
  Credit card receivables                          $300,000  $ 150,000
  Home equity credit line receivables                   -      200,000
                                                   --------  ---------
    Total                                          $300,000  $ 350,000
                                                   ========  =========
- ----------------------------------------------------------------------

9.  INVESTMENT SECURITIES - THE BANK

Investment securities are composed of the following:

- ----------------------------------------------------------------------
                                          Gross     Gross    Estimated
                             Carrying  Unrealized Unrealized  Market
( IN THOUSANDS )               Value      Gains     Losses     Value
- ---------------------------- --------- ---------- --------- ----------
SEPTEMBER 30, 1993

  U.S. Government Securities $   4,686  $      33  $    -    $   4,719
  Other securities                 103        -         -          103
                             --------- ---------- --------- ----------
    Total                    $   4,789  $      33  $    -    $   4,822
                             ========= ========== ========= ==========

SEPTEMBER 30, 1992

  U.S. Government Securities $ 173,285  $   7,455  $    -    $ 180,740
  Other securities                 105        -         -          105
                             --------- ---------- --------- ----------
    Total                    $ 173,390  $   7,455  $    -    $ 180,845
                             ========= ========== ========= ==========
- ----------------------------------------------------------------------

Investment securities as of September 30, 1993 will mature as follows:

- -----------------------------------------------------------------------
                                                    Due After
                                            Due     One Year
                                          Within     Through
( IN THOUSANDS )                         One Year   Five Years    Total
- --------------------------------------- ---------   ----------  ---------
  U.S. Government Securities            $     293    $  4,393   $   4,686
  Other securities                            -           103         103
                                        ---------    --------   ---------
    Total                               $     293    $  4,496   $   4,789
                                        =========    ========   =========

  Weighted average interest rate             3.38%       4.41%       4.35%
                                        =========    ========   =========

Proceeds from sales of investment securities, including securities held for sale, during fiscal 1993 and fiscal 1991 were $181.8 and $247.0 million. Gross gains of $8.9 and $1.4 million and gross losses of $0 and $0.2 million were realized on those sales for the years ended September 30, 1993 and 1991, respectively. There were no sales of investment securities during the year ended September 30, 1992.

At September 30, 1993, certain investment securities were pledged as collateral
for certain letters of credit.   See Note 28.

10.  MORTGAGE-BACKED SECURITIES - THE BANK

Mortgage-backed securities are composed of the following:

- --------------------------------------------------------------------------------------------------------
( IN THOUSANDS )
- -------------------------------                                                              Estimated
                                 Principal     Unamortized     Unearned       Carrying        Market
                                  Balance       Premiums       Discounts        Value          Value
                               -------------  -------------  -------------  -------------  -------------
SEPTEMBER 30, 1993

   FNMA                        $      51,535  $         954  $         (24) $      52,465  $      53,234
   FHLMC                           1,138,175         17,663         (1,465)     1,154,373      1,173,539
   Private label, AA rated           295,558            -           (1,204)       294,354        301,287
                               -------------  -------------  -------------  -------------  -------------
     Total                     $   1,485,268  $      18,617  $      (2,693) $   1,501,192  $   1,528,060
                               =============  =============  =============  =============  =============

SEPTEMBER 30, 1992

   FNMA                        $      88,861  $       1,018  $        (351) $      89,528  $      91,630
   FHLMC                             974,862         13,331         (2,149)       986,044      1,011,744
   Private label, AA rated           525,833            -           (1,752)       524,081        537,445
                               -------------  -------------  -------------  -------------  -------------
     Total                     $   1,589,556  $      14,349  $      (4,252) $   1,599,653  $   1,640,819
                               =============  =============  =============  =============  =============
- --------------------------------------------------------------------------------------------------------


Gross unrealized gains were $27.1 and $41.2 million at September 30, 1993 and 1992, respectively. Gross unrealized losses were $230,000 and $5,000 at September 30, 1993 and 1992, respectively.

Proceeds from sales of mortgage-backed securities, including mortgage-backed securities held for sale, were $810.8, $834.2 and $835.9 million during the years ended September 30, 1993, 1992 and 1991, respectively. Gross gains of $10.2, $23.0 and $21.0 million and gross losses of $4.4, $3.0 and $1.0 million were realized on the sale of mortgage-backed securities, including mortgage-backed securities held for sale, during the years ended September 30, 1993, 1992 and 1991, respectively.

Accrued interest receivable on mortgage-backed securities totaled $8.9 and $10.1 million at September 30, 1993 and 1992, respectively, and is included in other assets in the Consolidated Balance Sheets.

At September 30, 1993, certain mortgage-backed securities were pledged as collateral for securities sold under repurchase agreements, other short-term borrowings and other recourse arrangements. See Notes 19 and 28. Other mortgage-backed securities with a book value of $45.3 million were pledged as collateral primarily for credit card settlement obligations.

11.  LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:


- --------------------------------------------------------------------------------

( IN THOUSANDS )                                            September 30,
- --------------------------------------------------  ----------------------------
                                                          1993           1992
                                                    -------------  -------------
 Single-family residential                          $   1,111,306  $     758,169
 Home equity                                               60,549         23,148
 Commercial and multifamily                                95,611         61,522
 Real estate construction                                  69,940         88,428
 Ground                                                    19,340         30,008
 Credit card                                              454,520        722,672
 Automobile                                               104,702         18,524
 Overdraft lines of credit                                 42,198         38,963
 Other                                                     33,318         36,505
                                                    -------------  -------------
                                                        1,991,484      1,777,939
                                                    -------------  -------------
 Less:
   Undisbursed portion of loans                            63,620         58,284
   Unearned discounts                                       1,543          2,589
   Net deferred loan origination fees (costs)              (3,472)         1,889
   Reserve for loan losses                                 68,040         78,818
                                                    -------------  -------------
                                                          129,731        141,580
                                                    -------------  -------------
     Total                                          $   1,861,753  $   1,636,359
                                                    =============  ==============


The Bank serviced loans owned by others amounting to $3.4, $2.4 and $2.8 billion at September 30, 1993, 1992 and 1991, respectively.

Accrued interest receivable on loans totaled $16.0 and $17.3 million at September 30, 1993 and 1992, respectively, and is included in other assets in the Consolidated Balance Sheets.

12.  REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

- -----------------------------------------------------------------------
                                                       September 30,
                                                   -------------------
( IN THOUSANDS )                                      1993      1992
- -------------------------------------------------  --------  ---------
  Land, development, construction
       and rental properties                       $ 69,313  $  92,363
  Investments in limited partnerships                (1,580)    (1,222)
  Investments in real estate ventures                 8,898      8,892
                                                   --------  ---------
       Total real estate held for investment         76,631    100,033
                                                   --------  ---------


  Real estate held for sale                         434,616    541,352
                                                   --------  ---------

  Less:
   Reserve for losses on real estate held            10,182     14,919
       for investment
   Reserve for losses on real estate held for sale  101,462     94,125
   Accumulated depreciation and amortization         11,144     10,414
                                                   --------  ---------

    Total real estate held for investment or sale  $388,459  $ 521,927
                                                   ========  =========
- ----------------------------------------------------------------------

Loss on real estate held for investment or sale is composed of the following:

- ----------------------------------------------------------------------
                                            Year Ended September 30,
                                        ------------------------------
( IN THOUSANDS )                           1993       1992      1991
- --------------------------------------- ---------  --------  ---------
Provision for losses                    $ (30,415) $(60,596) $ (47,983)
Net income from operating properties        6,496     9,800      4,210
Equity earnings (loss) from investments
  in limited partnerships                   1,694       391       (598)
Net gain (loss) on sales                    9,503      (244)    (3,124)
                                        ---------  --------  ---------
  Total                                 $ (12,722) $(50,649) $ (47,495)
                                        =========  ========  =========
- ----------------------------------------------------------------------

The Corporations have an ADC arrangement with, and hold partnership interests in, various limited partnerships. The partnerships and ADC arrangement were formed for the purpose of acquiring, developing, operating and selling real estate and are accounted for under the equity method with profits and losses allocated proportionately among the partnership interests. As of September 30, 1993, there are no outstanding commitments, lines of credit or other arrangements between the Corporations and the partnerships relating to these investments. Combined, condensed financial information for the partnerships and ADC arrangement is presented below:

BALANCE  SHEETS

                                                      September 30,
                                                   -------------------
( IN THOUSANDS )                                      1993      1992
- -------------------------------------------------  --------  ---------
ASSETS
  Land, buildings, construction in progress
       and other assets                            $ 77,803  $  91,941
                                                   ========  =========

LIABILITIES AND PARTNERSHIP EQUITY
  Notes payable to the Corporations                $  9,168  $   9,248
  Other liabilities                                  69,241     78,596
  Partnership (deficit) equity:
  - Corporations                                     (2,344)    (1,986)
  - Others                                            1,738      6,083
                                                   --------  ---------
                                                   $ 77,803  $  91,941
                                                   ========  =========
- ----------------------------------------------------------------------

STATEMENTS OF OPERATIONS

                                            Year Ended September 30,
                                        ------------------------------
( IN THOUSANDS )                           1993       1992      1991
- --------------------------------------  ---------  --------  ---------
  Income                                $  12,492  $ 12,041  $   9,832
  Expenses                                (13,669)  (12,155)   (11,113)
  Gain on sales of property                 4,892       -          197
                                        ---------  --------  ---------
    Net  gain (loss)                    $   3,715  $   (114) $  (1,084)
                                        =========  ========  =========
- ----------------------------------------------------------------------

With respect to the ADC arrangement, the limited partnership classifies the Bank's investment in the real estate project as a liability payable to the Bank rather than as equity.

13. RESERVES FOR LOSSES - THE BANK

Activity in the reserves for losses on loans receivable and real estate held for investment or sale is summarized as follows:

- ---------------------------------------------------------------
                                                    Real Estate
                                                     Held for
                                          Loans     Investment
( IN THOUSANDS )                        Receivable   or Sale
- --------------------------------------  ----------  -----------
  Balance, September 30, 1990            $  58,339    $ 12,878
    Provision for losses                   147,141      47,983
    Charge-offs                           (126,451)     (3,363)
    Recoveries                              10,716         -
                                         ---------    --------
  Balance, September 30, 1991               89,745      57,498
    Provision for losses                    89,062      60,596
    Charge-offs                           (112,544)     (9,050)
    Recoveries                              12,555         -
                                         ---------    --------
  Balance, September 30, 1992               78,818     109,044
    Provision for losses                    62,513      30,415
    Charge-offs                            (87,194)    (27,815)
    Recoveries                              13,903         -
                                         ---------    --------
  Balance, September 30, 1993            $  68,040    $111,644
                                         =========    ========
- ---------------------------------------------------------------

The reserves for losses as of September 30, 1993 are based on management's estimates of the amount of reserves required to reflect the risks in the loan and real estate portfolios based on circumstances and conditions known at the time. The Bank's primary lending and real estate investment market is the Washington, D.C. metropolitan area, which was adversely affected by the downturn in recent years in the local real estate market. The ultimate impact of these economic developments, the absence of a continued recovery in the real estate markets and the effect of general market conditions on the Bank's borrowers could result in difficulties in certain borrowers meeting their obligations to the Bank and the Bank's ability to dispose of its real estate properties. As a result, the Bank may incur additional provisions for losses.

14.  NON-PERFORMING  ASSETS - THE BANK

The Bank's primary lending and real estate investment market is the Washington, D.C. metropolitan area, which was adversely affected by the prolonged downturn in the local real estate market in recent years. Non-performing assets are composed of the following as of September 30, 1993:

- -------------------------------------------------------------------------

                                        Non-accrual   Real
( DOLLARS  IN  THOUSANDS )                 Loans      Estate      Total
- --------------------------------------- -----------  ---------  ---------
  Single-family residential              $   9,108   $  2,947   $  12,055
  Residential land, development and
   construction                                -      285,831     285,831
  Office buildings                             -        6,697       6,697
  Retail centers                               -       16,084      16,084
  Industrial buildings                         -        5,471       5,471
  Commercial land (2)                          -       25,022      25,022
                                         ---------   --------   ---------
    Total real estate assets                 9,108    342,052     351,160
  Credit card                               20,557        -        20,557
  Other                                        314        -          314
                                         ---------   --------   ---------
    Total non-performing assets          $  29,979   $342,052   $ 372,031
                                         =========   ========   =========

  RESERVES FOR LOSSES
    Real estate                          $  19,973   $111,644   $ 131,617
    Credit card                             46,886        -        46,886
    Other                                    1,181        -         1,181
                                         ---------   --------   ---------
      Total                              $  68,040   $111,644   $ 179,684
                                         =========   ========   =========
  RESERVES FOR LOSSES AS A PERCENTAGE OF
     NON-PERFORMING ASSETS (3)
    Real estate                             219.29%     25.17%      37.48%
    Credit card                             228.08%       -        228.08%
    Other                                   376.11%       -        376.11%
                                         ---------   ---------   --------
      Total                                 226.96%     25.17%     48.30%
                                         =========   =========   ========
- -------------------------------------------------------------------------

    (1) Real estate acquired in settlement of loans is shown net of valuation allowances.
    (2) An $8.9 million participating loan to a joint venture is classified for accounting purposes as real estate held for investment and, accordingly, is presented in the above table as Real Estate.
    (3) The ratio of reserves for losses to non-performing assets is calculated before the deduction of such reserves.

Approximately 13.2% of the Bank's non-performing credit card loans are located in the Washington, D.C. metropolitan area. In general, the Bank's remaining non-performing assets are located in the Washington, D.C. metropolitan area, including approximately 56.1% located in Loudoun County, Virginia.

The ultimate collection or realization of the Bank's non-performing assets will be primarily dependent on the general economic conditions in the Washington, D.C. metropolitan area. Based upon current economic conditions and other factors, the Bank has provided loss reserves and initial write-downs for real estate acquired in settlement of loans. See Note 13. As circumstances change, it may be necessary to provide additional reserves based on new information.

At September 30, 1993 and 1992, the Bank had $36.7 and $31.7 million, respectively, of loans accounted for as troubled debt restructurings, of which $0 and $5.3 million, respectively, were included as non-accrual loans. At September 30, 1993, the Bank had commitments to lend $4.6 million of additional funds on loans which have been restructured.

The amount of interest income that would have been recorded if non-accrual assets and restructured loans had been current in accordance with their original terms was $10.5, $16.3, and $21.3 million for the years ended September 30, 1993, 1992 and 1991, respectively. The amount of interest income that was recorded on these loans was $3.0, $5.0 and $5.1 million for the years ended September 30, 1993, 1992 and 1991, respectively.

15.  SIGNIFICANT SALE TRANSACTIONS - THE BANK

The Bank periodically sells credit card receivables through asset-backed securitizations, in which credit card receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The Bank sold and received gross proceeds of $350.0 and $280.0 million for these asset-backed certificates for the years ended September 30, 1993 and 1992, respectively. No gains or losses were recorded on the transactions; however, excess servicing fees are recognized over the related lives of the transactions. No such securitizations occurred during fiscal 1991. In fiscal 1991, the Bank repurchased $231.2 million of trust certificates representing securitized receivables previously sold in order to sell certain of the underlying account relationships as discussed below. Outstanding trust certificate balances related to these and previous securitizations were $841.8 and $689.2 million at September 30, 1993 and 1992, respectively. The related receivable balances contained in the trusts were $1.2 billion and $830.9 million at September 30, 1993 and 1992, respectively. The Bank continues to service the underlying loans and is contingently liable under various letters of credit or surety bonds that were issued in connection with these transactions. See Note 28.

During fiscal 1992 and 1991, the Bank sold credit card relationships with related outstanding receivable balances of $14.8 and $273.4 million, respectively. Gains of $1.5 and $20.7 million were recorded in connection with these sales for the years ended September 30, 1992 and 1991, respectively, and the Bank no longer services these relationships. No such sales occurred during the year ended September 30, 1993.

In fiscal 1993, 1992 and 1991, the Bank sold home equity credit line receivables through asset-backed securitizations, in which home equity credit line receivables were transferred to trusts, and the Bank sold certificates to investors representing ownership interests in the trusts. The amount of receivables sold and gross proceeds received was $340.4, $253.6 and $600.1 million, respectively. Gains recognized on these transactions were $16.8, $15.1 and $25.8 million, respectively, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $530.1 and $457.2 million at September 30, 1993 and 1992, respectively. The Bank is contingently liable under various surety bonds issued in connection with these transactions. See
Note 28.

In September 1991, the Bank sold automobile loan receivables through an asset-backed securitization, in which automobile loan receivables were transferred to a trust, and the Bank sold certificates to investors representing ownership interests in the trust. The amount of receivables sold and gross proceeds received was $113.9 million. A gain of $4.3 million was recognized on this transaction and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trust were $29.6 and $64.2 million at September 30, 1993 and 1992, respectively. The Bank is contingently liable under a surety bond issued in connection with this transaction. See Note 28.

16.  PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

- -----------------------------------------------------------------------
                                         Estimated     September 30,
                                          Useful    -------------------
( DOLLARS IN THOUSANDS )                   Lives      1993      1992
- --------------------------------------- ----------- --------- ---------
  Land                                       -      $ 23,033  $  23,045
  Construction in progress                   -         2,366      2,287
  Buildings and improvements            10-45 years   47,001     49,391
  Leasehold improvements                 5-20 years   44,164     43,652
  Furniture and equipment                5-10 years  106,603    101,289
  Automobiles                             3-5 years      791        233
                                                    --------  ---------
                                                     223,958    219,897
  Less:
    Accumulated depreciation and amortization         88,158     74,171
                                                    --------  ---------
      Total                                         $135,800  $ 145,726
                                                    ========  =========
- -----------------------------------------------------------------------

Depreciation expense amounted to $14.8, $14.5 and $14.2 million for the years ended September 30, 1993, 1992 and 1991, respectively.

17.  LEASES - THE BANK

The Corporations have noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from 1993 to 2019. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1993:

          FISCAL YEAR       (IN THOUSANDS)
- -----------------------------------------------------------------------
            1994             $   8,888
            1995                 7,732
            1996                 7,168
            1997                 6,109
            1998                 5,315
          Thereafter            39,045
                             ---------
             Total           $  74,257
                             =========
- -----------------------------------------------------------------------

Rent expense totaled $9.2, $9.0 and $9.0 million for the years ended September 30, 1993, 1992 and 1991, respectively.

18.  DEPOSIT  ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:


- ---------------------------------------------------------------------------------------------------
                                                                 September 30,
                                             ------------------------------------------------------
                                                        1993                       1992
                                             --------------------------  --------------------------
                                                              Weighted                    Weighted
                                                              Average                     Average
( DOLLARS IN THOUSANDS )                         Amount         Rate        Amount         Rate
- -------------------------------------------  -------------  -----------  -------------  -----------
  Demand accounts                            $      72,518           -   $      51,306          -
  NOW accounts                                     762,566        2.89%        691,908       2.62%
  Money market deposit accounts                  1,196,690        3.28%      1,292,779       3.47%
  Statement savings accounts                       941,289        3.48%        690,328       3.48%
  Other deposit accounts                            50,277        2.99%         47,381       2.99%
  Certificate accounts, less than $100             790,806        4.33%      1,067,816       5.20%
  Certificate accounts, $100 or more                55,877        4.18%         74,440       4.77%
                                             -------------               -------------
    Total                                    $   3,870,023        3.42%  $   3,915,958       3.77%
                                             =============               =============
- ---------------------------------------------------------------------------------------------------

Interest expense on deposit accounts is composed of the following:
- -----------------------------------------------------------------

                                            Year Ended September 30,
                                        -------------------------------
( IN THOUSANDS )                           1993       1992      1991
- --------------------------------------- ---------- --------- ----------
  NOW accounts                           $  18,523  $ 22,442  $  35,048
  Money market deposit accounts             39,430    55,384     97,323
  Statement savings accounts                26,598    26,081     25,008
  Other deposit accounts                     1,381     1,719      2,306
  Certificate accounts                      41,813    75,914    120,905
                                        ---------- --------- ----------
                                           127,745   181,540    280,590
  Custodial accounts                            47        81        120
                                        ---------- --------- ----------
     Total                               $ 127,792  $181,621  $ 280,710
                                        ========== ========= ==========
- -----------------------------------------------------------------------

Outstanding certificate accounts at September 30, 1993 mature in the years indicated as follows:

          Fiscal Year      (IN THOUSANDS)
- -----------------------------------------------------------------------
            1994             $ 639,808
            1995               121,497
            1996                27,794
            1997                21,757
            1998                35,827
                             ---------
             Total           $ 846,683
                             =========
- -----------------------------------------------------------------------

At September 30, 1993, certificate accounts of $100 thousand or more have contractual maturities as indicated below:

                                        (IN THOUSANDS)
- -----------------------------------------------------------------------
  Three months or less                  $  26,931
  Over three months through six months     11,536
  Over six months through 12 months         5,977
  Over 12 months                           11,433
                                        ---------
    Total                               $  55,877
                                        =========
- -----------------------------------------------------------------------

19.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
                    SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:


- -----------------------------------------------------------------------
                                            Year Ended September 30,
                                        -------------------------------
( Dollars in thousands )                   1993       1992      1991
- --------------------------------------- ---------- --------- ----------
Securities sold under repurchase
 agreements:
  Balance at year-end                    $  83,151  $446,367  $     -
  Average amount outstanding during the
   year                                    265,176   123,480    213,185
  Maximum amount outstanding at any
   month-end                               478,534   485,067    471,062
  Amount maturing within 30 days            83,151   446,367        -
  Weighted average interest rate during
   the year                                   3.28%     3.64%      6.96%
  Weighted average interest rate on
   year-end balances                          3.23%     3.36%       -

Other short-term borrowings:
  Balance at year-end                    $   5,115  $  3,954  $   3,459
  Average amount outstanding during the
   year                                      2,212     2,918      4,021
  Maximum amount outstanding at any
   month-end                                 5,115     6,112      7,869
  Amount maturing within 30 days             5,115     3,954      3,459
  Weighted average interest rate during
   the year                                   2.77%     4.03%      6.22%
  Weighted average interest rate on
   year-end balances                          3.71%     4.00%      5.34%

The investment and mortgage-backed securities underlying the repurchase agreements had a book value, including accrued interest, of $85.0 million and had a market value of $85.9 million at September 30, 1993. The securities underlying these agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and have agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1993, the Bank had pledged mortgage-backed securities with a book value of $9.8 million to secure certain other borrowings.

20.  BONDS PAYABLE - THE BANK

Bonds payable represent bonds (term and serial) issued by a local housing finance agency secured by land and two residential apartment buildings having an aggregate net book value of $26.4 and $27.0 million at September 30, 1993 and 1992, respectively. The assets securing these bonds are included in real estate held for investment or sale.

The term bonds amounting to $23.7 million mature November 1, 2006, and currently bear interest at 9.7%. On November 1, 1995, November 1, 1998, November 1, 2001 and November 1, 2004, the interest rate on the outstanding term bonds will be adjusted to be equal to the rate at which such bonds could be sold at par on such date. The term bonds are not redeemable prior to November 1, 1995. On or after such date, the term bonds will be redeemable, in whole or in part, at the option of the Corporations, at a redemption price equal to the principal amount redeemed plus accrued interest to the redemption date. Beginning May 1, 1995, and continuing each November 1 and May 1 thereafter, the term bonds will be
subject to mandatory sinking fund redemption payments.   Such payments will
retire approximately 55.0% of the principal amount of the term bonds prior to November 1, 2006.

Serial bonds amounting to $880 thousand mature from November 1, 1993 to November
1, 1994.   Interest rates on these bonds range from 9.1% to 9.3%.

The aggregate principal payments on the bonds payable outstanding at September 30, 1993 for the next five years are summarized as follows:

          FISCAL YEAR         (IN THOUSANDS)
- -----------------------------------------------------------------------
            1994              $     575
            1995                    630
            1996                    685
            1997                    760
            1998                    830
          Thereafter             21,125
                              ---------
             Total            $  24,605
                              =========

Deferred debt issuance costs, net of accumulated amortization, amounted to $0.8 and $1.1 million at September 30, 1993 and 1992, respectively, and are included in other assets. These amounts are being amortized using the level-yield method over the life of the related debt.

At September 30, 1993, $3.0 million of bond proceeds were held in a restricted cash account by the trustee for the purpose of paying principal and interest on
the bonds in the event that the Corporations are unable to fund payments.   This
amount is included in interest-bearing deposits in the Consolidated Balance Sheets.

21.  NOTES PAYABLE - THE BANK

Notes payable bear interest at rates ranging from 8.9% to 13.0% and are due in varying installments through 2004.

Scheduled repayments of notes payable at September 30, 1993 are as follows:

          FISCAL YEAR         (IN THOUSANDS)
- -----------------------------------------------------------------------
            1994              $     196
            1995                    215
            1996                    236
            1997                    260
            1998                    286
           Thereafter             6,732
                              ---------
             Total            $   7,925
                              =========

22.  FEDERAL HOME LOAN BANK ADVANCES - THE BANK


At September 30, 1993, the Bank had $412,000 of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The interest rates on $225.0 million of the advances adjust quarterly based primarily on the three-month London Interbank Offered Rate ("LIBOR"). At September 30, 1993, the interest rates ranged from 3.07% to 3.20%. The weighted average interest rate on $150.0 million of advances was 3.94% and is fixed for the term of the advances and the interest rate on the remaining $37.0 million of advances was 3.60% and reprices daily.



Advances with the FHLB mature in the years indicated as follows:


              Fiscal Year                         (In thousands)
              -----------                         --------------
                 1994                                $312,000
                 1995                                   --
                 1996                                 100,000
                                                     --------
                                                     $412,000
                                                     ========

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock, qualifying first mortgage loans with a principal balance of $385.8 million and mortgage-backed securities with a book value of $184.0 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1993 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines. Certain documents for each of the mortgage loans have been delivered to the FHLB pursuant to its requirements.

23.  CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders, are composed of the following:

- -----------------------------------------------------------------------
                                           September 30,
                                        --------------------  Interest
( DOLLARS  IN  THOUSANDS )                 1993       1992      Rate
- --------------------------------------- ---------- --------- ----------
Private placement:
  BACOB Savings Bank, s.c.,
       due 1996                          $  10,000  $ 10,000     LIBOR
                                                                 + 3.0%

Public placements:
  Subordinated debentures due 2002          78,500    78,500       13.5%
  Subordinated debentures due 2003          50,000    50,000       15.0%
                                         ---------  --------
    Total                                $ 138,500  $138,500
                                         =========  ========

Deferred debt issuance costs, net of accumulated amortization, amounted to $4.9 and $5.2 million at September 30, 1993 and 1992, respectively, and are included in other assets in the Consolidated Balance Sheets.

In July 1987, the Bank issued $80.5 million of 13.5% Subordinated Capital Debentures (the "1987 Debentures") due July 15, 2002, of which $78.5 million remain outstanding at September 30, 1993. Interest is payable semi-annually on January 15 and July 15 of each year. As of July 15, 1992, the 1987 Debentures are redeemable, in whole or in part, at the option of the Bank. Mandatory annual sinking fund payments on July 15, 2000 and July 15, 2001, each in the amount of 25% of the original principal amount of the 1987 Debentures, will retire 50% of the issue prior to maturity at a redemption price equal to 100% of the principal amount redeemed, plus accrued interest. The net proceeds to the Bank from the sale of the 1987 Debentures were $76.9 million.

In November 1988, the Bank issued $50.0 million of 15.0% Subordinated Capital Debentures (the "1988 Debentures") due November 15, 2003. Interest is payable semi-annually on May 15 and November 15 of each year. As of November 15, 1993, the 1988 Debentures are redeemable, in whole or in part, at the option of the Bank. The Bank may not redeem any portion of the 1988 Debentures unless its outstanding 1987 Debentures have been paid in full. The net proceeds to the Bank from the sale of the 1988 Debentures were $47.6 million.

Subsequent to September 30, 1993, the Bank provided a notice of redemption to holders of the 1987 Debentures and the 1988 Debentures. See Note 31.

The terms of the Indenture Agreements under which the 1988 Debentures and 1987 Debentures were issued provide that the Bank may not pay dividends in the event of a continuing default, nor if the dividend would cause the Bank to fail any regulatory capital requirements. In addition, the dividend may not exceed (i) 50% of the Bank's earnings after September 30, 1987 for the 1988 Debentures and after September 30, 1986 for the 1987 Debentures plus (ii) the net cash proceeds of any sale, after September 30, 1987 for the 1988 Debentures and after September 30, 1986 for the 1987 Debentures, of the Bank's capital stock to any person other than a subsidiary of the Bank or any other entity in which the Corporations have an equity interest plus (iii) the net cash proceeds from the issuance of any indebtedness of the Bank which thereafter has been converted to capital stock.

Regulatory capital requirements limit the amount of subordinated capital notes that may be included in regulatory capital. See Note 26.

24.  PREFERRED STOCK - THE BANK

In April 1993, the Bank sold $75.0 million of its Noncumulative Perpetual Preferred Stock, Series A ("Preferred Stock") in a private offering. Cash dividends on the Preferred Stock are payable quarterly in arrears at an annual rate of 13%. In the event that the Bank's Board of Directors does not declare the full cash dividend payable in any period, the Board of Directors is obligated to declare and pay a dividend in the form of shares of a new series of noncumulative perpetual preferred stock in the amount of the unpaid cash dividend.

The Bank received confirmation from the OTS that the Preferred Stock qualifies for inclusion as tier 1 or core capital and received OTS approval to pay dividends on the Preferred Stock, provided certain conditions are met. The Preferred Stock is not redeemable until May 1, 2003 and is redeemable thereafter at the option of the Bank. Any noncumulative perpetual preferred stock issued as a dividend on the Preferred Stock is redeemable at the option of the Bank at any time after the date of issuance. The holders of the Preferred Stock have no voting rights, except in certain limited circumstances.

Holders of the Preferred Stock will be entitled to receive a liquidating distribution in the amount of $25,000 per share, plus accrued and unpaid dividends for the then-current dividend period in the event of any voluntary liquidation of the Bank, after payment of the deposit accounts and other liabilities of the Bank, and out of the assets available for distribution to shareholders. The Preferred Stock ranks superior and prior to the issued and outstanding common stock of the Bank with respect to dividend and liquidation rights.

25.  RETIREMENT PLAN - THE BANK

The Corporations participate in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, which are discretionary, were three times the employee contribution prior to January 1, 1991, equal to the employee contribution from January 1, 1991 to June 30, 1992 and three times the employee contribution subsequent to June 30, 1992. Corporate contributions were $3.1, $1.5 and $1.5 million for the years ended September 30, 1993, 1992 and 1991, respectively. There are no past service costs associated with the Plan and the Corporations have no liability under the Plan other than their current contributions. The Plan owns 4.0% of the Bank's common stock.

26.  REGULATORY CAPITAL - THE BANK


Under FIRREA, the Bank's regulatory capital requirements at September 30, 1993 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% risk-based capital requirement. At September 30, 1993, the Bank was in compliance with its tangible, core and risk-based regulatory capital requirements. The information below is based upon the Trust's understanding of the applicable regulations and related interpretations.

                                                      ACTUAL                         CAPITAL REQUIREMENT
                                           ----------------------------- -----------------------------------------
                                                            As a % of                    As a % of      Excess
(Dollars  in  thousands )                      Amount        Assets         Amount        Assets        Capital
- --------------------------------------------------------  ------------  -------------  ------------- -------------
Capital per financial statements           $     284,794
Adjustments for tangible and
  core capital:
  Intangible assets                              (55,270)
  Non-includable subsidiaries (1)                 (6,458)
                                           -------------
Total tangible capital                           223,066         4.60%  $      72,665          1.50% $     150,401
                                                           ===========  =============  ============  =============
  Supervisory goodwill                            36,333
                                           -------------

Total core capital (2)                           259,399         5.35%  $     145,330          3.00% $     114,069
                                           -------------  ===========   =============  ============  =============

Tier 1 risk-based capital (2)                    259,399         7.29%        N/A            N/A            N/A
                                           -------------  ===========   =============  ============  =============

Adjustments for risk-based capital:
  Subordinated capital debentures                132,800
  Reserve for general loan losses                 60,548
                                           -------------
  Total supplementary capital                    193,348
  Excess loan loss reserves                      (15,892)
                                           -------------
  Adjusted supplementary capital                 177,456
                                           -------------
  Total available capital                        436,855
  Equity investments (1)                         (20,568)
                                           -------------
Total risk-based capital (2)               $     416,287        11.70%  $     284,528          8.00% $     131,759
                                           =============  ===========   =============  ============  =============
- ------------------------------------------------------------------------------------------------------------------

(1) Reflects an aggregate offset of $6.6 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(2) Under the OTS "prompt corrective action" regulations, the standards for classification as "well-capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

Under OTS regulations that became effective on December 31, 1992, foreclosed assets must be carried at the lower of cost or fair value subsequent to acquisition. See Significant Accounting Policies. In connection with the fair value regulations, the OTS amended its capital regulation to place all assets previously assigned to the 200% risk-weighted category, including foreclosed assets, into the 100% risk-weighted category.

At September 30, 1993, the Bank had $30.6 million in investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are required to be phased out from all three capital requirements according to the following schedule (which reflects OTS approval of the Bank's use of a delayed phase-in period pursuant to legislation enacted in October 1992): 25% beginning July 1, 1991; 40% beginning July 1, 1994; 60% beginning July 1, 1995; and 100% beginning July 1, 1996. At September 30, 1993, the Bank also had $43.3 million in equity investments required to be phased out from total capital for risk-based capital purposes according to the following schedule: 60% beginning July 1, 1993; and 100% beginning July 1, 1994. The OTS adopted a rule which was effective April 19, 1993, eliminating the capital deduction for equity investments that are permissible for national banks.

As of September 30, 1993, the Bank had $52.4 million in supervisory goodwill of which $36.3 million was included in core capital in an amount not to exceed 0.75% of tangible assets beginning January 1, 1993; 0.375% beginning January 1, 1994; and 0% beginning January 1, 1995.

At September 30, 1993, the Bank recorded a net deferred tax asset of $44.8 million which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes. This net deferred tax asset is reported on the Bank's financial statements in accordance with Accounting Principles Board Opinion No. 11 ("APB No. 11"). See Significant Accounting Policies.

On January 20, 1993, the OTS issued Thrift Bulletin 56 ("TB 56") setting forth additional guidance regarding the treatment of net deferred tax assets for regulatory reporting and capital purposes. For regulatory reporting purposes, TB 56 provides that thrift institutions are required to report net deferred tax assets in accordance with SFAS No. 109 as of January 1, 1993, or the beginning of the first fiscal year thereafter, if later (although early adoption of SFAS No. 109 is permitted). Management does not believe that reporting the Bank's net deferred tax asset under SFAS No. 109 will have a material effect on the asset for regulatory reporting purposes.

For regulatory capital purposes, TB 56 generally sets forth a limitation on the amount of a thrift's net deferred tax asset reported under SFAS No. 109 that can be included in a thrift's regulatory capital. However, TB 56 provides a transition rule under which net deferred tax assets reportable as of December 31, 1992 under the standards of APB No. 11 are not subject to this limitation. Because the Bank's net deferred tax asset of $44.8 million at September 30, 1993 is reported under APB No. 11, the Bank believes that the entire amount of this asset is grandfathered under this transition rule. This grandfathering of the Bank's net deferred tax asset will not prevent or otherwise affect future reductions in the asset due to a reversal of timing differences. TB 56 also provides that net deferred tax assets reported under the transition rule remain subject to previously existing rules and supervisory policy, including periodic evaluation as to realizability.

Under OTS "prompt corrective action" regulations which became effective on December 19, 1992, an institution is categorized as "well-capitalized" if it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. The Bank's regulatory capital ratios exceeded the requirements for a well-capitalized institution at September 30, 1993.

27.  TRANSACTIONS WITH RELATED PARTIES - THE BANK

LOANS RECEIVABLE:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1993 is as follows:

                                     ( IN THOUSANDS )
- -----------------------------------------------------------------------
  Balance, September 30, 1992           $   4,142
    Additions                                 613
    Collections                              (453)
                                        ---------
  Balance, September 30, 1993           $   4,302
                                        =========


SERVICES:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Corporations. These services include property management, cafeteria management, insurance brokerage and leasing. Fees for these services were $630, $603 and $460 thousand for the years ended September 30, 1993, 1992 and 1991, respectively.

The law firm in which one director of the Bank is a partner received $2.7, $3.0 and $3.0 million for legal services rendered to the Corporations during the years ended September 30, 1993, 1992 and 1991, respectively.

For the years ended September 30, 1993 and 1992, one of the directors of the Bank was paid $28 and $25 thousand, respectively, for consulting services rendered to the Bank. Two of the directors of the Bank were paid total fees of $220 thousand for the year ended September 30, 1991 for consulting services.

A director of the Bank and his wife are entitled to $125 thousand per year in supplemental retirement benefits under an agreement entered into by the Bank in 1990 in connection with the director's former employment as a Vice Chairman of the Bank. In addition, the director receives compensation under the agreement for his service as a Vice Chairman and for ongoing services provided to the Bank. Amounts paid to the director under this agreement totaled $165 thousand in fiscal 1993.

TAX SHARING AGREEMENT:

The Bank and the other companies in the Trust's affiliated group entered into a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $5.0 and $29.6 million to the Real Estate Trust during the years ended September 30, 1993 and 1991, respectively, under the Tax Sharing Agreement. There were no tax sharing payments made to the Real Estate Trust during the year ended September 30, 1992. OTS approval of the $5.0 million payment in fiscal 1993 was conditioned on a pledge by the Real Estate Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge and after receipt of OTS approval, the Bank made tax sharing payments totaling $4.6 million to the Real Estate Trust subsequent to September 30, 1993. Under the terms of the Bank's written agreement, as amended, with the OTS, the Bank has agreed not to make any tax sharing payments to the Real Estate Trust unless such payments are approved by the OTS. However, the Bank continues to account for income taxes in accordance with the Tax Sharing Agreement. At September 30, 1993 and 1992, the estimated tax sharing payment payable to the Real Estate Trust by the Bank was $21.9 and $13.6 million, respectively.

OTHER:

The Corporations paid $3.5, $3.4 and $3.9 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1993, 1992 and 1991, respectively.

The Corporations own approximately 45% of Avenel Associates Limited Partnership ("Avenel"), which owns a commercial property. The general partner in the partnership is a subsidiary of the B. F. Saul Company. In August 1993, Avenel sold this property and the Bank sold two real estate properties to Saul Holdings. See Note 1. These assets were sold at amounts that exceeded their net carrying values.

28.  FINANCIAL INSTRUMENTS - THE BANK

The Bank, in the normal course of business, is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and assets sold with limited recourse.

The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

COMMITMENTS TO EXTEND CREDIT:

The Bank had approximately $3.3 billion of outstanding commitments to extend credit at September 30, 1993. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

Loans approved but not closed are commitments for fixed or adjustable rate residential loans which are secured by real estate. The Bank currently requires borrowers to obtain private mortgage insurance on all loans where the loan-to-value ratio exceeds 80%.

To manage the potentially adverse impact of interest rate movements on its fixed-rate mortgage loan pipeline, the Bank hedges these loans by entering into whole loan and mortgage-backed security forward sale commitments. At September 30, 1993, the Bank had forward whole loan and mortgage-backed security sale commitments of $30.0 and $169.0 million, respectively. In addition, at September 30, 1993, the Bank had $15.5 million in forward mortgage-backed security purchase commitments related to its hedging activities.

LETTERS OF CREDIT:

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1993, the Bank had written letters of credit in the amount of $73.3 million, of which $66.4 million were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects and $6.9 million were issued to assure payment of specified financial obligations of customers.

Of the total, $35.4 million will expire in fiscal 1994 and the remainder will expire over time through 1998. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Investment and mortgage-backed securities with a book value of $8.6 million were pledged as collateral for certain of these letters of credit at September 30, 1993.

RECOURSE  ARRANGEMENTS:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of credit card, home equity credit line and automobile loan receivables through the asset-backed securitizations described in Note 15. At September 30, 1993, the primary recourse to the Bank was $74.8 million. As a result of recourse provisions, the Bank maintained restricted cash accounts amounting to $125.8 and $96.2 million, at September 30, 1993 and 1992, respectively, which are included in other assets in the Consolidated Balance Sheets.

The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1993, recourse to the Bank under these arrangements was $6.1 million. As security for the payment of funds due under the FHLMC recourse obligations, the Bank is required to post collateral. At September 30, 1993, mortgage-backed securities pledged as collateral under these obligations had a book value of $5.9 million.

CONCENTRATIONS OF CREDIT:

The Bank's principal real estate lending market is the metropolitan Washington, D.C. area. In addition, approximately 16.7% of the Bank's outstanding credit card loans at September 30, 1993 were generated by cardholders residing in the metropolitan Washington, D.C. area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

29.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and
assumptions which must be made.   The estimated fair values of the Bank's
financial instruments at September 30, 1993 are as follows:



                                                                            Carrying                        Fair
( IN THOUSANDS )                                                             Amount                         Value
- --------------------------------------------------------------------------------------------------------------------
Financial assets:
               Cash, due from banks and interest-bearing deposits        $     183,199                 $     183,199
               Loans held for sale                                             176,027                       179,615
               Loans held for securitization and sale                          300,000                       300,000
               Investment securities                                             4,789                         4,822
               Mortgage-backed securities                                    1,501,192                     1,528,060
               Loans receivable, net of reserve                              1,861,753                     1,938,886
               Other financial assets                                          275,609                       275,609

Financial liabilities:
               Deposit accounts with no stated maturities                    3,023,340                     3,023,340
               Deposit accounts with stated maturities                         846,683                       854,398
               Securities sold under repurchase agreements and                 531,973 (1)                   536,831
                 other short-term borrowings, bonds payable, notes
                 payable and Federal Home Loan Bank advances
               Capital notes-subordinated                                      133,596 (1)                   144,153
               Other financial liabilities                                      76,580                        76,580
- --------------------------------------------------------------------------------------------------------------------

(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1993:

CASH, DUE FROM BANKS AND INTEREST-BEARING DEPOSITS: Carrying amount approximates fair value.

LOANS HELD FOR SALE: Fair value is determined using quoted prices for loans, or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

LOANS HELD FOR SECURITIZATION AND SALE: The carrying value of credit card loans held for securitization and sale approximates fair value because such receivables are sold at face value.

INVESTMENT SECURITIES:  Fair value is based on quoted market prices.

MORTGAGE-BACKED SECURITIES: Fair value is based on quoted market prices, dealer quotes or estimates using dealer quoted market prices for similar securities.

LOANS RECEIVABLE, NET OF RESERVE. Fair value of certain homogeneous groups of loans (e.g., single-family residential, non-credit card consumer loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables are generally sold at face value through the Bank's securitization program, such face value is used as the estimated fair value of these receivables. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit card and home equity credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

OTHER FINANCIAL ASSETS: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, excess servicing assets, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value.

DEPOSIT ACCOUNTS WITH NO STATED MATURITIES:   Deposit liabilities payable on
demand, consisting of NOW accounts, money market deposit, statement savings and other deposit accounts, are assumed to have an estimated fair value equal to carrying value. The indicated fair value does not consider the value of the Bank's established deposit customer relationships.

DEPOSIT ACCOUNTS WITH STATED MATURITIES: Fair value of fixed-rate certificates of deposit is estimated based on discounted cash flow analyses using the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposit with similar maturities.

BORROWINGS: These instruments consist of securities sold under repurchase agreements and other short-term borrowings, bonds payable, notes payable and Federal Home Loan Bank advances. For borrowings which either reprice frequently to market interest rates or are short-term in duration, the carrying amount approximates fair value. Fair value of the remaining amounts borrowed is estimated based on discounted cash flow analyses using interest rates currently charged by the lender for comparable borrowings with similar remaining maturities.

CAPITAL NOTES-SUBORDINATED:   Fair value of the 1987 Debentures and 1988
Debentures is based on each issue's call price which approximates market. The carrying amount of the $10.0 million private placement approximates fair value since it has a variable rate.

OTHER FINANCIAL LIABILITIES: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable and other short-term payables approximates fair value.

OFF-BALANCE SHEET INSTRUMENTS: There is no market value associated with the Bank's commitments to extend credit and letters of credit because any prices charged by the Bank are consistent with the prices charged by other companies
for similar agreements.   Fair value of forward commitments is based on the
estimated amount that the Bank would pay to terminate the arrangements at the reporting date, taking into account the remaining terms of the arrangements and the counterparties' credit standing, where applicable.

30.  LITIGATION - THE BANK

The Bank was one of numerous defendants in an action captioned Brandenburg, et al. v. Hogg, et al., which was commenced in the Circuit Court for Montgomery County, Maryland, in March 1989. This lawsuit was the same case dismissed in 1987 by the federal district court, and sought unspecified damages in fraud, breach of fiduciary duty, negligence and conspiracy against the Bank and others for interest lost by depositors of First Maryland Savings and Loan when that savings institution was taken over by the State of Maryland in 1985. On December 18, 1991, the Circuit Court granted summary judgement for the Bank and the other defendants finding that the plaintiffs' claims were barred by the statute of limitations. The plaintiffs filed an appeal of the Court's decision on January 17, 1992. A settlement was reached pursuant to which the plaintiffs dismissed their claims against all parties, including the Bank, in return for a payment of $25 thousand from certain of the other defendants. The plaintiffs filed a motion with the consent of all parties for approval of the settlement by the Court of Appeals. Subsequently, the Court of Appeals approved the settlement.

During the normal course of business, the Corporations are involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of their security interests, and the continued development and marketing of certain of their real estate properties. Although the amounts claimed in some of these suits in which the Corporations are defendants are material, the Corporations deny liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Corporations.

31.  SUBSEQUENT EVENT - THE BANK

On November 23, 1993, the Bank sold $150.0 million 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") and provided a notice of redemption to the holders of the Bank's outstanding 1987 Debentures and 1988 Debentures. The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures and will use approximately $134.2 million of such proceeds to redeem the 1987 Debentures and the 1988 Debentures. The remaining net proceeds will be used for general corporate purposes. The Bank expects to incur a loss of approximately $6.5 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The OTS has approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

The indenture pursuant to which the 1993 Debentures were sold ("the Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock.

32.  COMMITMENTS AND CONTINGENCIES - THE TRUST

In November 1990, the Trust was notified that the Securities and Exchange Commission (the "SEC") had initiated an informal inquiry concerning the Bank's reserves for losses on loans and related matters, and the Bank was requested to provide the SEC with certain documents relating to the Bank covering the period since October 1, 1988. The Real Estate Trust and the Bank have cooperated fully with the SEC's inquiry and, pursuant to the SEC's original request, the last set of documents was produced on February 6, 1991. On March 27, 1992, the Trust received a letter from the SEC staff seeking additional documents in connection with the inquiry. The last documents responsive to this additional request were produced on July 31, 1992. The SEC has not taken any additional action to date with respect to the inquiry. Based upon the information available to it at this time, management believes that the matter should be resolved in a manner that will not result in a material adverse financial impact on the Trust.

The Real Estate Trust has pledged 1,200 shares of its stock in the Bank as security for a term loan made to B.F. Saul Company, a shareholder of the Real Estate Trust.

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result.

33.  INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. The 1993, 1992, and 1991 provisions for income taxes consist of the following:

- ----------------------------------------------------------------------
                                            Year Ended September 30,
                                        ------------------------------
(In thousands)                             1993       1992      1991
- --------------------------------------- ---------  --------  ---------
FEDERAL TAX PROVISION (BENEFIT)
Real Estate Trust - Current              $(15,246)  $(9,750)   $(1,284)
The Bank
     Current                               14,189    16,504     13,191
     Deferred                               8,795    (2,937)   (11,907)
                                        ---------  --------  ---------
Total                                       7,738     3,817        -
                                        ---------  --------  ---------

STATE TAX PROVISION (BENEFIT)
Real Estate Trust - Current                   346        32         58
The Bank
     Current                                3,625     5,332      4,121
     Deferred                                  (6)   (1,796)      (954)
                                        ---------  --------  ---------
Total                                       3,965     3,568      3,225
                                        ---------  --------  ---------

TOTAL TAX PROVISION (BENEFIT)
Real Estate Trust - Current               (14,900)   (9,718)    (1,226)
The Bank
     Current                               17,814    21,836     17,312
     Deferred                               8,789    (4,733)   (12,861)
                                        ---------  --------  ---------
Total                                     $11,703    $7,385     $3,225
                                        =========  ========  =========
- ----------------------------------------------------------------------


As a result of the Trust's increase in its equity interest in the Bank to 80%, for federal income tax purposes, the Bank became a member of the Trust's affiliated group filing consolidated federal income tax returns for taxable years and partial taxable years beginning on or after June 28, 1990. In addition, the companies in the Trust's affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $5.0 and $29.6 million, respectively, to the Trust during fiscal 1993 and 1991. It made no payments during fiscal 1992. Effective June 30, 1991, the Bank agreed with the OTS not to make any further tax sharing payments to the Trust without the permission of OTS; however, the Trust continues to account for income taxes in accordance with the tax sharing agreement.

In recent years, the operations of the Trust have generated significant net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will result in the use of the Trust's net operating losses ("NOL's") to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused tax credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated Federal income tax returns or (ii) the amount of tax refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated Federal income tax return of the group.

At September 30, 1993, the Trust's NOL's for federal income tax purposes were approximately $11.5 million which will expire in 2008. At September 30, 1993, the Trust had a federal alternative minimum tax credit carryforward of $2.7 million.

For the periods presented, the effective income tax rate varies from the statutory federal income tax rate because of the following factors:

- -----------------------------------------------------------------------
                                            Year Ended September 30,
                                        -------------------------------
(In thousands)                             1993       1992      1991
- --------------------------------------- ---------- --------- ----------
REAL ESTATE TRUST
  Computed tax at statutory Federal
   income tax rate                            -         -          -
  Increase (reduction) in taxes
   resulting from:
      Use of current losses to offset
       taxable income                     (15,246)   (9,750)    (1,284)
      State income taxes                      346        32         58
                                        ---------  --------  ---------
            Subtotal                      (14,900)   (9,718)    (1,226)
                                        ---------  --------  ---------

THE BANK
  Computed tax at statutory Federal
   income tax rate                         22,238    12,969     (1,984)
  Increase (reduction) in taxes
   resulting from:
      Purchase accounting basis
       adjustments                          1,915     1,822      4,457
      State franchise tax effect            2,359     2,171      2,091
      Other                                    91       141       (113)
                                        ---------  --------  ---------
            Subtotal                       26,603    17,103      4,451
                                        ---------  --------  ---------

TOTAL COMPANY                             $11,703    $7,385     $3,225
                                        =========  ========  =========
- ----------------------------------------------------------------------

The tax effect of each timing difference resulting in a deferred income tax provision is as follows:

- ----------------------------------------------------------------------
                                            Year Ended September 30,
                                        -------------------------------
(In thousands)                             1993       1992      1991
- --------------------------------------  ---------  --------  ---------
Deferred loan fees                          $(938)   $2,121       $164
Provision for loan losses less than
    (in excess of) deductible amounts      13,477    (8,493)   (25,062)
Depreciation                               (2,864)    1,610      2,587
Valuation allowances                           19        77      5,928
Delinquent interest                           960       346     (2,619)
Real estate mortgage investment conduit    (1,454)     (624)       204
State taxes                                  (211)      -          324
State net operating losses                 (1,577)      -        1,564
Other                                       1,377       230      4,049
                                        ---------  --------  ---------
Total                                      $8,789   $(4,733)  $(12,861)
                                        =========  ========  =========
- ----------------------------------------------------------------------

34.  SHAREHOLDERS EQUITY - THE TRUST

In July 1988, the Trust and an affiliated company, Westminster Investing Corporation ("Westminster"), jointly made a tender offer to purchase all shares of the Trust held by nonaffiliated shareholders at a price of $28 per share. By the terms of the offer, Westminster was to purchase the first 770,000 shares tendered and the Trust to purchase the remainder. Simultaneously, holders of the Trust's 6 1/2% Convertible Subordinated Debentures were notified that they could elect to convert their debentures at the conversion price of $23 per share and tender their new shares at the $28 per share purchase price in the tender offer. Debenture conversions resulted in the issuance of 556,852 shares of $1 par value per share with resulting paid-in surplus of $12.2 million. Including the newly-issued shares, 1,643,953 total shares were tendered, of which 873,953 were purchased by the Trust as treasury shares in fiscal 1988. The approximate cost of this transaction to the Trust was $25 million. At a meeting on October 24, 1988, shareholders approved a merger pursuant to which the Trust and its affiliates would acquire the remaining equity ownership of the Trust (approximately 3% of the outstanding shares) at $28 per share. In fiscal 1989, the Trust acquired an additional 161,399 shares at an approximate cost of $5 million.

In June 1990, the Trust acquired from affiliated companies an additional equity interest in the bank. The acquisition raised the Trust's ownership share of the Bank to 80%. In exchange for the interest acquired, the Trust issued 450,000 shares of a new class of $10.50 cumulative preferred shares of beneficial interest with a par value of $1 ("preferred shares"). The transaction has been accounted for at historical cost in a manner similar to the pooling of interests method because the entities are considered to be under common control.

In addition, the Trust acquired two real estate properties from Westminster in June 1990, and assumed the related debt of $2.5 million in exchange for 66,000 preferred shares. The transaction has been accounted for at historical cost because the entities are considered to be under common control. The debt assumed by the Trust exceeded the carrying amount of the properties by $736,000. Accordingly, this transaction had no effect on total shareholders' equity. The $736,000 excess will remain on the Real Estate Trust's balance sheet until the property is sold to an independent party.

At September 30, 1993, 1992, and 1991, the amount of dividends in arrears on the preferred shares was $15,808,500 ($30.64 per share), $10,390,500 ($20.14 per share), and $4,972,500 ($9.64 per share), respectively.

35.  QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

- ---------------------------------------------------------------------------------------------------------------------

                                                                         Year Ended September 30, 1993
                                                           ----------------------------------------------------------
(In thousands, except per share amounts)                     December         March          June         September
- ---------------------------------------------------------- -------------  -------------  -------------  -------------
Real Estate Trust
  Total income                                                  $24,250        $23,205        $25,257        $20,533
  Operating loss                                                 (6,962)        (7,388)        (6,465)       (23,680)

The Bank
  Interest income                                                92,144         87,745         83,243         85,682
  Interest expense                                               44,988         41,188         40,281         41,061
  Provision for loan losses                                     (27,754)       (15,207)       (12,933)        (6,619)
  Gain (loss) on real estate held for investment                (19,601)           978             38          5,863
  Gain on sales of credit card relationships, loans and
      mortgage-backed securities                                 12,664          5,820          2,390         10,501
  Operating income                                                1,266         21,670         20,823         20,090

Total Company
  Operating income (loss) before income taxes, extraordinary
      items and minority interest                                (5,696)        14,282         14,358         (3,590)
  Income (loss) before extraordinary items and minority
      interest                                                   (5,928)         9,962          8,272         (4,655)
  Extraordinary items                                               -            2,554          4,790            394
  Income (loss) before minority interest                         (5,928)        12,516         13,062         (4,261)
  Net income (loss)                                              (6,046)         9,910          9,033         (8,424)
  Net income (loss) per common share                              (1.53)          1.77           1.59          (2.03)
- ---------------------------------------------------------------------------------------------------------------------

                                                                         Year Ended September 30, 1992
                                                           ----------------------------------------------------------
(In thousands, except per share amounts)                     December         March          June         September
- ---------------------------------------------------------- -------------  -------------  -------------  -------------
Real Estate Trust
  Total income                                                  $24,666        $23,789        $26,109        $25,615
  Operating loss                                                 (7,221)        (8,230)        (5,140)        (7,920)

The Bank
  Interest income                                               112,262        105,257         94,080         91,434
  Interest expense                                               65,451         54,309         49,282         45,719
  Provision for loan losses                                     (27,061)       (12,990)       (34,692)       (14,319)
  Loss on real estate held for investment                        (3,285)        (2,525)       (43,385)        (1,454)
  Gain on sales of credit card relationships, loans and
      mortgage-backed securities                                 17,710          1,447         21,843          3,259
  Operating income (loss)                                        20,468         18,206        (21,032)        25,767

Total Company
  Operating income (loss) before income taxes, extraordinary
      items and minority interest held by affiliates             13,247          9,976        (26,172)        17,847
  Income (loss) before extraordinary items and minority interest
      held by affiliates                                          6,946          5,111        (16,856)        12,312
  Extraordinary items                                             4,132          2,855         (7,119)         3,817
  Income (loss) before minority interest held by affiliates      11,078          7,966        (23,975)        16,129
  Net income (loss)                                               8,733          5,866        (21,882)        13,220
  Net income (loss) per common share                               1.53           0.93          (4.81)          2.46
- ---------------------------------------------------------------------------------------------------------------------

36.  INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank please refer to the "Banking" sections of the accompanying financial statements.

- ---------------------------------------------------------------------------------------------------------------------0
                                                                                    Year Ended September 30
                                                                          -------------------------------------------
(In thousands)                                                                1993           1992           1991
- ------------------------------------------------------------------------  ------------  -------------  -------------
INCOME
Commercial properties                                                          $45,736        $51,489        $54,035
Hotels                                                                          45,385         46,628         45,769
Other                                                                            2,124          2,062          2,209
                                                                          ------------  -------------  -------------
                                                                               $93,245       $100,179       $102,013
                                                                          ============  =============  =============


OPERATING PROFIT (LOSS)
Commercial properties                                                          $24,316        $28,531        $28,324
Hotels                                                                           7,228          7,937          5,812
Other                                                                             (252)           (90)          (259)
                                                                          ------------  -------------  -------------
                                                                                31,292         36,378         33,877
Gain (loss) on sales of property                                                   184           (546)        20,308
Interest and debt expense (net of interest capitalized)                        (53,499)       (53,024)       (60,111)
Advisory fee, management and leasing fees - related
    parties                                                                     (7,249)        (7,093)        (9,036)
General and administrative                                                      (2,407)        (4,226)        (5,073)
Abandoned development costs                                                    (12,816)           -              -
                                                                          ------------  -------------  -------------
Operating loss                                                                $(44,495)      $(28,511)      $(20,035)
                                                                          ============  =============  =============

IDENTIFIABLE ASSETS (AT YEAR END)
Commercial properties:
  Operating properties                                                         $87,142       $183,731       $186,045
  Properties under development                                                     -              640            669
Hotels - operating properties                                                   82,472         83,897         86,541
Other                                                                           50,942         66,110         72,833
                                                                          ------------  -------------  -------------
                                                                              $220,556       $334,378       $346,088
                                                                          ============  =============  =============

DEPRECIATION
Commercial properties                                                           $7,712         $8,542         $9,749
Hotels                                                                           4,660          4,728          4,858
Other                                                                               85            130            220
                                                                          ------------  -------------  -------------
                                                                               $12,457        $13,400        $14,827
                                                                          ============  =============  =============

CAPITAL EXPENDITURES
Commercial properties:
  Operating properties                                                          $5,996         $3,814         $4,722
  Properties under development                                                     -               32             64
Hotels - operating properties                                                    1,458          2,279          2,822
Other                                                                               11             68            112
                                                                          ------------  -------------  -------------
                                                                                $7,465         $6,193         $7,720
                                                                          ============  =============  =============
- ---------------------------------------------------------------------------------------------------------------------

37.  CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30
                                                                                         ---------------------------
(In thousands)                                                                               1993           1992
- ---------------------------------------------------------------------------------------  ------------   ------------
ASSETS
Income-producing properties                                                                  $224,982       $350,166
    Accumulated depreciation                                                                  (62,626)       (95,466)
                                                                                         ------------   ------------
                                                                                              162,356        254,700
Land parcels                                                                                   38,411         50,981
Equity investment in savings bank                                                             129,968         85,655
Cash and cash equivalents                                                                       2,710            628
Other assets                                                                                   17,079         28,069
                                                                                         ------------   ------------
               Total assets                                                                   350,524        420,033
                                                                                         ============   ============
LIABILITIES
Mortgage notes payable                                                                       $264,776       $429,968
Notes payable - unsecured due 1992-2003                                                        38,661         50,417
Deferred gains - real estate                                                                  109,027          4,687
Other liabilities and accrued expenses                                                         37,689         37,688
                                                                                         ------------   ------------
               Total liabilities                                                              450,153        522,760
                                                                                         ------------   ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)*                                                         (99,629)      (102,727)
                                                                                         ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $350,524       $420,033
                                                                                         ============   ============

*Consolidated Statements of Shareholders' Equity
- --------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------------------------------------------
                                                                               For the Year Ended September 30
                                                                          -----------------------------------------
(In thousands)                                                                1993           1992           1991
- ------------------------------------------------------------------------  ------------   ------------  ------------
Total income                                                                   $93,245       $100,179       $102,013
Total expenses                                                                (137,256)      (127,936)      (142,144)
Equity in losses of partnership investments                                       (668)          (208)          (212)
Gain (loss) on sales of property                                                   184           (546)        20,308
                                                                          ------------   ------------   ------------
Real estate operating loss                                                     (44,495)       (28,511)       (20,035)
Equity in earnings (losses) of savings bank                                     49,314         34,612         (7,166)
                                                                          ------------   ------------   ------------
Total company operating income (loss)                                            4,819          6,101        (27,201)
Provision for income taxes                                                         346             32             58
                                                                          ------------   ------------   ------------
Income (loss) before extraordinary item                                          4,473          6,069        (27,259)
Extraordinary item: loss on early extinguishment of debt                           -             (132)           -
                                                                          ------------   ------------   ------------
TOTAL COMPANY NET INCOME (LOSS)                                                 $4,473         $5,937       $(27,259)
                                                                          ============   ============   ============
- --------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS


 -------------------------------------------------------------------------------------------------------------------------
                                                                                   For the Year Ended September 30
                                                                              ------------------------------------------
(In thousands)                                                                   1993           1992           1991
- ----------------------------------------------------------------------------  ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $4,473         $5,937       $(27,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation                                                                      12,457         13,400         14,827
  Abandoned development costs                                                       13,104            -              -
  Loss (gain) on sales of property                                                    (184)           546        (20,308)
  Equity in losses (earnings) of savings bank                                      (49,314)       (34,612)         7,166
  Decrease (increase) in accounts receivable and accrued income                         98          2,906         (1,380)
  Increase in accounts payable and accrued expenses                                  7,047         11,594          5,700
  Other                                                                              9,170           (655)         4,880
                                                                              ------------   ------------   ------------
Net cash used in operating activities                                               (3,149)          (884)       (16,374)
                                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                                   (7,465)        (6,193)        (7,720)
Property sales                                                                       3,780          4,908         34,544
Equity investment in unconsolidated entities                                         4,850            (58)        28,049
Other investing activities                                                             836             10            458
                                                                              ------------   ------------   ------------
Net cash provided by (used in) investing activities                                  2,001         (1,333)        55,331
                                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                         8,787         40,590         12,725
Repayments of long-term debt                                                       (24,519)       (35,747)       (52,357)
Costs of obtaining financings                                                       (1,170)        (4,674)          (577)
Proceeds from the issuance of redeemable preferred stock                            21,507            -              -
Dividends paid                                                                      (1,375)           -           (1,500)
                                                                              ------------   ------------   ------------
Net cash provided by (used in) financing activities                                  3,230            169        (41,709)
                                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                                 2,082         (2,048)        (2,752)
Cash and cash equivalents at beginning of year                                         628          2,676          5,428
                                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year                                            $2,710           $628         $2,676
                                                                              ============   ============   ============
- --------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S STATEMENT ON RESPONSIBILITY

      The Consolidated Financial Statements and related financial information in this report have been prepared by the Advisor (management) in accordance with generally accepted accounting principles appropriate in the circumstances, based on best estimates and judgments, with consideration given to materiality.

      The Trust maintains a system of internal accounting controls supported by documentation to provide reasonable assurance that the books and records reflect authorized transactions of the Trust, and that the assets of the Trust are safeguarded.

      The Board of Trustees exercises its responsibility for the Trust's financial statements through its Audit Committee, which is composed of two outside Trustees who meet periodically with the Trust's independent accountants and management. The Committee considers the audit scope, discusses financial and reporting subjects, and reviews management actions on these matters. The independent accountants have full access to the Audit Committee.

      The independent accountants are recommended by the Audit Committee and confirmed by the Board. They provide an objective assessment of the degree to which management meets its responsibility for fairness and accuracy in financial reporting and regularly evaluate the system of internal accounting controls, performing such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements. Management believes that the policies and procedures it has established provide reasonable assurance that its operations are conducted in conformity with law and a high standard of business conduct.

                              SIGNATURES


     In accordance with the requirments of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1994.

                                       B.F. SAUL REAL ESTATE
                                       INVESTMENT TRUST

                                       By: /s/ PHILIP D. CARACI
                                          _____________________________
                                          Philip D. Caraci
                                          Senior Vice President

                                       By: /s/ ROSS E. HEASLEY
                                          _____________________________
                                          Ross E. Heasley
                                          Vice President