Form 10-Q
period 1993-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-02-14
CIK 86902

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 31, 1993
                               ------------------------------------------------
                                        OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------
Commission file number:  1-7184

                      B. F. SAUL REAL ESTATE INVESTMENT TRUST
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MARYLAND                                      52-6053341
    -----------------------------                     ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   8401 CONNECTICUT AVENUE,
   CHEVY CHASE, MARYLAND                                20815
   -------------------------------------               --------
  (Address of principal executive offices)            (Zip Code)


                                    (301) 986-6000
              --------------------------------------------------
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.          Yes /X/  No / /

      The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 10, 1994, was 4,826,910.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE

      Item 1.  FINANCIAL STATEMENTS

               (a) Consolidated Balance Sheets at December 31,1993 and
                   September 30, 1993. . . . . . . . . . . . . . . . . .     3

               (b) Consolidated Statements of Operations and Defi-
                   cit for the three-month periods ended December
                   31, 1993 and 1992. . . . . . . . . . . . . . . . . .      4

               (c) Consolidated Statements of Cash Flows for the
                   three-month periods ended December 31, 1993 and
                   1992 . . . . . . . . . . . . . . . . . . . . . . . .      6

               (d) Notes to Consolidated Financial Statements. . . . . .     8

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               (a)  Financial Condition
                        Real Estate. . . . . . . . . . . . . . . . . . .    16

                        Banking. . . . . . . . . . . . . . . . . . . . .    17

               (b)  Liquidity and Capital Resources
                        Real Estate. . . . . . . . . . . . . . . . . . .    43

                        Banking . . . . . . . . . . . . . . . . . . . . .   46
                              Liquidity . . . . . . . . . . . . . . . . .   46
                              Capital . . . . . . . . . . . . . . . . . .   48

               (c)  Results of Operations
                        Three Months Ended December 31, 1993
                        Compared to Three Months Ended December
                        31, 1992
                        Real Estate . . . . . . . . . . . . . . . . . . .   52

                        Banking . . . . . . . . . . . . . . . . . . . . .   56

PART II.  OTHER INFORMATION

      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . .   64

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)


- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31      September 30
(Dollars in thousands)                                                                               1993               1993
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE
Income-producing properties
     Commercial                                                                                    $   109,796       $   109,513
     Hotel                                                                                             110,309           111,484
     Other                                                                                               4,543             3,985
                                                                                                   ------------      ------------
                                                                                                       224,648           224,982
     Accumulated depreciation                                                                          (64,684)          (62,626)
                                                                                                   ------------      ------------
                                                                                                       159,964           162,356
Land parcels                                                                                            38,416            38,411
Cash and cash equivalents                                                                                1,668             2,710
Other assets                                                                                            54,792            17,079
                                                                                                   ------------      ------------
               Total real estate assets                                                                254,840           220,556
- ---------------------------------------------------------------------------------------------------------------------------------
BANKING
Cash and due from banks                                                                                162,643           178,508
Interest-bearing deposits                                                                               24,056             4,691
Federal funds sold                                                                                      30,000               --
Investment securities (market value $4,796 and $4,822, respectively)                                     4,796             4,789
Loans held for sale                                                                                    211,476           176,027
Loans held for securitization and sale                                                                 300,000           300,000
Mortgage-backed securities (market value $1,351,066 and $1,528,060, respectively)                    1,351,066         1,501,192
Loans receivable (net of reserve for losses of $66,940 and $68,040, respectively)                    2,270,629         1,861,753
Federal Home Loan Bank stock                                                                            31,543            31,150
Real estate held for investment or sale (net of reserve for losses of $111,463
          and $111,644, respectively)                                                                  367,647           388,459
Property and equipment, net                                                                            138,836           135,800
Cost in excess of net assets acquired, net                                                               8,593             9,383
Excess servicing assets, net                                                                            22,115            27,573
Purchased mortgage servicing rights, net                                                                18,449            20,472
Other assets                                                                                           188,750           232,974
                                                                                                   ------------      ------------
               Total banking assets                                                                  5,130,599         4,872,771
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $ 5,385,439       $ 5,093,327
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES

REAL ESTATE
Mortgage notes payable                                                                             $   264,914       $   264,776
Notes payable - unsecured due 1993-2003                                                                 39,887            38,661
Deferred gains - real estate                                                                           109,253           109,027
Other liabilities and accrued expenses                                                                  38,712            37,689
                                                                                                   ------------      ------------
               Total real estate liabilities                                                           452,766           450,153
- ---------------------------------------------------------------------------------------------------------------------------------
BANKING
Deposit accounts                                                                                     3,946,272         3,870,023
Securities sold under repurchase agreements and other short-term borrowings                            194,189            88,266
Bonds payable                                                                                           24,320            24,605
Notes payable                                                                                            7,877             7,925
Federal Home Loan Bank advances                                                                        474,500           412,000
Custodial accounts                                                                                      23,857            25,925
Amounts due to banks                                                                                    26,262            26,723
Other liabilities and accrued expenses                                                                  33,896            40,034
Capital notes -- subordinated                                                                          160,000           138,500
                                                                                                   ------------      ------------
               Total banking liabilities                                                             4,891,173         4,634,001
- ---------------------------------------------------------------------------------------------------------------------------------
Minority interest held by affiliates                                                                    36,646            34,495
Minority interest -- other                                                                              74,307            74,307
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    5,454,892         5,192,956
- ---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
     authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                    516               516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642             6,642
Paid-in surplus                                                                                         92,943            92,943
Deficit                                                                                               (134,287)         (157,882)
Net unrealized holding gain(s)                                                                           6,581               --
                                                                                                   ------------      ------------
                                                                                                       (27,605)          (57,781)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)          (41,848)
                                                                                                   ------------      ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                                   (68,892)          (99,629)
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                             $   5,385,439       $ 5,093,327
- ---------------------------------------------------------------------------------------------------------------------------------
See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- --------------------------------------------------------------------------------

                                                                                                   For the Three Months
                                                                                                     Ended December 31
                                                                                             ----------------------------------

(In thousands, except per share amounts)                                                          1993                1992
                                                                                             --------------      --------------
REAL ESTATE
INCOME
- ------
Commercial properties                                                                        $       3,723       $      12,997
Hotels                                                                                              10,682              10,781
Other                                                                                                  449                 472
                                                                                             --------------      --------------
Total income                                                                                        14,854              24,250
- -------------------------------------------------------------------------------------------------------------------------------
EXPENSES
- --------
Direct operating expenses:
     Commercial properties                                                                           1,705               3,651
     Hotels                                                                                          7,905               8,028
     Land parcels and other                                                                            329                 372
Interest expense                                                                                     9,764              12,835
Amortization of debt expense                                                                           479                 635
Depreciation                                                                                         2,075               3,134
Advisory, management and leasing fees - related parties                                              1,533               1,684
General and administrative                                                                             501                 334
Write-down of real estate to net realizable value                                                    1,380                 --
                                                                                             --------------      --------------
Total expenses                                                                                      25,671              30,673
- -------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of partnership investments                                                          725                 --
- -------------------------------------------------------------------------------------------------------------------------------
Loss on sales of property                                                                       --                        (539)
- -------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                   $     (10,092)      $      (6,962)
- -------------------------------------------------------------------------------------------------------------------------------
BANKING

INTEREST INCOME
- ---------------
Loans                                                                                        $      59,164       $      62,135
Mortgage-backed securities                                                                          20,769              25,906
Investment securities                                                                                   81               2,789
Other                                                                                                1,642               1,314
                                                                                             --------------      --------------
Total interest income                                                                               81,656              92,144
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
- ----------------
Deposit accounts                                                                                    31,383              33,582
Short-term borrowings                                                                                3,218               4,769
Long-term borrowings                                                                                 7,619               6,637
                                                                                             --------------      --------------
Total interest expense                                                                              42,220              44,988
                                                                                             --------------      --------------
Net interest income                                                                                 39,436              47,156
Provision for loan losses                                                                          (12,095)            (27,754)
- -------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                 27,341              19,402
- -------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Credit card fees                                                                                     7,401               7,461
Loan servicing fees                                                                                 15,111              12,871
Deposit service fees                                                                                 4,893               4,636
Gain on sales of trading securities, net                                                               808                 --
Loss on real estate held for investment or sale, net                                                  (284)            (19,601)
Gain on sales of credit card relationships, loans and mortgage-backed securities, net                2,490              12,664
Gain on sales of mortgage servicing rights, net                                                      2,572               1,724
Other                                                                                                2,338               1,803
                                                                                             --------------      --------------
Total other income                                                                                  35,329              21,558
- -------------------------------------------------------------------------------------------------------------------------------

Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------

                                                                                                    For the Three Months
                                                                                                      Ended December 31
                                                                                             ----------------------------------

(In thousands, except per share amounts)                                                          1993               1992
- -------------------------------------------------------------------------------------------------------------------------------
BANKING (CONTINUED)
OPERATING EXPENSES
Salaries and employee benefits                                                               $      21,406       $      16,308
Loan expenses                                                                                        6,474               2,699
Property and equipment                                                                               6,331               5,932
Advertising expenses                                                                                 7,305               1,369
Computer expenses                                                                                    6,334               5,708
Deposit insurance premiums                                                                           2,958               2,329
Amortization of cost in excess of net assets acquired                                                  516                 744
Other                                                                                                5,351               4,605
                                                                                             --------------      --------------
Total operating expenses                                                                            56,675              39,694
- -------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                             5,995               1,266
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating loss before income taxes, extraordinary items,
    cumulative effect of change in accounting principle, and minority interest               $      (4,097)      $      (5,696)
Provision for income taxes                                                                              86                 232
                                                                                             --------------      --------------
Loss before extraordinary items, cumulative effect of change in accounting principle
    and minority interest                                                                           (4,183)             (5,928)
Extraordinary items:
    Loss on early extinguishment of debt, net of taxes of $733                                      (9,743)                --
                                                                                             --------------      --------------
Loss before cumulative effect of change in accounting principle and minority interest              (13,826)             (5,928)
Cumulative effect of change in accounting principle                                                 40,464                 --
                                                                                             --------------      --------------
Income (loss) before minority interest                                                              26,538              (5,928)
Minority interest held by affiliates                                                                   505                (118)
Minority interest -- other                                                                          (2,438)                --
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                                     23,595              (6,046)

DEFICIT
Beginning of period                                                                               (157,882)           (160,980)
                                                                                             --------------      --------------
End of period                                                                                $    (134,287)      $    (167,026)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                           $      22,240       $      (7,401)
NET LOSS PER COMMON SHARE
Loss before extraordinary items, cumulative effect
  of change in accounting principle and minority interest                                    $       (1.14)      $       (1.51)
Extraordinary items:
    Loss on early extinguishment of debt, net of taxes                                               (2.02)                --
                                                                                             --------------      --------------
Loss before cumulative effect of change in accounting
  principle and minority interest                                                                    (3.16)              (1.51)
Cumulative effect of change in accounting principle                                                   8.38                 --
                                                                                             --------------      --------------
Income (loss) before minority interest                                                                5.22               (1.51)
Minority interest held by affiliates                                                                 (0.10)              (0.02)
Minority interest - other                                                                            (0.51)                --
- -------------------------------------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE                                                                    $       (4.61)      $       (1.53)
- -------------------------------------------------------------------------------------------------------------------------------


See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- --------------------------------------------------------------------------------


                                                                                                   For the Three Months
                                                                                                     Ended December 31
                                                                                             ----------------------------------

(In thousands)                                                                                      1993                1992
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
REAL ESTATE
Net income (loss)                                                                            $      21,574       $      (6,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation                                                                               2,075               3,134
          Loss on sales of property                                                                    --                  539
          Increase in accounts receivable and accrued income                                          (858)                (24)
          Increase (decrease) in accounts payable and accrued expenses                              (1,319)              2,238
          (Increase) decrease in tax sharing receivable                                                --                 (445)
          Other                                                                                    (27,267)               5,787
                                                                                             --------------      --------------
                                                                                                    (5,795)              4,709
                                                                                             --------------      --------------
BANKING
Net income                                                                                           2,021                 474
Adjustments to reconcile net income to net cash provided by operating activities:
          Accretion of premiums, discounts and deferred loan fees                                     (614)             (3,192)
          Depreciation and amortization                                                              4,605               3,999
          Amortization of cost in excess of net assets acquired, purchased                             --                  --
              mortgage servicing rights and excess servicing assets                                  8,873               4,956
          Loss on extinguishment of debt                                                            10,476                 --
          Tax effect of net unrealized holding gains                                                (5,384)                --
          Provision for loan losses                                                                 12,095              27,754
          Net fundings of loans held for sale                                                     (370,761)           (215,665)
          Proceeds from sales of trading securities                                                205,109                 --
          Proceeds from sales of loans and securities held for sale and/or
              securitization                                                                       181,650             570,906
          Equity (earnings) loss from investments in limited partnerships                             (461)                (15)
          (Gain) loss on real estate held for investment or sale                                    (2,615)                702
          Provision for losses on real estate held for investment or sale                            3,867              22,694
          Gain on sales of trading securities, net                                                    (808)                --
          Gain on sales of credit card relationships, loans and mortgage-backed
              securities, net                                                                       (2,490)            (12,664)
          Gain on sales of mortgage servicing rights, net                                           (2,572)             (1,724)
          Minority interest held by affiliates                                                         505                118
          Minority interest - other                                                                  2,438                 --
          Increase in other assets                                                                  40,410             (14,584)
          Increase (decrease) in other liabilities and accrued expenses                             (6,599)             (2,088)
          Increase (decrease) in tax sharing payable                                                   --                  445
          Other, net                                                                                 1,618               2,755
                                                                                             --------------      --------------
                                                                                                    78,894             383,497
                                                                                             --------------      --------------
Net cash provided by operating activities                                                           73,099             388,206
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
REAL ESTATE
Capital expenditures - properties                                                                   (1,037)             (3,928)
Property sales                                                                                         --                  386
Equity investment in unconsolidated entities                                                           112                 (28)
Other investing activities                                                                               6                   3
                                                                                             --------------      --------------
                                                                                                      (919)             (3,567)
                                                                                             --------------      --------------
BANKING
Proceeds from sales of loans                                                                           --                4,553
Net proceeds from sales of real estate                                                              22,448              24,191
Net proceeds from sales of mortgage servicing rights                                                 2,572               1,724
Net fundings of loans receivable                                                                  (302,692)            114,381
Principal collected on mortgage-backed securities                                                  162,319             128,827
Purchases of mortgage-backed securities                                                            (48,636)            (40,550)
Purchases of loans receivable                                                                      (97,505)            (76,743)
Purchases of property and equipment                                                                 (4,694)             (1,606)
Purchases of mortgage servicing rights                                                                (876)             (3,723)
Disbursements for real estate held for investment or sale                                          (23,736)             (6,673)
Other investing activities, net                                                                        708              (5,713)
                                                                                             --------------      --------------
                                                                                                  (290,092)            (90,094)
                                                                                             --------------      --------------
Net cash provided by (used in) investing activities                                               (291,011)            (93,661)
- -------------------------------------------------------------------------------------------------------------------------------

Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- --------------------------------------------------------------------------------

                                                                                                    For the Three Months
                                                                                                      Ended December 31
                                                                                             ----------------------------------

(In thousands)                                                                                      1993                1992
- ---------------------------------------------------------------------------------------      ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
REAL ESTATE
Proceeds from mortgage financing                                                             $         461       $       1,900
Repayments of mortgages                                                                                --                  --
Principal curtailments of mortgages                                                                   (323)               (249)
Proceeds from sales of unsecured notes                                                               3,005               1,187
Repayments of unsecured notes                                                                       (1,779)             (3,846)
Costs of obtaining financings                                                                         (277)               (576)
                                                                                             --------------      --------------
                                                                                                     1,087              (1,584)
                                                                                             --------------      --------------
BANKING
Proceeds from customer deposits and sales of certificates of deposit                             2,903,083           2,607,133
Customer withdrawals of deposits and payments for maturing certificates of                      (2,826,834)         (2,668,746)
    deposit
Net increase (decrease) in securities sold under repurchase agreements                             106,006            (248,370)
Advances from Federal Home Loan Bank                                                               283,000             100,000
Repayments of advances from Federal Home Loan Bank                                                (220,500)            (50,000)
Proceeds from other borrowings                                                                      18,163              13,205
Repayments of other borrowings                                                                     (18,579)            (14,223)
Cash dividends paid on preferred stock                                                              (2,438)                --
Repayment of capital notes - subordinated                                                         (134,153)                --
Net proceeds from issuance of capital notes - subordinated                                         143,603                 --
Other financing activities, net                                                                     (2,068)                (50)
                                                                                             --------------      --------------
                                                                                                   249,283            (261,051)
                                                                                             --------------      --------------
Net cash provided by (used in) financing activities                                                250,370            (262,635)
- --------------------------------------------------------------------------------------       --------------      --------------
Net increase in cash and cash equivalents                                                           32,458              31,910
Cash and cash equivalents at beginning of period                                                   185,909             121,169
                                                                                             --------------      --------------
Cash and cash equivalents at end of period                                                   $     218,367       $     153,079
===============================================================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                 $      56,625       $      57,580
        Income taxes                                                                                   220                 214

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                           1,198                 656
    Loans receivable exchanged for mortgage-backed securities                                          --               51,956
    Loans held for sale exchanged for mortgage-backed securities held for sale                     155,475             190,026
    Mortgage-backed securities transferred to loans and securities held for sale                       --              131,390
    Loans made in connection with the sale of real estate                                            5,993              23,576
    Loans receivable transferred to real estate acquired in settlement of loans                      1,200              18,113
    In-substance foreclosures transferred to loans receivable                                       15,008                 --
    Loans held for securitization and sale transferred to loans receivable                             --                5,823
    Investment securities transferred to investment securities available for sale                    4,789                 --
    Mortgage-backed securities transferred to mortgage-backed securities
        available for sale                                                                       1,501,192                 --


- -------------------------------------------------------------------------------------------------------------------------------


See summary of significant accounting policies and notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1993. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. The accompanying financial statements included the accounts of the Trust and its wholly-owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties and operation of hotels. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Savings Bank, F.S.B., and its subsidiaries (the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

3. The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.
As a result of the Trust's acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Trust's affiliated group filing consolidated federal income tax returns. The current effect of the Trust's consolidation of the Bank's operations into its federal income tax return results in the use of the Trust's net operating losses and net operating loss carryforwards to reduce the federal income taxes the Bank would otherwise owe. For the three months ended December 31, 1993, the Bank's taxable income was partially offset by the Real Estate Trust's current operating loss. In addition, the Bank's taxable income in excess of the Real Estate Trust's current taxable loss enabled the Trust to utilize operating loss carryovers. This utilization is reflected on the statement of operations as an extraordinary item.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The statement requires the disclosure of the approximate tax effects of temporary differences and carryforwards, as well as a valuation allowance if it is more likely than not that the some portion of the deferred tax asset will not be realized.

     On October 1, 1993, the Trust adopted SFAS 109. The components of the net deferred tax asset are as follows as of December 31, 1993:

Description                                 Bank         Trust           Total
- -----------                                ------        ------         -------
Provision for Losses in Excess
  of Deductions                            58,865            -          58,865
Property                                       -          5,824          5,824
Net Operating Losses                          495         4,548          5,043
Real Estate Mortgage Investment Conduit     4,065            -           4,065
Alternative Minimum Tax Credit                 -          2,700          2,700
Partnership Investments                        -          1,219          1,219
Deferred Loan Fees                          1,099            -           1,099
Deferred Gains                                 -         (4,704)        (4,704)
Mark To Market                            (10,899)           -         (10,899)
Depreciation                              (10,172)        1,658         (8,514)
Other                                      (4,511)           -          (4,511)
Purchase Accounting                          (347)       (2,804)        (3,151)
                                          --------       -------       --------
     Total                                 38,595         8,441         47,306
                                                                       ========
             *Amounts in Thousands

     The adoption of SFAS 109 on October 1, 1993 had the effect of increasing the trust's net deferred tax asset by approximately $36.9 million. In the opinion of management, the net deferred tax asset will be realized through projected future earnings primarily attributable to the bank and available tax planning strategies.

4.  BANKING:

LOANS HELD FOR SALE:

      At December 31, 1993 and September 30, 1993, loans held for sale is componsed of single-family residential loans.


LOANS HELD FOR SECURITIZATION AND SALE:

      At December 31, 1993 and September 30, 1993, loans held for securitization and sale are composed of credit card receivables.


SECURITIES:

      INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES:

Effective October 1, 1993, the Bank adopted Statement of
Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which was issued in May 1993. SFAS 115 requires institutions to classify and account for debt and equity securities in one of the three following categories:

1. Debt securities that an institution has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

2. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. See
"Trading Securities."

3. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of the related tax effect.

At December 31, 1993, all investment securities and mortgage-backed securities held by the Bank are classified as available-for-sale and recorded at fair value. At December 31, 1993, net unrealized holding gains in the amount of $8,227, net of the related income tax effect, are included in a separate component of stockholders' equity.

 Unrealized holding gains and losses in the Bank's investment securities as of December 31, 1993 are as follows:


                                            GROSS       GROSS
                                         UNREALIZED  UNREALIZED  AGGREGATE
                              AMORTIZED   HOLDING      HOLDING    FAIR
                                COST      GAINS        LOSSES     VALUE
                              ---------   ----------   ---------  --------
December 31, 1993
  U.S. Government securities  $ 4,690        $  4       $  -      $ 4,694
  Other securities                102           -          -          102
                              -------        ----       ----      -------
    Total                     $ 4,792        $  4       $  -      $ 4,796
                              =======        ====       ====      =======


A comparison of amortized cost and fair value for investment securities, along with the contractual dates of maturity, by category of investments as of December 31, 1993, is as follows:



                                                                 AGGREGATE
                                                      AMORTIZED  FAIR
                                                        COST     VALUE
                                                     ----------  ---------
December 31, 1993
  Investment securities available-for-sale:
    U.S. Government securities
      Maturing within one year                       $   296     $  296
      Maturing after one year, but within five years   4,394      4,398
                                                     -------     ------
      Total U.S. Government securities                 4,690      4,694
                                                     -------     ------

    Other securities:
      Maturing within one year                           102        102
                                                     -------    -------
      Total other securities                             102        102
                                                     -------    -------
  Total investment securities available-for-sale     $ 4,792    $ 4,796
                                                     =======     ======


Gross unrealized holding gains and losses of the Bank's mortgage-backed securities as of December 31, 1993 are as follows:



                                          GROSS       GROSS
                                        UNREALIZED  UNREALIZED AGGREGATE
                             AMORTIZED   HOLDING     HOLDING     FAIR
                                COST      GAINS     LOSSES       VALUE
                         ------------   ---------- ---------  -----------
December 31, 1993
  FNMA                    $    46,184    $    311  $   (159)    $    46,336
  FHLMC                     1,046,148      11,231    (1,726)      1,055,653
  Private label, AA-rated     245,128       3,949         -         249,077
                          -----------    --------  ---------    -----------
    Total                 $ 1,337,460    $ 15,491  $ (1,885)    $ 1,351,066
                          ===========    ========  =========    ===========

      TRADING SECURITIES:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors in the month of issuance. In accordance with SFAS 115, these mortgage-backed securities are classified as trading securities. The Bank realized net gains on the sale of trading securities of $808 for the three months ended December 31, 1993. There were no unrealized gains or losses during the three months ended December 31, 1993.

LOANS RECEIVABLE:

Loans receivable is composed of the following:

                                    DECEMBER 31,      SEPTEMBER 30,
                                        1993               1993
                                    -----------      ------------
                                            (In thousands)

Single-family residential           $1,207,232         $1,111,306
Home equity                            107,972             60,549
Commercial and multifamily              99,971             95,611
Real estate construction                83,221             69,940
Ground                                  18,651             19,340
Credit card                            653,647            454,520
Automobile                             150,899            104,702
Overdraft lines of credit               43,192             42,198
Other                                   33,642             33,318
                                    ----------         ----------
                                     2,398,427          1,991,484
                                    ----------         ----------

Less:
  Undisbursed portion of loans          65,743             63,620
  Unearned discounts                     1,275              1,543
  Net deferred loan origination
    costs                               (6,512)           (3,472)
  Reserve for loan losses               66,940             68,040
                                    -----------       -----------
                                       127,446            129,731
                                    -----------       -----------
  Total                             $2,270,981         $1,861,753
                                    ===========       ===========


IMPAIRED LOANS:

Effective October 1, 1993, the Bank adopted, on a prospective basis, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which was issued in May 1993.
Under SFAS 114, a loan is impaired when, based on all current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient,impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance. A change in the fair value of the impaired loan is reported as an increase in or reduction to the provision for loan losses. In addition, SFAS 114 requires that impaired loans for which foreclosure is probable be accounted for as loans. Such loans, with aggregate principal balances of

$15.0 million, have been reclassified from real estate held for sale to loans receivable during the quarter ended December 31, 1993. The Bank classifies certain credit card loans in which customers have agreed to modified payment terms as impaired loans in accordance with SFAS 114. The Bank restructures these loans such that all principal and interest payments are recovered.

      At December 31, 1993, the recorded investment in loans and related reserves for losses in loans for which impairment has been recognized in accordance with SFAS 114 is as follows:



                       IMPAIRED            RESERVES FOR
                        LOANS             LOSSES ON LOANS
                      --------            ----------------
      Real estate     $ 15,008             $ 1,093
      Credit card       41,003               4,100
                      $ 56,011             $ 5,193
                      ========             =======


REAL ESTATE HELD FOR INVESTMENT OR SALE:

Effective December 31, 1992, Office of Thrift Supervision ("OTS") regulations required that foreclosed assets be carried at the lower of cost or fair value. The effect of this regulatory change was to require the Bank to adopt Statement of Position 92-3, "Accounting for Foreclosed Assets"
("SOP 92-3"), issued by the Accounting Standards Division of the American Institute of Certified Public Accountants, before the September 30, 1993 deadline for adoption that otherwise would have applied to the Bank. SOP 92-3 requires that foreclosed assets held for sale, including assets classified as in-substance foreclosed (prior to the implementation of SFAS
114), be carried at the lower of cost or fair value (less estimated selling costs). Under SOP 92-3, the substantial majority of the Bank's real estate acquired in settlement of loans is considered to be held for sale. Due to the early adoption of SOP 92-3, the Bank was required to revise its method of accounting for real estate held for sale. Based on management's internal calculations and preliminary information with respect to certain appraisals, the Bank recorded valuation allowances against its foreclosed assets at December 31, 1992 of approximately $40.5 million to reduce the book balance of foreclosed assets to fair value. Because the increase in the Bank's reserves during the year ended September 30, 1992 was designed in part to reduce the effects of SOP 92-3, $21.5 million of valuation allowances previously provided partially offset the valuation allowances required by SOP 92-3.

 Real estate held for investment or sale is composed of the following:


                                    DECEMBER 31,      SEPTEMBER 30,
                                        1993               1993
                                    ------------     ------------
                                            (In thousands)

Land, development, construction
 and rental properties              $   69,365         $   69,313
Investments in limited partnerships     (2,577)           (1,580)
Investment in real estate ventures       8,898              8,898
                                    -----------       -----------
  Total real estate held for
   investment                           75,686             76,631
                                    -----------       -----------
Real estate held for sale              414,507            434,616
                                    -----------       -----------
Less:
 Reserve for losses on real estate
  held for investment                   10,188             10,182
 Reserve for losses on real estate
  held for sale                        101,275            101,462
 Accumulated depreciation and
  amortization                          11,624             11,144

  Total real estate held for        -----------       -----------
   investment or sale               $  367,106         $  388,459
                                    ===========       ===========


SUBORDINATED DEBENTURE REFINANCING:

On November 23, 1993, the Bank sold $150.0 million principal amount of 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). On December 23, 1993 and December 24, 1993, the Bank redeemed its outstanding 13 1/2% Subordinated Capital Debentures due July 15, 2002 (the "1987
Debentures") and 15% Subordinated Capital Debentures due November 15, 2003 (the "1988 Debentures"), respectively. The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million was used to redeem the 1987 Debentures and the 1988 Debentures. The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The
OTS has approved the inclusion of the principal amount of the 1993
Debentures in the Bank's supplementary capital for regulatory capital purposes.


INCOME TAXES:

In February 1992, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Bank's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11").

Under SFAS 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. To the extent that realization of such assets is more likely than not, SFAS 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards. The Bank's net deferred tax asset at December 31, 1993 under SFAS 109 was $38.6 million. At December 31, 1993, there were no valuation allowances recorded for gross deferred tax assets.

The Bank adopted SFAS 109 on October 1, 1993 and the effect of adoption was an increase to the Bank's net deferred tax asset of $5.1 million. This increase was due to the recognition of temporary differences related to the Bank's base year tax bad debt reserve and the impact of the increase in statutory Federal income tax rates. Income tax provisions for the three months ended December 31, 1992 and fiscal years 1993, 1992 and 1991 were determined under APB 11 and have not been restated to reflect adoption of SFAS 109.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


      The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1993, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets.
      The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes the parent company and its wholly-owned subsidiaries, as well as Chevy Chase, Chevy Chase subsidiaries and the parent company's other majority-owned subsidiaries. "Real Estate Trust" refers to the parent company and its wholly-owned and majority-owned subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The business conducted by the Bank and its subsidiaries is identified by the term "Banking," while the operations conducted by the Real Estate Trust are designated as "Real
Estate."

      The financial data on Banking reflect certain purchase accounting adjustments made by the Trust in connection with its acquisition of the Bank and therefore differ in certain respects from the comparable financial data set forth in the unconsolidated financial statements of the Bank.


FINANCIAL CONDITION

REAL ESTATE

      The Real Estate Trust's investment portfolio at December
31, 1993, which consisted of office and industrial projects, hotels and land parcels, was relatively unchanged from September 30, 1993. In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Limited Partnership and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Limited Partnership.

      Office space in the Real Estate Trust's office property portfolio was 80% leased at December 31, 1993, compared to a leasing rate of 77% at September 30, 1993 and 83% at December 31, 1992. The decline in the leasing percentage from the December 1992 quarter reflected adverse economic conditions in the metropolitan areas in which the Trust maintains office properties. The improvement in the leasing percentage during the three months ended December 31, 1993 was primarily attributable to new leasing at properties in Atlanta and Florida. At December 31, 1993, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.4 million square feet. Of the space that was leased at

December 31, 1993, 155,000 square feet (11%) is subject to leases whose terms expire in fiscal 1994. Due to a decline in lease rates for office space in the market served by these properties, the terms of certain of the new leases are expected to be less favorable to the Real Estate Trust than the terms of the expiring leases.

      For the three-month ended December 31, 1993, the nine hotel properties owned by the Real Estate Trust experienced a 57% occupancy rate, compared to an average occupancy rate of 56% in the first three months of fiscal 1993. Five of the hotels showed improved occupancies over the prior corresponding period, while occupancy rates at four properties declined from the December 1992 quarter.

      During the first quarter of fiscal 1994, the Trust adopted statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109").

      SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The cumulative effect of this change in accounting principle amounted to an increase in the Trust's deferred tax asset of $36.9 million. See Note 3 to the Consolidated Financial Statements in this report.

BANKING

     GENERAL. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $6.0 million during the three months ended December 31, 1993, compared to operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $1.3 million in the prior corresponding period. The increase in the December 1993 quarter was primarily attributable to a decrease in the provision for loan losses, a decrease in losses on real estate held for investment or sale and an increase in loan and deposit servicing fees. The positive effect of these items was offset by a decrease in net interest income before the provision for loan losses, and an increase in operating expenses.

      On November 23, 1993, the Bank sold $150.0 million principal amount of 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). On December 23, 1993 and December 24, 1993, the Bank redeemed its outstanding 13 1/2% Subordinated Capital Debentures due July 15, 2002 (the "1987 Debentures") and 15% Subordinated Capital Debentures due November
15, 2003 (the "1988 Debentures"). The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million was used to redeem the 1987 Debentures and the 1988 Debentures. The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The OTS has approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

      At December 31, 1993, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core (or leverage) and risk-based regulatory capital ratios were 4.55%, 5.30% and 11.56%, respectively, compared to the requirements of 1.5%, 3.0% and 8.0%, respectively. Additionally, at December 31, 1993, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.30%, 6.88% and 11.56%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% established under the prompt corrective action regulations for "well capitalized" institutions. On the basis of its balance sheet at December 31, 1993, the Bank met the FIRREA-mandated fully phased-in capital requirements.

      During the first quarter of fiscal 1994, the Bank adopted three new Statements of Financial Accounting Standards: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109"), Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

      SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The cumulative effect of this accounting change in accounting principle amounted to an increase in the Bank's net income and deferred tax asset of $5.1 million. See Note 4 to the Consolidated Financial Statements in this report.

      Effective October 1, 1993, the Bank adopted, on a prospective basis, SFAS 114, which was issued in May 1993. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance. A change in the fair value of the impaired loan is reported as an increase in or reduction to the provision for loan losses.
In addition, SFAS 114 requires that impaired loans for which foreclosure is probable be accounted for as loans. Such loans, with aggregate principal balances of $15.0 million have been reclassified from real estate held for sale to loans receivable during the quarter ended December 31, 1993. No additional reserves were required by adoption of this pronouncement. See
Note 4 to the Consolidated Financial Statements in this report.

      SFAS 115 requires companies to classify certain equity securities and all debt securities into one of three categories on the date of acquisition and the date of all subsequent financial statements. Under SFAS 115, securities are categorized as either "held-to-maturity," "available-for-sale" or "trading." As a result of implementing SFAS 115, the Bank determined that both the investment security and mortgage-backed security portfolios should be classified as available-for-sale. The Bank implemented SFAS 115 effective October 1, 1993 and recorded $16.3 million of net unrealized holding gains, net of related income taxes, as a separate component of stockholders' equity as of that date. At December 31, 1993, net unrealized holding gains of $8.2 million are reported as a separate component of stockholders' equity. This net unrealized holding gain, which will fluctuate based on market interest rates and the composition of the Bank's investment securities and mortgage-backed securities portfolios, is fully includable in tier 1 capital for regulatory capital purposes pursuant to interim guidance issued by the OTS. The OTS has announced its intention to issue a proposed rule on this subject and has stated that any final rule may differ from the interim guidance based on consideration of any comments received on the proposal and consultations with the other federal bank regulatory agencies. See Note 4 to the Consolidated Financial Statements in this report.

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

      NON-PERFORMING ASSETS. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans ("real estate held for sale" or "REO"), all valuation allowances.

                              NON-PERFORMING ASSETS
                              ---------------------
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------



                                                            December 31,    September 30,     December 31,
                                                                1993            1993              1992
                                                           --------------   --------------   --------------
Non-performing assets:
  Non-accrual loans:
    Residential                                            $       8,830    $       9,108    $      12,262
    Commercial and multifamily                                     3,066              --               --
    Residential construction and ground                              --               --               571
    Commercial construction and ground                            11,942              --               --
                                                           --------------   --------------   --------------
      Total non-accrual real estate loans                         23,838            9,108           12,833
    Credit card                                                   21,657           20,557           25,262
    Consumer and other                                               258              314            1,107
                                                           --------------   --------------   --------------
      Total non-accrual loans (1)                                 45,753           29,979           39,202
                                                           --------------   --------------   --------------

  Non-accrual real estate held for investment (1)                  8,898            8,898            8,892
                                                           --------------   --------------   --------------

  Real estate acquired in settlement of loans                    414,507          434,616          514,404
  Reserve for losses on real estate acquired in settlement
    of loans                                                    (101,275)        (101,462)        (109,017)
                                                           --------------   --------------   --------------
    Real estate acquired in settlement of loans, net             313,232          333,154          405,387
                                                           --------------   --------------   --------------

      Total non-performing assets                          $     367,883    $     372,031    $     453,481
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------

Reserve for losses on loans                                       66,940           68,040           80,637
Reserve for losses on real estate held for investment             10,188           10,182           12,188
Reserve for losses on real estate acquired in settlement
  of loans                                                       101,275          101,462          109,017
                                                           --------------   --------------   --------------
  Total reserves for losses                                $     178,403    $     179,684    $     201,842
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------

Ratios:

  Non-performing assets to total assets (3)                         7.18%            7.63%            9.57%
  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                          80.29%          219.29%          123.20%
  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                         216.49%          228.08%          247.36%
  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                      354.65%          376.11%          211.29%
  Reserve for losses on loans to non-accrual loans (1)            146.31%          226.96%          205.70%
  Reserve for losses on real estate held for investment
    to non-accrual real estate held for investment (1)            114.50%          114.43%          137.07%
  Reserve for losses on real estate held for investment
    or sale to non-performing real estate held for
     investment or sale (1)                                        26.33%           25.17%           21.19%
  Reserve for losses on loans to total loans receivable (2)         2.35%            2.83%            3.93%
  Reserve for losses on real estate held for investment to
    real estate held for investment (1)                            15.90%           15.55%           13.67%
- -----------------------------------------------------------------------------------------------------------

(1)  Before deduction of reserves for losses.
(2) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.
(3) Non-performing assets is after valuation allowances on real estate acquired in settlement of loans but before reserves for losses on non-accrual loans and non-accrual real estate held for investment.


      Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either pursuant to in-substance foreclosure
(prior to the adoption of SFAS 114 in the December 1993 quarter) or through foreclosure or deed-in-lieu of foreclosure.

      Non-performing assets totaled $367.9 million, after valuation allowances on REO of $101.3 million, or 7.2% of total assets at December 31, 1993, compared to $372.0 million, after valuation allowances on REO of $101.5 million, or 7.6% of total assets at September 30, 1993. In addition to the valuation allowances on REO, the Bank maintained $5.8 million and $4.5 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at December 31, 1993 and September 30, 1993, respectively. The decrease in non-performing assets was primarily attributable to the sale of one REO property with a book balance of $5.5 million. As a result of implementation of SFAS 114, the Bank transferred $15.0 million of non-performing assets from REO to non-accrual loans. See Note 4 to the Consolidated Financial Statements in this report.

      The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual real estate held for investment and REO, totaled $346.0 million at December 31, 1993 or 94.0% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $342.5 million at December 31, 1993, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.


                              DECLINE IN NON-PERFORMING
                                REAL ESTATE ASSETS

                                        Total
                                      Valuation
                      Total         Allowances on       Total       Cumulative
                 Non-Performing   Non-Accrual Real  Non-Performing   Decline from
                   Real Estate    Estate Loans and    Real Estate  FEBRUARY 29, 1992
                  ASSETS (1)    NON-ACCRUAL REI(2)    ASSETS, NET   AMOUNT    PERCENT
                  -----------   ------------------    -----------   -------   -------

                                (Dollars in thousands)

December 31, 1991 ..  $559,665       $ 6,692          $552,973       -          -
February 29, 1992 ..   574,321         6,712          567,609       -          -
March 31, 1992 .....   551,960         5,490          546,470     ($21,139)    -3.7%
June 30, 1992 ......   512,729        10,224          502,505      (65,104)   -11.5%
September 30, 1992 .   487,287         7,147          480,140      (87,469)   -15.4%
December 31, 1992 ..   427,113         2,332          424,781     (142,828)   -25.2%
March 31, 1993 .....   394,672         2,635          392,037     (175,572)   -30.9%


June 30, 1993 ......   382,657         2,634          380,023 (187,586)      -33.1%
September 30, 1993 .   351,160         2,427          348,733 (218,876)      -38.6%
December 31, 1993 ..   345,968         3,493          342,475 (225,134)      -39.7%

_____________________


(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after deduction of valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans andnon-accrual REI. At December 31, 1993, valuation allowances on non-accrual real estate loans and non-accrual REI were $1.5 million and $2.0 million, respectively.


      A larger portion of the affected properties financed by the Bank involves residential rather than commercial properties. In general, the residential real estate market has been less significantly affected by the downturn in recent years than the commercial real estate market. At December 31, 1993, $298.0 million or 86.1% of the Bank's total non-performing real estate assets related to residential real estate properties.

      NON-ACCRUAL LOANS.  The Bank's non-accrual loans totaled
$45.8 million at December 31, 1993, an increase of $15.8 million from $30.0 million at September 30, 1993. At December 31, 1993, non-accrual loans consisted primarily of $23.8 million of non-accrual real estate loans and $21.7 million of non-accrual credit card loans. Non-accrual loans increased primarily because of the reclassification from REO to non-accrual real estate loans of two loans with aggregate principal balances of $15.0 million as a result of the implementation of SFAS 114. See Note 4 to the Consolidated Financial Statements in this report. A slight increase in non-accrual credit card loans of $1.1 million was partially offset by net principal repayments and reductions of non-accrual residential loans and other consumer loans of $0.2 million and $0.1 million, respectively.

      At December 31, 1993, the Bank had $21.7 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $8.7 million of credit card loans classified for regulatory purposes as substandard and $115.4 million of credit card loans classified for regulatory purposes as special mention which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($8.7 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 60-89 days past due. Of the $8.7 million, $1.0 million was current, $0.3 million was 30-59 days past due and $7.4 million was 60-89 days past due at December 31, 1993. The amount classified as special mention ($115.4 million) primarily related to accounts which have had purchasing privileges suspended, including accounts for which the customers have agreed to modified payment terms and which were less than 60 days past due. Of the

$115.4 million reported as special mention, $90.1 million was current, $15.5 million was 30-59 days past due and $9.8 million was 60-89 days past due at December 31, 1993. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

      NON-ACCRUAL REAL ESTATE HELD FOR INVESTMENT.  At December
31, 1993 and September 30, 1993, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing.

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

      At December 31, 1993, the Bank's REO totaled $313.2 million, after valuation allowances on such assets of $101.3 million. The principal component of REO is five planned unit developments
("Communities") with an aggregate book value of $243.2 million at that date. Four of the Communities are under active development.

      During the three months ended December 31, 1993, REO decreased $19.9 million primarily due to the sale of one commercial construction property with a book value of $5.5 million after valuation allowances, and the reclassification from REO to non-accrual real estate loans of two loans with an aggregate book value of $13.9 after valuation allowances, as a result of implementing SFAS 114. See Note 4 to the Consolidated
Financial Statements in this report.

      The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO." The Bank capitalized interest in the amount of $2.3 million during the three months ended December 31, 1993, all of which related to the Bank's four active Communities.

      DISPOSITION OF REO.  During the three months ended December
31, 1993, the Bank received proceeds of approximately $28.2 million upon the disposition of REO consisting of one industrial building ($5.7 million), 225 residential lots or units in the Communities and other smaller residential properties ($19.5 million), various single-family residential properties
($1.4 million) and 2.5 acres of land in two of its Communities ($1.6 million).

      The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in an orderly manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, including continued improvement in general economic conditions in the Washington, D.C. metropolitan area and increased availability of financing for the potential purchasers of these properties. In addition, under its written agreement with OTS, the Bank is required to make every effort to reduce its exposure in certain of its real estate development properties, including the four active Communities. In accordance with this requirement, management of the Bank is pursuing several strategies. First, the Bank has focused its efforts on marketing building lots directly to home builders.
The Bank is proceeding with lot finishing to meet the requirements of existing and new contracts with builders and is accelerating the record plat process so that individual lots can be sold at the earliest possible time. Second, the Bank continues to seek and negotiate with potential purchasers of retail and commercial ground in the Communities. Finally, the Bank continues to engage in discussions with potential investors concerning the possibility of larger scale or bulk purchases of ground at the Communities.

      The following table sets forth the Bank's REO at December
31, 1993.

                                   BALANCE                       BALANCE
                                   BEFORE          ALL            AFTER
                                  VALUATION      VALUATION       VALUATION
                                  ALLOWANCES     ALLOWANCES      ALLOWANCES
                                  ----------     ----------      ----------
                                              (In thousands)

Communities...................      $318,054        $ 74,828     $243,226
Residential ground and
  construction................        62,669          19,334       43,335
Retail centers................         2,765             608        2,157
Commercial land...............        21,161           4,948       16,213
Office buildings..............         7,161           1,424        5,737
Single-family residential
  properties..................         2,697             133        2,564
                                    --------        --------     --------
   Total REO...................     $414,507        $101,275     $313,232
                                    ========        ========     ========

      Approximately $243.2 million (or 77.7%), after valuation allowances, of the Bank's aggregate book value of REO at December 31, 1993 was attributable to the five Communities. At December 31, 1993, the Bank's remaining 22.3% of REO consisted of various types of properties, including residential ground and construction (13.8%), retail centers (0.7%), commercial land (5.2%), office buildings (1.8%) and single-family residential properties (0.8%). These properties had an aggregate book value of $70.0 million, after valuation allowances, at December 31, 1993. At December 31, 1993, the Bank had executed contracts to sell seven of these properties at their aggregate book value of $16.9 million at that date.

      The four active Communities consist primarily of 13,425 residential lots or units and 172.5 acres of land designated for retail use. At December 31, 1993, 8,493 residential units (63.3%) had been sold to builders, consisting of 6,077 units (45.3%) which had been settled and 2,416 units (18.0%) which were under contract and pending settlement, and approximately 89.0 acres (51.6%) of retail land had been sold to developers, including 21.1 acres (12.2%) which were under contract and pending settlement. In addition, at December 31, 1993, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

      The rate of home sales at the Bank's four active Communities has increased in recent periods. Home sales at these Communities increased slightly from 308 units during the three months ended December 31, 1992 to 318 units during the three months ended December 31, 1993. In addition, home sales increased from 1,061 units during fiscal 1992 to 1,522 units during fiscal 1993, which represented a 44.7% increase. Management believes that the positive trend in home sales activity indicates that the demand for the Bank's lots will increase, because builders generally will not purchase a lot from the Bank until the home is under contract with the home purchaser and because inventories of lots previously purchased by builders are being depleted.
There can be no assurance, however, that home sales will remain at these levels in future periods.

      The Bank in some cases has made financing available in an attempt to facilitate sales of lots in the four Communities under active development.
The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.


                                           DECEMBER 31,      SEPTEMBER 30,
                                                1993         1993     1992
                                           ------------    --------  --------

                                             (In thousands)
Residential construction loans.........      $ 9,344     $10,386    $ 3,138
Single-family permanent loans (1)......       68,916      79,104     93,856
                                              -------     -------   -------
  Total................................       $78,260     $89,490   $96,994
                                              =======     =======   =======


_____________________

(1) Includes $9.6 million, $8.8 million and $13.3 million of loans classified as held for sale at December 31, 1993 and September 30, 1993 and 1992, respectively, in the Consolidated Financial Statements in this report.


      The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also anticipates that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank retains in its portfolio certain single-family permanent loans for which the date of initial application is prior to October 1, 1991. The Bank's policy is to sell all such loans for which the date of initial application is subsequent to September 30, 1991. At December 31, 1993, the Bank had originated $128.0 million and sold $118.4 million of such loans with application dates subsequent to September 30, 1991. The remaining $9.6 million of such loans are classified as held for sale and generally are expected to be sold in the second quarter of fiscal 1994. The total pre-tax cost to the Bank of granting more favorable terms to the borrowers was approximately $1.9 million, or 1.5% of the $128.0 million principal amount of the loans made. The estimated cost is generally recognized by the Bank as a cost of sale at the time that the Bank sells building lots to developers.

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

                                    THREE MONTHS
                                       ENDED
                                    DECEMBER 31,         YEAR ENDED
                                                        SEPTEMBER 30,
                                        1993         1993          1992
                                    ------------     -------       ------
                                                      (In thousands)


Sales proceeds.................     $ 13,978        $ 66,291      $  39,594
Development costs .............       15,976          51,649         35,803
Net funds (used for)                ---------       --------      ---------
  provided by development......     $( 1,998)       $ 14,642      $   3,791
                                    =========       ========       ========

      Sales proceeds were insufficient to fund development costs for the three months ended December 31, 1993 as a result of the seasonal slowdown in lot sales during the quarter. The Bank currently anticipates that sales proceeds will exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

      In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At December 31, 1993, this property had a book value of $36.1 million, after valuation allowances. The Bank continues to assess various strategies for the ultimate disposition of the property.

      Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at September 30, 1991 without OTS approval. The Bank had submitted to the OTS budgets for additional investments in these properties, and the OTS did not object to the implementation of those budgets through September 30, 1993. The Bank has submitted to the OTS project budgets for fiscal 1994.

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

      At December 31, 1993, potential problem assets totaled $72.8 million before valuation allowances of $14.5 million, as compared to $73.6 million, before valuation allowances of $15.4 million at September 30, 1993.

      DELINQUENT LOANS.  At December 31, 1993, delinquent loans totaled
$62.9 million or 2.2% of gross loans compared to $49.1 million or 2.0% of gross loans at September 30, 1993. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1993.


                                                                 TOTAL AS A
                                 PRINCIPAL BALANCE               PERCENTAGE
                              MORTGAGE  NON-MORTGAGE             OF GROSS
                              LOANS      LOANS       TOTAL       LOANS (1)
                              ------    ---------    --------    ----------

                                   (Dollars in thousands)
Loans delinquent for:
30-59 days ..........        $ 7,133      $27,825     $34,958         1.2%
60-89 days ..........         11,803       16,166      27,969         1.0%
                             -------      -------     -------        -----
  Total .............        $18,936      $43,991     $62,927         2.2%
                             =======      =======     =======        =====

_____________

(1) Includes loans held for sale and/or securitization, before deduction of reserves.


      Mortgage loans classified as delinquent 60-89 days includes one residential construction loan with a balance at December 31, 1993 of $9.7 million, which is included in total troubled debt restructurings. The 30-59 day delinquency category and the balance of the 60-89 day delinquency category consists of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased to $18.9 million at December 31, 1993 from $8.9 million at September 30, 1993. The $10.0 million increase was primarily attributable to the decline in the financial condition of one residential construction loan with a principal balance of $9.7 million which became 60-89 days delinquent during the quarter.
Subsequent to December 31, 1993, this loan became current in accordance with the restructured payment terms negotiated with the borrower.

      Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased slightly to $44.0 million at December 31, 1993 from $40.2 million at September 30, 1993, but decreased as a percentage of total non-mortgage loans outstanding to 3.8% at December 31, 1993 from 4.5% at September 30, 1993, as a result of an increase in the balance of the Bank's portfolio of non-mortgage loans during the period.

      TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower, when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.


                          DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                              1993             1993             1992
                          ------------     -------------    ------------
                                          (In thousands)

Troubled debt
 restructurings.....        $36,238          $36,729          $39,685
                            =======          =======          =======


      At December 31, 1993, loans accounted for as troubled debt restructurings included three commercial permanent loans with principal balances totaling
$17.2 million, two residential construction loans with principal balances totaling $9.8 million and a residential ground loan with a principal balance of $9.2 million. One residential construction loan with a principal balance of $9.7 million became delinquent 60-89 days during the quarter. Subsequent to December 31, 1993, this loan became current in accordance with its present repayment terms. Since becoming restructured, the remaining loans are paying principal and interest in accordance with their present repayment terms. Loans accounted for as troubled debt restructurings with principal balances totaling $36.0 million were classified as potential problem assets at December 31, 1993; the remaining $0.2 million represents the principal balance of one residential construction loan which, other than an extension of its maturity date, was performing in accordance with its original terms. At December 31, 1993, the Bank had commitments to lend $3.5 million of additional funds on loans that have been restructured.

      REAL ESTATE HELD FOR INVESTMENT. At December 31, 1993, real estate held for investment consisted of seven properties with an aggregate book value of $53.5 million, net of accumulated depreciation of $11.6 million and valuation allowances of $10.2 million. This category includes one office building (which was approximately 89% leased at such date) and two apartment buildings (which were approximately 98% and 99% leased at such date and are financed with bonds issued by a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank.
Also included is a loan to a developer with a book value of $8.9 million at December 31, 1993, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

      RESERVES FOR LOSSES. The following tables show loss experience by asset type and the components of the reserve for losses on loans and the reserve for losses on real estate held for investment or sale.
These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

            ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS OF LOANS
            --------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------

                                                  Three Months Ended        Year Ended
                                                       December 31,        September 30,
                                                  ---------------------    -------------
                                                    1993         1992          1993
                                                  --------     --------     ---------

Balance at beginning of year                      $ 68,040     $ 78,818     $  78,818
                                                  --------     --------     ---------

Provision for loan losses                           12,095       27,754        62,513
                                                  --------     --------     ---------

Charge-offs:
  Residential                                          660         --              45
  Commercial and multifamily                          --            766           766
  Ground                                              --          3,703         4,274
  Credit card                                       15,806       22,507        78,445
  Consumer and other                                   134        2,304         3,664
                                                  --------     --------      --------
      Total charge-offs                             16,600       29,280        87,194
                                                  --------     --------      --------

Recoveries:
  Residential                                            8         --            --
  Credit card                                        3,324        3,264        13,601
  Consumer and other                                    73           81           302
                                                  --------     --------      --------
      Total recoveries                               3,405        3,345        13,903
                                                  --------     --------      --------

Charge-offs,  net of recoveries                     13,195       25,935        73,291
                                                  --------     --------      --------

Balance at end of year                            $ 66,940     $ 80,637      $ 68,040
                                                  --------     --------      --------
                                                  --------     --------      --------



Provision for loan losses to average loans (1) (2)   1.95%        5.26%         2.93%
Net loan charge-offs to average loans (1) (2)        2.13%        4.91%         3.43%
Ending reserve for losses on loans to total
 loans (2) (3)                                       2.35%        3.93%         2.83%

- ----------------------------------------------------------------------------------------
(1) Annualized
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.


                COMPONENTS OF RESERVE FOR LOSSES ON LOANS BY TYPE
                -------------------------------------------------
                             (DOLLARS IN THOUSANDS)



                                                             December 31,                           September 30,
                                          -------------------------------------------------   -----------------------
                                                   1993                      1992                      1993
                                          -----------------------   -----------------------   -----------------------

                                                     Percent of                Percent of                Percent of
                                                      Loans to                  Loans to                  Loans to
                                         Amount      Total Loans   Amount      Total Loans   Amount      Total Loans
                                         -------     -----------   -------     -----------   -------     -----------
Balance at end of period allocated to:


Residential permanent                     $ 2,874        49.9 %     $ 2,817        41.8 %     $ 4,235        53.6 %

Home equity                                   377         3.8           431         3.4           250         2.5

Commercial and multifamily                  9,812         3.5         6,758         3.6         9,606         3.9

Residential construction                    3,452         1.2         3,038         2.0         4,125         1.5


Commercial construction                     1,178         0.8           977         0.5           345         0.4

Ground                                      1,446         0.6         1,789         0.6         1,412         0.7

Credit card                                46,886        33.5        62,488        44.6        46,886        31.4

Consumer and other                            915         6.7         2,339         3.5         1,181         6.0
                                         --------                  --------                  --------

    Total                                 $66,940                   $80,637                   $68,040
                                         --------                  --------                  --------
                                         --------                  --------                  --------


                 ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS
                 -----------------------------------------------
                   OF REAL ESTATE HELD FOR INVESTMENT OR SALE
                   ------------------------------------------
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------


- ----------------------------------------------------------------------------



                                     Three Months Ended         Year Ended
                                         December 31,          September 30,
                                  -------------------------    -------------
                                     1993           1992           1993
                                  ----------     ----------     ------------
Balance at beginning of period
  Real estate held for investment $   10,182     $   14,919     $    14,919
  Real estate held for sale          101,462         94,125          94,125
                                  -----------    -----------    ------------
    Total                            111,644        109,044         109,044
                                  -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment          6         (2,731)          1,470
  Real estate held for sale            3,861         25,425          28,945
                                  -----------    -----------    ------------
    Total                              3,867         22,694          30,415
                                  -----------    -----------    ------------

Charge-offs:
  Real estate held for investment:
    Commercial construction              --             --            6,207
                                  -----------    -----------    ------------
      Total                              --             --            6,207
                                  -----------    -----------    ------------

  Real estate held for sale:
    Residential construction             --             --               79
    Residential ground                   --             --              259
    Commercial ground                    --              73           1,353
    Commercial permanent               4,048            --              761
    Commercial construction              --          10,460          19,156
                                  -----------    -----------    ------------
      Total                            4,048         10,533          21,608
                                  -----------    -----------    ------------

    Total charge-offs on real
       estate held for investment
       or sale                         4,048         10,533          27,815
                                  -----------    -----------    ------------


Balance at end of period
  Real estate held for investment     10,188         12,188          10,182
  Real estate held for sale          101,275        109,017         101,462
                                  -----------    -----------    ------------
    Total                         $  111,463     $  121,205     $   111,644
                                  -----------    -----------    ------------
                                  -----------    -----------    ------------

- ----------------------------------------------------------------------------

                        COMPONENTS OF RESERVE FOR LOSSES
                        --------------------------------
                   ON REAL ESTATE HELD FOR INVESTMENT OR SALE
                   ------------------------------------------
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------



                                         December 31,           September 30,
                                  -------------------------     -------------
                                     1993           1992             1993
                                  ----------     ----------     -------------
Reserve for losses on real estate
  held for investment:
  Commercial and multifamily      $    7,945     $    5,500     $     7,945
  Commercial construction                --           4,543             --
  Ground                               1,972          1,689           1,972
  Other                                  271            456             265
                                  ----------     ----------     -----------
     Total                            10,188         12,188          10,182
                                  ----------     ----------     -----------


Reserve for losses on real estate
  held for sale:
  Residential                             81            257             102
  Home equity                             52             11              53
  Commercial and multifamily           1,424          3,143           4,678
  Commercial construction                608         10,388           1,387
  Residential construction             3,002          2,317           2,924
  Ground                              96,108         92,901          92,318
                                  ----------     ----------     -----------
     Total                           101,275        109,017         101,462
                                  ----------     ----------     -----------

     Total reserve for losses on real
       estate held for investment
       or sale                    $  111,463     $  121,205     $   111,644
                                  ----------     ----------     -----------
                                  ----------     ----------     -----------


      The Bank maintains reserves for estimated losses on loans and real estate. The Bank's total reserves for losses on loans and real estate held for investment or sale decreased by $1.3 million from the level at September 30, 1993 to $178.4 million at December 31, 1993. The $1.3 million decrease was primarily attributable to decreased reserves on real estate assets. During the three months ended December 31, 1993, the Bank recorded net charge-offs of $4.7 million on loans secured by real estate and real estate held for investment or sale and provided an additional $3.7 million in valuation allowances on these assets.

      The following table shows reserves for losses on performing and non-performing assets at the dates indicated.

                                       DECEMBER 31, 1993
                              PERFORMING  NON-PERFORMING TOTAL
                              ----------  -------------- -----
                                          (In thousands)
Reserves for losses on:
 Loans:
  Real estate..............   $17,618     $  1,521       $ 19,139
  Credit card..............    44,720        2,166         46,886
  Consumer and other.......       787          128            915
                              --------    ---------      ---------
   Total reserve for
    losses on loans........    63,125        3,815         66,940
                              --------    ---------      ---------

 Real estate held for
  investment...............     8,216        1,972         10,188
 Real estate held for sale.       -        101,275        101,275
                              --------    ---------      ---------

 Total reserve for losses on
   real estate held for
   investment or sale......     8,216      103,247        111,463
                              -------     --------       --------
Total reserves for losses..   $71,341     $107,062       $178,403
                              =======     ========       ========



                                       SEPTEMBER 30, 1993
                              PERFORMING  NON-PERFORMING  TOTAL
                              ----------  --------------  -----
                                          (In thousands)
Reserves for losses on:
 Loans:
  Real estate..............   $19,518      $    455      $ 19,973
  Credit card..............    44,830         2,056        46,886
  Consumer and other.......     1,125            56         1,181
                              --------    ---------      ---------
   Total reserve for
    losses on loans........    65,473         2,567        68,040
                              --------    ---------      ---------

 Real estate held for
  investment...............     8,210         1,972        10,182
 Real estate held for sale.      -          101,462       101,462
                              --------    ---------      ---------

 Total reserve for losses on
   real estate held for
   investment or sale......     8,210       103,434       111,644
                              -------      --------      --------
 Total reserves for losses.   $73,683      $106,001      $179,684
                              =======      ========      ========

      Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $130.6 million at December 31, 1993, which constituted 29.2% of total non-performing real estate assets, before valuation allowances. This amount represented a $1.0 million decrease from the September 30, 1993 level of $131.6 million, or 29.1% of total non-performing real estate assets, before valuation allowances, at that date.

      When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for reserves that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors. Accordingly, the Bank believes that relatively lower levels of reserves are initially required for REO because of the Bank's policy of adjusting the book basis of its REO to reflect the fair value of the collateral. Reserves for losses on real estate held for sale at December 31, 1993 are net of approximately $62.2 million of cumulative charge-offs against assets remaining in the Bank's portfolio at December 31, 1993.

      The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its reserves.

      Net charge-offs of credit card loans for the three months ended December 31, 1993 were $12.5 million, compared to $19.2 million for the three months ended December 31, 1992. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, however, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date, which increases the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

      The reserve for losses on credit card loans remained constant at $46.9 million from September 30, 1993 to December 31, 1993. The ratios of the reserve for such losses to non-performing credit card loans and to outstanding credit card loans decreased to 216.5% and 4.9%, respectively, at December 31, 1993 from 228.1% and 6.2%, respectively, at September 30, 1993.

      The reserve for losses on consumer and other loans decreased to $0.9 million at December 31, 1993 from $1.2 million at September 30, 1993.
The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans declined to 356.0% and 0.5%, respectively, at December 31, 1993 from 376.1% and 0.8%, respectively, at September 30, 1993.

      In November 1990, the Securities and Exchange Commission initiated an informal investigation concerning the Bank's reserves for losses and related matters and has requested documents from the Bank covering the period since October 1, 1988. Based upon the information available to it at this time, management believes that the matter should be resolved in a manner that will not result in a material adverse financial impact on the Bank.

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

      The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes origination and retention of ARMs, adjustable-rate home equity credit line loans and credit card loans, which generally have shorter terms and higher yields than mortgage loans. At December 31, 1993, ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 16.0% of total loans, and credit card loans accounted for 33.5% of total loans.

      In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby avoiding the exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending. The Bank retains in its portfolio the majority of its variable-rate mortgage production.

      Also in furtherance of asset and liability management objectives, the Bank has engaged, and may continue to engage in the future, in securitization transactions with respect to credit card and home equity credit line receivables depending on its need for additional funds, market conditions and related factors. At December 31, 1993, the Bank was considering the securitization and sale of approximately $300.0 million of credit card receivables during the second and third quarters of fiscal 1994.

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

      The following table presents the contractual maturities of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1993, as adjusted for estimated prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

                      INTEREST RATE SENSITIVITY TABLE (GAP)
                      -------------------------------------
                             (DOLLARS IN THOUSANDS)


                                                                  More than      More than      More than
                                                                  Six Months      One Year     Three Years
                                                  Six Months       through        through       through      More than
                                                   or Less         One Year      Three Years   Five Years    Five Years      Total
                                                -------------   -------------   -------------  -----------  -----------  -----------
As of December 31, 1993
Mortgage loans:
  Adjustable-rate                               $    386,224    $    162,898    $  290,410    $  301,396    $   36,278    $1,177,206
  Fixed-rate                                          16,934          16,369        60,761        52,410        54,916       201,390
  Loans held for sale                                211,476             --            --            --            --        211,476
  Home equity credit lines and second mortgages      113,645              62           --            --            --        113,707
Credit card and other                                694,073          21,324        76,528        50,365         3,328       845,618
Loans held for securitization and sale               300,000             --            --            --            --        300,000
Mortgage-backed securities                           305,464         275,611       421,683       348,308           --      1,351,066
Other investments                                    129,461             --          4,394           102           --        133,957
                                                -------------   -------------   -----------   -----------   -----------   ----------
  Total interest-earning assets                    2,157,277         476,264       853,776       752,581        94,522     4,334,420
Total non-interest earning assets                        --              --            --            --        796,179       796,179
                                                -------------   -------------   -----------   -----------   -----------   ----------
Total assets                                    $  2,157,277    $    476,264    $  853,776    $  752,581    $  890,701    $5,130,599
                                                -------------   -------------   -----------   -----------   -----------   ----------
                                                -------------   -------------   -----------   -----------   -----------   ----------

Deposits:
  Fixed maturity deposits                       $    386,386    $    149,414    $  164,420    $   73,072    $      --     $  773,292
  NOW, statement and passbook accounts             1,494,957          37,692       125,539        85,445       182,093     1,925,726
  Money market deposit accounts                    1,164,091             --            --            --            --      1,164,091
Borrowings:
  Capital notes - subordinated                        10,000             --            --            --        150,000       160,000
  Other                                              594,079          75,409        24,178           622         6,598       700,886
                                                -------------   -------------   -----------   -----------   -----------   ----------
  Total interest-bearing liabilities               3,649,513         262,515       314,137       159,139       338,691     4,723,995
Total non-interest bearing liabilities                   --              --            --            --        167,178       167,178
Stockholders' equity                                     --              --            --            --        239,426       239,426
                                                -------------   -------------   -----------   -----------   -----------   ----------
  Total liabilities & stockholders' equity      $  3,649,513    $    262,515    $  314,137    $  159,139    $  745,295    $5,130,599
                                                -------------   -------------   -----------   -----------   -----------   ----------
                                                -------------   -------------   -----------   -----------   -----------   ----------

Gap                                              ($1,492,236)       $213,749      $539,639      $593,442     ($244,169)
Cumulative gap                                   ($1,492,236)    ($1,278,487)    ($738,848)    ($145,406)    ($389,575)
Cumulative gap as a percentage
  of total assets                                      (29.1)%         (24.9)%       (14.4)%        (2.8)%        (7.6)%


      The one-year gap, as a percentage of total assets, was a negative 24.9% at December 31, 1993, compared to a negative 26.3% at September 30, 1993. As noted above, the Bank's negative one-year gap would adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

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

     DEFERRED TAX ASSET. At December 31, 1993, the Bank's net deferred tax asset was $38.6 million, which generally represents the cumulative temporary differences between financial reporting basis and tax basis of the Bank's assets and liabilities. This net deferred tax asset is reported on the Bank's financial statements in accordance with SFAS 109.

      In January 1993, the OTS issued Thrift Bulletin 56 ("TB
56") setting forth additional guidance regarding the treatment of net deferred tax assets for regulatory reporting and capital purposes. For purposes of the Reports of Condition and Income and the Thrift Financial Reports and other regulatory reporting, TB 56 provides that thrift institutions are required to report their net deferred tax assets in accordance with SFAS 109.

      For regulatory capital purposes, TB 56 generally sets forth a limitation on the amount of a thrift's net deferred tax asset reported under SFAS 109 that can be included in a thrift's regulatory capital. TB 56 provides that deferred tax assets which "can be realized from taxes paid in prior carryback years are generally not limited." To the extent realization of deferred tax assets depends on an institution's future taxable income, such deferred tax assets are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of core capital. For regulatory purposes, the amount of the Bank's deferred tax asset is not affected by the above limitations of TB 56.

     TAX SHARING PAYMENTS. Under the terms of the Bank's written agreement with the OTS, the Bank has agreed not to make any payments to the Real Estate Trust pursuant to the Tax Sharing Agreement between the Bank and the Trust unless such payments are approved by the OTS. The OTS has further conditioned the approval of any such payments on a pledge by the Real Estate Trust of certain assets to secure certain of the Trust's obligations under the Tax Sharing Agreement. Following execution of such a pledge, during the first quarter of fiscal 1994, after receiving OTS approval, the Bank made
$4.6 million in tax sharing payments to the Real Estate Trust. Subsequent to December 31, 1993, the OTS approved, and the Bank made, an additional tax sharing payment of $5.0 million to the Real Estate Trust.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

     GENERAL. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

      Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Notes") sold to the public, and the payment of capital improvement costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

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

      The Real Estate Trust's current program of public Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. Note sales were suspended in June 1990, but resumed in November 1992. During the period from the date of resumption of Note sales through January 31, 1994, the Real Estate Trust sold $18.4 million of Notes. The table under "Recent Liquidity Trends" below provides information at December 31, 1993 with respect to the maturities of Notes outstanding at such date.

      The Real Estate Trust has actively pursued a number of strategies to improve its ability to meet its cash requirements.

     RECENT LIQUIDITY TRENDS. The Real Estate Trust's liquidity position was positively affected by two developments in fiscal 1993. Short-term liquidity constraints were eased as a result of OTS approval of the resumption of tax sharing payments by the Bank to the Real Estate Trust following a significant improvement in the Bank's regulatory capital ratios and overall financial condition. The Real Estate Trust's long-term liquidity prospects improved as a result of the transfer to Saul Holdings Limited Partnership and a subsidiary limited partnership of the mortgage debt encumbering the 22 shopping centers and one office property transferred by the Real Estate Trust to such partnerships in August 1993. A substantial portion of such mortgage debt was scheduled to mature in fiscal years 1993 to 1997.

      The maturity schedule for Real Estate Trust's outstanding mortgage and Note debt at December 31, 1993 for the periods indicated is set forth in the following table:


FISCAL                            NOTES PAYABLE -
YEAR         MORTGAGE NOTES          UNSECURED        TOTAL
- ------       --------------        ---------------    ------

1994 (1)    $   9,039               $ 11,077          $ 20,116
1995            7,428                 7,034             14,462
1996            4,796                 5,553             10,349
1997          184,277 (2)(3)          2,904            187,181
(2)(3)
1998           16,024                 7,990             24,014
Thereafter     43,350                 5,329             48,679



(1)   January 1, 1994 to September 30, 1994.

(2)   The Real Estate Trust has five one-year options to extend
      $146 million of this amount upon payment of $9 million in reduction of principal in fiscal 1997 and $8 million in reduction of principal each year thereafter.

(3) Balance does not include deferred interest, which amounted to approximately $16.3 million at December 31, 1993 and is payable at maturity.


      Of the $264.9 million of mortgage debt outstanding at December 31, 1993, $161.9 million was nonrecourse to the Real Estate Trust.

      The Real Estate Trust believes that its capital improvements costs in the next several fiscal years will be in the range for $2 to $3 million per year.

      In order to meet its debt amortization and capital improvement costs in fiscal 1993 and in future years, the Real Estate Trust will be required to raise substantial amounts of cash primarily from a combination of mortgage loan refinancing, sales of Notes, and tax sharing payments and cash dividends from the Bank.

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

      In April 1993, the Bank received net proceeds of $71.9 million from its sale of a preferred stock issue, which significantly strengthened the Bank's regulatory capital ratios. This capital infusion, together with the Bank's improved operating results, should enhance the Real Estate
Trust's prospects to receive tax sharing payments and dividends from the Bank. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the Tax Sharing Agreement between the Bank and the Trust. OTS approval of this payment was further conditioned on a pledge by the Real Estate Trust of certain assets to secure certain of the Trust's obligations under the Tax Sharing Agreement. Following execution of the pledge, the OTS approved, and the Bank made subsequent to September 30,1993, additional tax sharing payments of $9.6 million to the Real Estate Trust. Under the terms of the Bank's written agreement with the OTS, any additional tax sharing payments by the Bank must be approved by the OTS.

      The Real Estate Trust to date has not relied on cash dividends from Chevy Chase to meet its cash needs. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. However, the OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. OTS regulations tie Chevy Chase's ability to pay dividends to specific levels of regulatory capital and earnings.

      As the owner, directly and through a wholly-owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Limited Partnership. The partnership agreement of Saul Holdings Limited Partnership provides for quarterly distributions to the partners out of net cash flow. In October 1993, the Real Estate Trust received its first cash distribution, which was for a partial period, in the amount of $524,000, from the Partnership. In
February 1994, the Real Estate Trust received its second cash distribution, in the amount of $1,363,000.

 BANKING

     LIQUIDITY. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

      The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's liquidity ratio at December 31, 1993 was 24.1%, compared to 24.3% at September 30,
1993.

      The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans, mortgage-backed securities and investments and (iv) borrowed funds. The Bank's holdings of readily marketable securities constitute another important source of liquidity. At December 31, 1993, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $676.5 million, $4.7 million and $1.3 billion, respectively, which could be used as collateral for borrowings from the FHLB of Atlanta and various securities brokers. The amount which the Bank could have borrowed against its unpledged mortgage loans, U.S.
Government securities and mortgage-backed securities totaled $1.0 billion at December 31, 1993, after market-value and broker adjustments of the collateral.

      In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. At December 31, 1993, the Bank was considering the securitization and sale of approximately $300.0 million of credit card receivables during the second and third quarters of fiscal 1994.
As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

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

      The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses.
For the three months ended December 31, 1993, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $2.8 billion, repay borrowings of $1.4 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $766.5 million, purchase investments and loans of $146.1 million and meet operating expenses, before depreciation and amortization, of $43.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $2.9 billion, proceeds from borrowings of $1.6 billion, proceeds from sales of loans, securities and real estate of $409.2 million, and principal and interest collected on investments, loans and mortgage-backed securities of $335.3 million.

      The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. Of the $1.2 billion of outstanding trust certificate balances at December 31, 1993, the primary recourse to the Bank was approximately $77.0 million.

      The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At December 31, 1993, recourse to the Bank under these arrangements was approximately $6.0 million.

      The Bank's commitments at December 31, 1993 are set forth in the following table:

                                                     (In thousands)
Commitments to originate loans                        $   54,440

Loans in process (collateralized loans):
  Home equity .................................          524,174
  Real estate construction.....................           25,626
  Commercial and multifamily ...................           1,406
  Residential ground...........................            2,679
                                                         -------
                                                         553,885
                                                         -------
Loans in process (unsecured loans):
  Credit cards.................................        2,980,576
  Overdraft lines..............................           36,012
  Commercial...................................               20
                                                       ---------
                                                       3,016,608
                                                       ---------
      Total commitments to extend credit.......        3,624,933



 Letters of credit .............................          74,387
Recourse arrangements on asset-backed
  securitizations .............................           77,019
Recourse arrangements on mortgage-backed
  securities ..................................            5,991
                                                      ----------
      Total commitments .......................       $3,782,330
                                                      ==========


      Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 92.9% of commitments at December 31, 1993.

      At December 31, 1993, repayments of borrowed money scheduled to occur during the next 12 months were $564.5 million.
Certificates of deposit maturing during the next 12 months amounted to $535.8 million, of which a substantial portion is expected to remain with the Bank.

      There were no material commitments for capital expenditures at December 31, 1993.

      The Bank's liquidity requirements in fiscal 1994 and for years subsequent to fiscal 1994 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.


     CAPITAL. At December 31, 1993, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, including FIRREA-mandated fully phased-in capital requirements, and its capital ratios exceeded the ratios established for well-capitalized institutions under OTS prompt corrective action regulations. The following table shows the Bank's regulatory capital levels at December 31, 1993, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

                                                 REGULATORY CAPITAL
                                               (Dollars in thousands)

                                                 Actual              Capital Required
                                           ----------------------  ------------------------
                                                        As a %                    As a %      Excess
                                            Amount     of Assets     Amount      of Assets    Capital
                                           ---------  -----------  -----------  -----------  ---------
Capital per financial statements.........  $ 292,982
Adjustments for tangible and core
 capital:
  Intangible assets......................    (54,234)
  Non-includable subsidiaries (1)........     (6,412)
                                            ---------
    Total tangible capital...............    232,336        4.55%   $  76,651        1.50%   $155,685
                                                           --------    ---------    -----    --------
                                                           --------    ------       -----    --------
  Supervisory goodwill...................     38,325
                                            ---------
    Total core capital(2)(3).............    270,661        5.30%   $ 153,301        3.00%   $117,360
                                            ---------      -----      -------       -----    --------
                                                           -----      -------       -----    --------
    Total tier 1 risk-based capital
      (2).................................   270,661        6.88%       N/A          N/A       N/A
                                           ----------  -----------  -----------  -----------  -------
                                                       -----------  -----------  -----------  -------
Adjustments for risk-based capital:
  Subordinated capital debentures........    154,300
  Reserve for general loan losses........     59,068
                                           ---------
    Total supplementary capital..........    213,368
  Excess loan loss reserves..............     (9,782)
                                           ---------
  Adjusted supplementary capital.........    203,586
                                           ---------
    Total available capital..............    474,247
  Equity investments (1).................    (19,584)
                                           ---------
    Total risk-based capital (2)........   $ 454,663       11.56%    $314,651         8.00%   $140,012
                                           ---------  -----------  -----------  -----------   --------
                                           ---------  -----------  -----------  -----------   --------
- -------------------



(1) Reflects  an aggregate offset of $6.3  million representing the amount of
general  reserves   maintained   against  the Bank's  equity  investments
and non-includable   subsidiaries  which,   pursuant  to  OTS  guidelines, is
available as a "credit" against the deductions from capital otherwise required  for such investments.

(2) Under the OTS prompt corrective action regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of a least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of a least 10.0%

(3) Effective January 1, 1994, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.75% to 0.375% of tangible assets. If the 0.375% limit had been in effect on December 31, 1993, the Bank's core capital ratio would have been 4.92% or $98.2 million above the regulatory requirement.


      REGULATORY ACTION AND REQUIREMENTS. The Bank is subject to a written agreement, dated September 30, 1991 as amended in October 1993, with the OTS which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from OTS. In September 1993, the Bank received OTS approval, subject to certain conditions, to increase incrementally its total assets during the period from July 1, 1993 through June 30, 1994 by an amount up to $500 million. The Bank is also subject to a requirement to obtain OTS approval for changes in directors and senior executive officers and the imposition of increased OTS assessments and FDIC insurance premiums. In January 1994, the OTS approved the appointment of three additional directors to the Bank's Board of Directors. The OTS has approved the payment of dividends on the Preferred Stock provided certain conditions are met. In the future, if the Bank is unable to maintain capital compliance, the Bank could be subject to additional regulatory sanctions.

      CAPITAL MAINTENANCE STRATEGIES. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at December 31, 1993, the Bank met the FIRREA-mandated fully phased-in capital requirements. On a fully phased-in basis, at December 31, 1993 the Bank's tangible, core (or leverage), and total risk-based capital ratios were 4.14%, 4.14% and 9.81%, respectively, compared with the requirements of 1.5%, 3.0% and 8.0%, respectively. At December
31, 1993, the Bank had $30.4 million, after subsequent valuation allowances, of investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are currently subject to a 25% phase-out from all three FIRREA capital requirements. This phase-out will gradually increase to 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At December 31, 1993, the Bank also had one equity investment with a balance, after subsequent valuation allowances, of $41.2 million which is currently subject to a 60% phase-out from total capital for risk-based capital purposes. This phase-out will increase to 100% on July 1, 1994. Pursuant to OTS guidelines, $6.3 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments. The OTS adopted a rule, effective April 19, 1993, eliminating the capital deduction for equity investments that are permissible for national banks.

      The Bank will continue to attempt to reduce the level of its investments in non-includable subsidiaries and its level of equity investments. The level of the Bank's investments in non-includable subsidiaries is a key factor in the capital calculation because, under the fully phased-in capital requirements, those investments represent dollar-for-dollar reductions in core capital, which in turn reduce the amount of supplementary capital which may be included for risk-based capital purposes. The Bank does not anticipate entering into any new transactions that would result in an increase in its investments in non-includable subsidiaries, and is attempting to reduce the existing level of those investments over the next several years.

      OTS capital regulations provide a five-year holding period
(or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any of its REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank would be required to deduct the then-current book value of such REO property from risk-based capital. The following table sets forth the Bank's REO at December 31, 1993, after valuation allowances of $101.3 million, by the fiscal year in which the property was acquired through foreclosure.


                FISCAL YEAR                     (IN THOUSANDS)
                -----------                     --------------

                   1990 (1)                       $145,141
                   1991                            125,547
                   1992                             21,255
                   1993                             14,451
                   1994                              6,838
                                                 ---------
                   Total REO                      $313,232
                                                 =========

____________________

(1) Includes one property with a net book value of $36.1 million, which the Bank agreed in fiscal 1991 to treat as an equity investment for regulatory capital purposes.


      At December 31, 1993, the Bank had $51.3 million in supervisory goodwill, of which $38.3 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.75% of tangible assets beginning January 1, 1993, 0.375% beginning January 1, 1994 and 0% beginning January 1, 1995.

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

      PROMPT CORRECTIVE ACTION. Under the OTS prompt corrective action regulations which became effective on December 19, 1992, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At December
31, 1993, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.30%, 6.88% and 11.56%, respectively, which exceeded the ratios established for "well capitalized" institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of non-performing assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS's regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries and equity investments. Accordingly, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized."



RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31,1993 COMPARED TO THREE
MONTHS ENDED DECEMBER 31,1992.

REAL ESTATE

      The following tables set forth, for the three-month periods ended December 31, 1993, 1992 and 1991, respectively, direct operating results for the Real Estate Trust's commercial properties portfolio, which includes shopping centers and office properties, and the Real Estate Trust's hotel properties.

                                                Three Months Ended December 31,
                                                -------------------------------
                                                   1993(1)      1992       1991
                                                -------------------------------
SHOPPING CENTERS                                           (in thousands)
Revenue
     Base rent                                          -      5,502      5,235
     Expense recoveries                                 -      1,286      1,195
     Percentage rent                                    -        828        880
     Other                                              -        204        106
                                                -------------------------------
          Total revenues                                -      7,820      7,416
                                                -------------------------------
Direct operating expenses
     Real estate taxes                                  -        527        550
     Repairs and maintenance                            -        245        244
     Utilities                                          -        252        239
     Payroll                                            -        257        231
     Insurance                                          -         90         88
     Ground rent                                        -        139        135
     Other                                              -        250        166
                                                -------------------------------
          Total direct operating expenses               -      1,760      1,853
                                                -------------------------------
Income after direct operating expenses                  -      8,060      5,763
                                                -------------------------------
                                                -------------------------------

OFFICE PROPERTIES
Revenue
     Base rent                                      3,478      4,658      5,320
     Expense recoveries                               151        417        636
     Other                                             94        102       (244)
                                                -------------------------------
          Total revenues                            3,723      5,177      5,712
                                                -------------------------------
Direct operating expenses
     Real estate taxes                                375        483        532
     Repairs and maintenance                          385        411        451
     Utilities                                        578        569        616
     Payroll                                          137        143        137
     Insurance                                         65         76         75
     Other                                            165        201        246
                                                -------------------------------
          Total direct operating expenses           1,705      1,883      2,057
                                                -------------------------------
Income after direct operating expenses              2,018      3,294      3,655
                                                -------------------------------
                                                -------------------------------

COMMERCIAL PROPERTIES
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
     Base rent                                      3,478     10,160     10,555
     Expense recoveries                               151      1,703      1,831
     Percentage rent                                    0        828        880
     Other                                             94        306       (138)
                                                -------------------------------
          Total revenues                            3,723     12,997     13,128
                                                -------------------------------
Direct operating expenses
     Real estate taxes                                375      1,010      1,082
     Repairs and maintenance                          385        656        695
     Utilities                                        578        821        855
     Payroll                                          137        400        368
     Insurance                                         65        166        163
     Ground rent                                        0        139        135
     Other                                            165        459        412
                                                -------------------------------
          Total direct operating expenses           1,705      3,651      3,710
                                                -------------------------------
Income after direct operating expenses              2,018      9,346      9,418
                                                -------------------------------
                                                -------------------------------

- ---------------------
(1) In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties to Saul Holdings Limited partnership and a subsidiary limited partnership of Saul Holdings Limited Partnership.

                                                Three Months Ended December 31,
                                                -------------------------------
                                                     1993       1992       1991
                                                -------------------------------
HOTELS                                                     (in thousands)
Revenue
     Room sales                                     6,794      6,715      7,306
     Food sales                                     2,254      2,385      2,258
     Beverage sales                                   766        898        886
     Other                                            868        783        612
                                                -------------------------------
          Total revenues                           10,682     10,781     11,062
                                                -------------------------------
Direct operating expenses
     Payroll                                        3,555      3,556      3,644
     Cost of sales                                  1,069      1,222      1,227
     Utilities                                        677        689        707
     Repairs and maintenance                          564        550        578
     Advertising and promotion                        532        593        577
     Property taxes                                   230        289        280
     Insurance                                        140        139        138
     Other                                          1,138        990        992
                                                -------------------------------
          Total direct operating expenses           7,905      8,028      8,143
                                                -------------------------------
Income after direct operating expenses              2,777      2,783      2,919
                                                -------------------------------
                                                -------------------------------

      The Real Estate Trust recorded an operating loss of $10.5 million for the three-month period ended December 31, 1993, compared to a $7.0 million operating loss for the corresponding period in fiscal 1993. The current period's loss reflected a $1.4 million writedown of real estate to net realizable value, while the results of the December 1992 quarter included a $539,000 loss on the sale of property.

      On August 26, 1993, the Real Estate Trust transferred its 22 shopping centers and one of its office properties to Saul Holdings Limited Partnership and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Limited Partnership (the "Saul Centers Transaction"). As a result of this transaction, the operating results of commercial properties for the current quarter are not entirely comparable to the prior period's results, which included the operations of the transferred properties.

      Income after direct operating expenses from commercial properties, which include both shopping center and office properties, decreased $7.3 million (78.4%) from the three months ended December 31, 1992. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period. Income after direct operating expenses from commercial properties held during both periods declined $825,000 (29.0%). The performance of the office portfolio was adversely affected by a reduction in the leasing rate, to 80% at December 31, 1993 from 83% at December 31, 1992. The lower leasing rate generally reflected recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Trust's office buildings located in Atlanta.

      Income after direct operating expenses from hotel properties increased $24,000 (0.9%) in the December 1993 quarter. Room sales increased by $79,000 (1.2%), while food and beverage sales declined by $263,000 (8.0%). The net decline in total revenues of $99,000 (0.9%) was more than offset by reductions of $123,000 (1.5%) in operating costs.

      Interest expense decreased by $3.1 million (23.9%) in the current period primarily as a result of the transfer in the Saul Centers Transaction of the mortgage debt associated with the properties transferred in that transaction. Average balances of the Real Estate Trust's outstanding borrowings declined to $304.0 million in the three months ended December 31, 1993 from $477.9 million in the prior corresponding period.

      Depreciation declined $1.1 million (34.6%) primarily as a result of the transfer of the 22 shopping centers and one office property in the Saul Centers Transaction.

      Advisory, management and leasing fees-related parties declined $151,000 (9.0%) from the level in the three months ended December 31, 1992. The monthly advisory fee in the December 1993 quarter was $250,000, compared to

$157,000 in the prior period. The effect of this increase was offset by decreases in management and leasing fees, primarily because of the transfer of properties in the Saul Centers Transaction and, to a lesser extent, reductions in rental and sales income on which these fees are based.

      Higher legal and accounting expense in the current quarter contributed to an increase of $167,000 (50.0%) in general and administrative expenses.

      Writedown of real estate to net realizable value reflects a $1.4 million reduction in the carrying value of a hotel property. Although this hotel has produced satisfactory operating results in the past, the Real Estate Trust reduced the carrying value of the asset based on management's evaluation of the hotel's location, recent operating history and unlikely prospects for a near-term recovery.

BANKING

     GENERAL. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $6.0 million during the three months ended December 31, 1993, compared to operating income before income taxes, extraordinary item and cumulative effect of change of accounting principle of $1.3 million for the corresponding period in fiscal 1993. The increase in the December 1993 quarter was attributable to a $15.7 million decrease in the provision for loan losses and a $13.8 million increase in other (non-interest) income. The positive effect of these items was offset in part by a $7.7 million decrease in net interest income before provision for loan losses and by a $17.3 million increase in operating expenses.

      The Bank's net income in the current quarter reflected a $6.3 million extraordinary loss resulting from the Bank's redemption of its 1987 Debentures and 1988 Debentures in December 1993. See "Financial Condition - General."

      The Bank adopted SFAS 109 effective October 1, 1993. The cumulative effect of this change in accounting principle of $5.1 million was recognized as a benefit in the operating results for the December 1993 quarter. See Note 4 to the Consolidated Financial Statements in this report.

     NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $7.7 million (or 16.4%) in the three months ended December 31, 1993, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

      The Bank would have recorded interest income of $3.2 million for the three months ended December 31, 1993 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.6 million was actually recorded on non-accrual assets and restructured loans for the three months ended December 31, 1993. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets.

      The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

                          NET INTEREST MARGIN ANALYSIS
                          ----------------------------
                             (DOLLARS IN THOUSANDS)



                                                                Three Months Ended December 31,
                                              ------------------------------------------------------------------
                                                           1993                                 1992
                                              -------------------------------      -----------------------------
                                                Average               Yield/         Average              Yield/
                                                Balances    Interest   Rate          Balances   Interest   Rate
                                              ----------    --------  -------      ----------   --------  ------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                   $2,483,114    $59,164    9.53 %      $2,113,138   $62,135   11.76 %
  Mortgage-backed securities (2)               1,457,544     20,769    5.70         1,590,149    25,906    6.52
  Federal funds sold                              17,487        131    3.00            18,533       138    2.98
  Investment securities                            4,688         81    6.91           173,333     2,789    6.44
  Other interest-earning assets                  208,643      1,511    2.90           162,334     1,176    2.90
                                              ----------    -------                -----------  -------
   Total                                       4,171,476     81,656    7.83         4,057,487    92,144    9.08
                                                            -------   -------                   -------   ------

 Non-interest earning assets:
  Cash                                           113,301                              101,089
  Real estate held for investment or sale        391,983                              524,555
  Property and equipment,  net                   136,011                              144,788
  Cost in excess of net assets acquired,  net      9,333                               12,225
  Other assets                                   163,340                              158,757
                                              ----------                           ----------
   Total assets                               $4,985,444                           $4,998,901
                                              ==========                           ==========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                            $  800,230      5,376    2.69        $  719,725     4,377    2.43
   Savings deposits                            1,053,995      8,710    3.31           770,053     6,311    3.28
   Time deposits                                 804,299      8,041    4.00         1,077,711    12,530    4.65
   Money market deposits                       1,181,021      9,256    3.13         1,287,366    10,364    3.22
                                              ----------    -------                ----------   -------
   Total deposits                              3,839,545     31,383    3.27         3,854,855    33,582    3.48

  Borrowings                                     792,038     10,837    5.47           919,306    11,406    4.96
                                              ----------    -------                ----------   -------
   Total liabilities                           4,631,583     42,220    3.65         4,774,161    44,988    3.77
 Non interest-bearing items:                                -------   -------                   -------   -------
  Non-interest bearing deposits                   55,742                               34,374
  Other liabilities                               37,186                               38,335
  Stockholders' equity                           260,933                              152,031
                                              ----------                           ----------
   Total liabilities and stockholders' equity $4,985,444                           $4,998,901
                                              ----------                           ----------
                                              ----------                           ----------

Net interest income                                         $39,436                             $47,156
                                                            -------                             -------
                                                            -------                             -------
Net interest spread (3)                                                4.18 %                              5.31 %
                                                                      -------                             -------
                                                                      -------                             -------
Net yield on interest-earning assets (4)                               3.78 %                              4.65 %
                                                                      -------                             -------
                                                                      -------                             -------
Interest-earning assets to interest-bearing liabilities               90.07 %                             84.99 %
                                                                      -------                             -------
                                                                      -------                             -------

- --------------------------------------------------------------------------------------------------------------------------
 (1)  Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the income statement; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
 (2)  Includes mortgage-backed securities held for sale for the three months ended December 31, 1992.
 (3)  Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
 (4)  Equals net interest income divided by the average balances of total interest-earning assets.

      The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); changes in rate (change in rate multiplied by old volume); and changes in rate and volume.

                 VOLUME AND RATE CHANGES IN NET INTEREST INCOME
                 ----------------------------------------------
                                 (IN THOUSANDS)

                                           Three Months Ended December 31, 1993
                                                       Compared to
                                           Three Months Ended December 31, 1992
                                                    Increase (Decrease)
                                                    Due to Change in (1)
                                      ------------------------------------------
                                                                       Total
                                         Volume          Rate          Change
                                      ------------   ------------   ------------
Interest income:
    Loans (2)                         $  43,811     $  (46,782)    $   (2,971)
    Mortgage-backed securities (3)       (2,048)        (3,089)        (5,137)
    Federal funds sold                      (13)             6             (7)
    Investment securities                (4,035)         1,327         (2,708)
    Other interest-earning assets           335              0            335
                                      ----------   ------------   ------------
        Total interest income            38,050        (48,538)       (10,488)
                                      -----------  ------------   ------------


Interest expense:
    Deposit accounts                       (136)        (2,063)        (2,199)
    Borrowings                           (5,707)         5,138           (569)
                                    ------------   ------------   ------------
        Total interest expense           (5,843)         3,075         (2,768)
                                    ------------   ------------   ------------


Increase (decrease) in
    net interest income             $    43,893    $   (51,613)   $    (7,720)
                                    ------------   ------------   ------------
                                    ------------   ------------   ------------

- --------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.
(3) Includes mortgage-backed securities held for sale for the three months ended December 31, 1992.


      Interest income for the three months ended December 31, 1993 decreased $10.5 million from the level in the prior corresponding period, primarily as a result of lower average yields earned by the Bank on the principal categories of its interest-earning assets. The effect of the lower average yields on interest income was offset in part by higher average balances of certain interest-earning assets, principally loans receivable and, to a lesser extent, interest-bearing deposits.

      Interest income on loans, the largest category of interest-earning assets, declined by $3.0 million (or 4.8%) from the December 1992 quarter.
The decline in interest income was attributable to lower average yields on the loan portfolio, which reflected a decline in market interest rates. The average yield on the portfolio in the current quarter decreased by 223 basis points (to 9.53% from 11.76%) from the average yield in the three months ended December 31, 1992. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 15.1% from 18.2% and a decline of $7.8 million in interest income on these loans. The average yield on single-family residential loans declined to 6.83% from 7.72%, while the average yield on home equity credit line loans decreased to 6.59% from 7.25%. Both of these loan types generally bear interest at variable rates that adjust based on specified market interest rates, which declined significantly from levels prevailing in the three months ended December 31, 1992. The effect of these lower yields was offset in part by an increase in the average yield on construction and ground loans of 165 basis points (from 6.02% to 7.67%).

      An increase in average loan balances partially offset the effects of lower average yields. Average balances of single-family residential permanent loans increased $407.5 million as a result of increased origination of such loans during the December 1993 quarter. Interest income on these loans increased $4.9 million from the prior period. An increase of $1.8 million (or 107.8%) in interest income on consumer loans (other than credit card loans) was attributable to increased originations of automobile loans. Average balances of commercial permanent loans increased $33.1 million (or 55.8%) primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. Average balances of credit card and home equity credit line loans declined during the current quarter, largely as a result of the Bank's loan securitization and sale activity. The securitization and sale of $150.0 million and $200.0 million of credit card receivables in March 1993 and August 1993, respectively, were reflected in a decrease of $30.2 million (or 3.5%) in average balances of this loan type. This decrease was partially mitigated by an increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts. A decline of $134.6 million (or 61.3%) in average balances of home equity credit line receivables contributed to a $2.6 million decline in interest income. Average loan balances in the construction and ground loan categories decreased $19.9 million (or 24.4%) from the level in the prior corresponding period primarily as a result of loan principal repayments and the acquisition of the underlying collateral through foreclosure.

      Interest income on mortgage-backed securities decreased $5.1 million primarily because of lower average balances resulting from the sale of $127.8 million of mortgage-backed securities in March 1993. Interest income in the December 1993 quarter also was adversely affected by a decline in average rates to 5.70% from 6.52%. The Bank's mortgage-backed securities principally bear interest at variable rates that adjust based on market interest rates.

      Interest income on investment securities decreased $2.7 million as the result of lower average balances of U.S. Government securities.

      Interest expense decreased $2.8 million (or 6.2%) for the three months ended December 31, 1993 primarily because of a decline of $2.2 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased principally as a result of a decrease in average rates (to 3.27% from 3.48%), which reflected a decline in market interest rates, and, to a lesser extent, a decrease of $15.3 million in average deposit balances.

      Interest on borrowings decreased $0.6 million in the December 1993 quarter primarily because of a decrease in interest expense on repurchase transactions. The decrease was offset in part by increased interest expense on FHLB advances and on the Bank's subordinated indebtedness. The Bank paid interest on the 1987 Debentures and 1988 Debentures through December 23, 1993 and December 24, 1993, respectively, when it redeemed those securities with the proceeds of the 1993 Debentures, which were issued on November 23, 1993. See "Financial Condition - Banking - General."

      PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased to $12.1 million in the December 1993 quarter from $27.8 million in the prior period. The provision for credit card loans decreased $11.7 million primarily as a result of a decline in net charge-offs of credit card loans in fiscal 1993. The provision for real estate loans also decreased $3.9 million as a result of the Bank's implementation of SOP 92-3 in the December 1992 quarter. See "Financial Condition - Reserve for Losses" and Note 4 to the Consolidated Financial Statements in this report.

      OTHER INCOME. The increase in other income (to $35.3 million in the December 1993 quarter from $21.6 million in the December 1992 quarter) was primarily attributable to an increase in earnings on real estate held for investment or sale and an increase in loan and deposit servicing fees. These increases were partially offset by decreased gains on sales of credit card relationships, loans and mortgage-backed securities.

      The $19.3 million increase in earnings on real estate held for investment or sale was primarily attributable to a decrease of $18.8 million in the provision for losses as a result of the Bank's implementation of SOP 92-3 in the three months ended December 31, 1992. See "Financial Condition - Reserves for Losses." The decreased provision was partially offset by a $1.1 million decrease in the operating income generated by the Bank's REO properties.

      An increase of $4.2 million in excess servicing fees earned by the Bank in servicing its portfolios of securitized credit card loans contributed to an increase of $2.5 million (or 14.3%) in loan and deposit servicing fees.
Excess servicing fees represent the contractual interest and fees paid by credit card holders less certificate interest paid to holders of certificates in the trusts and administrative fees paid to providers of services to the trusts. The $4.2 million increase is excess servicing fees earned from servicing the credit card portfolios, have increased as a result of more securitization activity by the Bank in recent periods. The higher level of securitized credit card receivables also resulted in increased credit card servicing fees of $0.7 million. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sell mortgage loans and retains the servicing rights on those loans, servicing fee income levels increase. The level of servicing fee income declines upon repayment of assets previously securitized and sold and upon prepayment of mortgage loans serviced for others. The positive effect of these items on loan and deposit servicing fees was offset in part by a $1.6 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The amortization of the excess servicing asset related to home equity credit line securitizations increased $2.2 million during the three months ended December 31, 1993. The increase was primarily attributable to the securitization and sale of $194.2 million and $146.2 million of home equity credit line receivables in December 1992 and September 1993, respectively.

      Gain on sales of credit card relationships, loans and mortgage-backed securities decreased $10.2 million in the three months ended December 31, 1993 from the prior corresponding period. The prior period's results were affected by the sale of $194.2 million of home equity credit line receivables in the December 1992 quarter, which resulted in a gain of $10.4 million.

      OPERATING EXPENSES. Operating expenses in the quarter ended December 31, 1993 increased $17.0 million primarily as a result of increases in advertising expenses, salaries and employee benefits and loan expenses. The $5.9 million increase in advertising expenses was primarily attributable to increased solicitation by the Bank of its credit card products and services in connection with the resumption of active national solicitation of new credit card accounts. The $5.1 million increase in salaries and employee benefits resulted primarily from staffing increases and a discretionary bonus paid to substantially all employees in December 1993. The $3.8 million increase in loan expenses is primarily attributable to the accelerated amortization of purchased mortgage servicing rights, which resulted from increased prepayments of the underlying loans.

      In order to take advantage of additional opportunities to enhance profitability, the Bank may be required to incur increased expenditures for salaries and employee benefits, loan expenses and advertising expenses, which will contribute to higher operating expenses in future periods.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          Exhibit 11, Computation of Net Income Per Common Share of Beneficial Interest for the quarters ended December 31, 1993 and 1992. (included in part 1, Item 1).

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                    ---------------------------------------
                                                  (Registrant)


Dated:  FEBRUARY 14, 1994           /S/ PHILIP D. CARACI
        -----------------           --------------------
                                    Philip D. Caraci, Sr. Vice President
                                    Chief Financial Officer


Dated:  FEBRUARY 14, 1994           /S/ ROSS E. HEASLEY
        -----------------           --------------------
                                    Ross E. Heasley, Vice President
                                    Principal Accounting Officer




0297:114rjp.94
                                       - 65 -