Form 10-Q/A
period 1993-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-03-10
CIK 86902

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


                                AMENDMENT NO. 1



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

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE

      Item 1.  FINANCIAL STATEMENTS

               (a) Consolidated Balance Sheets at December 31,1993 and
                   September 30, 1993. . . . . . . . . . . . . . . . . .     3

               (b) Consolidated Statements of Operations and Defi-
                   cit for the three-month periods ended December
                   31, 1993 and 1992. . . . . . . . . . . . . . . . . .      4

               (c) Consolidated Statements of Cash Flows for the
                   three-month periods ended December 31, 1993 and
                   1992 . . . . . . . . . . . . . . . . . . . . . . . .      6

               (d) Notes to Consolidated Financial Statements. . . . . .     8


      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               (a)  Financial Condition
                        Real Estate. . . . . . . . . . . . . . . . . . .    15


                        Banking. . . . . . . . . . . . . . . . . . . . .    16

               (b)  Liquidity and Capital Resources
                        Real Estate. . . . . . . . . . . . . . . . . . .    42

                        Banking . . . . . . . . . . . . . . . . . . . . .   45
                              Liquidity . . . . . . . . . . . . . . . . .   45
                              Capital . . . . . . . . . . . . . . . . . .   47

               (c)  Results of Operations
                        Three Months Ended December 31, 1993
                        Compared to Three Months Ended December
                        31, 1992
                        Real Estate . . . . . . . . . . . . . . . . . . .   51

                        Banking . . . . . . . . . . . . . . . . . . . . .   55

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------



- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31      September 30
(Dollars in thousands)                                                                               1993               1993
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS

REAL ESTATE
Income-producing properties
     Commercial                                                                                    $   109,796       $   109,513
     Hotel                                                                                             110,309           111,484
     Other                                                                                               4,543             3,985
                                                                                                   ------------      ------------
                                                                                                       224,648           224,982
     Accumulated depreciation                                                                          (64,684)          (62,626)
                                                                                                   ------------      ------------
                                                                                                       159,964           162,356
Land parcels                                                                                            38,416            38,411
Cash and cash equivalents                                                                                1,668             2,710
Other assets                                                                                            54,792            17,079
                                                                                                   ------------      ------------
               Total real estate assets                                                                254,840           220,556
- ---------------------------------------------------------------------------------------------------------------------------------
BANKING
Cash and due from banks                                                                                162,643           178,508
Interest-bearing deposits                                                                               24,056             4,691
Federal funds sold                                                                                      30,000               --
Investment securities (market value $4,796 and $4,822, respectively)                                     4,796             4,789
Loans held for sale                                                                                    211,476           176,027
Loans held for securitization and sale                                                                 300,000           300,000
Mortgage-backed securities (market value $1,351,066 and $1,528,060, respectively)                    1,351,066         1,501,192
Loans receivable (net of reserve for losses of $66,940 and $68,040, respectively)                    2,270,629         1,861,753
Federal Home Loan Bank stock                                                                            31,543            31,150
Real estate held for investment or sale (net of reserve for losses of $111,463
          and $111,644, respectively)                                                                  367,647           388,459
Property and equipment, net                                                                            138,836           135,800
Cost in excess of net assets acquired, net                                                               8,593             9,383
Excess servicing assets, net                                                                            22,115            27,573
Purchased mortgage servicing rights, net                                                                18,449            20,472
Other assets                                                                                           188,750           232,974
                                                                                                   ------------      ------------
               Total banking assets                                                                  5,130,599         4,872,771
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $ 5,385,439       $ 5,093,327
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES

REAL ESTATE
Mortgage notes payable                                                                             $   264,914       $   264,776
Notes payable - unsecured                                                                               39,887            38,661
Deferred gains - real estate                                                                           109,253           109,027
Other liabilities and accrued expenses                                                                  38,712            37,689
                                                                                                   ------------      ------------
               Total real estate liabilities                                                           452,766           450,153
- ---------------------------------------------------------------------------------------------------------------------------------
BANKING
Deposit accounts                                                                                     3,946,272         3,870,023
Securities sold under repurchase agreements and other short-term borrowings                            194,189            88,266
Bonds payable                                                                                           24,320            24,605
Notes payable                                                                                            7,877             7,925
Federal Home Loan Bank advances                                                                        474,500           412,000
Custodial accounts                                                                                      23,857            25,925
Amounts due to banks                                                                                    26,262            26,723
Other liabilities and accrued expenses                                                                  33,896            40,034
Capital notes -- subordinated                                                                          160,000           138,500
                                                                                                   ------------      ------------
               Total banking liabilities                                                             4,891,173         4,634,001
- ---------------------------------------------------------------------------------------------------------------------------------
Minority interest held by affiliates                                                                    36,646            34,495
Minority interest -- other                                                                              74,307            74,307
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    5,454,892         5,192,956
- ---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
     authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                    516               516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642             6,642
Paid-in surplus                                                                                         92,943            92,943
Deficit                                                                                               (134,287)         (157,882)
Net unrealized holding gains                                                                             6,581               --
                                                                                                   ------------      ------------
                                                                                                       (27,605)          (57,781)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)          (41,848)
                                                                                                   ------------      ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                            (69,453)          (99,629)
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                      $   5,385,439       $ 5,093,327
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

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------


                                                                                                   For the Three Months
                                                                                                     Ended December 31
                                                                                             ----------------------------------

(In thousands, except per share amounts)                                                          1993                1992
                                                                                             --------------      --------------
REAL ESTATE
INCOME
- ------
Commercial properties                                                                        $       3,723       $      12,997
Hotels                                                                                              10,682              10,781
Other                                                                                                  449                 472
                                                                                             --------------      --------------
Total income                                                                                        14,854              24,250
- -------------------------------------------------------------------------------------------------------------------------------
EXPENSES
- --------
Direct operating expenses:
     Commercial properties                                                                           1,705               3,651
     Hotels                                                                                          7,905               8,028
     Land parcels and other                                                                            329                 372
Interest expense                                                                                     9,764              12,835
Amortization of debt expense                                                                           479                 635
Depreciation                                                                                         2,075               3,134
Advisory, management and leasing fees - related parties                                              1,533               1,684
General and administrative                                                                             501                 334
Write-down of real estate to net realizable value                                                    1,380                 --
                                                                                             --------------      --------------
Total expenses                                                                                      25,671              30,673
- -------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of partnership investments                                                          725                 --
- -------------------------------------------------------------------------------------------------------------------------------
Loss on sales of property                                                                              --                 (539)
- -------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                         (10,092)             (6,962)
- -------------------------------------------------------------------------------------------------------------------------------
BANKING

INTEREST INCOME
- ---------------
Loans                                                                                               59,164              62,135
Mortgage-backed securities                                                                          20,357              25,906
Trading securities                                                                                     412                 --
Investment securities                                                                                   81               2,789
Other                                                                                                1,642               1,314
                                                                                             --------------      --------------
Total interest income                                                                               81,656              92,144
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
- ----------------
Deposit accounts                                                                                    31,383              33,582
Short-term borrowings                                                                                3,218               4,769
Long-term borrowings                                                                                 7,619               6,637
                                                                                             --------------      --------------
Total interest expense                                                                              42,220              44,988
                                                                                             --------------      --------------
Net interest income                                                                                 39,436              47,156
Provision for loan losses                                                                          (12,095)            (27,754)
- -------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                 27,341              19,402
- -------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
- ------------
Credit card fees                                                                                     7,401               7,461
Loan servicing fees                                                                                 15,111              12,871
Deposit service fees                                                                                 4,893               4,636
Gain on sales of trading securities, net                                                               808                 --
Loss on real estate held for investment or sale, net                                                  (284)            (19,601)
Gain on sales of credit card relationships, loans and mortgage-backed securities, net                2,490              12,664
Gain on sales of mortgage servicing rights, net                                                      2,572               1,724
Other                                                                                                2,338               1,803
                                                                                             --------------      --------------
Total other income                                                                                  35,329              21,558
- -------------------------------------------------------------------------------------------------------------------------------


Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------


                                                                                                    For the Three Months
                                                                                                      Ended December 31
                                                                                             ----------------------------------

(In thousands, except per share amounts)                                                          1993               1992
- -------------------------------------------------------------------------------------------------------------------------------
BANKING (CONTINUED)
OPERATING EXPENSES
- ------------------
Salaries and employee benefits                                                               $      21,406       $      16,308
Loan expenses                                                                                        6,474               2,699
Property and equipment                                                                               6,331               5,932
Advertising expenses                                                                                 7,305               1,369
Computer expenses                                                                                    6,334               5,708
Deposit insurance premiums                                                                           2,958               2,329
Amortization of cost in excess of net assets acquired                                                  516                 744
Other                                                                                                5,351               4,605
                                                                                             --------------      --------------
Total operating expenses                                                                            56,675              39,694
- -------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                             5,995               1,266
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating loss before income taxes, extraordinary item,
    cumulative effect of change in accounting principle and minority interest                       (4,097)             (5,696)
Provision for income taxes (income tax benefit)                                                       (708)                232
                                                                                             --------------      --------------
Loss before extraordinary item, cumulative effect of change in accounting principle
    and minority interest                                                                           (3,389)             (5,928)
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                              (6,333)                --
                                                                                             --------------      --------------
Loss before cumulative effect of change in accounting principle and minority interest               (9,722)             (5,928)
Cumulative effect of change in accounting principle                                                 36,260                 --
                                                                                             --------------      --------------
Income (loss) before minority interest                                                              26,538              (5,928)
Minority interest held by affiliates                                                                  (505)               (118)
Minority interest -- other                                                                          (2,438)                --
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                                     23,595              (6,046)

DEFICIT
Beginning of period                                                                               (157,882)           (160,980)
                                                                                             --------------      --------------
End of period                                                                                $    (134,287)      $    (167,026)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                           $      22,240       $      (7,401)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE
Loss before extraordinary item, cumulative effect
  of change in accounting principle and minority interest                                    $       (0.98)      $       (1.51)
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                               (1.31)                --
                                                                                             --------------      --------------
Loss before cumulative effect of change in accounting
  principle and minority interest                                                                    (2.29)              (1.51)
Cumulative effect of change in accounting principle                                                   7.51                 --
                                                                                             --------------      --------------
Income (loss) before minority interest                                                                5.22               (1.51)
Minority interest held by affiliates                                                                 (0.10)              (0.02)
Minority interest - other                                                                            (0.51)                --
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                                                           $        4.61       $       (1.53)
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------


                                                                                                   For the Three Months
                                                                                                     Ended December 31
                                                                                             ----------------------------------

(In thousands)                                                                                      1993                1992
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
REAL ESTATE
Net income (loss)                                                                            $      21,574       $      (6,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
          Depreciation                                                                               2,075               3,134
          Write-down of real estate to net realizable value                                          1,380                 --
          Loss on sales of property                                                                    --                  539
          Increase in accounts receivable and accrued income                                          (858)                (24)
          Increase in net deferred tax asset                                                       (37,186)                --
          Increase (decrease) in accounts payable and accrued expenses                              (1,319)              2,238
          (Increase) decrease in tax sharing receivable                                              5,512                (445)
          Amortization of debt expense                                                                 479                 635
          Equity in earnings of partnership investments                                               (725)                --
          Other                                                                                      3,273               5,152
                                                                                             --------------      --------------
                                                                                                    (5,795)              4,709
                                                                                             --------------      --------------
BANKING
Net income                                                                                           2,021                 474
Adjustments to reconcile net income to net cash provided by operating activities:
          Accretion of premiums, discounts and deferred loan fees                                     (614)             (3,192)
          Depreciation and amortization                                                              4,208               3,999
          Amortization of cost in excess of net assets acquired, purchased
              mortgage servicing rights and excess servicing assets                                  8,873               4,956
          Loss on extinguishment of debt                                                            10,476                 --
          Provision for loan losses                                                                 12,095              27,754
          Net fundings of loans held for sale                                                     (370,761)           (215,665)
          Proceeds from sales of trading securities                                                205,109                 --
          Proceeds from sales of loans and securities held for sale and/or
              securitization                                                                       181,650             570,906
          Equity (earnings) loss from investments in limited partnerships                             (461)                 15
          Gain on real estate held for investment or sale, net                                      (1,848)               (702)
          Provision for losses on real estate held for investment or sale                            3,867              22,694
          Gain on sales of trading securities, net                                                    (808)                --
          Gain on sales of credit card relationships, loans and mortgage-backed
              securities, net                                                                       (2,490)            (12,664)
          Gain on sales of mortgage servicing rights, net                                           (2,572)             (1,724)
          Minority interest held by affiliates                                                         505                 118
          Minority interest - other                                                                  2,438                 --
          (Increase) decrease in other assets                                                       40,538              (2,743)
          Decrease in other liabilities and accrued expenses                                        (6,599)             (2,088)
          Increase (decrease) in tax sharing payable                                                (5,512)                445
          Other, net                                                                                (1,618)              2,755
                                                                                             --------------      --------------
                                                                                                    78,497             395,338
                                                                                             --------------      --------------
Net cash provided by operating activities                                                           72,702             400,047
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
REAL ESTATE
Capital expenditures - properties                                                                   (1,037)             (3,928)
Property sales                                                                                         --                  386
Equity investment in unconsolidated entities                                                           112                 (28)
Other investing activities                                                                               6                   3
                                                                                             --------------      --------------
                                                                                                      (919)             (3,567)
                                                                                             --------------      --------------
BANKING
Proceeds from sales of loans                                                                           --                4,553
Net proceeds from sales of real estate                                                              22,448              24,191
Net proceeds from sales of mortgage servicing rights                                                 2,572               1,724
Net fundings of loans receivable                                                                  (302,692)           (114,381)
Principal collected on mortgage-backed securities                                                  162,319             128,827
Purchases of mortgage-backed securities                                                            (48,636)            (40,550)
Purchases of loans receivable                                                                      (97,505)            (76,743)
Purchases of property and equipment                                                                 (4,297)             (1,606)
Purchases of mortgage servicing rights                                                                (876)             (3,723)
Excess servicing assets capitalized                                                                    --              (11,841)
Disbursements for real estate held for investment or sale                                          (23,736)             (6,673)
Other investing activities, net                                                                        708              (5,713)
                                                                                             --------------      --------------
                                                                                                  (289,695)           (101,935)
                                                                                             --------------      --------------
Net cash used in investing activities                                                             (290,614)           (105,502)
- -------------------------------------------------------------------------------------------------------------------------------


Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
- -------------------------------------------------------------------------------


                                                                                                    For the Three Months
                                                                                                      Ended December 31
                                                                                             ----------------------------------

(In thousands)                                                                                      1993                1992
- -------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
REAL ESTATE
Proceeds from mortgage financing                                                             $         461       $       1,900
Principal curtailments of mortgages                                                                   (323)               (249)
Proceeds from sales of unsecured notes                                                               3,005               1,187
Repayments of unsecured notes                                                                       (1,779)             (3,846)
Costs of obtaining financings                                                                         (277)               (576)
                                                                                             --------------      --------------
                                                                                                     1,087              (1,584)
                                                                                             --------------      --------------
BANKING
Proceeds from customer deposits and sales of certificates of deposit                             2,903,083           2,607,133
Customer withdrawals of deposits and payments for maturing certificates of                      (2,826,834)         (2,668,746)
    deposit
Net increase (decrease) in securities sold under repurchase agreements                             106,006            (248,370)
Advances from Federal Home Loan Bank                                                               283,000             100,000
Repayments of advances from Federal Home Loan Bank                                                (220,500)            (50,000)
Proceeds from other borrowings                                                                      18,163              13,205
Repayments of other borrowings                                                                     (18,579)            (14,223)
Cash dividends paid on preferred stock                                                              (2,438)                --
Repayment of capital notes - subordinated                                                         (134,153)                --
Net proceeds from sale of capital notes - subordinated                                             143,603                 --
Other financing activities, net                                                                     (2,068)                (50)
                                                                                             --------------      --------------
                                                                                                   249,283            (261,051)
                                                                                             --------------      --------------
Net cash provided by (used in) financing activities                                                250,370            (262,635)
- -------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                           32,458              31,910
Cash and cash equivalents at beginning of period                                                   185,909             121,169
                                                                                             --------------      --------------
Cash and cash equivalents at end of period                                                   $     218,367       $     153,079
===============================================================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                 $      56,625       $      57,580
        Income taxes                                                                                   220                 214

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                           1,198                 656
    Loans receivable exchanged for mortgage-backed securities                                          --               51,956
    Loans held for sale exchanged for mortgage-backed securities held for sale                     155,475             190,026
    Mortgage-backed securities transferred to loans and securities held for sale                       --              131,390
    Loans made in connection with the sale of real estate                                            5,993              23,576
    Loans receivable transferred to real estate acquired in settlement of loans                      1,200              18,113
    Loans classified as in-substance foreclosed transferred to loans receivable                     15,008                 --
    Loans held for securitization and sale transferred to loans receivable                             --                5,823
    Investment securities transferred to investment securities available-for-sale                    4,789                 --
    Mortgage-backed securities transferred to mortgage-backed securities
        available-for-sale                                                                       1,501,192                 --

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

     On October 1, 1993, the Trust adopted SFAS 109. The components of the net deferred tax asset are as follows as of December 31, 1993:


                                                               Real
                                                              Estate          Total
Description                                      Bank          Trust          Trust
- -----------                                     ------        ------         -------
Provision for Losses in Excess
  of Deductions                               $ 60,127       $    -        $ 60,127
Property                                            -          5,824          5,824
Net Operating Losses                               506         4,548          5,054
Real Estate Mortgage Investment Conduit          4,139            -           4,139
Alternative Minimum Tax Credit                      -          2,700          2,700
Partnership Investments                             -          1,219          1,219
Deferred Loan Fees                               1,087            -           1,087
Deferred Gains                                      -         (8,114)        (8,114)
Net Unrealized Holding Gains                   (10,899)           -         (10,899)
Depreciation                                   (10,400)        1,658         (8,742)
Other                                             (995)           -            (995)
Purchase Accounting                                 -         (2,804)        (2,804)
FHLB Stock Dividends                            (4,970)           -          (4,970)
                                              ---------      --------      ---------
     Total                                    $ 38,595       $ 5,031       $ 43,626
                                              =========      ========      =========
             *Amounts in Thousands



     The adoption of SFAS 109 on October 1, 1993 had the effect of increasing the trust's net deferred tax asset by approximately $33.5 million. In the opinion of management, the net deferred tax asset will be realized through projected future earnings primarily attributable to the bank and available tax planning strategies.

4.  BANKING:

LOANS HELD FOR SALE:

      At December 31, 1993 and September 30, 1993, loans held for sale is composed of single-family residential loans.


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

 Unrealized holding gains and losses in the Bank's investment securities as of December 31, 1993 are as follows:


                                            GROSS       GROSS
                                         UNREALIZED  UNREALIZED  AGGREGATE
                              AMORTIZED   HOLDING      HOLDING    FAIR
                                COST      GAINS        LOSSES     VALUE
                              ---------   ----------   ---------  --------
                                              (In thousands)
December 31, 1993
  U.S. Government securities  $ 4,690        $  4       $  -      $ 4,694
  Other securities                102           -          -          102
                              -------        ----       ----      -------
    Total                     $ 4,792        $  4       $  -      $ 4,796
                              =======        ====       ====      =======


A comparison of amortized cost and fair value for investment securities, along with the contractual dates of maturity, by category of investments as of December 31, 1993, is as follows:



                                                                 AGGREGATE
                                                      AMORTIZED  FAIR
                                                        COST     VALUE
                                                     ----------  ---------
                                                         (In thousands)
December 31, 1993
  Investment securities available-for-sale:
    U.S. Government securities
      Maturing within one year                       $   296     $  296
      Maturing after one year, but within five years   4,394      4,398
                                                     -------     ------
      Total U.S. Government securities                 4,690      4,694
                                                     -------     ------

    Other securities:
      Maturing within one year                           102        102
                                                     -------    -------
      Total other securities                             102        102
                                                     -------    -------
  Total investment securities available-for-sale     $ 4,792    $ 4,796
                                                     =======     ======


Gross unrealized holding gains and losses of the Bank's mortgage-backed securities as of December 31, 1993 are as follows:


                                          GROSS       GROSS
                                        UNREALIZED  UNREALIZED AGGREGATE
                             AMORTIZED   HOLDING     HOLDING     FAIR
                                COST      GAINS     LOSSES       VALUE
                         ------------   ---------- ---------  -----------
                                          (In thousands)
December 31, 1993
  FNMA                    $    46,184    $    311  $   (159)    $    46,336
  FHLMC                     1,046,148      11,231    (1,726)      1,055,653
  Private label, AA-rated     245,128       3,949         -         249,077
                          -----------    --------  ---------    -----------
    Total                 $ 1,337,460    $ 15,491  $ (1,885)    $ 1,351,066
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

      At December 31, 1993, the recorded investment in loans and related reserves for losses in loans for which impairment has been recognized in accordance with SFAS 114 is as follows:



                       IMPAIRED         RESERVES FOR
                        LOANS          LOSSES ON LOANS
                       --------        ---------------
                               (In thousands)
      Real estate      $ 15,008             $ 1,093
      Credit card        26,927               2,693
                       --------             -------
                       $ 41,935             $ 3,786
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


FINANCIAL CONDITION

REAL ESTATE


      The Real Estate Trust's investment portfolio at December 31, 1993, which consisted of office properties, hotels and undeveloped land parcels, was relatively unchanged from September 30, 1993. On August 26, 1993, the
Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Limited Partnership and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Limited Partnership.



      Office space in the Real Estate Trust's office property portfolio was 80% leased at December 31, 1993, compared to a leasing rate of 77% at September 30, 1993 and 83% at December 31, 1992. The decline in the leasing percentage from the December 1992 quarter reflected adverse economic conditions in the metropolitan areas in which the Trust maintains office properties. At December 31, 1993, the Real Estate Trust's office property portfolio had a total gross leasable area of 1,365,000 square feet. Of the gross leasable area at December 31, 1993, 155,000 square feet (11.3%), 432,000 square feet (31.7%) and 194,000 square feet (14.2%) are subject to leases whose terms expire in the balance of fiscal 1994 and in fiscal 1995 and 1996, respectively. Due to a decline in lease rates for office space in the markets served by these properties, the terms of certain of the new leases to be entered into in fiscal 1994 are expected to be less favorable to the Real Estate Trust than the terms of the expiring leases. The ability of the Real Estate Trust to re-lease office space subject to leases expiring in fiscal 1995 and fiscal 1996, and the terms of any such new leases, will depend on conditions in the markets for the applicable properties during such periods.

      For the three months ended December 31, 1993, the nine hotel properties owned by the Real Estate Trust experienced an average occupancy rate of 57% and a $53.95 average room rate, compared to an average occupancy rate of 56% and a $54.78 average room rate in the first three months of fiscal 1992.
Five of the hotels showed improved occupancies over the prior corresponding period, while occupancy rates at four properties declined from the December 1992 quarter.



      During the first quarter of fiscal 1994, the Trust adopted statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109").


      SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The cumulative effect of this change in accounting principle amounted to an increase in net income of $35.4 million. See Note 3 to the Consolidated Financial Statements in this report.


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


      During the first quarter of fiscal 1994, the Bank adopted three new Statements of Financial Accounting Standards: SFAS 109, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").


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


      Effective October 1, 1993, the Bank adopted, on a prospective basis, SFAS 114, which was issued in May 1993. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance. A change in the fair value of the impaired loan is reported as an increase in or reduction to the provision for loan losses.
In addition, SFAS 114 requires that impaired loans for which foreclosure is probable be accounted for as loans. Such loans, with aggregate principal balances of $15.0 million have been reclassified from real estate held for sale to loans receivable during the quarter ended December 31, 1993. No additional reserves were required by adoption of this pronouncement. Impaired loans that are also nonperforming are included in nonperforming assets. See
Note 4 to the Consolidated Financial Statements in this report.


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

                              NON-PERFORMING ASSETS
                              ---------------------
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------



                                                            December 31,    September 30,     December 31,
                                                                1993            1993              1992
                                                           --------------   --------------   --------------
Non-performing assets:
  Non-accrual loans:
    Residential                                            $       8,830    $       9,108    $      12,262
    Commercial and multifamily                                     3,066              --               --
    Residential construction and ground                              --               --               571
    Commercial construction and ground                            11,942              --               --
                                                           --------------   --------------   --------------
      Total non-accrual real estate loans                         23,838            9,108           12,833
    Credit card                                                   21,657           20,557           25,262
    Consumer and other                                               258              314            1,107
                                                           --------------   --------------   --------------
      Total non-accrual loans (1)                                 45,753           29,979           39,202
                                                           --------------   --------------   --------------

  Non-accrual real estate held for investment (1)                  8,898            8,898            8,892
                                                           --------------   --------------   --------------

  Real estate acquired in settlement of loans                    414,507          434,616          514,404
  Reserve for losses on real estate acquired in settlement
    of loans                                                    (101,275)        (101,462)        (109,017)
                                                           --------------   --------------   --------------
    Real estate acquired in settlement of loans, net             313,232          333,154          405,387
                                                           --------------   --------------   --------------

      Total non-performing assets                          $     367,883    $     372,031    $     453,481
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------

Reserve for losses on loans                                $      66,940    $      68,040    $      80,637
Reserve for losses on real estate held for investment             10,188           10,182           12,188
Reserve for losses on real estate acquired in settlement
  of loans                                                       101,275          101,462          109,017
                                                           --------------   --------------   --------------
  Total reserves for losses                                $     178,403    $     179,684    $     201,842
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------

Ratios:

  Non-performing assets to total assets (3)                         7.18%            7.63%            9.57%
  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                          80.29%          219.29%          123.20%
  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                         216.49%          228.08%          247.36%
  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                      354.65%          376.11%          211.29%
  Reserve for losses on loans to non-accrual loans (1)            146.31%          226.96%          205.70%
  Reserve for losses on real estate held for investment
    to non-accrual real estate held for investment (1)            114.50%          114.43%          137.07%
  Reserve for losses on real estate held for investment
    or sale to non-performing real estate held for
     investment or sale (1)                                        26.33%           25.17%           21.19%
  Reserve for losses on loans to total loans receivable (2)         2.35%            2.83%            3.93%
  Reserve for losses on real estate held for investment to
    real estate held for investment (1)                            15.90%           15.55%           13.67%
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


   The rate of home sales at the Bank's four active Communities has increased in recent periods. Home sales at these Communities increased slightly from 308 units during the three months ended December 31, 1992 to 318 units during the three months ended December 31, 1993. In addition, home sales increased from 1,061 units during fiscal 1992 to 1,522 units during fiscal 1993, which represented a 43.5% increase. Management believes that the positive trend in home sales activity indicates that the demand for the Bank's lots will increase, because builders generally will not purchase a lot from the Bank until the home is under contract with the home purchaser and because inventories of lots previously purchased by builders are being depleted.
There can be no assurance, however, that home sales will remain at these levels in future periods.


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


      REAL ESTATE HELD FOR INVESTMENT. At December 31, 1993, real estate held for investment consisted of seven properties with an aggregate book value of $54.4 million, net of accumulated depreciation of $11.6 million and valuation allowances of $10.2 million. This category includes one office building (which was approximately 89% leased at such date) and two apartment buildings (which were approximately 98% and 99% leased at such date and are financed with bonds issued by a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank.
Also included is a loan to a developer with a book value of $8.9 million at December 31, 1993, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.


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

      The reserve for losses on consumer and other loans decreased to $0.9 million at December 31, 1993 from $1.2 million at September 30, 1993.
The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans declined to 354.7% and 0.5%, respectively, at December 31, 1993 from 376.1% and 0.8%, respectively, at September 30, 1993.


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

      The maturity schedule for Real Estate Trust's outstanding mortgage and Note debt at December 31, 1993 for the periods indicated is set forth in the following table:



FISCAL                           NOTES PAYABLE -
YEAR         MORTGAGE NOTES         UNSECURED          TOTAL
- ------       --------------      ---------------      --------
                              (In thousands)
1994 (1)    $   9,194              $ 11,077          $  20,271
1995            9,643                 7,034             16,677
1996            7,011                 5,553             12,564
1997          179,692 (2)(3)          2,904            182,596 (2)(3)
1998           16,024                 7,990             24,014
Thereafter     43,350                 5,329             48,679
            ----------             ---------         ----------
            $ 264,914              $ 39,887          $ 304,801
            ----------             ---------         ----------
            ----------             ---------         ----------

(1)   January 1, 1994 to September 30, 1994.

(2)   The Real Estate Trust has five one-year options to extend
      $146 million of this amount upon payment of $9 million in reduction of principal in fiscal 1997 and $8 million in reduction of principal each year thereafter.

(3) Balance does not include deferred interest, which amounted to approximately $16.8 million at December 31, 1993 and is payable at maturity.



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

      The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses.
For the three months ended December 31, 1993, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $2.8 billion, repay borrowings of $1.5 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $766.5 million, purchase investments and loans of $146.1 million and meet operating expenses, before depreciation and amortization, of $43.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $2.9 billion, proceeds from borrowings of $1.7 billion, proceeds from sales of loans, securities and real estate of $409.2 million, and principal and interest collected on investments, loans and mortgage-backed securities of $335.3 million.


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
                                                      ==========



      Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 92.7% of commitments at December 31, 1993.


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



RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31,1993 COMPARED TO THREE
MONTHS ENDED DECEMBER 31,1992.

REAL ESTATE


      The following tables set forth, for the three-month periods ended December 31, 1993 and 1992, respectively, direct operating results for the Real Estate Trust's commercial properties portfolio, which includes shopping centers and office properties, and the Real Estate Trust's hotel properties.

                                                 Three Months Ended
                                                    December 31,
                                                --------------------
                                                   1993(1)      1992
                                                --------------------
SHOPPING CENTERS                                   (In thousands)
Revenue
     Base rent                                          -    $ 5,502
     Expense recoveries                                 -      1,286
     Percentage rent                                    -        828
     Other                                              -        204
                                                --------------------
          Total revenues                                -      7,820
                                                --------------------
Direct operating expenses
     Real estate taxes                                  -        527
     Repairs and maintenance                            -        245
     Utilities                                          -        252
     Payroll                                            -        257
     Insurance                                          -         90
     Ground rent                                        -        139
     Other                                              -        250
                                                --------------------
          Total direct operating expenses               -      1,760
                                                --------------------
Income after direct operating expenses                  -    $ 6,060
                                                --------------------
                                                --------------------

OFFICE PROPERTIES
Revenue
     Base rent                                     $3,478    $ 4,658
     Expense recoveries                               151        417
     Other                                             94        102
                                                --------------------
          Total revenues                            3,723      5,177
                                                --------------------
Direct operating expenses
     Real estate taxes                                375        483
     Repairs and maintenance                          385        411
     Utilities                                        578        569
     Payroll                                          137        143
     Insurance                                         65         76
     Other                                            165        209
                                                --------------------
          Total direct operating expenses           1,705      1,891
                                                --------------------
Income after direct operating expenses             $2,018    $ 3,286
                                                --------------------
                                                --------------------

COMMERCIAL PROPERTIES
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
     Base rent                                     $3,478    $10,160
     Expense recoveries                               151      1,703
     Percentage rent                                    0        828
     Other                                             94        306
                                                --------------------
          Total revenues                            3,723     12,997
                                                --------------------
Direct operating expenses
     Real estate taxes                                375      1,010
     Repairs and maintenance                          385        656
     Utilities                                        578        821
     Payroll                                          137        400
     Insurance                                         65        166
     Ground rent                                        0        139
     Other                                            165        459
                                                --------------------
          Total direct operating expenses           1,705      3,651
                                                --------------------
Income after direct operating expenses             $2,018    $ 9,346
                                                --------------------
                                                --------------------

- ---------------------
(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Limited Partnership and a subsidiary limited partnership of Saul Holdings
     Limited Partnership.

                                              Three Months Ended December 31,
                                              -------------------------------
                                                     1993             1992
                                              -------------------------------
HOTELS                                                 (In thousands)
Revenue
     Room sales                                   $ 6,794          $ 6,715
     Food sales                                     2,254            2,385
     Beverage sales                                   766              898
     Other                                            868              783
                                                 -------------------------
          Total revenues                           10,682           10,781
                                                 -------------------------
Direct operating expenses
     Payroll                                        3,555            3,556
     Cost of sales                                  1,069            1,222
     Utilities                                        677              689
     Repairs and maintenance                          564              550
     Advertising and promotion                        532              593
     Property taxes                                   230              289
     Insurance                                        140              139
     Other                                          1,138              990
                                                 --------------------------
          Total direct operating expenses           7,905            8,028
                                                 --------------------------
Income after direct operating expenses            $ 2,777          $ 2,753
                                                 --------------------------
                                                 --------------------------

      The Real Estate Trust recorded an operating loss of $10.1 million for the three-month period ended December 31, 1993, compared to a $7.0 million operating loss for the corresponding period in fiscal 1993. The current period's loss reflected a $1.4 million writedown of real estate to net realizable value, while the results of the December 1992 quarter included a $539,000 loss on the sale of property.


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


      Income after direct operating expenses from commercial properties, which includes only office properties, decreased $7.3 million (78.4%) from the three months ended December 31, 1992, which includes income from both shopping center and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period. Income after direct operating expenses from commercial properties held during both periods declined $825,000 (29.0%). The performance of the office portfolio was adversely affected by a reduction in the leasing rate, to 80% at December 31, 1993 from 83% at December 31, 1992. The lower leasing rate generally reflected recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Trust's office buildings located in Atlanta.


      Income after direct operating expenses from hotel properties increased $24,000 (0.9%) in the December 1993 quarter. Room sales increased by $79,000 (1.2%), while food and beverage sales declined by $263,000 (8.0%). The net decline in total revenues of $99,000 (0.9%) was more than offset by reductions of $123,000 (1.5%) in operating costs.


      Interest expense decreased by $3.1 million (23.9%) in the current period primarily as a result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Average balances of the Real Estate Trust's outstanding borrowings declined to $304.0 million in the three months ended December 31, 1993 from $477.9 million in the prior corresponding period.



      Depreciation declined $1.1 million (33.8%) primarily as a result of the transfer of properties in the Saul Centers Transaction.


      Advisory, management and leasing fees-related parties declined $151,000 (9.0%) from the level in the three months ended December 31, 1992. The monthly advisory fee in the December 1993 quarter was $250,000, compared to

$97,000 in the prior period. The effect of this increase was offset by decreases in management and leasing fees, primarily because of the transfer of properties in the Saul Centers Transaction and, to a lesser extent, reductions in rental and sales income on which these fees are based.

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

BANKING


     GENERAL. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $6.0 million during the three months ended December 31, 1993, compared to operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $1.3 million for the corresponding period in fiscal 1993. The increase in the December 1993 quarter was attributable to a $15.7 million decrease in the provision for loan losses and a $13.8 million increase in other (non-interest) income. The positive effect of these items was offset in part by a $7.7 million decrease in net interest income before provision for loan losses and by a $17.0 million increase in operating expenses.


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

                                    B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                    ---------------------------------------
                                                  (Registrant)


Dated:    MARCH 9, 1994             /S/ PHILIP D. CARACI
        -----------------           --------------------
                                    Sr. Vice President



Dated:    MARCH 9, 1994             /S/ ROSS E. HEASLEY
        -----------------           --------------------
                                    Ross E. Heasley, Vice President
                                    Principal Accounting Officer




0297:114rjp.94
                                       -63-