Form 10-Q
period 1994-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-05-16
CIK 86902

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                     FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----- EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1994
                                -------------------------------------------
                                        OR

- - ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ------------------

Commission file number: 1-7184

                      B. F. SAUL REAL ESTATE INVESTMENT TRUST
- - ---------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Maryland                                      52-6053341
- - ---------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  8401 Connecticut Avenue,
  Chevy Chase, Maryland                                20815
- - ---------------------------------------------------------------------------
 (Address of principal executive office)             (Zip Code)

                                  (301) 986-6000
- - ---------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                                   -     -


     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 10, 1994, was 4,826,910.

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              (a) Consolidated Balance Sheets at March 31, 1994 and September 30, 1993

              (b) Consolidated Statements of Operations and Deficit for the three-month and six-month periods ended March 31, 1994 and 1993.

              (c) Consolidated Statements of Cash Flows for the six-month periods ended March 31, 1994 and 1993.

              (d)  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

              (a)  Financial Condition
                        Real Estate
                        Banking

              (b)  Liquidity and Capital Resources
                        Real Estate
                        Banking
                           Liquidity
                           Capital

              (c)  Results of Operations
                        Three Months Ended March 31, 1994 Compared to
                           Three Months Ended March 31, 1993

                        Six Months Ended March 31, 1994 Compared to
                           Six Months Ended March 31, 1993


PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K:

              (a)  Exhibits.

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                             March 31   September 30
(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
ASSETS
Real Estate
Income-producing properties
    Commercial                                                                                             $   110,534  $   109,513
    Hotel                                                                                                      110,567      111,484
    Other                                                                                                        4,584        3,985
                                                                                                           ------------ ------------
                                                                                                               225,685      224,982
    Accumulated depreciation                                                                                   (66,719)     (62,626)
                                                                                                           ------------ ------------
                                                                                                               158,966      162,356
Land parcels                                                                                                    38,416       38,411
Cash and cash equivalents                                                                                       62,317        2,710
Other assets                                                                                                    86,217       17,079
                                                                                                           ------------ ------------
                    Total real estate assets                                                                   345,916      220,556
                                                                                                           ------------ ------------
Banking
Cash and due from banks                                                                                        161,787      178,508
Interest-bearing deposits                                                                                        4,496        4,691
Federal funds sold                                                                                              78,000            0
Investment securities (market value $4,719 and $4,822, respectively)                                             4,719        4,789
Loans held for sale                                                                                            119,763      176,027
Loans held for securitization and sale                                                                         792,794      300,000
Mortgage-backed securities (market value $1,203,671 and $1,528,060, respectively)                            1,203,671    1,501,192
Loans receivable (net of reserve for losses of $58,545 and $68,040, respectively)                            1,726,328    1,861,753
Federal Home Loan Bank stock                                                                                    31,940       31,150
Real estate held for investment or sale (net of reserve for losses of $116,822 and $111,644, respectively)     344,879      388,459
Property and equipment, net                                                                                    139,030      135,800
Cost in excess of net assets acquired, net                                                                       7,909        9,383
Excess servicing assets, net                                                                                    17,854       27,573
Purchased mortgage servicing rights, net                                                                        16,642       20,472
Other assets                                                                                                   186,216      232,974
                                                                                                           ------------ ------------
                    Total banking assets                                                                     4,836,028    4,872,771
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                               $ 5,181,944  $ 5,093,327
                                                                                                           ============ ============
LIABILITIES
Real Estate
Mortgage notes payable                                                                                     $   193,892  $   264,776
Notes payable - secured                                                                                        175,000            0
Notes payable - unsecured                                                                                       41,264       38,661
Deferred gains - real estate                                                                                   109,254      109,027
Other liabilities and accrued expenses                                                                          34,480       37,689
                                                                                                           ------------ ------------
                    Total real estate liabilities                                                              553,890      450,153
                                                                                                           ------------ ------------
Banking
Deposit accounts                                                                                             4,040,056    3,870,023
Securities sold under repurchase agreements and other short-term borrowings                                      7,881       88,266
Bonds payable                                                                                                   24,320       24,605
Notes payable                                                                                                    7,829        7,925
Federal Home Loan Bank advances                                                                                250,000      412,000
Custodial accounts                                                                                              32,390       25,925
Amounts due to banks                                                                                            26,305       26,723
Other liabilities and accrued expenses                                                                          47,080       40,034
Capital notes -- subordinated                                                                                  160,000      138,500
                                                                                                           ------------ ------------
                    Total banking liabilities                                                                4,595,861    4,634,001
                                                                                                           ------------ ------------
Minority interest held by affiliates                                                                            36,954       34,495
Minority interest -- other                                                                                      74,307       74,307
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                            5,261,012    5,192,956
                                                                                                           ------------ ------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                             516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                      6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (135,629)    (157,882)
Net unrealized holding loss                                                                                     (1,692)           0
                                                                                                           ------------ ------------
                                                                                                               (37,220)     (57,781)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (79,068)     (99,629)
                                                                                                           ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                $ 5,181,944  $ 5,093,327
                                                                                                           ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Six Months
                                                                                  Ended March 31            Ended March 31

(In thousands, except per share amounts)                                        1994         1993         1994         1993
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE
Income
Commercial properties                                                       $     4,054  $    12,743  $     7,777  $    25,740
Hotels                                                                            9,639        9,936       20,321       20,717
Other                                                                               490          526          939          998
                                                                            ------------ ------------ ------------ ------------
Total income                                                                     14,183       23,205       29,037       47,455
                                                                            ------------ ------------ ------------ ------------
Expenses
Direct operating expenses:
    Commercial properties                                                         1,783        3,449        3,488        7,100
    Hotels                                                                        8,084        7,687       15,989       15,715
    Land parcels and other                                                          321          334          650          706
Interest expense                                                                  9,661       12,559       19,425       25,394
Amortization of debt expense                                                        477          870          956        1,505
Depreciation                                                                      2,050        3,119        4,125        6,253
Advisory, management and leasing fees - related parties                           1,501        1,876        3,034        3,560
General and administrative                                                          466          554          967          888
Write-down of real estate to net realizable value                                     0            0        1,380            0
                                                                            ------------ ------------ ------------ ------------
Total expenses                                                                   24,343       30,448       50,014       61,121
                                                                            ------------ ------------ ------------ ------------
Equity in earnings of partnership investments                                       899            0        1,624            0
Loss on sales of property                                                             0         (145)           0         (684)
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE OPERATING LOSS                                                       (9,261)      (7,388)     (19,353)     (14,350)
                                                                            ------------ ------------ ------------ ------------
BANKING
Interest income
Loans                                                                            67,083       59,568      126,247      121,703
Mortgage-backed securities                                                       17,939       24,113       38,296       50,019
Trading securities                                                                  303            0          715            0
Investment securities                                                                72        2,761          153        5,550
Other                                                                             1,397        1,303        3,039        2,617
                                                                            ------------ ------------ ------------ ------------
Total interest income                                                            86,794       87,745      168,450      179,889
Interest expense                                                            ------------ ------------ ------------ ------------
Deposit accounts                                                                 32,730       31,421       64,113       65,003
Short-term borrowings                                                             3,537        3,185        6,755        7,954
Long-term borrowings                                                              5,869        6,582       13,488       13,219
                                                                            ------------ ------------ ------------ ------------
Total interest expense                                                           42,136       41,188       84,356       86,176
                                                                            ------------ ------------ ------------ ------------
Net interest income                                                              44,658       46,557       84,094       93,713
Provision for loan losses                                                        (3,804)     (15,207)     (15,899)     (42,961)
                                                                            ------------ ------------ ------------ ------------
Net interest income after provision for loan losses                              40,854       31,350       68,195       50,752
                                                                            ------------ ------------ ------------ ------------
Other income
Credit card fees                                                                  4,888        6,605       10,724       14,066
Loan servicing fees                                                              12,765       11,292       29,441       24,163
Deposit service fees                                                              4,721        4,431        9,614        9,067
Gain (loss) on sales of trading securities, net                                    (375)           0          433            0
Earnings (loss) on real estate held for investment or sale, net                  (2,357)         978       (2,641)     (18,623)
Gain on sales of credit card relationships, loans and
    mortgage-backed securities, net                                              18,968        5,820       21,458       18,484
Gain on sales of mortgage servicing rights, net                                   1,558        1,044        4,130        2,768
Other                                                                             2,257        2,587        4,595        4,390
                                                                            ------------ ------------ ------------ ------------
Total other income                                                               42,425       32,757       77,754       54,315
                                                                            ------------ ------------ ------------ ------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Six Months
                                                                                  Ended March 31            Ended March 31

(In thousands, except per share amounts)                                        1994         1993         1994         1993
                                                                            ------------ ------------ ------------ ------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                              $    21,239  $    17,123  $    42,645  $    33,431
Loan expenses                                                                     5,947        2,929       12,421        5,628
Property and equipment                                                            6,348        5,955       12,679       11,887
Marketing expenses                                                                8,303        2,236       15,608        3,605
Data processing expenses                                                          7,123        5,421       13,457       11,129
Deposit insurance premiums                                                        2,819        2,993        5,777        5,322
Amortization of cost in excess of net assets acquired                               959          744        1,475        1,488
Other                                                                             5,924        5,036       11,275        9,641
                                                                            ------------ ------------ ------------ ------------
Total operating expenses                                                         58,662       42,437      115,337       82,131
                                                                            ------------ ------------ ------------ ------------
BANKING OPERATING INCOME                                                         24,617       21,670       30,612       22,936
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY
Operating income before income taxes, extraordinary items,
    cumulative effect of change in accounting principle,
    and minority interest                                                        15,356       14,282       11,259        8,586
Provision for income taxes                                                        6,903        4,320        6,195        4,552
                                                                            ------------ ------------ ------------ ------------
Income before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                       8,453        9,962        5,064        4,034
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                           0        2,554            0        2,554
    Loss on early extinguishment of debt, net of taxes                           (4,982)           0      (11,315)           0
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                               3,471       12,516       (6,251)       6,588
Cumulative effect of change in accounting principle                                   0            0       36,260            0
                                                                            ------------ ------------ ------------ ------------
Income before minority interest                                                   3,471       12,516       30,009        6,588
Minority interest held by affiliates                                             (2,376)      (2,606)      (2,881)      (2,724)
Minority interest -- other                                                       (2,437)           0       (4,875)           0
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY NET INCOME (LOSS)                                                  (1,342)       9,910       22,253        3,864

DEFICIT
Beginning of period                                                            (134,287)    (167,026)    (157,882)    (160,980)
                                                                            ------------ ------------ ------------ ------------
End of period                                                               $  (135,629) $  (157,116) $  (135,629) $  (157,116)
                                                                            ============ ============ ============ ============
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                            $    (2,697) $     8,555  $    19,543  $     1,154
                                                                            ============ ============ ============ ============

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                 $      1.46  $      1.78  $      0.49  $      0.27
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                        0.00         0.53         0.00         0.53
    Loss on early extinguishment of debt, net of taxes                            (1.03)        0.00        (2.34)        0.00
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                                0.43         2.31        (1.85)        0.80
Cumulative effect of change in accounting principle                                0.00         0.00         7.51         0.00
                                                                            ------------ ------------ ------------ ------------
Income before minority interest                                                    0.43         2.31         5.66         0.80
Minority interest held by affiliates                                              (0.49)       (0.54)       (0.60)       (0.56)
Minority interest -- other                                                        (0.50)        0.00        (1.01)        0.00
                                                                            ------------ ------------ ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                          $     (0.56) $      1.77  $      4.05  $      0.24
                                                                            ============ ============ ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                               For the Six Months
                                                                                                                 Ended March 31

(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                          $    10,727  $    (7,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                                                                 4,125        6,253
    Loss on sales of property                                                                                        0          684
    Write-down of real estate to net realizable value                                                            1,380            0
    Increase in accounts receivable and accrued income                                                            (971)      (4,615)
    Increase in deferred tax asset                                                                             (38,409)           0
    Increase (decrease) in accounts payable and accrued expenses                                               (14,146)       5,006
    (Increase) decrease in tax sharing receivable                                                                1,310       (7,493)
    Amortization of debt expense                                                                                   956        1,505
    Equity in earnings of partnership investments                                                               (1,657)           0
    Other                                                                                                      (11,318)      (1,405)
                                                                                                           ------------ ------------
                                                                                                               (48,003)      (7,097)
                                                                                                           ------------ ------------
Banking
Net income                                                                                                      11,526       10,896
Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion of premiums, discounts and deferred loan fees                                                       (782)      (5,324)
    Depreciation and amortization                                                                                8,544        7,995
    Amortization of cost in excess of net assets acquired, purchased mortgage servicing
        rights and excess servicing assets                                                                      15,912       10,861
    Loss on extinguishment of debt                                                                              10,476            0
    Provision for loan losses                                                                                   15,899       42,961
    Net fundings of loans held for sale                                                                       (599,508)    (354,554)
    Proceeds from sales of trading securities                                                                  446,537            0
    Proceeds from sales of loans and securities held for sale and/or securitization                            693,790    1,028,827
    Earnings on real estate                                                                                     (5,936)      (3,134)
    Provision for losses on real estate held for investment or sale                                             10,868       25,668
    Gain on sales of trading securities, net                                                                      (433)           0
    Gain on sales of credit card relationships, loans and mortgage-backed securities, net                      (21,458)     (18,484)
    Gain on sales of mortgage servicing rights, net                                                             (4,130)      (2,768)
    Minority interest held by affiliates                                                                         2,881        2,724
    Minority interest - other                                                                                    4,875            0
    (Increase) decrease in other assets                                                                         47,377     (131,811)
    Increase (decrease) in other liabilities and accrued expenses                                                6,628         (404)
    Increase (decrease) in tax sharing payable                                                                  (1,310)       7,493
    Other, net                                                                                                   2,724        3,808
                                                                                                           ------------ ------------
                                                                                                               644,480      624,754
                                                                                                           ------------ ------------
Net cash provided by operating activities                                                                      596,477      617,657
                                                                                                           ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                               (1,926)      (4,303)
Property sales                                                                                                       0          241
Equity investment in unconsolidated entities                                                                       (42)           0
Other investing activities                                                                                           8         (371)
                                                                                                           ------------ ------------
                                                                                                                (1,960)      (4,433)
                                                                                                           ------------ ------------
Banking
Proceeds from sales of loans                                                                                         0        4,505
Net proceeds from sales of real estate                                                                          49,841       43,677
Net proceeds from sales of mortgage servicing rights                                                             4,130        2,768
Net fundings of loans receivable                                                                              (496,979)    (167,517)
Principal collected on mortgage-backed securities                                                              291,360      198,699
Purchases of mortgage-backed securities                                                                       (167,542)    (115,239)
Purchases of loans receivable                                                                                 (148,047)    (139,355)
Purchases of property and equipment                                                                             (8,449)      (2,788)
Purchases of mortgage servicing rights                                                                            (888)     (10,465)
Excess servicing assets capitalized                                                                                  0      (11,841)
Disbursements for real estate held for investment or sale                                                      (36,119)      (7,253)
Other investing activities, net                                                                                    575      (21,011)
                                                                                                           ------------ ------------
                                                                                                              (512,118)    (225,820)
                                                                                                           ------------ ------------
Net cash used in investing activities                                                                         (514,078)    (230,253)
                                                                                                           ------------ ------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                               For the Six Months
                                                                                                                 Ended March 31

(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                           $       461  $     1,900
Principal curtailments of mortgages                                                                            (69,318)      (3,800)
Proceeds from sales of secured notes                                                                           175,000            0
Proceeds from sales of unsecured notes                                                                           6,836        2,158
Repayments of unsecured notes                                                                                   (4,233)      (7,395)
Costs of obtaining financings                                                                                   (8,761)      (4,147)
Proceeds from the issuance of redeemable referred stock                                                              0       25,000
Other financing activities, net                                                                                      0         (732)
                                                                                                           ------------ ------------
                                                                                                                99,985       12,984
                                                                                                           ------------ ------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                         5,770,386    5,138,180
Customer withdrawals of deposits and payments for maturing certificates of deposit                          (5,600,353)  (5,231,411)
Net decrease in securities sold under repurchase agreements                                                    (81,533)    (312,093)
Advances from Federal Home Loan Bank                                                                           589,300      229,000
Repayments of advances from Federal Home Loan Bank                                                            (751,300)    (203,000)
Proceeds from other borrowings                                                                                 156,597       25,554
Repayments of other borrowings                                                                                (155,830)     (27,119)
Cash dividends paid on preferred stock                                                                          (4,875)           0
Repayment of capital notes - subordinated                                                                     (134,153)           0
Net proceeds from issuance of capital notes - subordinated                                                     143,603            0
Other financing activities, net                                                                                  6,465       12,062
                                                                                                           ------------ ------------
                                                                                                               (61,693)    (368,827)
                                                                                                           ------------ ------------
Net cash provided by (used in) financing activities                                                             38,292     (355,843)
                                                                                                           ------------ ------------
Net increase in cash and cash equivalents                                                                      120,691       31,561
Cash and cash equivalents at beginning of period                                                               185,909      121,169
                                                                                                           ------------ ------------
Cash and cash equivalents at end of period                                                                 $   306,600  $   152,730
                                                                                                           ============ ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                               $    87,520  $   110,088
        Income taxes                                                                                               356        2,115

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                       2,793        1,834
    Loans receivable exchanged for mortgage-backed securities                                                        0       51,956
    Loans held for sale exchanged for mortgage-backed securities held for sale                                 278,440      230,335
    Mortgage-backed securities transferred to loans and securities held for sale                                     0      131,390
    Loans receivable transferred to loans held for sale and/or securitization                                  792,794      361,716
    Investment securities transferred to loans and securities held for sale                                          0      173,036
    Loans made in connection with the sale of real estate                                                       10,045       44,547
    Loans receivable transferred to real estate acquired in settlement of loans                                  2,164       19,824
    Loans classified as in-substance foreclosed transferred to loans receivable                                 15,008            0
    Loans held for securitization and/or sale transferred to loans receivable                                    3,507            0
    Investment securities transferred to investment securities available-for-sale                                4,789            0
    Mortgage-backed securities transferred to mortgage-backed securities available-for-sale                  1,501,192            0

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1993. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.   The accompanying financial statements include the accounts of the B.
F. Saul Real Estate Investment Trust and its wholly-owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Effective October 1, 1993 the Trust adopted SFAS 109, which changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The adoption was recorded as a cumulative effect of a change in accounting principle of approximately $36.3 million and had the effect of increasing the Trust's net deferred tax asset by approximately $33.5 million. The income tax provision for the six months ended March 31, 1993 was determined under APB 11 and has not been restated to reflect adoption of SFAS 109.

4.   BANKING:

LOANS HELD FOR SALE:

At March 31, 1994 and September 30, 1993, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale is composed of the following:

                                            March 31,       September 30,
                                              1994               1993
(In thousands)                            -------------     --------------

Credit card receivables                   $    650,000       $    300,000
Home equity credit line receivables            142,794               -
                                          -------------      -------------
Total                                     $    792,794       $    300,000
                                          =============      =============

SECURITIES:

Investment Securities and Mortgage-backed Securities:

Effective October 1, 1993, the Bank adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which was issued in May 1993. SFAS 115 requires enterprises to classify and account for debt and equity securities in one of the following three categories:

1. Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

2. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. See "Trading
Securities."

3. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of the related tax effect.

At March 31, 1994, all investment securities and mortgage-backed securities held by the Bank are classified as available-for-sale and recorded at fair value. At March 31, 1994, net unrealized holding losses in the amount of $1.7 million, net of the related income tax effect, are included in a separate component of shareholders' equity.

Unrealized holding gains and losses in the Bank's investment securities as of March 31, 1994 are as follows:

                                         Gross        Gross
                                      Unrealized    Unrealized    Aggregate
                         Amortized      Holding       Holding       Fair
                           Cost          Gains        Losses        Value
(In thousands)           ---------    ----------    ----------    ---------

U.S. Government
   securities             $  4,694     $     -       $     (77)    $  4,617
 Other securities              102           -             -            102
                         ---------    ----------    ----------    ---------
 Total                    $  4,796     $     -       $     (77)    $  4,719
                         =========    ==========    ==========    =========

A comparison of amortized cost and fair value for investment securities, along with the contractual dates of maturity, by category of investments as of March 31, 1994, is as follows:

                                                                 Aggregate
                                               Amortized           Fair
                                                 Cost              Value
(In thousands)                                 ---------         ---------
Investment securities available-for-sale:
  U.S. Government securities:
    Maturing within one year                   $    298          $    298
    Maturing after one year,
      but within five years                       4,396             4,319
                                               ---------         ---------
    Total U.S. Government securities              4,694             4,617
                                               ---------         ---------

  Other securities:
    Maturing within one year                        102               102
                                               ---------         ---------
    Total other securities                          102               102
                                               ---------         ---------
Total investment securities available-for-sale $  4,796          $  4,719
                                               =========         =========

Gross unrealized holding gains and losses of the Bank's mortgage-backed securities as of March 31, 1994 are as follows:

                                    Gross          Gross
                                 Unrealized      Unrealized     Aggregate
                  Amortized        Holding         Holding        Fair
                    Cost            Gains          Losses         Value
(In thousands)   -----------    ------------    -----------    -----------
FNMA             $   41,664     $       291     $     (228)    $   41,727
FHLMC               951,024           6,377        (11,637)       945,764
Private label,
  AA-rated          214,406           1,774           -           216,180
                 -----------    ------------    -----------    -----------
Total            $1,207,094     $     8,442     $  (11,865)    $1,203,671
                 ===========    ============    ===========    ===========

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors in the month of issuance. In accordance with SFAS 115, these mortgage-backed securities are classified as trading securities. The Bank realized net losses on sales of trading securities of $0.4 million for the three months ended March 31, 1994 and net gains of $0.4 million for the six months ended March 31, 1994. There were no unrealized gains or losses during the three months and six months ended March 31, 1993.

LOANS RECEIVABLE:

Loans receivable is composed of the following:

                                      March 31,               September 30,
                                        1994                      1993
(In thousands)                      -------------             -------------
Single-family residential           $  1,225,203              $  1,111,306
Home equity                                 -                       60,549
Commercial and multifamily                97,802                    95,611
Real estate construction                  77,435                    69,940
Ground                                    20,196                    19,340
Credit card                              148,999                   454,520
Automobile                               198,337                   106,725
Overdraft lines of credit                 45,033                    42,198
Other                                     36,597                    31,295
                                    -------------            --------------
                                       1,849,602                 1,991,484
                                    -------------            --------------
Less:
Undisbursed portion of loans              71,231                    63,620
Unearned discounts                         1,644                     1,543
Net deferred loan origination costs       (8,146)                   (3,472)
Reserve for loan losses                   58,545                    68,040
                                    -------------             -------------
                                         123,274                   129,731
                                    -------------             -------------
Total                               $  1,726,328              $  1,861,753
                                    =============             =============

IMPAIRED LOANS:

Effective October 1, 1993, the Bank adopted, on a prospective basis, Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which was issued in May 1993. Under SFAS 114, a loan is impaired when, based on all current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance. A change in the fair value of the impaired loan is reported as an increase in or reduction to the provision for loan losses. In addition, SFAS 114 requires that impaired loans for which foreclosure is probable be accounted for as loans. Such loans, with aggregate principal balances of $15.0 million, were reclassified from real estate held for sale to loans receivable during the quarter ended
December 31, 1993. The Bank classifies certain credit card loans in which customers have agreed to modified terms as impaired loans in accordance with SFAS 114.

At March 31, 1994, the recorded investment in loans and related reserve for losses on loans for which impairment has been recognized in accordance with SFAS 114 is as follows:

                                          Reserve for
                                           Losses on
                       Impaired            Impaired
                         Loans               Loans
(In thousands)       ------------         -----------

Real estate          $    14,985          $    1,106
Credit card               28,988               2,899
                     ------------         -----------
                     $    43,973          $    4,005
                     ============         ===========

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                             March 31,        September 30,
                                                1994               1993
(In thousands)                             -------------      -------------

Land, development, construction
 and rental properties                     $     69,473       $     69,313
Investments in limited partnerships              (2,407)            (1,580)
Investment in real estate ventures                8,910              8,898
                                           -------------      -------------
  Total real estate held for
   investment                                    75,976             76,631
                                           -------------      -------------
Real estate held for sale                       397,828            434,616
                                           -------------      -------------
Less:
Reserve for losses on real estate
  held for investment                            10,119             10,182
Reserve for losses on real estate
  held for sale                                 106,703            101,462
Accumulated depreciation and
  amortization                                   12,103             11,144
                                           -------------      ------------
Total real estate held for
   investment or sale                      $    344,879       $    388,459
                                           =============      =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At March 31, 1994, the Bank's assets accounted for approximately 93% of the Trust's consolidated assets.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B. F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Trust" refers to B. F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The business conducted by the Bank and its subsidiaries is identified by the term "Banking," while the operations conducted by the Real Estate Trust are designated as "Real Estate."

The financial data on Banking reflect certain purchase accounting adjustments made by the Trust in connection with its acquisition of the Bank and therefore differ in certain respects from the comparable financial data set forth in the unconsolidated financial statements of the Bank.


FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at March 31, 1994, which consisted of office properties, hotels and undeveloped land parcels, was predominantly unchanged from September 30, 1993. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Limited Partnership ("Saul Holdings Partnership") and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership.

Office space in the Real Estate Trust's office property portfolio was 83% leased at March 31, 1994, compared to a leasing rate of 77% at September 30, 1993 and 87% at March 31, 1993. The decline in the leasing percentage from the March 1993 quarter reflects adverse economic conditions in the metropolitan areas in which the Trust maintains office properties. The improvement since September 1993 was primarily attributable to additional space leased in three of the office properties located in Atlanta. At March 31, 1994, the Real Estate Trust's office property portfolio had a total gross leasable area of 1,363,000 square feet. Of the gross leasable area at March 31, 1994, 106,000 square feet (7.8%), 439,000 square feet (32.2%) and 205,000 square feet (15.1%) are subject to leases whose terms expire in the balance of fiscal 1994 and in fiscal 1995 and 1996, respectively. Due to a decline in lease rates for office space in the markets served by these properties, the terms of certain of the new leases to be entered into in the balance of fiscal 1994 may be less favorable to the Real Estate Trust than the terms of the expiring leases. The ability of the Real Estate Trust to re-lease office space subject to leases expiring in fiscal 1995 and 1996, and the terms of any such new leases, will depend on conditions in the markets for the applicable properties during such periods.

For the six months ended March 31, 1994, the nine hotel properties owned by the Real Estate Trust experienced an average occupancy rate of 55% and a $54.66 average room rate, compared to an average occupancy rate of 56% and a $54.76 average room rate in the first six months of fiscal 1993. Five of the hotels showed improved occupancies over the prior corresponding period, while occupancy rates at four properties declined from the rates in the 1993 period.

Effective October 1, 1993, the Trust adopted statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The adoption of SFAS 109 on October 1, 1993 was recorded as a cumulative effect of a change in accounting principle of approximately $36.3 million and had the effect of increasing the Trust's net deferred tax amount by approximately $33.5 million. See Note 3 to the Consolidated Financial Statements in this report.

The income tax provision for the six months ended March 31, 1993 was determined under APB 11 and has not been restated to reflect the adoption of SFAS 109.

BANKING

General. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $24.6 million during the March 1994 quarter, compared to operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $21.7 million in the prior corresponding period. The increase in the March 1994 quarter was primarily attributable to a decrease in the provision for loan losses and an increase in gain on sales of credit card relationships, loans and mortgage-backed securities, as discussed below. The positive effect of these items was offset in part by an increase in operating expenses, a decrease in net interest income before the provision for loan losses and a decrease in earnings on real estate held for investment or sale. See "Results of Operations."

At March 31, 1994, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core (or leverage) and risk-based regulatory capital ratios of 4.88%, 5.26% and 11.41%, respectively, exceeded the requirements of 1.5%, 3.0% and 8.0%, respectively. Additionally, at March 31, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.26%, 6.64% and 11.41%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well capitalized institutions" established under the prompt corrective action regulations of the Office of Thrift Supervision (the "OTS"). On the basis of its balance sheet at March 31, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "adequately capitalized" institutions under the prompt corrective action regulations.

In the March 1994 quarter, the Bank sold credit card relationships with related receivable balances of $96.5 million and recognized a gain of $17.0 million. In addition, the Bank securitized and sold $200.0 million of credit card receivables.

In accordance with SFAS 115, the Bank's investment security and mortgage-backed security portfolios are classified as available-for-sale and reported at fair value, with net unrealized holding gains (losses), net of related income taxes, reported in a separate component of shareholders' equity. During the March 1994 quarter, as a result of an increase in market interest rates, net unrealized holding gains (losses) decreased
$8.3 million from an $6.6 million net unrealized holding gain at December 31, 1993 to a $1.7 million net unrealized holding loss at March 31, 1994. The net unrealized holding gain (loss) on the Bank's available-for-sale portfolio will fluctuate based on market interest rates and the composition of the Bank's investment security and mortgage-backed security portfolios and is fully includable in tier 1 capital for regulatory capital purposes pursuant to interim guidance issued by the OTS.

Asset Quality. The Bank's asset quality has improved in recent periods as a result of actions taken by management to resolve problem real estate assets and enhance risk management efforts. The Bank has committed substantial resources to problem asset resolution and has reorganized its staff in order to facilitate the resolution and workout of problem real estate assets.

Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans ("real estate held for sale" or "REO"), after all valuation allowances.


NON-PERFORMING ASSETS
(Dollars in thousands)



                                                               March 31,      December 31,     September 30,
                                                                 1994             1993             1993
                                                            --------------   --------------   --------------

Non-performing assets:
  Non-accrual loans:
    Residential and home equity                             $       8,165    $       8,830    $       9,108
    Commercial and multifamily                                      3,029            3,066
    Commercial construction and ground                             11,956           11,942
                                                            --------------   --------------   --------------
      Total non-accrual real estate loans                          23,150           23,838            9,108
    Credit card                                                    18,656           21,657           20,557
    Consumer and other                                                319              258              314
                                                            --------------   --------------   --------------
      Total non-accrual loans (1)                                  42,125           45,753           29,979
                                                            --------------   --------------   --------------

  Non-accrual real estate held for investment (1)                   8,910            8,898            8,898
                                                            --------------   --------------   --------------

  Real estate acquired in settlement of loans                     397,828          414,507          434,616
  Reserve for losses on real estate acquired in settlement
    of loans                                                     (106,703)        (101,275)        (101,462)
                                                            --------------   --------------   --------------
    Real estate acquired in settlement of loans, net              291,125          313,232          333,154
                                                            --------------   --------------   --------------

      Total non-performing assets                           $     342,160    $     367,883    $     372,031
                                                            ==============   ==============   ==============


Reserve for losses on loans                                        58,545           66,940           68,040
Reserve for losses on real estate held for investment              10,119           10,188           10,182
Reserve for losses on real estate acquired in settlement
  of loans                                                        106,703          101,275          101,462
                                                            --------------   --------------   --------------

  Total reserves for losses                                 $     175,367    $     178,403    $     179,684
                                                            ==============   ==============   ==============


Ratios:

  Non-performing assets to total assets (2)                          7.07%            7.17%            7.63%
  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                           78.42%           80.29%          219.29%
  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                          212.29%          216.49%          228.08%
  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                       246.39%          354.65%          376.11%
  Reserve for losses on loans to non-accrual loans (1)             138.98%          146.31%          226.96%
  Reserve for losses on real estate held for investment
    to non-accrual real estate held for investment (1)             113.57%          114.50%          114.43%
  Reserve for losses on real estate held for investment
    or sale to non-performing real estate held for
     investment or sale (1)                                         28.72%           26.33%           25.17%
  Reserve for losses on loans to total loans receivable (3)          2.17%            2.35%            2.83%
  Reserve for losses on real estate held for investment to
    real estate held for investment (1)                             15.84%           15.90%           15.55%




(1) Before deduction of reserves for losses.
(2) Non-performing assets is presented after valuation allowances on real estate acquired in settlement of loans but before reserves for losses on non-accrual loans and non-accrual real estate held for investment.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.

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

Non-performing assets totaled $342.2 million, after valuation allowances on REO of $106.7 million, or 7.1% of total assets at March 31, 1994, compared to $367.9 million, after valuation allowances on REO of $101.3 million, or 7.2% of total assets at December 31, 1993. In addition to the valuation allowances on REO, the Bank maintained $5.5 million and $5.8 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at March 31, 1994 and December 31, 1993, respectively. The decrease in non-performing assets was attributable to declines in non-accrual loans and REO of $3.6 million and $22.1 million, respectively, during the quarter ended March 31, 1994.

The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual real estate held for investment and REO, totaled $323.2 million at March 31, 1994 or 94.5% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $319.7 million at March 31, 1994, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales. During the six months ended March 31, 1994, the Bank sold various REO properties with a book balance totaling $50.2 million.

Decline in Non-Performing Real Estate Assets

                                   Total
                                 Valuation
                               Allowances on
                                Non-accrual                  Cumulative
                    Total Non-  Real Estate  Total Non-    Decline from
                    Performing   Loans and    Performing February 29, 1992
                   Real Estate  Non-accrual  Real Estate -----------------
                    Assets (1)     REI (2)   Assets, net   Amount  Percent
                    ----------  -----------  ----------- --------- -------
(Dollars in thousands)
December 31, 1991 ..$559,665      $ 6,692      $552,973      -          -
February 29, 1992 .. 574,321        6,712       567,609      -          -
March 31, 1992 ..... 551,960        5,490       546,470  ($21,139)    -3.7%
June 30, 1992 ...... 512,729       10,224       502,505   (65,104)   -11.5%
September 30, 1992 . 487,287        7,147       480,140   (87,469)   -15.4%
December 31, 1992 .. 427,113        2,332       424,781  (142,828)   -25.2%
March 31, 1993 ..... 394,672        2,635       392,037  (175,572)   -30.9%
June 30, 1993 ...... 382,657        2,634       380,023  (187,586)   -33.1%
September 30, 1993 . 351,160        2,427       348,733  (218,876)   -38.6%
December 31, 1993 .. 345,968        3,493       342,475  (225,134)   -39.7%
March 31, 1994 ..... 323,185        3,487       319,698  (247,911)   -43.7%

(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after deduction of valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At March 31, 1994, valuation allowances on non-accrual real estate loans and non-accrual REI were $1.5 million and $2.0 million, respectively.

A larger portion of the affected properties financed by the Bank involves residential rather than commercial properties. At March 31, 1994, $278.9 million or 86.3% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). In general, the residential real estate market has been less significantly affected by the downturn in recent years than the commercial real estate market.

Non-accrual Loans. The Bank's non-accrual loans totaled $42.1 million at March 31, 1994, a decrease of $3.7 million from $45.8 million at December 31, 1993. At March 31, 1994, non-accrual loans consisted primarily of $23.1 million of non-accrual real estate loans and $18.7 million of non-accrual credit card loans. Non-accrual loans decreased primarily as a result of the sale of $1.6 million of non-accrual credit card loans (included in the $96.5 million of loan balances associated with the credit card relationships sold in the March 1994 quarter), net principal repayments and reductions of non-accrual residential loans of $0.7 million, and net principal repayments and reductions of non-accrual credit card loans of $1.4 million.

At March 31, 1994, the Bank had $18.7 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $9.6 million of credit card loans classified for regulatory purposes as substandard and $99.1 million of credit card loans classified for regulatory purposes as special mention which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($9.6 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 60-89 days past due. Of the $9.6 million, $1.8 million was current, $0.5 million was 30-59 days past due and $7.3 million was 60-89 days past due at March 31, 1994. The amount classified as special mention ($99.1 million) primarily related to accounts which have had purchasing privileges suspended, including accounts for which the customers have agreed to modified payment terms and which were less than 60 days past due. Of the $99.1 million reported as special mention, $76.6 million was current, $13.5 million was 30-59 days past due and $9.0 million was 60-89 days past due at March 31, 1994. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

Non-accrual Real Estate Held for Investment.  At March 31, 1994,
December 31, 1993 and September 30, 1993, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing.

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

At March 31, 1994, the Bank's REO totaled $291.1 million, after valuation allowances on such assets of $106.7 million. The principal component of REO consists of the Communities, which had an aggregate book value of $228.9 million at that date. Four of the Communities are under active development.

During the three months ended March 31, 1994, REO decreased $22.1 million, primarily due to sales of one office building with a book value of $2.7 million after valuation allowances, one residential construction property with a book value of $1.2 million after valuation allowances and sales in the Communities and other smaller residential properties. See "Disposition of REO." The decrease also was attributable to an increase of $5.6 million in REO reserves from $101.3 million at December 31, 1993, to $106.7 million at March 31, 1994 related to three of the five Communities based upon updated internal analyses and computations of the fair value of these assets.

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. ee "Disposition of REO." The Bank capitalized interest in the amount of $2.3 million during the six months ended March 31, 1994, of which $2.2 million related to the Bank's four active Communities.

Disposition of REO. During the three months ended March 31, 1994, the Bank received proceeds of approximately $31.4 million from the disposition of REO consisting of one office building ($2.9 million), 254 residential lots or units in the Communities and other smaller residential properties ($22.9 million), various single-family residential properties ($2.0 million) and
12.7 acres of land in one of the Communities ($3.6 million).

The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in an orderly manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, including favorable general economic conditions in the Washington, D.C. metropolitan area and availability of financing for the potential purchasers of these properties. In addition, under its written agreement with the OTS, the Bank is required to make every effort to reduce its exposure in certain of its real estate development properties, including the four active Communities. In accordance with this requirement, management of the Bank is pursuing several strategies. First, the Bank has focused its efforts on marketing building lots directly to home builders. The Bank is proceeding with lot finishing to meet the requirements of existing and new contracts with builders and is accelerating the record plat process so that individual lots can be sold at the earliest possible time. Second, the Bank continues to seek and negotiate with potential purchasers of retail and commercial ground in the Communities. Finally, the Bank continues to engage in discussions with potential investors concerning the possibility of larger scale or bulk purchases of ground at the Communities.

The following table sets forth the Bank's REO at March 31, 1994.

                           Balance                      Balance
                           Before         All           After       Percent
                         Valuation     Valuation       Valuation      of
(In thousands)           Allowances    Allowances      Allowances    Total
                         ----------    ----------      ----------    ------
Communities ............ $ 307,844      $ 78,991        $ 228,853     78.6%
Residential ground and
  construction .........    61,207        20,822           40,385     13.9
Retail centers .........     2,823           611            2,212      0.7
Commercial land ........    21,121         5,475           15,646      5.4
Office building ........     3,295           728            2,567      0.9
Single-family residential
  properties ...........     1,538            76            1,462      0.5
                         ----------    ----------       ----------   ------
Total REO .............. $ 397,828      $106,703        $ 291,125    100.0%
                         ==========    ==========       ==========   ======

At March 31, 1994, the Bank had executed contracts to sell seven of these properties at their aggregate book value of $14.4 million at that date.

The four active Communities consist primarily of 13,224 residential lots or units and 189.5 acres of land designated for retail use. At March 31, 1994, 8,638 residential units (65.3%) had been sold to builders, consisting of 6,315 units (47.8%) which had been settled and 2,323 units (17.5%) which were under contract and pending settlement, and approximately 100.2 acres (52.9%) of retail land had been sold to developers, including 19.7 acres (10.4%) which were under contract and pending settlement. In addition, at March 31, 1994, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The rate of home sales at the Bank's four active Communities has increased in recent periods. Home sales at these Communities increased slightly from 736 units during the six months ended March 31, 1993 to 744 units during the six months ended March 31, 1994. In addition, home sales increased from 1,061 units during fiscal 1992 to 1,522 units during fiscal 1993, which represented a 43.5% increase. Management believes that the positive trend in home sales activity indicates that the demand for the Bank's lots remains strong and should continue at substantially the same rate as fiscal 1993, although there can be no assurances in this regard.

The Bank in some cases has made financing available in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                     March  31,          September 30,
(In thousands)                          1994           1993         1992
                                     ----------     ----------   ----------
Residential construction loans....   $   8,441      $  10,386    $   3,138
Single-family permanent loans (1).      61,588         79,104       98,856
                                     ----------     ----------   ----------
Total.............................   $  70,029      $  89,490    $  96,994
                                     ==========     ==========   ==========

(1) Includes $7.4 million, $8.8 million and $13.3 million of loans classified as held for sale at March 31, 1994, September 30, 1993 and 1992, respectively, in the Condensed Consolidated Financial Statements in this report.

The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also anticipates that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank retains in its portfolio certain single-family permanent loans for which the date of initial application is prior to October 1, 1991. The Bank's policy is to sell all such single-family permanent loans for which the date of initial application is subsequent to September 30, 1991. At March 31, 1994, the Bank had originated $142.6 million and sold $135.2 million of such loans with application dates subsequent to September 30, 1991. The remaining $7.4 million of such loans are classified as held for sale and generally are expected to be sold in the third quarter of fiscal 1994. Certain of the single-family permanent loans made by the Bank to purchasers of homes in the Communities have terms which are more favorable to the borrower than the terms of other single-family permanent loans made by the Bank. The total pre-tax cost to the Bank of granting more favorable terms to the borrowers was approximately $2.1 million, or 1.5% of the $142.6 million principal amount of the loans made. The estimated cost is generally recognized by the Bank as a cost of sale at the time that the Bank sells building lots to developers.

In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents net funds provided by development at the four active Communities for the periods indicated.

                               Six Months
                                 Ended
                                March 31,         Year Ended September 30,
                                  1994              1993           1992
                                ---------         ---------      ---------
(In thousands)

Sales proceeds............      $ 34,863          $ 66,291       $ 39,594
Development costs ........        23,893            51,649         35,803
                                ---------         ---------      ---------
Net funds provided
  by development..........      $ 10,970          $ 14,642       $  3,791
                                =========         =========      =========

The Bank currently anticipates that sales proceeds will continue to exceed the development costs expected to be incurred in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At March 31, 1994, this property had a book value of $34.3 million, after valuation allowances. The Bank continues to assess various strategies for the ultimate disposition of this property.

Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at September 30, 1991 without OTS approval. The OTS has not objected to the implementation of the Bank's budgets for additional investments in these properties through September 30, 1993. The Bank has submitted project budgets for fiscal 1994 to the OTS.

The Bank will continue to monitor its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. While the Bank does not anticipate any significant increases in non-performing and potential problem assets, additional charge-offs or reserves could be required absent a continued recovery of the local real estate markets.

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

At March 31, 1994, potential problem assets totaled $42.3 million before valuation allowances of $12.4 million, as compared to $72.8 million, before valuation allowances of $14.5 million at December 31, 1993. The $30.5 million decrease in potential problem assets from December 31, 1993 is primarily attributable to $21.5 million of loans in which the borrowers' financial condition is such that management no longer has serious doubts as to the borrowers' ability to comply with present repayment terms. The payoff of one commercial permanent loan with a principal balance of $4.0 million and other net paydowns of $5.0 million also contributed to the decrease in potential problem assets.

Delinquent Loans. At March 31, 1994, delinquent loans totaled $47.8 million or 1.8% of gross loans, compared to $62.9 million or 2.2% of gross loans at December 31, 1993. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1994.

                                                                 Total as a
                          Principal Balance                      Percentage
                      Mortgage     Non-Mortgage                   of Gross
                        Loans         Loans          Total        Loans (1)
                       -------       --------       --------      ---------
(Dollars in thousands)

Loans delinquent for:

30-59 days ........    $6,813        $22,757        $29,570           1.1%
60-89 days ........     2,378         15,873         18,251           0.7%
                       -------       --------       --------         -----
Total .............    $9,191        $38,630        $47,821           1.8%
                       =======       ========       ========         =====

(1) Includes loans held for sale and/or securitization, before deduction of reserves.

At March 31, 1994 mortgage loans classified as delinquent 30-89 days consist entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $9.2 million at March 31, 1994 from $18.9 million at December 31, 1993. The $9.7 million decrease was primarily attributable to the return to current status of one residential construction loan with a principal balance of $9.4 million at March 31, 1994.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $38.6 million at March 31, 1994 from $44.0 million at December 31, 1993, primarily as a result of an improvement in general economic conditions. Non-mortgage loans delinquent 30-89 days as a percentage of total non-mortgage loans outstanding decreased slightly to 3.7% at March 31, 1994 from 3.8% at December 31, 1993, primarily because the securitization and sale of the $200.0 million of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million in the March 1994 quarter reduced the Bank's portfolio of such loans. If the Bank had not engaged in these transactions, the percentage of non-mortgage loans delinquent 30-89 days to total non-mortgage loans outstanding would have been 3.2% as of March 31, 1994, compared to 3.8% at December 31, 1993.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan to assist a borrower experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                           March 31,         December 31,     September 30,
(In thousands)               1994                1993             1993
                           ---------         ------------     -------------
Troubled debt
  restructurings.....       $30,767              $36,238          $36,729

At March 31, 1994, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million, one residential construction loan with a principal balance of $0.5 million and two residential ground loans with principal balances totaling $17.1 million. The decrease in loans accounted for as troubled debt restructurings from December 31, 1993 resulted from the payoff of one commercial permanent loan with a principal balance of $4.0 million. Loans accounted for as troubled debt restructurings with principal balances totaling $30.3 million were classified as potential problem assets at March 31, 1994; the remaining $0.5 million represents the principal balance of one residential construction loan which, except for its maturity date, which was extended, was performing in accordance with its original terms. At March 31, 1994, the Bank had commitments to lend $2.8 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1994, real estate held for investment consisted of seven properties with an aggregate book value of $53.8 million, net of accumulated depreciation of $12.1 million and valuation allowances of $10.1 million. This category includes one office building (which was approximately 85.0% leased at such date) and two apartment buildings (which were approximately 98.0% and 99.0% leased at such date and are financed with bonds issued by a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank. Also included is a loan to a developer with a book value of $8.9 million at March 31, 1994, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

Reserves for Losses. The following tables show loss experience by asset type and the components of the reserve for losses on loans and the reserve for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS OF LOANS
(Dollars in thousands)


                                                                                 Three
                                                       Six Months Ended         Months
                                                           March 31,             Ended
                                                    ----------------------     March 31,
                                                       1994         1993         1994
                                                    ---------    ---------    ----------

Balance at beginning of year                        $ 68,040     $ 78,818     $  66,940
                                                    ---------    ---------    ----------

Provision for loan losses                             15,899       42,961         3,804
                                                    ---------    ---------    ----------

Charge-offs:
  Residential and home equity                            902           40           242
  Commercial and multifamily                                          766
  Ground                                                            4,274
  Credit card                                         31,008       42,650        15,202
  Consumer and other                                     330        3,084           196
                                                    ---------    ---------    ----------
      Total charge-offs                               32,240       50,814        15,640
                                                    ---------    ---------    ----------

Recoveries:
  Residential and home equity                             14                          6
  Credit card                                          6,689        6,630         3,365
  Consumer and other                                     143          152            70
                                                    ---------    ---------    ----------
      Total recoveries                                 6,846        6,782         3,441
                                                    ---------    ---------    ----------

Charge-offs,  net of recoveries                       25,394       44,032        12,199
                                                    ---------    ---------    ----------

Balance at end of year                              $ 58,545     $ 77,747     $  58,545
                                                    =========    =========    ==========


Provision for loan losses to average loans  (1) (2)     1.21%        4.17%         0.55%
Net loan charge-offs to average loans (1) (2)           1.93%        4.28%         1.76%
Ending reserve for losses on loans to total
  loans (2) (3)                                         2.17%        3.77%         2.17%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.


COMPONENTS OF RESERVE FOR LOSSES ON LOANS BY TYPE
(Dollars in thousands)


                                  March 31,              December 31,              September 30,
                                    1994                     1993                      1993
                          -----------------------   -----------------------   -----------------------
                                     Percent of                Percent of                Percent of
                                      Loans to                  Loans to                  Loans to
                          Amount     Total Loan(1)  Amount     Total Loan(1)  Amount     Total Loan(1)
                          --------   ------------   --------   ------------   --------   ------------

Balance at end of period allocated to:


Residential permanent     $ 2,841         50.0 %    $ 2,874         49.9 %    $ 4,235         53.6 %

Home equity                   460          5.3          377          3.8          250          2.5

Commercial and multifamily  9,098          3.6        9,812          3.5        9,606          3.9

Residential construction    1,526          0.9        3,452          1.2        4,125          1.5

Commercial construction     1,189          0.8        1,178          0.8          345          0.4

Ground                      3,040          0.7        1,446          0.6        1,412          0.7

Credit card                39,605         29.7       46,886         33.5       46,886         31.4

Consumer and other            786          9.0          915          6.7        1,181          6.0
                          --------                  --------                  --------

    Total                 $58,545                   $66,940                   $68,040
                          ========                  ========                  ========



(1)  Includes loans held for sale and/or securitization.


ANALYSIS OF RESERVE BALANCES ON AND CHARGE-OFFS OF REAL ESTATE HELD FOR INVESTMENT OR SALE
(In thousands)



                                                   Six Months Ended          Three Months
                                                       March 31,                Ended
                                               --------------------------      March 31,
                                                   1994           1993           1994
                                               -----------    -----------    ------------

Balance at beginning of period:
  Real estate held for investment              $   10,182     $   14,919     $    10,188
  Real estate held for sale                       101,462         94,125         101,275
                                               -----------    -----------    ------------
    Total                                         111,644        109,044         111,463
                                               -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment                     (63)           976             (69)
  Real estate held for sale                        10,931         24,692           7,070
                                               -----------    -----------    ------------
    Total                                          10,868         25,668           7,001
                                               -----------    -----------    ------------

Charge-offs:
  Real estate held for sale:
    Residential construction                          471                            471
    Commercial ground                                                 73
    Commercial permanent                            5,219            761           1,171
    Commercial construction                                       14,509

      Total                                         5,690         15,343           1,642
                                               -----------    -----------    ------------

    Total charge-offs on real estate
       held for investment or sale                  5,690         15,343           1,642
                                               -----------    -----------    ------------



Balance at end of period:
  Real estate held for investment                  10,119         15,895          10,119
  Real estate held for sale                       106,703        103,474         106,703
                                               -----------    -----------    ------------
    Total                                      $  116,822     $  119,369     $   116,822
                                               ===========    ===========    ============


COMPONENTS OF RESERVE FOR LOSSES ON REAL ESTATE HELD FOR INVESTMENT OR SALE
(In thousands)



                                                March 31,     December 31,   September 30,
                                                   1994           1993            1993
                                               -----------    -----------    ------------

Reserve for losses on real estate
  held for investment:
  Commercial and multifamily                   $    7,945     $    7,945     $     7,945
  Ground                                            1,974          1,972           1,972
  Other                                               200            271             265
                                               -----------    -----------    ------------
     Total                                         10,119         10,188          10,182
                                               -----------    -----------    ------------

Reserve for losses on real estate
  held for sale:
  Residential                                          73             81             102
  Home equity                                           4             52              53
  Commercial and multifamily                          728          1,424           4,678
  Commercial construction                             611            608           1,387
  Residential construction                          2,517          3,002           2,924
  Ground                                          102,770         96,108          92,318
                                               -----------    -----------    ------------
     Total                                        106,703        101,275         101,462
                                               -----------    -----------    ------------

     Total reserve for losses on real
       estate held for investment or sale      $  116,822     $  111,463     $   111,644
                                               ===========    ===========    ============

The Bank maintains reserves for estimated losses on loans and real estate. The Bank's total reserves for losses on loans and real estate held for investment or sale decreased by $3.0 million from the level at December 31, 1993 to $175.4 million at March 31, 1994. The $3.0 million decrease was primarily attributable to decreased reserves on credit card loans. This decrease was partially offset by increased reserves on real estate held for investment or sale. During the six months ended March 31, 1994, the Bank recorded net charge-offs of $6.6 million on loans secured by real estate and real estate held for investment or sale and provided an additional $9.9 million in valuation allowances on these assets.

The following table shows reserves for losses on performing and non-performing assets at the dates indicated.

March 31, 1994:
                         Performing         Non-performing          Total
                         ----------         --------------         --------
(In thousands)
Reserves for losses on:
Loans:
 Real estate.............  $ 16,641            $  1,513            $ 18,154
 Credit card.............    37,739               1,866              39,605
 Consumer and other......       600                 186                 786
                           --------            --------            --------
  Total reserve for
   losses on loans.......    54,980               3,565              58,545
                           --------            --------            --------
Real estate held for
 investment...............    8,145               1,974              10,119
Real estate held for sale.      -               106,703             106,703
                           --------            --------            --------
Total reserve for losses on
 real estate held for
 investment or sale......     8,145             108,677             116,822
                           --------            --------            --------
Total reserves for losses..$ 63,125            $112,242            $175,367
                           ========            ========            ========

September 30, 1993:
                         Performing         Non-performing          Total
                         ----------         --------------         --------
(In thousands)
Reserves for losses on:
Loans:
 Real estate.............  $ 19,518           $     455            $ 19,973
 Credit card.............    44,830               2,056              46,886
 Consumer and other......     1,125                  56               1,181
                           --------           ---------            --------
  Total reserve for
   losses on loans.......    65,473               2,567              68,040
                           --------           ---------            --------
Real estate held for
 investment...............    8,210               1,972              10,182
Real estate held for sale.     -                101,462             101,462
                           --------           ---------            --------
Total reserve for losses on
 real estate held for
 investment or sale......     8,210             103,434             111,644
                           --------           ---------            --------
Total reserves for losses  $ 73,683           $ 106,001            $179,684
                           ========           =========            ========

Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $135.0 million at March 31, 1994, which constituted 31.4% of total non-performing real estate assets before valuation allowances. This amount represented a $4.4 million increase from the December 31, 1993 level of $130.6 million, or 29.2% of total non-performing real estate assets, before valuation allowances, at that date. The increase in these reserves was primarily attributable to an increase of $5.6 million in the reserves on three of the five Communities based upon updated internal analyses and computations of the fair value of these assets.

Net charge-offs of credit card loans for the six months ended March 31, 1994 were $24.3 million, compared to $36.0 million for the six months ended March 31, 1993. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, however, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date, which increases the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

The reserve for losses on credit card loans decreased to $39.6 million at March 31, 1994 from $46.9 million at December 31, 1993 primarily because the securitization and sale of $200.0 million of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million in March 1994 reduced the amount of credit card loans against which the Bank maintains the reserve. The ratios of the reserve for such losses to non-performing credit card loans and to outstanding credit card loans changed to 212.3% and 5.0%, respectively, at March 31, 1994 from 216.5% and 4.9%, respectively, at December 31, 1993.

The reserve for losses on consumer and other loans (other than credit card loans) decreased to $0.8 million at March 31, 1994 from $0.9 million at December 31, 1993. The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans declined to 246.4% and 0.3%, respectively, at March 31, 1994 from 354.7% and 0.5%, respectively, at December 31, 1993.

Asset and Liability Management. A key element of banking is the monitoring and management of liquidity risk and interest-rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to stabilize the net interest spread is referred to as asset and liability management. The objective of asset and liability management is to maximize the net interest spread within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating and retaining interest-sensitive loans for it's portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans, adjustable-rate home equity credit line loans and adjustable-rate credit card loans, which generally have shorter terms and higher yields than those of mortgage loans (other than adjustable-rate). At March 31, 1994, ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 17.1% of total loans, and credit card loans accounted for 29.7% of total loans.

In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing the exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending. The Bank retains in its portfolio the majority of its adjustable-rate mortgage production.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities may decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis is based upon a parallel shift in all interest rates and does not reflect the possibility that retail deposit pricing changes may lag those of wholesale market funds which, under a rising interest rate scenario, might serve to mitigate the decline in net interest spread.

The Bank views control over interest rate sensitivity as a key element in its financial planning process and monitors its interest rate sensitivity through its forecasting system. The Bank manages its interest rate exposure and will narrow or widen its gap, depending on its perception of interest rate movements and the composition of its balance sheet. For the reasons discussed above, the Bank might take action to narrow its gap if it believes that market interest rates will experience a significant prolonged increase, and might widen its gap if it believes that market interest rates will decline or remain relatively stable. A number of asset and liability management strategies are available to the Bank in structuring its balance sheet. These include selling or retaining certain portions of the Bank's current residential mortgage loan production; altering the Bank's pricing on certain deposit products to emphasize or de-emphasize particular maturity categories; altering the type and maturity of securities acquired for the Bank's investment portfolio when replacing securities following normal portfolio maturation and turnover; lengthening or shortening the maturity or repricing terms for any current period asset securitizations; and altering the maturity or interest rate reset profile of borrowed funds, if any, including funds borrowed from the Federal Home Loan Bank ("FHLB") of Atlanta.

The following table presents the contractual maturities of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1994, as adjusted for estimated prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.


INTEREST RATE SENSITIVITY TABLE (GAP)
(Dollars in thousands)


                                                             More than      More than      More than
                                                             Six Months      One Year    Three Years
                                             Six Months       through        through       through      More than
                                              or Less         One Year     Three Years    Five Years    Five Years      Total
                                           -------------   -------------   -----------   -----------   -----------   -----------

As of March 31, 1994
Mortgage loans:
  Adjustable-rate                          $    361,939    $    169,259    $  327,476    $  319,767    $    8,037    $1,186,478
  Fixed-rate                                      9,825           9,566        48,541        32,684        98,037       198,653
  Loans held for sale                           119,763            -              -             -             -         119,763
  Second mortgages                                5,996             104           436           442           -           6,978
Credit card and other                           193,452          24,613        93,289        77,182         4,228       392,764
Loans held for securitization and sale          792,794            -              -             -             -         792,794
Mortgage-backed securities                      395,661         234,753       423,006       150,251           -       1,203,671
Other investments                               120,545            -            4,319           102           -         124,966
                                           -------------   -------------   -----------   -----------   -----------   -----------
  Total interest-earning assets               1,999,975         438,295       897,067       580,428       110,302     4,026,067
Total non-interest earning assets                     -               -              -             -      809,961       809,961
                                           -------------   -------------   -----------   -----------   -----------   -----------
  Total assets                             $  1,999,975    $    438,295    $  897,067    $  580,428    $  920,263    $4,836,028
                                           =============   =============   ===========   ===========   ===========   ===========

Deposits:
  Fixed maturity deposits                  $    338,761    $    149,290    $  160,177    $   93,151    $      -      $  741,379
  NOW, statement and passbook accounts        1,627,100          39,174       130,475        88,805       189,253     2,074,807
  Money market deposit accounts               1,139,975            -              -             -             -       1,139,975
Borrowings:
  Capital notes - subordinated                   10,000            -              -             -         150,000       160,000
  Other                                         258,271             410        24,181           552         6,616       290,030
                                           -------------   -------------   -----------   -----------   -----------   -----------
  Total interest-bearing liabilities          3,374,107         188,874       314,833       182,508       345,869     4,406,191
Total non-interest bearing liabilities             -               -              -             -         189,670       189,670
Stockholders' equity                               -               -              -             -         240,167       240,167
                                           -------------   -------------   -----------   -----------   -----------   -----------
  Total liabilities & stockholders' equity $  3,374,107    $    188,874    $  314,833    $  182,508    $  775,706    $4,836,028
                                           =============   =============   ===========   ===========   ===========   ===========

Gap                                         ($1,374,132)       $249,421      $582,234      $397,920     ($235,567)
Cumulative gap                              ($1,374,132)    ($1,124,711)    ($542,477)    ($144,557)    ($380,124)
Cumulative gap as a percentage
  of total assets                                 (28.4)%         (23.3)%       (11.2)%        (3.0)%        (7.9)%

The one-year gap, as a percentage of total assets, was a negative 23.3% at March 31, 1994, compared to a negative 24.9% at December 31, 1993. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

On March 22, 1994 and April 18, 1994, the Federal Reserve Board (the "FRB") took action that resulted in an increase in the targeted federal funds rate from 3 1/4% to 3 1/2% per annum and from 3 1/2% to 3 3/4% per annum, respectively. Management of the Bank does not anticipate that the FRB's recent actions will have a material adverse effect on the Bank's operating results or financial condition, although there can be no assurances that the Bank will not be adversely affected if interest rates increase further in the future.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

Effective January 1, 1994, the OTS's risk-based capital requirements were amended to incorporate interest-rate risk measures to complement those already established for credit risk. Under the amendments, an institution that would experience a decrease in "portfolio equity" in an amount in excess of 2.0% of the market value of the institution's assets as a result of an increase or decrease in the general level of interest rates of as much as 200 basis points is required to maintain additional amounts of risk-based capital. Additional capital will have to be maintained by affected institutions beginning July 1, 1994 based on interest rate exposure as of December 31, 1993. Based upon an OTS analysis of the Bank's exposure at December 31, 1993, the Bank would not experience a decrease in "portfolio equity" in an amount in excess of 2.0% of its assets under this test and therefore will not be required to maintain additional amounts of risk-based capital beginning July 1, 1994.

Tax Sharing Payments. Under the terms of the Bank's written agreement with the OTS, the Bank has agreed not to make any payments to the Trust, the holder of 80% of the Bank's common stock, pursuant to the Tax Sharing Agreement between the Bank and the Trust unless such payments are approved by the OTS. The OTS has further conditioned the approval of any such payments on a pledge by the Trust of certain assets to secure certain of the Trust's obligations under the Tax Sharing Agreement, which pledge was executed in October 1993. During the first half of fiscal 1994, after receiving OTS approval, the Bank made $9.6 million of tax sharing payments to the Trust.

Capital. At March 31, 1994, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for well-capitalized institutions under OTS prompt corrective action regulations. On the basis of its March 31, 1994 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "adequately capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1994, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.


REGULATORY CAPITAL
(Dollars in thousands)


                                                 Actual        Capital Required
                                          ------------------- -------------------
                                                     As a %              As a %     Excess
                                            Amount  of Assets   Amount  of Assets  Capital
                                          --------- --------- --------- --------- ---------

Capital per financial statements          $294,307

Adjustments for tangible and core capital:
   Intangible assets                       (52,704)
   Non-includable subsidiaries (1)          (6,381)
                                          ---------
      Total tangible capital               235,222      4.88% $ 72,260      1.50% $162,962
   Supervisory goodwill                     18,065  ========= ========= ========= =========
                                          ---------
      Total core capital (2)               253,287      5.26% $144,520      3.00% $108,767
                                          --------- ========= ========= ========= =========

      Total tier 1 risk-based capital (2)  253,287      6.64%    N/A       N/A       N/A
                                          --------- ========= ========= ========= =========

Adjustments for risk-based capital:
   Subordinated capital debentures         152,900
   Reserve for general loan losses          50,752
                                          ---------
      Total supplementary capital          203,652
   Excess loan loss reserves                (3,011)
                                          ---------
   Adjusted supplementary capital          200,641
                                          ---------
      Total available capital              453,928
   Equity investments (1)                  (18,634)
                                          ---------
      Total risk-based capital (2)        $435,294     11.41% $305,302      8.00% $129,992
                                          ========= ========= ========= ========= =========

(1)Reflects an aggregate offset of $6.0 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(2)Under the OTS prompt corrective action regulations, the standards for classification as
   "well capitalized" are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The Bank's stockholders' equity, and therefore its regulatory capital, was adversely affected in the three months ended March 31, 1994 by a decrease of $10.3 million, after related income taxes, related to market value adjustments of the Bank's securities which are classified as available-for-sale in accordance with SFAS 115. As market interest rates fluctuate, the market value of the Bank's available-for-sale portfolio, and therefore its stockholders' equity and regulatory capital levels, will also fluctuate. However, because the majority of the available-for-sale portfolio has either adjustable interest rates or maturities of less than five years, the impact of such changes in interest rates generally will not be as significant as the impact on institutions with a greater percentage of their portfolios in longer-term fixed-rate securities. The Bank's regulatory core capital also was reduced on January 1, 1994 by $19.2 million as a result of the continued phase-out from regulatory capital of supervisory goodwill. The adverse effect of these developments was offset in part by the $17.0 million pretax gain recognized from the sale of credit card relationships during the quarter.

Regulatory Action and Requirements. The Bank is subject to a written agreement with the OTS, dated September 30, 1991 and amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from the OTS. In September 1993, the Bank received OTS approval, subject to certain conditions, to increase incrementally its total assets during the period from July 1, 1993 through June 30, 1994 by an amount up to $500 million. The Bank is also subject to a requirement to obtain OTS approval for changes in directors and senior executive officers and the imposition of increased OTS assessments and FDIC insurance premiums. In January 1994, the OTS approved the appointment of three additional directors to the Bank's Board of Directors. The OTS has approved the payment of dividends on the 13% Preferred Stock provided certain conditions are met. In the future, if the Bank is unable to maintain capital compliance, the Bank could be subject to additional regulatory sanctions.

Capital Maintenance Strategies. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at March 31, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 4.46%, 4.46% and 10.12%, respectively, which exceeded the requirements of 1.5%, 3.0% and 8.0%, respectively. At March 31, 1994, the Bank had $30.0 million, after subsequent valuation allowances, of extensions of credit to, and investments in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are currently subject to a 25% phase-out from all three FIRREA capital requirements. This phase-out will gradually increase to 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At March 31, 1994, the Bank also had one equity investment with a balance, after subsequent valuation allowances, of $39.2 million which is currently subject to a 60% phase-out from total capital for risk-based capital purposes. This phase-out will increase to 100% on July 1, 1994. Pursuant to OTS guidelines, $6.0 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments. The OTS adopted a rule, effective April 19, 1993, eliminating the capital deduction for equity investments that are permissible for national banks.

The Bank will continue to attempt to reduce the level of its investments in non-includable subsidiaries and its level of equity investments. The level of the Bank's investments in non-includable subsidiaries is a key factor in the capital calculation because, under the fully phased-in capital requirements, those investments represent dollar-for-dollar reductions in core capital, which in turn limit the amount of supplementary capital which may be included for risk-based capital purposes. The Bank does not anticipate entering into any new transactions that would result in an increase in its investments in non-includable subsidiaries, and is attempting to reduce the existing level of those investments over the next several years.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If a REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. The following table sets forth the Bank's REO at March 31, 1994, after valuation allowances of $106.7 million, by the fiscal year in which the property was acquired through foreclosure.

     Fiscal Year                (In thousands)
     -----------                --------------
      1990 (1)                       $137,065
      1991                            117,263
      1992                             19,547
      1993                             10,052
      1994                              7,198
                                 -------------
        Total REO                    $291,125
                                 =============

(1) Includes one property with a net book value of $34.3 million, which the Bank agreed in fiscal 1991 to treat as an equity investment for regulatory capital purposes.

At March 31, 1994, the Bank had $50.3 million in supervisory goodwill, of which $18.1 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.75% of tangible assets beginning January 1, 1993, 0.375% beginning January 1, 1994 and 0% beginning January 1, 1995.

The Bank's ability to maintain capital compliance will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's reserves for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its ability to maintain capital compliance. The failure of the Bank to maintain capital compliance could result in further regulatory sanctions.

Prompt Corrective Action. Under the OTS prompt corrective action regulations which became effective on December 19, 1992, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At March 31, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.26%, 6.64% and 11.41%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of non-performing assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS's regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries and equity investments. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized". On a fully phased-in basis at March 31, 1994, the Bank's regulatory capital ratios would meet the ratios established for "adequately capitalized" institutions.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General.   The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of capital improvement costs, and certain operating costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

Recent Liquidity Trends. The Real Estate Trust's liquidity position was positively affected by the issuance on March 30, 1994 of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.8 million, third-party mortgage indebtedness of $74.1 million, affiliate indebtedness of $8.9 million (of which $5.0 million was repaid in April 1994), the Real Estate Trust retained $83.2 million of the net proceeds of the offering for application to general corporate purposes. Of this amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy the initial liquidity requirement with respect to such securities. This liquidity requirement, which will remain in effect for so long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

The Senior Secured Notes are secured, general obligations of the Trust ranking pari passu with all other unsubordinated obligations of the Trust, including the Unsecured Notes. The Senior Secured Notes are secured by a first-priority perfected security interest in 80% of the issued and outstanding common stock of the Bank, all of which is owned by the Trust. The Indenture pursuant to which the Senior Secured Notes were issued contains covenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1994 is set forth in the following table. Of the $193.9 million of mortgage debt outstanding at March 31, 1994, $58.4 million was nonrecourse to the Real Estate Trust. The Trust's Senior Secured Notes are designated "Notes Payable-Secured" in the table and in the Consolidated Financial Statements included in this report.

                               Debt Maturity Schedule
                                   (In thousands)

Fiscal                         Notes Payable-    Notes Payable-
Year         Mortgage Notes       Secured           Unsecured      Total
- - ---------------------------------------------------------------------------
1994 (1)       $   8,715          $     --        $   7,028       $  15,743
1995              11,957                --            7,070          19,027
1996               8,271                --            5,641          13,912
1997              14,459                --            4,189          18,648
1998               6,908                --            5,897          12,805
Thereafter       143,582            175,000          11,439         330,021
               ---------          ---------       ---------       ---------
               $ 193,892          $ 175,000       $  41,264       $ 410,156
               =========          =========       =========       =========

(1)  April 1, 1994 to September 30, 1994.

The Real Estate Trust anticipates that its capital improvement costs for its existing portfolio in the next several fiscal years will be in the range of $2.0 to $3.0 million per year.

The Real Estate Trust believes that the liquidity provided by the net proceeds from the issuance of the Senior Secured Notes, its existing cash resources, cash generated by operations, sales of Unsecured Notes, refinancings of existing mortgage debt and tax sharing payments and dividends from the Bank will be sufficient to fund both debt amortization and capital improvement costs in 1994 and the next several years. The Real Estate Trust's ability to generate cash from external sources will continue to be subject to significant contingencies.

The Real Estate Trust's ability to refinance its existing mortgage debt will depend on the value and types of properties in its portfolio as well as the availability of long-term mortgage financing for such types of properties. In recent periods, the availability of long-term fixed-rate mortgage financing for income-producing properties on satisfactory terms or at acceptable interest rates has been significantly curtailed. No assurance can be given as to the availability of financing for income-producing properties at acceptable terms and interest rates in the future.

The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. Unsecured Note sales were suspended in June 1990, but resumed in November 1992. The Real Estate Trust is currently selling Unsecured Notes principally to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of new sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt at the lower interest rates currently prevailing in today's market. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Notes as they mature (which was the case in fiscal 1993), it believes it will be able to finance such repayments from other sources of funds. During the period from the date of resumption of Unsecured Note sales through April 30, 1994, the Real Estate Trust sold $22.9 million of Unsecured Notes.

Management believes that the Bank's improved regulatory capital ratios and recent operating results should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank. Under the terms of the Bank's written agreement with the OTS, any additional tax sharing payments by the Bank must be approved by the OTS. In the first two quarters of fiscal 1994, the OTS approved, and the Bank made, tax sharing payments of $9.6 million to the Real Estate Trust.

The Real Estate Trust to date has not relied on cash dividends from Chevy Chase to meet its cash needs. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. The Bank's ability to declare and pay cash dividends on its common stock is subject to a number of restrictions, including restrictions under regulations issued by the OTS and restrictions imposed by various agreements. Each of such restrictions ties the Bank's dividend-paying ability primarily to its levels of regulatory capital and/or income. The Bank's efforts to maintain the required levels of capital and to generate the required levels of income will be subject to all of the risks affecting its business.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. In October 1993, the Real Estate Trust received its first cash distribution, which was for a partial period, in the amount of $524,000, from the Partnership. In February and May 1994, the Real Estate Trust received its second and third cash distributions, each in the amount of $1,363,000.

BANKING

Liquidity. The standard measure of liquidity in the savings industry is the ratio of cash, short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows.
The required liquidity level is currently 5.0%. The Bank's average monthly liquidity ratio for the month ended March 31, 1994 was 18.7%, compared to 24.1% for the month ended December 31, 1993. Additionally, the Bank met the liquidity level requirements for each month of fiscal 1994. The decline in the Bank's liquidity ratio was primarily attributable to two factors: (i) the Bank's use as collateral of securities which would have otherwise counted toward its liquidity ratio in order to take advantage of attractive short-term borrowing rates from the FHLB of Atlanta, and (ii) scheduled and unscheduled principal paydowns on unpledged securities, which reduced the level of qualifying collateral.

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities,
(ii) savings deposits, (iii) sales of loans, mortgage-backed securities and investment securities and (iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At March 31, 1994, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $732.6 million, $4.7 million and $1.2 billion, respectively. The estimated borrowing capacity of available mortgage loans, U.S. Government securities and mortgage-backed securities that could be pledged to the FHLB of Atlanta and various security dealers totaled $1.3 billion at March 31, 1994, after market-value and other adjustments.

In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. During the second quarter of fiscal 1994, the Bank securitized and sold $200.0 million of credit card receivables and sold credit card relationships with related receivable balances of $96.5 million. At March 31, 1994, the Bank was considering the securitization and sale of approximately $650.0 million of credit card receivables and $200.0 million of home equity credit line receivables in the third and fourth quarters of fiscal 1994. To the extent these receivables were outstanding at March 31, 1994, such receivables are classified as held for securitization and sale on the Consolidated Balance Sheets. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

The ability of the Bank to securitize and sell assets in the future will depend on a number of factors, including conditions in the market for asset-backed securities and competitive pressures in the credit card industry. The Bank does not currently anticipate relying upon securitizations of receivables other than credit card and home equity credit line receivables. The Bank's currently projected levels of securitization of credit card and home equity credit line receivables reflect in part a reduction in the pool of receivables eligible for such securitizations. The reduction in the amount of eligible receivables has resulted from prior securitization and sales activities. Management believes that to support future securitization activity, a sufficient pool of eligible receivables will be provided by the existing portfolio of receivables, the amortization of existing credit card trusts, increased usage of existing accounts and originations of new accounts.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the six months ended March 31, 1994, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $5.6 billion, repay borrowings of $3.4 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $1.3 billion, purchase investments and loans of $315.6 million and meet operating expenses, before depreciation and amortization, of $90.9 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $5.8 billion, proceeds from borrowings of $3.2 billion, proceeds from sales of loans, securities and real estate of $1.2 billion, and principal and interest collected on investments, loans, mortgage-backed securities and trading securities of $633.9 million.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. Of the $1.3 billion of outstanding trust certificate balances at March 31, 1994, the primary recourse to the Bank was approximately $78.5 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. At March 31, 1994, recourse to the Bank under these arrangements was approximately $6.0 million.

The Bank's commitments at March 31, 1994 are set forth in the following table:

(In thousands)

Commitments to originate loans                        $   51,958
                                                      ----------
Loans in process (collateralized loans):
  Home equity .................................          532,475
  Real estate construction.....................           27,008
  Commercial and multifamily ...................           3,954
  Residential ground...........................            2,671
                                                      ----------
                                                         566,108
                                                      ----------
Loans in process (unsecured loans):
  Credit cards.................................        3,523,232
  Overdraft lines .............................           37,598
                                                      ----------
                                                       3,560,830
                                                      ----------
      Total commitments to extend credit.......        4,178,896
Letters of credit .............................           70,974
Recourse arrangements on asset-backed
  securitizations .............................           78,468
Recourse arrangements on mortgage-backed
  securities ..................................            5,976
                                                      ----------
      Total commitments .......................       $4,334,314
                                                      ==========

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 93.6% of total commitments at March 31, 1994.

At March 31, 1994, repayments of borrowed money scheduled to occur during the next 12 months were $152.4 million. Certificates of deposit maturing during the next 12 months amounted to $488.1 million, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at March 31, 1994.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO
  THREE MONTHS ENDED MARCH 31, 1993

REAL ESTATE

The following table sets forth, for the three-month periods ended March 31, 1994 and 1993, respectively, direct operating results for the Real Estate Trust's (i) shopping center and office properties, (ii) commercial properties portfolio, which represents the shopping center and office property results on a combined basis, and (iii) hotel properties. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership (the "Saul Centers Transaction"). As a result of the Saul Centers Transaction, the operating results of commercial properties for the current quarter are not entirely comparable to the prior period's results, which included the operations of the transferred properties.

                                             Three Months Ended
                                                   March 31,
                                             ----------------------
                                                 1994(1)     1993
                                               --------    --------
SHOPPING CENTERS                                  (In thousands)
Revenue
     Base rent                                  $   --      $5,625
     Expense recoveries                             --       1,270
     Percentage rent                                --         527
     Other                                          --         222
                                               --------    --------
          Total revenues                            --       7,644
                                               --------    --------
Direct operating expenses
     Real estate taxes                              --         557
     Repairs and maintenance                        --         307
     Utilities                                      --         270
     Payroll                                        --         228
     Insurance                                      --          76
     Ground rent                                    --         139
     Other                                          --         213
                                               --------    --------
          Total direct operating expenses           --      $1,790
                                               --------    --------
Income after direct operating expanses          $   --      $5,854
                                               ========    ========


OFFICE PROPERTIES
Revenue
     Base rent                                  $3,791      $4,689
     Expense recoveries                            172         304
     Other                                          91         106
                                               --------    --------
          Total revenues                         4,054       5,099
                                               --------    --------

Direct operating expenses
     Real estate taxes                             385         226
     Repairs and maintenance                       433         412
     Utilities                                     581         543
     Payroll                                       137         129
     Insurance                                      64          66
     Other                                         183         283
                                               --------    --------
          Total direct operating expenses        1,783       1,659
                                               --------    --------
Income after direct operating expenses          $2,271      $3,440
                                               ========    ========


- - ------------------------------------------
(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

                                              Three Months Ended
                                                   March 31,
                                               --------------------
                                                  1994(1)    1993
                                               ---------   --------
                                                  (In thousands)
COMMERCIAL PROPERTIES
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
     Base rent                                  $3,791     $10,314
     Expense recoveries                            172       1,574
     Percentage rent                                --         527
     Other                                          91         328
                                               --------    --------
          Total revenues                         4,054      12,743
                                               --------    --------
Direct operating expenses
     Real estate taxes                             385         783
     Repairs and maintenance                       433         719
     Utilities                                     581         813
     Payroll                                       137         357
     Insurance                                      64         142
     Ground rent                                    --         139
     Other                                         183         496
                                               --------    --------
          Total direct operating expenses        1,783      $3,449
                                               --------    --------
Income after direct operating expenses          $2,271      $9,294
                                               ========    ========


HOTELS
Revenue
     Room sales                                 $6,487      $6,620
     Food sales                                  1,854       1,997
     Beverage sales                                584         672
     Other                                         714         647
                                               --------    --------
          Total revenue                          9,639       9,936
                                               --------    --------
Direct Operating expenses
     Payroll                                     3,533       3,476
     Cost of sales                                 963       1,034
     Utilities                                     949         769
     Repairs and maintenance                       577         518
     Advertising and promotion                     507         520
     Property taxes                                282         308
     Insurance                                     147         141
     Other                                       1,126         921
                                               --------    --------
          Total direct operating expenses        8,084       7,687
                                               --------    --------
Income after direct operating expenses          $1,555      $2,249
                                               ========    ========

The Real Estate Trust recorded a loss before depreciation and amortization of $6.7 million and an operating loss of $9.3 million for the three-month period ended March 31, 1994, compared to a loss before depreciation, amortization and non-cash charges of $3.4 million and an operating loss of $7.4 million for the corresponding period in fiscal 1993. The increase in the loss was largely attributable to the effects of the Saul Centers Transaction and, to a lesser extent, to a decrease in operating income from hotels during the current period.

Income after direct operating expenses in the March 1994 quarter from commercial properties, which includes only office properties, decreased $7.0 million (75.6%), compared to such income in the three months ended March 31, 1993, which includes income from both shopping center and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period. Income after direct operating expenses from commercial properties held during both periods declined $712,000 (23.9%). The performance of the office portfolio was adversely affected by a reduction in the leasing rate to 83% at March
31, 1994 from 87% at March 31, 1993.   The lower leasing rate generally
reflected recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Trust's office buildings located in Atlanta.

Income after direct operating expenses from hotel properties decreased $694,000 (30.9%) in the March 1994 quarter, Room sales decreased by $133,000 (2.0%) and food and beverage sales declined by $231,000 (8.7%). Total revenues declined by $297,000 (3.0%), while total expenses increased by $397,000 (5.2%), chiefly due to higher utility costs.

Interest expense decreased by $2.9 million (23.1%) in the current period, primarily as a result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Primarily for the same reason, average balances of the Real Estate Trust's outstanding borrowings declined to $323.3 million in the three months ended March 31, 1994 from $475.8 million in the prior corresponding period.

Depreciation declined $1.1 million (34.3%), primarily as a result of the transfer of properties in the Saul Centers Transaction.

Advisory, management and leasing fees-related parties declined $375,000 (20.0%) from the level in the March 1993 quarter. The monthly advisory fee in the March 1994 quarter was $250,000, compared to $157,000 in the prior period. The effect of this expense increase was offset by decreases in management and leasing fees, primarily because of the transfer of properties in the Saul Centers Transaction and, to a lesser extent, reductions in rental and sales income on which these fees are based.

Lower legal expense in the current quarter contributed to an decrease of $88,000 (15.9%) in general and administrative expenses.

In connection with the issuance of the Senior Secured Notes, the Real Estate Trust recorded a loss on early extinguishment of debt, net of taxes, in the amount of $5.0 million.

BANKING

General. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $24.6 million during the three months ended March 31, 1994, compared to operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $21.7 million for the three months ended March 31, 1993. The increase in the March 1994 quarter was attributable to an $11.4 million decrease in the provision for loan losses and a $9.7 million increase in other (non-interest) income resulting primarily from a $17.0 million gain recognized on the sale of credit card relationships with related receivable balances of $96.5 million. The positive effect of these items was offset in part by a $16.2 million increase in operating expenses, a $1.9 million decrease in net interest income before provision for loan losses and a $3.3 million decrease in earnings on real estate held for investment or sale. A substantial portion of the increase in operating expenses was attributable to increased marketing and other expenses incurred in connection with the active national solicitation of credit card accounts, which the Bank resumed in June 1993 after suspending such solicitation in November 1990. At March 31, 1994, the Bank had $1.7 billion of credit card receivables outstanding, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank (both types of receivables collectively referred to herein as "managed receivables").

Net Interest Income. Net interest income, before the provision for loan losses, decreased $1.9 million (or 4.1%) in the three months ended March 31, 1994, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

The Bank would have recorded interest income of $2.0 million for the three months ended March 31, 1994 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.6 million was actually recorded on non-accrual assets and restructured loans for the three months ended March 31, 1994. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.


NET INTEREST MARGIN ANALYSIS
(Dollars in thousands)

                                                                    Three Months Ended March 31,
                                                   ------------------------------------------------------------------
                                                                1994                                  1993
                                                   ------------------------------       -----------------------------
                                                     Average              Yield/         Average              Yield/
                                                     Balances   Interest   Rate          Balances   Interest   Rate
                                                   -----------  --------  -------       ----------  --------  -------

Assets:
 Interest-earning assets:
  Loans receivable, net (1)                        $2,773,338   $67,083    9.68 %      $2,004,260   $59,568   11.89 %
  Mortgage-backed securities                        1,278,220    17,939    5.61         1,489,359    24,113    6.48
  Trading securities                                   19,961       303    6.07                 -         -       -
  Federal funds sold                                   14,684       119    3.24            14,187       106    2.99
  Investment securities                                 4,692        72    6.14           173,202     2,761    6.38
  Other interest-earning assets                       166,989     1,278    3.06           163,768     1,197    2.92
                                                   -----------  --------               -----------  --------
   Total                                            4,257,884    86,794    8.15         3,844,776    87,745    9.13
                                                                --------  ------                    --------  ------

 Non-interest earning assets:
  Cash                                                112,600                              98,240
  Real estate held for investment or sale             364,566                             479,231
  Property and equipment,  net                        137,912                             142,716
  Cost in excess of net assets acquired,  net           8,543                              11,482
  Other assets                                        159,530                             170,985
                                                   -----------                         -----------
   Total assets                                    $5,041,035                          $4,747,430
                                                   ===========                         ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                                 $  840,310     5,824    2.77        $  736,063     4,355    2.37
   Savings deposits                                 1,171,008     9,983    3.41           818,219     6,561    3.21
   Time deposits                                      752,738     7,563    4.02           992,446    10,748    4.33
   Money market deposits                            1,154,233     9,360    3.24         1,246,999     9,757    3.13
                                                   -----------  --------               -----------  --------
   Total deposits                                   3,918,289    32,730    3.34         3,793,727    31,421    3.31
  Borrowings                                          767,725     9,406    4.90           733,494     9,767    5.33
                                                   -----------  --------               -----------  --------
   Total liabilities                                4,686,014    42,136    3.60         4,527,221    41,188    3.64
                                                                --------  ------                    --------  ------
 Non interest-bearing items:
  Non-interest bearing deposits                        59,390                              39,990
  Other liabilities                                    32,543                              28,637
  Stockholders' equity                                263,088                             151,582
                                                   -----------                         -----------
   Total liabilities and stockholders' equity      $5,041,035                          $4,747,430
                                                   ===========                         ===========

Net interest income                                             $44,658                             $46,557
                                                                ========                            ========
Net interest spread (2)                                                    4.55 %                              5.49 %
                                                                          ======                              ======
Net yield on interest-earning assets (3)                                   4.20 %                              4.84 %
                                                                          ======                              ======
Interest-earning assets to interest-bearing liabilities                   90.86 %                             84.93 %
                                                                          ======                              ======

 (1)  Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
 (2)  Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
 (3)  Equals annualized net interest income divided by the average balances of total interest-earning assets.

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


VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(In thousands)


                                             Three Months Ended March 31, 1994
                                                        Compared to
                                             Three Months Ended March 31, 1993
                                                   Increase (Decrease)
                                                   Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
                                            Volume          Rate          Change
                                         ------------   ------------   ------------

Interest income:
    Loans (2)                            $    64,743    $   (57,228)   $     7,515
    Mortgage-backed securities                (3,171)        (3,003)        (6,174)
    Trading securities                           303               -           303
    Federal funds sold                             4              9             13
    Investment securities                     (2,589)          (100)        (2,689)
    Other interest-earning assets                 24             57             81
                                         ------------   ------------   ------------
        Total interest income                 59,314        (60,265)          (951)
                                         ------------   ------------   ------------

Interest expense:
    Deposit accounts                           1,026            283          1,309
    Borrowings                                 2,179         (2,540)          (361)
                                         ------------   ------------   ------------
        Total interest expense                 3,205         (2,257)           948
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    56,109    $   (58,008)   $    (1,899)
                                         ============   ============   ============




(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.
(3)  Includes mortgage-backed securities held for sale for the three months ended March 31, 1993.

Interest income for the three months ended March 31, 1994 decreased $1.0 million (or 1.1%) from the level in the prior corresponding period, primarily as a result of lower average yields earned by the Bank on the principal categories of its interest-earning assets. The effect of the lower average yields on interest income was offset in part by higher average balances of certain interest-earning assets, principally loans receivable.

The Bank's net interest spread declined to 4.55% in the March 1994 quarter from 5.49% in the March 1993 quarter. The decline reflected marketing strategies which included lower introductory rates for certain loan products, primarily credit card and home equity credit line loans; the resumption of active marketing of certain loan products, including credit card and automobile loans; the Bank's asset securitization activities; and, to a lesser extent, previous declines in market interest rates.

Interest income on loans, the largest category of interest-earning assets, increased by $7.5 million (or 12.6%) from the March 1993 quarter. The increase in interest income was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $454.0 million (or 51.6%) as a result of increased origination of such loans during the March 1994 quarter.
Interest income on these loans increased $6.1 million (or 37.2%) from the prior period. Average balances of home equity credit line loans increased $32.5 million (or 34.5%) for the three months ended March 31, 1994, primarily because the prior period balances were affected by the securitization and sale of the $194.2 million of home equity credit line receivables in the December 1992 quarter. Interest income on these loans increased $0.4 million (or 27.9%) from the prior period. An increase of $2.2 million (or 116.3%) in interest income on consumer loans (other than credit card loans) was primarily attributable to increased originations of automobile loans, which resulted in an increase of $126.5 million (or 160.2%) in the average balances of consumer loans. Average balances of commercial permanent loans increased $21.6 million (or 28.6%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. See "Financial Condition - Asset Quality." Average balances of credit card loans increased $109.5 million (or 12.3%) during the quarter, largely as a result of new account originations in connection with the Bank's resumption of active national solicitation of credit card accounts.

Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the portfolio in the current quarter decreased by 221 basis points (to 9.68% from 11.89%) from the average yield in the three months ended March 31, 1993. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 15.12% from 17.76% and a decline of $1.8 million in interest income on these loans. The average yield on home equity credit line loans decreased to 6.46% from 6.80%, primarily as a result of introductory rates offered on new home equity credit line loans. The average yield on single-family residential loans declined to 6.75% from 7.45% as customers continued to refinance higher rate mortgage loans into lower rate mortgage loans.

The Bank's securitization activity contributed to the decline in the overall yield on the loan portfolio, because the proceeds from the securitization and sale of the credit card and home equity credit line receivables are initially invested in lower-yielding short-term assets pending investment into additional receivables.

Interest income on mortgage-backed securities decreased $6.2 million because of lower average balances, which resulted primarily from the sale of $127.8 million of mortgage-backed securities in March 1993, and, to a lesser extent, because of lower average interest rates. Average interest rates declined to 5.61% from 6.48% primarily as a result of the early prepayment of higher rate mortgage-backed securities and the purchase of mortgage-backed securities with lower rates.

Interest income on investment securities decreased $2.7 million as a result of the sale in June 1993 of U.S. Government securities with a book value of $172.9 million, which resulted in lower average balances of such securities.

Interest expense increased $0.9 million (or 2.3%) for the three months ended March 31, 1994 primarily because of an increase of $1.3 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased principally as a result of an increase of $124.6 million in average deposit balances, and, to a lesser extent, an increase in average rates (to 3.34% from 3.31%).

Interest expense on borrowings decreased $0.4 million in the March 1994 quarter primarily because of a $0.8 million and a $1.0 million decrease in interest expense on repurchase agreement transactions and on the Bank's subordinated debentures, respectively. Interest expense on the subordinated debentures declined because of the refinance of such debentures in the first quarter of fiscal 1994 which reduced the Bank's cost from 13.55% to 9.20%.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $3.8 million in the March 1994 quarter from $15.2 million in the prior period. The provision for losses on credit card loans decreased $6.7 million primarily as a result of a decline in net charge-offs of credit card loans in fiscal 1994. Also contributing to the decrease in this provision was the securitization and sale of $200.0 million of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million. These transactions reduced the amount of such receivables against which the Bank maintains the reserve. The provision for losses on real estate loans decreased $4.7 million from the prior period, primarily because of a $3.0 million increase in the specific reserve of one commercial permanent loan during the March 1993 quarter. See "Financial Condition - Reserves for Losses."

Other Income. The increase in other income (to $42.4 million in the March 1994 quarter from $32.8 million in the March 1993 quarter) was primarily attributable to an increase in gain on sales of credit card relationships, loans and mortgage-backed securities and an increase in credit card fees. These increases were partially offset by a decrease in earnings on real estate held for investment or sale and a decrease in loan and deposit servicing fees.

Gain on sales of credit card relationships, loans and mortgage-backed securities in the three months ended March 31, 1994 totaled $19.0 million, which represented an increase of $13.1 million from the prior corresponding period. The increase resulted primarily from a gain of $17.0 million recognized from the sale in the March 1994 quarter of credit card relationships (or accounts) with related receivable balances of $96.5 million. The Bank sold these relationships in order to take advantage of what management believes to be attractive prices currently being offered by prospective purchasers of such relationships. None of the customers whose accounts were sold have addresses in the Bank's primary market area of Maryland, Virginia and the District of Columbia. The accounts sold were seasoned (i.e., more than one year old) and had credit characteristics similar to those of other accounts in the Bank's portfolio of a similar age. The Bank may sell additional credit card relationships in the future if it believes that such sales are in the best interests of the Bank.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $1.7 million (or 26.0%) in the March 1994 quarter from the prior period level. The decrease was primarily attributable to a $2.4 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in August 1993. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of the increased number of accounts in the portfolio. The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts.

The $3.3 million decrease in earnings on real estate held for investment or sale was primarily attributable to an increase of $4.0 million in the provision for losses on such assets. See "Financial Condition - Reserves for Losses." A decrease of $0.6 million in the operating income generated by the Bank's REO properties also contributed to the decrease in such earnings. This decrease was partially offset by a $1.0 million increase in the gain recorded on the sales of the Bank's REO properties.

An increase of $2.3 million (or 34.0%) in excess servicing fees earned by the Bank in servicing its portfolios of securitized credit card loans contributed to an increase of $1.8 million (or 11.2%) in loan and deposit servicing fees. Excess servicing fees represent the contractual interest and fees paid by credit card holders less certificate interest paid to holders of certificates in the trusts and administrative fees paid to providers of services to the trusts. Such excess servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The higher level of securitized credit card receivables in the current quarter also resulted in increased credit card servicing fees of $0.5 million. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, servicing fee income levels increase. The level of servicing and fee income declines upon repayment of assets previously securitized and sold and upon prepayment of mortgage loans serviced for others. The positive effect of these items on loan and deposit servicing fees in the March 1994 quarter was offset in part by a $1.0 million increase in the amortization of the excess servicing asset related to home equity credit line securitizations. The increase was primarily attributable to the securitization and sale of $146.2 million of home equity credit line receivables in September 1993.

Operating Expenses. Operating expenses in the quarter ended March 31, 1994 increased $16.2 million, primarily as a result of increases in marketing expenses, salaries and employee benefits and loan expenses. The $6.1 million increase in marketing expenses, the $4.1 million increase in salaries and employee benefits and the $3.0 million increase in loan expenses was primarily attributable to the active national solicitation of credit card accounts, which the Bank resumed in June 1993. In addition, an increase in the amortization of purchased mortgage servicing rights, which resulted from increased prepayments of the underlying loans and from acquisitions of residential single-family mortgage servicing rights during the latter half of fiscal 1993, also contributed to the increase in loan expenses.

In order to take advantage of additional opportunities to enhance profitability, the Bank may be required to incur increased expenditures for salaries and employee benefits, loan expenses and marketing expenses, which will contribute to higher operating expenses in future periods.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1994 COMPARED TO
  SIX MONTHS ENDED MARCH 31, 1993

REAL ESTATE

The following table sets forth, for the six-month periods ended March 31, 1994 and 1993, respectively, direct operating results for the Real Estate Trust's (i) shopping centers and office properties, (ii) commercial properties portfolio, which represents the shopping center and office property results on a combined basis, and (iii) hotel properties. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. As a result of the Saul Centers Transaction, the operating results of commercial properties for the six months ended March 31, 1994 are not entirely comparable to the prior period's results, which included the operations of the transferred properties.

                                                Six Months Ended
                                                    March 31,
                                               --------------------
                                                 1994(1)    1993
                                               --------   ---------
SHOPPING CENTERS                                  (In thousands)
Revenue
     Base rent                                 $    --     $11,127
     Expense recoveries                             --       2,556
     Percentage rent                                --       1,355
     Other                                          --         426
                                              ---------   ---------
          Total revenues                            --      15,464
                                              ---------   ---------
Direct operating expenses
     Real estate taxes                              --       1,084
     Repairs and maintenance                        --         552
     Utilities                                      --         522
     Payroll                                        --         485
     Insurance                                      --         166
     Ground rent                                    --         278
     Other                                          --         463
                                              ---------   ---------
          Total direct operating expenses           --     $ 3,550
                                              ---------   ---------
Income after direct operating expanses         $    --     $11,914
                                              =========   =========


OFFICE PROPERTIES
Revenue
     Base rent                                 $ 7,269     $ 9,347
     Expense recoveries                            323         721
     Other                                         185         208
                                              ---------   ---------
          Total revenues                         7,777      10,276
                                              ---------   ---------

Direct operating expenses
     Real estate taxes                             760         709
     Repairs and maintenance                       818         823
     Utilities                                   1,159       1,112
     Payroll                                       274         272
     Insurance                                     129         142
     Other                                         348         492
                                              ---------   ---------
          Total direct operating expenses        3,488       3,550
                                              ---------   ---------
Income after direct operating expenses         $ 4,289     $ 6,726
                                              =========   =========



- - -------------------------------------------
(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

                                                Six Months Ended
                                                   March 31,
                                              ---------------------
                                                1994(1)      1993
                                              ---------   ---------
                                                  (In thousands)
COMMERCIAL PROPERTIES
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
     Base rent                                 $ 7,269     $20,474
     Expense recoveries                            323       3,277
     Percentage rent                                --       1,355
     Other                                         185         634
                                              ---------   ---------
          Total revenues                         7,777      25,740
                                              ---------   ---------
Direct operating expenses
     Real estate taxes                             760       1,793
     Repairs and maintenance                       818       1,375
     Utilities                                   1,159       1,634
     Payroll                                       274         757
     Insurance                                     129         308
     Ground rent                                    --         278
     Other                                         348         955
                                              ---------   ---------
          Total direct operating expenses        3,488       7,100
                                              ---------   ---------
Income after direct operating expenses         $ 4,289     $18,640
                                              =========   =========


HOTELS
Revenue
     Room sales                                $13,281     $13,335
     Food sales                                  4,108       4,382
     Beverage sales                              1,350       1,570
     Other                                       1,582       1,430
                                              ---------   ---------
          Total revenue                         20,321      20,717
                                              ---------   ---------
Direct Operating expenses
     Payroll                                     7,088       7,032
     Cost of sales                               2,032       2,256
     Utilities                                   1,626       1,458
     Repairs and maintenance                     1,141       1,068
     Advertising and promotion                   1,039       1,113
     Property taxes                                512         597
     Insurance                                     287         280
     Other                                       2,264       1,911
                                              ---------   ---------
          Total direct operating expenses       15,989      15,715
                                              ---------   ---------
Income after direct operating expenses         $ 4,332     $ 5,002
                                              =========   =========

The Real Estate Trust recorded a loss before depreciation and amortization of $14.3 million and an operating loss of $19.4 million for the six-month period ended March 31, 1994, compared to a loss before depreciation, amortization and non-cash charges of $6.6 million and an operating loss of $14.4 million for the corresponding period in fiscal 1993. The increase in the loss was largely attributable to the effects of the Saul Centers Transaction and, to a lesser extent, to a decrease in operating income from hotels. The 1993 period also included a $1.4 million write-down of real estate to net realizable value.

Income after direct operating expenses from commercial properties, which includes only office properties, decreased $14.4 million (77.0%), compared to such income in the six months ended March 31, 1993, which includes income from both shopping center and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period.

Income after direct operating expenses from commercial properties held during both periods declined $1,537,000 (26.4%). The performance of the office portfolio was adversely affected by a reduction in the leasing rate, to 83% at March 31, 1994 from 87% March 31, 1993. The lower leasing rate generally reflected recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Trust's office buildings located in Atlanta.

Income after direct operating expenses from hotel properties decreased $670,000 (13.4%) in the fiscal 1994 period. Room sales decreased by $54,000 (0.4%) and food and beverage sales declined by $494,000 (8.3%). Total revenues decreased by $396,000 (1.9%), while expenses were higher by $274,000 (1.7%), chiefly due to higher costs caused by the severe winter.

Interest expense decreased by $6.1 million (24.0%) in the current period, primarily as a result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Primarily for the same reason, average balances of the Real Estate Trust's outstanding borrowings declined to $313.5 million in the six months ended March 31, 1994 from $476.8 million in the prior corresponding period.

Depreciation declined $2.1 million (34.0%), primarily as a result of the transfer of properties in the Saul Centers Transaction.

Advisory management and leasing fees-related parties declined $526,000 (14.8%) from the level in the prior fiscal period. The monthly advisory fee in the fiscal 1994 period was $250,000, compared to $97,000 per month during the period October through December 1992 and $157,000 per month during the period January through March 1993. The effect of this increase was offset by decreases in management and leasing fees, which resulted principally from the transfer of properties in the Saul Centers Transaction and, to a lesser extent, from reductions in rental and sales income on which these fees are based.

Higher legal expense in the current period contributed to an increase of $79,000 (8.9%) in general and administrative expenses.

Writedown of real estate to net realizable value reflects a $1.4 million reduction in the carrying value of a hotel property. The Real Estate Trust reduced the carrying value of the asset based on management's evaluation of the hotel's location, recent operating history and unlikely prospects for a near-term recovery.

BANKING

General. The Bank recorded operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $30.6 million during the six months ended March 31, 1994, compared to operating income before income taxes, extraordinary item and cumulative effect of change in accounting principle of $22.9 million for the six months ended March 31, 1993. The increase for the six months ended
March 31, 1994 was attributable to a $27.1 million decrease in the provision for loan losses and a $23.4 million increase in other (non-interest) income. The positive effect of these items was offset in part by a $33.2 million increase in operating expenses and by a $9.6 million decrease in net interest income before provision for loan losses. A substantial portion of the increase in operating expenses was attributable to increased marketing and other expenses incurred in connection with the active national solicitation of credit card accounts, which the Bank resumed in June 1993. At March 31, 1994, the Bank had $1.7 billion of managed credit card receivables.

The Bank's income for the six months ended March 31, 1994 reflected a $6.3 million extraordinary loss, net of related income taxes, resulting from the Bank's redemption of $128.5 million principal amount of subordinated capital debentures in December 1993.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $9.6 million (or 10.3%) in the six months ended March 31, 1994, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

The Bank would have recorded interest income of $5.3 million for the six months ended March 31, 1994 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $1.2 million was actually recorded on non-accrual assets and restructured loans for the six months ended March 31, 1994. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality
- - - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(Dollars in thousands)

                                                                         Six Months Ended March 31,
                                                   -------------------------------------------------------------------
                                                                1994                                 1993
                                                   ------------------------------       ------------------------------
                                                     Average               Yield/         Average               Yield/
                                                     Balances    Interest   Rate          Balances    Interest   Rate
                                                   -----------  ---------  ------       -----------  ---------  ------

Assets:
 Interest-earning assets:
  Loans receivable, net (1)                        $2,628,206   $126,247    9.61 %      $2,058,699   $121,703   11.82 %
  Mortgage-backed securities                        1,354,649     38,296    5.65         1,539,754     50,019    6.50
  Trading securities                                   23,213        715    6.16                 -           -
  Federal funds sold                                   16,086        250    3.11            16,360        245    3.00
  Investment securities                                 4,690        153    6.52           173,267      5,550    6.41
  Other interest-earning assets                       187,816      2,789    2.97           163,052      2,372    2.91
                                                   -----------  ---------               -----------  ---------
   Total                                            4,214,660    168,450    7.99         3,951,132    179,889    9.11
                                                                ---------  ------                    ---------  ------

 Non-interest earning assets:
  Cash                                                112,951                               99,665
  Real estate held for investment or sale             378,274                              501,893
  Property and equipment,  net                        136,962                              143,752
  Cost in excess of net assets acquired,  net           8,938                               11,853
  Other assets                                        161,434                              164,871
                                                   -----------                          -----------
   Total assets                                    $5,013,219                           $4,873,166
                                                   ===========                          ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                                 $  820,270     11,200    2.73        $  727,894      8,732    2.40
   Savings deposits                                 1,112,501     18,693    3.36           794,136     12,873    3.24
   Time deposits                                      778,519     15,604    4.01         1,035,078     23,277    4.50
   Money market deposits                            1,167,627     18,616    3.19         1,267,183     20,121    3.18
                                                   -----------  ---------               -----------  ---------
   Total deposits                                   3,878,917     64,113    3.31         3,824,291     65,003    3.40
  Borrowings                                          779,881     20,243    5.19           826,400     21,173    5.12
                                                   -----------  ---------               -----------  ---------
   Total liabilities                                4,658,798     84,356    3.62         4,650,691     86,176    3.71
                                                                ---------  ------                    ---------  ------
 Non interest-bearing items:
  Non-interest bearing deposits                        57,566                               37,182
  Other liabilities                                    34,865                               33,486
  Stockholders' equity                                261,990                              151,807
                                                   -----------                          -----------
   Total liabilities and stockholders' equity      $5,013,219                           $4,873,166
                                                   ===========                          ===========

Net interest income                                             $ 84,094                             $ 93,713
                                                                =========                            =========
Net interest spread (2)                                                     4.37 %                               5.40 %
                                                                           ======                               ======
Net yield on interest-earning assets (3)                                    3.99 %                               4.74 %
                                                                           ======                               ======
Interest-earning assets to interest-bearing liabilities                    90.47 %                              84.96 %
                                                                           ======                               ======



 (1)  Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
 (2)  Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
 (3)  Equals annualized net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-earning liabilities, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); changes in rate (change in rate multiplied by old volume); and changes in rate and volume.


VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(In thousands)


                                             Six Months Ended March 31, 1994
                                                       Compared to
                                             Six Months Ended March 31, 1993
                                                   Increase (Decrease)
                                                   Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
                                            Volume          Rate          Change
                                         ------------   ------------   ------------

Interest income:
    Loans (2)                            $    57,008    $   (52,464)   $     4,544
    Mortgage-backed securities                (5,615)        (6,108)       (11,723)
    Trading securities                           715                  -        715
    Federal funds sold                           (10)            15              5
    Investment securities                     (5,678)           281         (5,397)
    Other interest-earning assets                367             50            417
                                         ------------   ------------   ------------
        Total interest income                 46,787        (58,226)       (11,439)
                                         ------------   ------------   ------------

Interest expense:
    Deposit accounts                           2,101         (2,991)          (890)
    Borrowings                                (1,679)           749           (930)
                                         ------------   ------------   ------------
        Total interest expense                   422         (2,242)        (1,820)
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    46,365    $   (55,984)   $    (9,619)
                                         ============   ============   ============


(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.
(3)  Includes mortgage-backed securities held for sale for the six months ended
             March 31, 1993.

Interest income for the six months ended March 31, 1994 decreased $11.4 million (or 6.4%) from the level in the prior corresponding period, primarily as a result of lower average yields earned by the Bank on the principal categories of its interest-earning assets. The effect of the lower average yields on interest income was offset in part by higher average balances of loans receivable and, to a lesser extent, trading securities and other interest-earning assets.

The Bank's net interest spread declined to 4.37% in the six months ended March 31, 1994 from 5.40% in the six months ended March 31, 1993. The decline reflected changes in the pricing of certain loan products, including credit card and home equity credit line loans; the resumption of active marketing of certain loan products, including credit card and automobile loans; the Bank's asset securitization activities; and, to a lesser extent, previous declines in market interest rates.

Interest income on loans, the largest category of interest-earning assets, increased by $4.5 million (or 3.7%) from the six-month period in fiscal 1993. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $430.7 million (or 48.1%) as a result of increased origination of such loans during the six months ended
March 31, 1994. Interest income on these loans increased $11.0 million (or 32.4%) from the prior period. An increase of $4.0 million (or 112.3%) in interest income on consumer loans (other than credit card loans) was attributable to increased originations of automobile loans, which resulted in an increase in the average balances of consumer loans (from $71.6 million to $184.2 million.) Average balances of commercial permanent loans increased $27.3 million (or 40.5%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. Average balances of credit card loans increased $39.6 million (or 4.5%) during the period, largely as a result of new account originations in connection with the Bank's resumption of active national solicitation of credit card accounts. Average balances of home equity credit line loans declined during the six-month period, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $194.2 million and $146.2 million of home equity credit line receivables in December 1992 and September 1993, respectively, contributed to a decline of $51.0 million (or 32.5%) in average balances of home equity credit line receivables, which contributed to a $2.1 million decline in interest income. Average loan balances in the construction and ground loan categories decreased $7.4 million (or 10.2%) from the level in the prior corresponding period primarily as a result of loan principal repayments and the acquisition of the underlying collateral through foreclosure.

Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the loan portfolio in the six months ended March 31, 1994 decreased by 221 basis points (to 9.61% from 11.82%) from the average yield in the six months ended March 31, 1993. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 15.12% from 17.98% and a decline of $9.5 million in interest income on these loans. The average yield on home equity credit line loans decreased to 6.52% from 7.11% primarily due to introductory rates on new home equity credit line loans. The average yield on single-family residential loans declined to 6.79% from 7.59%, as customers continued to refinance higher rate mortgage loans into lower rate mortgage loans. The effect of these lower yields was offset in part by an increase in the average yield on construction and ground loans of 32 basis points (from 6.45% to 6.77%).

Interest income on mortgage-backed securities decreased $11.7 million because of lower average interest rates and, to a lesser extent, lower average balances, which resulted from the sale of $127.8 million of mortgage-backed securities during the six months ended March 31, 1993. Average interest rates declined to 5.65% from 6.50% primarily as a result of the early prepayment of higher rate mortgage-backed securities and the purchase of mortgage-backed securities with lower rates.

Interest income on investment securities decreased $5.4 million as a result of the sale in June 1993 of U.S. Government securities with a book balance of $172.9 million, which resulted in lower average balances of such securities.

Interest expense decreased $1.8 million (or 2.1%) for the six months ended March 31, 1994, in part because of a decline of $0.9 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased principally as a result of a decrease in average rates (to 3.31% from 3.40%), which reflected a decline in market interest rates. An increase of $54.6 million in average deposit balances partially offset the decrease in average rates.

Interest on borrowings decreased $0.9 million for the six months ended March 31, 1994 primarily because of a $3.4 million decrease in interest expense on repurchase agreement transactions. The decrease was offset in part by increased interest expense on FHLB of Atlanta advances.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $15.9 million for the six months ended March 31, 1994 from $43.0 million in the prior period. The provision for losses on credit card loans decreased $18.4 million primarily as a result of a decline in net charge-offs of credit card loans in fiscal 1994 and because the securitization and sale of $200.0 million of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million reduced the amount of such receivables against which the Bank maintains the reserve. The provision for losses on real estate loans decreased $8.5 million, reflecting the Bank's implementation of Statement of Position 92-3, "Accounting for Foreclosed Assets" during the December 1992 quarter. See "Financial Condition - Reserve for Losses."

Other Income. The increase in other income (to $77.8 million for the six months ended March 31, 1994 from $54.3 million for the six months ended March 31, 1993) was attributable to an increase in earnings on real estate held for investment or sale, an increase in gain on sales of credit card relationships, loans and mortgage-backed securities and an increase in loan and deposit servicing fees.

The $16.0 million increase in earnings on real estate held for investment or sale was primarily attributable to a decrease of $14.8 million in the provision for losses on such assets. The Bank's implementation of SOP 92-3 in the three months ended December 31, 1992 resulted in $19.0 million of additional provisions for real estate losses in that period in order to reduce the book value of the Bank's foreclosed assets to fair value. Also contributing to the increase in earnings on real estate held for investment or sale was an increase of $2.9 million in the gain recorded on sales of the Bank's REO properties. These results were partially offset by a $1.7 million decrease in the operating income generated by the Bank's REO properties.

An increase of $6.3 million in excess servicing fees earned by the Bank in servicing its portfolios of securitized credit card loans contributed to an increase of $5.8 million (or 17.5%) in loan and deposit servicing fees.
The $6.3 million increase in excess servicing fees resulted from increased securitization activity by the Bank in recent periods. The higher level of securitized credit card receivables also resulted in increased credit card servicing fees of $1.2 million. The positive effect of these items on loan and deposit servicing fees was offset in part by a $2.7 million increase in the amortization of the excess servicing assets related to home equity credit line securitizations completed during the six months ended March 31, 1994. This increase was primarily attributable to the securitization and sale of $194.2 million and $146.2 million of home equity credit line receivables in December 1992 and September 1993, respectively.
Gain on sales of credit card relationships, loans and mortgage-backed securities in the six months ended March 31, 1994 totaled $21.5 million, which represented an increase of $3.0 million from the prior corresponding period. The gain of $17.0 million recognized on the March 1994 sale of credit card relationships with related receivable balances of $96.5 million contributed to the increase in this other income category. See "Three Months Ended March 31, 1994 Compared to Three Months Ended March 31, 1993."

Operating Expenses. Operating expenses for the six months ended March 31, 1994 increased $33.2 million primarily as a result of increases in marketing expenses, salaries and employee benefits and loan expenses. The $12.0 million increase in marketing expenses was primarily attributable to increased solicitation by the Bank of its credit card products and services in connection with the resumption of active national solicitation of new credit card accounts. The $9.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations and discretionary bonuses paid to substantially all employees in December 1993. The $6.8 million increase in loan expenses was primarily attributable to an increase in the amortization of purchased mortgage servicing rights, which resulted from increased prepayments of the underlying loans and from acquisitions of residential single-family mortgage servicing rights in the latter half of fiscal 1993. Also contributing to the increase in loan expenses was a $2.7 million increase in credit card credit report and prescreening expenses as a result of new account originations.

PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          None

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

                                   B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                   ---------------------------------------
                                                  (Registrant)



Date:  May 13, 1994                Stephen R. Halpin, Jr.
                                   ---------------------------------------
                                   Stephen R. Halpin, Jr., Vice President
                                   Chief Financial Officer




Date:  May 13, 1994                Ross E. Heasley
                                   ---------------------------------------
                                   Ross E. Heasley, Vice President
                                   Principal Accounting Officer