Form 10-Q
period 1994-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-08-12
CIK 86902

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1994
                               -------------------------------------------
                                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------

Commission file number : 1-7184

                   B. F. SAUL REAL ESTATE INVESTMENT TRUST
- - --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Maryland                       52-6053341
- - --------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)


  8401 Connecticut Avenue,
  Chevy Chase, Maryland                         20815
- - --------------------------------------------------------------------------
  (Address of principal executive office)       (Zip Code)


                         (301) 986-6000
- - --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X     No
     ---       ---

     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 10, 1994, was 4,826,910.

                             TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

   Item 1.  Financial Statements:

        (a)  Consolidated Balance Sheets at June 30, 1994 and
                September 30, 1993

        (b)  Consolidated Statements of Operations and Deficit
               for the three-month and nine-month periods
                     ended June 30, 1994 and 1993

        (c) Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1994 and 1993

        (d)  Notes to Consolidated Financial Statement

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        (a)  Financial Condition
             Real Estate

             Banking

        (b)  Liquidity and Capital Resources
             Real Estate

             Banking

        (c)  Results of Operations
               Three Months Ended June 30, 1994 Compared to
                    Three Months Ended June 30, 1993

                Nine Months Ended June 30,1994 Compared to
                     Nine Months Ended June 30, 1993

PART II.     OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K:

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                             June 30    September 30
(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
ASSETS
Real Estate
Income-producing properties
    Commercial                                                                                             $   111,795  $   109,513
    Hotel                                                                                                      111,175      111,484
    Other                                                                                                        4,584        3,985
                                                                                                           ------------ ------------
                                                                                                               227,554      224,982
    Accumulated depreciation                                                                                   (68,753)     (62,626)
                                                                                                           ------------ ------------
                                                                                                               158,801      162,356
Land parcels                                                                                                    38,419       38,411
Cash and cash equivalents                                                                                       28,200        2,710
Other assets                                                                                                   109,042       17,079
                                                                                                           ------------ ------------
                    Total real estate assets                                                                   334,462      220,556
                                                                                                           ------------ ------------
Banking
Cash and due from banks                                                                                        172,196      178,508
Interest-bearing deposits                                                                                        3,851        4,691
Federal funds sold                                                                                               9,000            0
Investment securities (market value $4,368 and $4,822, respectively)                                             4,368        4,789
Loans held for sale                                                                                             53,157      176,027
Loans held for securitization and sale                                                                         662,000      300,000
Mortgage-backed securities (market value $1,090,168 and $1,528,060, respectively)                            1,090,168    1,501,192
Loans receivable (net of reserve for losses of $58,544 and $68,040, respectively)                            2,010,261    1,861,753
Federal Home Loan Bank stock                                                                                    31,940       31,150
Real estate held for investment or sale (net of reserve for losses of $116,838 and $111,644, respectively)     331,589      388,459
Property and equipment, net                                                                                    141,996      135,800
Cost in excess of net assets acquired, net                                                                       7,207        9,383
Excess servicing assets, net                                                                                    16,527       27,573
Purchased mortgage servicing rights, net                                                                        16,369       20,472
Other assets                                                                                                   196,231      232,974
                                                                                                           ------------ ------------
                    Total banking assets                                                                     4,746,860    4,872,771
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                               $ 5,081,322  $ 5,093,327
                                                                                                           ============ ============
LIABILITIES
Real Estate
Mortgage notes payable                                                                                     $   187,198  $   264,776
Notes payable - secured                                                                                        175,000            0
Notes payable - unsecured                                                                                       39,902       38,661
Deferred gains - real estate                                                                                   109,383      109,027
Other liabilities and accrued expenses                                                                          36,443       37,689
                                                                                                           ------------ ------------
                    Total real estate liabilities                                                              547,926      450,153
                                                                                                           ------------ ------------
Banking
Deposit accounts                                                                                             4,081,640    3,870,023
Securities sold under repurchase agreements and other short-term borrowings                                      2,049       88,266
Bonds payable                                                                                                   24,030       24,605
Notes payable                                                                                                    7,779        7,925
Federal Home Loan Bank advances                                                                                132,000      412,000
Custodial accounts                                                                                              31,602       25,925
Amounts due to banks                                                                                            35,439       26,723
Other liabilities and accrued expenses                                                                          43,108       40,034
Capital notes -- subordinated                                                                                  160,000      138,500
                                                                                                           ------------ ------------
                    Total banking liabilities                                                                4,517,647    4,634,001
                                                                                                           ------------ ------------
Minority interest held by affiliates                                                                            34,509       34,495
Minority interest -- other                                                                                      74,307       74,307
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                            5,174,389    5,192,956
                                                                                                           ------------ ------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                             516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                      6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (140,681)    (157,882)
Net unrealized holding loss                                                                                    (10,639)           0
                                                                                                           ------------ ------------
                                                                                                               (51,219)     (57,781)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (93,067)     (99,629)
                                                                                                           ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                $ 5,081,322  $ 5,093,327
                                                                                                           ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Nine Months
                                                                                  Ended June 30             Ended June 30

(In thousands, except per share amounts)                                           1994         1993         1994         1993
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE
Income
Commercial properties                                                       $     4,584  $    11,850  $    12,361  $    37,590
Hotels                                                                           13,256       12,824       33,577       33,541
Other                                                                             1,170          583        2,109        1,581
                                                                            ------------ ------------ ------------ ------------
Total income                                                                     19,010       25,257       48,047       72,712
                                                                            ------------ ------------ ------------ ------------
Expenses
Direct operating expenses:
    Commercial properties                                                         1,702        3,633        5,190       10,733
    Hotels                                                                        8,802        8,816       24,791       24,531
    Land parcels and other                                                          397          342        1,047        1,048
Interest expense                                                                  9,615       12,487       29,040       37,881
Amortization of debt expense                                                        395          847        1,351        2,352
Depreciation                                                                      2,049        3,105        6,174        9,358
Advisory, management and leasing fees - related parties                           1,870        2,000        4,904        5,560
General and administrative                                                          491          492        1,458        1,380
Write-down of real estate to net realizable value                                     0            0        1,380            0
                                                                            ------------ ------------ ------------ ------------
Total expenses                                                                   25,321       31,722       75,335       92,843
                                                                            ------------ ------------ ------------ ------------
Equity in earnings of partnership investments                                       843            0        2,467            0
Loss on sales of property                                                             0            0            0         (684)
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE OPERATING LOSS                                                  $    (5,468) $    (6,465) $   (24,821) $   (20,815)
                                                                            ------------ ------------ ------------ ------------
BANKING
Interest income
Loans                                                                       $    64,273  $    56,688  $   190,520  $   178,391
Mortgage-backed securities                                                       16,671       22,883       54,967       72,902
Trading securities                                                                  202            0          917            0
Investment securities                                                                73        2,451          226        8,001
Other                                                                             1,972        1,221        5,011        3,838
                                                                            ------------ ------------ ------------ ------------
Total interest income                                                            83,191       83,243      251,641      263,132
Interest expense                                                            ------------ ------------ ------------ ------------
Deposit accounts                                                                 33,075       31,090       97,188       96,093
Short-term borrowings                                                             2,068        2,599        8,823       10,553
Long-term borrowings                                                              5,061        6,592       18,549       19,811
                                                                            ------------ ------------ ------------ ------------
Total interest expense                                                           40,204       40,281      124,560      126,457
                                                                            ------------ ------------ ------------ ------------
Net interest income                                                              42,987       42,962      127,081      136,675
Provision for loan losses                                                       (11,701)     (12,933)     (27,600)     (55,894)
                                                                            ------------ ------------ ------------ ------------
Net interest income after provision for loan losses                              31,286       30,029       99,481       80,781
                                                                            ------------ ------------ ------------ ------------
Other income
Credit card fees                                                                  3,332        6,058       14,056       20,124
Loan servicing fees                                                              18,578       11,054       48,019       35,217
Deposit servicing fees                                                            5,112        4,722       14,726       13,789
Gain on sale of investment securities, net                                            0        8,895            0        8,895
Gain on sales of trading securities, net                                          1,604            0        2,037            0
Earnings (loss) on real estate held for investment or sale, net                   2,566           38          (75)     (18,585)
Gain (loss) on sales of credit card relationships, loans and
    mortgage-backed securities, net                                                (684)       2,390       20,774       20,874
Gain (loss) on sales of mortgage servicing rights, net                            1,020          (24)       5,150        2,744
Other                                                                             2,395        3,099        6,990        7,489
                                                                            ------------ ------------ ------------ ------------
Total other income                                                               33,923       36,232      111,677       90,547
                                                                            ------------ ------------ ------------ ------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Nine Months
                                                                                  Ended June 30             Ended June 30

(In thousands, except per share amounts)                                           1994         1993         1994         1993
                                                                            ------------ ------------ ------------ ------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                              $    22,934  $    17,894  $    65,579  $    51,325
Loan expenses                                                                     1,637        3,503        9,735        8,828
Property and equipment                                                            6,243        5,967       18,922       17,854
Marketing expenses                                                               14,832        4,311       34,763        8,219
Data processing expenses                                                          8,162        5,436       21,619       16,565
Deposit insurance premiums                                                        2,819        2,993        8,596        8,315
Amortization of cost in excess of net assets acquired                               699          715        2,174        2,203
Other                                                                             5,238        4,619       16,513       14,260
                                                                            ------------ ------------ ------------ ------------
Total operating expenses                                                         62,564       45,438      177,901      127,569
                                                                            ------------ ------------ ------------ ------------
BANKING OPERATING INCOME                                                    $     2,645  $    20,823  $    33,257  $    43,759
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY
Operating income (loss) before income taxes, extraordinary items, cumulative effect of change in accounting principle,
    and minority interest                                                   $    (2,823) $    14,358  $     8,436  $    22,944
Provision for income taxes                                                            0        6,086        6,195       10,638
                                                                            ------------ ------------ ------------ ------------
Income (loss) before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                      (2,823)       8,272        2,241       12,306
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                           0        4,790            0        7,344
    Loss on early extinguishment of debt, net of taxes                                0            0      (11,315)           0
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                              (2,823)      13,062       (9,074)      19,650
Cumulative effect of change in accounting principle                                   0            0       36,260            0
                                                                            ------------ ------------ ------------ ------------
Income (loss) before minority interest                                           (2,823)      13,062       27,186       19,650
Minority interest held by affiliates                                                208       (2,154)      (2,673)      (4,878)
Minority interest -- other                                                       (2,437)      (1,875)      (7,312)      (1,875)
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY NET INCOME (LOSS)                                                  (5,052)       9,033       17,201       12,897

DEFICIT
Beginning of period                                                            (135,629)    (157,116)    (157,882)    (160,980)
Dividend distribution - preferred                                                     0         (688)           0         (688)
                                                                            ------------ ------------ ------------ ------------
End of period                                                               $  (140,681) $  (148,771) $  (140,681) $  (148,771)
                                                                            ============ ============ ============ ============
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                            $    (6,407) $     7,678  $    14,491  $     8,832
                                                                            ============ ============ ============ ============

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                 $     (0.87) $      1.43  $     (0.39) $      1.71
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                        0.00         1.00         0.00         1.52
    Loss on early extinguishment of debt, net of taxes                             0.00         0.00        (2.34)        0.00
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                               (0.87)        2.43        (2.73)        3.23
Cumulative effect of change in accounting principle                                0.00         0.00         7.51         0.00
                                                                            ------------ ------------ ------------ ------------
Income (loss) before minority interest                                            (0.87)        2.43         4.78         3.23
Minority interest held by affiliates                                               0.04        (0.45)       (0.55)       (1.01)
Minority interest -- other                                                        (0.50)       (0.39)       (1.51)       (0.39)
                                                                            ------------ ------------ ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                          $     (1.33) $      1.59  $      2.72  $      1.83
                                                                            ============ ============ ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                              For the Nine Months
                                                                                                                 Ended June 30

(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                          $     5,243  $    (6,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                                                                 6,174        9,358
    Loss on sales of property                                                                                        0          684
    Write-down of real estate to net realizable value                                                            1,380            0
    Increase in accounts receivable and accrued income                                                         (15,288)      (2,191)
    Increase in deferred tax asset                                                                             (38,409)           0
    Increase (decrease) in accounts payable and accrued expenses                                               (11,854)       7,709
    (Increase) decrease in tax sharing receivable                                                                   40      (14,535)
    Amortization of debt expense                                                                                 1,351        2,352
    Equity in earnings of partnership investments                                                               (2,643)           0
    Other                                                                                                      (10,532)          (1)
                                                                                                           ------------ ------------
                                                                                                               (64,538)      (3,238)
                                                                                                           ------------ ------------
Banking
Net income                                                                                                      10,695       19,511
Adjustments to reconcile net income to net cash provided by operating activities:
    Accretion of premiums, discounts and deferred loan fees                                                     (1,035)      (6,911)
    Depreciation and amortization                                                                               13,167       12,070
    Amortization of cost in excess of net assets acquired, purchased mortgage servicing
        rights and excess servicing assets                                                                      18,211       20,079
    Loss on extinguishment of debt                                                                              10,476            0
    Provision for loan losses                                                                                   27,600       55,894
    Net fundings of loans held for sale                                                                       (773,915)           0
    Proceeds from sales of trading securities                                                                  604,265     (613,964)
    Proceeds from sales of loans and securities held for sale and/or securitization                          1,152,715    1,508,777
    Earnings on real estate                                                                                         27       (4,553)
    Provision for losses on real estate held for investment or sale                                             11,682       28,234
    Gain on sales of real estate held for investment or sale, net                                               (8,658)           0
    Gain on sale of investment securities, net                                                                       0       (8,895)
    Gain on sales of trading securities, net                                                                    (2,037)           0
    Gain on sales of credit card relationships, loans and mortgage-backed securities, net                      (20,774)     (20,874)
    Gain on sales of mortgage servicing rights, net                                                             (5,150)      (2,744)
    Minority interest held by affiliates                                                                         2,673        4,878
    Minority interest - other                                                                                    7,312        1,875
    (Increase) decrease in other assets                                                                         44,692       (6,476)
    Increase in other liabilities and accrued expenses                                                          11,790        3,993
    Increase (decrease) in tax sharing payable                                                                     (40)      14,535
    Other, net                                                                                                   5,722        4,123
                                                                                                           ------------ ------------
                                                                                                             1,109,418    1,009,552
                                                                                                           ------------ ------------
Net cash provided by operating activities                                                                    1,044,880    1,006,314
                                                                                                           ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                               (3,767)      (5,769)
Property sales                                                                                                       0          241
Equity investment in unconsolidated entities                                                                     1,230            0
Other investing activities                                                                                      (8,535)        (392)
                                                                                                           ------------ ------------
                                                                                                               (11,072)      (5,920)
                                                                                                           ------------ ------------
Banking
Proceeds from maturities of investment securities                                                                  300            0
Proceeds from sales of loans                                                                                         0        4,916
Net proceeds from sales of real estate                                                                          70,267       33,113
Net proceeds from sales of mortgage servicing rights                                                             5,150        2,744
Net fundings of loans receivable                                                                              (921,414)    (450,143)
Principal collected on mortgage-backed securities                                                              385,376      314,424
Purchases of investment securities                                                                                   0       (4,691)
Purchases of mortgage-backed securities                                                                       (243,153)    (381,327)
Purchases of loans receivable                                                                                 (186,232)    (174,165)
Purchases of property and equipment                                                                            (15,400)      (4,416)
Purchases of mortgage servicing rights                                                                            (888)     (15,914)
Excess servicing assets capitalized                                                                                  0      (11,841)
Disbursements for real estate held for investment or sale                                                      (45,395)      (6,312)
Other investing activities, net                                                                                    911        4,429
                                                                                                           ------------ ------------
                                                                                                              (950,478)    (689,183)
                                                                                                           ------------ ------------
Net cash used in investing activities                                                                         (961,550)    (695,103)
                                                                                                           ------------ ------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                              For the Nine Months
                                                                                                                 Ended June 30

(In thousands)                                                                                                 1994         1993
                                                                                                           ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                           $       461  $     2,100
Principal curtailments and repayments of mortgages                                                             (75,944)      (4,073)
Proceeds from sales of secured notes                                                                           175,000            0
Proceeds from sales of unsecured notes                                                                           8,144        3,077
Repayments of unsecured notes                                                                                   (6,903)     (13,688)
Costs of obtaining financings                                                                                   (9,243)      (4,582)
Proceeds from the issuance of redeemable referred stock                                                              0       25,000
Other financing activities, net                                                                                      0       (1,426)
                                                                                                           ------------ ------------
                                                                                                                91,515        6,408
                                                                                                           ------------ ------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                         9,059,664    7,916,479
Customer withdrawals of deposits and payments for maturing certificates of deposit                          (8,848,047)  (7,996,471)
Net decrease in securities sold under repurchase agreements                                                    (81,517)    (321,328)
Advances from Federal Home Loan Bank                                                                           736,300      447,000
Repayments of advances from Federal Home Loan Bank                                                          (1,016,300)    (411,000)
Proceeds from other borrowings                                                                                 328,282       39,653
Repayments of other borrowings                                                                                (333,703)     (41,710)
Cash dividends paid on preferred stock                                                                          (7,313)           0
Repayment of capital notes - subordinated                                                                     (134,153)           0
Net proceeds from issuance of capital notes - subordinated                                                     143,603            0
Net proceeds from issuance of preferred stock                                                                        0       71,869
Other financing activities, net                                                                                  5,677       19,344
                                                                                                           ------------ ------------
                                                                                                              (147,507)    (276,164)
                                                                                                           ------------ ------------
Net cash used in financing activities                                                                          (55,992)    (269,756)
                                                                                                           ------------ ------------
Net increase in cash and cash equivalents                                                                       27,338       41,455
Cash and cash equivalents at beginning of period                                                               185,909      121,169
                                                                                                           ------------ ------------
Cash and cash equivalents at end of period                                                                 $   213,247  $   162,624
                                                                                                           ============ ============
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                               $   170,926  $   161,212
        Income taxes                                                                                               535        2,307

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                       5,166        3,845
    Loans receivable exchanged for mortgage-backed securities                                                        0       51,956
    Loans held for sale exchanged for mortgage-backed securities held for sale                                 359,139      338,967
    Mortgage-backed securities transferred to loans and securities held for sale                                     0      131,390
    Loans receivable transferred to loans held for sale and/or securitization                                  962,000      344,177
    Investment securities transferred to loans and securities held for sale                                          0      173,036
    Loans made in connection with the sale of real estate                                                       14,214       51,177
    Loans receivable transferred to real estate acquired in settlement of loans                                  3,321       21,955
    Loans classified as in-substance foreclosed transferred to loans receivable                                 15,008            0
    Loans held for sale and/or securitization transferred to loans receivable                                    3,507            0
    Investment securities transferred to investment securities available-for-sale                                4,789            0
    Mortgage-backed securities transferred to mortgage-backed securities available-for-sale                  1,501,192            0

The Notes to Consolidated Financial Statements are an integral part of these statements.
/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1993. The results of operations for the nine months ended June 30, 1994 are not necessarily indicative of results to be expected for the year.

2. The accompanying financial statements include the accounts of B.F.Saul Real Estate Investment Trust and its wholly-owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Effective October 1, 1993, the Trust adopted SFAS 109, which changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The adoption was recorded as a cumulative effect of a change in accounting principle of approximately $36.3 million and had the effect of increasing the Trust's net deferred tax asset by approximately $33.5 million.

The income tax provision for the nine months ended June 30, 1993 was determined under APB 11 and has not been restated to reflect adoption of SFAS 109.

4. BANKING:

LOANS HELD FOR SALE:

At June 30, 1994 and September 30, 1993, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale is composed of the following:

                                             June 30,        September 30,
                                               1994               1993
                                         -------------      -------------
                                                  (In thousands)
Credit card receivables                  $    500,000       $    300,000
Home equity credit line receivables           162,000               -
                                         -------------      -------------
  Total                                  $    662,000       $    300,000
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

At June 30, 1994, all investment securities and mortgage-backed securities held by the Bank are classified as available-for-sale and recorded at fair value. At June 30, 1994, net unrealized holding losses in the amount of $13.3 million, net of the related income tax effect, are included in a separate component of stockholders' equity.

Gross unrealized holding gains and losses in the Bank's investment security portfolio as of June 30, 1994 are as follows:

                                           Gross        Gross
                                        Unrealized   Unrealized   Aggregate
                           Amortized      Holding      Holding      Fair
                             Cost          Gains        Losses      Value
                          -----------  ------------  -----------   --------
                                             (In thousands)

U.S. Government securities $    4,397   $      -      $    (130)   $4,267
Other securities                  101          -            -         101
                           ----------   ----------    ----------   -------
   Total                   $    4,498   $      -      $    (130)   $4,368
                           ==========   ==========    ==========   =======

A comparison of amortized cost and fair value for investment securities, along with the contractual dates of maturity, by category of investments as of June 30, 1994, is as follows:

                                                                  Aggregate
                                                  Amortized          Fair
                                                     Cost           Value
                                                  ---------         --------
                                                        (In thousands)
 Investment securities available-for-sale:
  U.S. Government securities:
    Maturing within one year                      $   -             $  -
    Maturing after one year,
     but within five years                           4,397            4,267
                                                  ---------        --------
      Total U.S. Government securities               4,397            4,267
                                                  ---------        --------

  Other securities:
    Maturing within one year                           101              101
                                                  ---------         -------
      Total other securities                           101              101
                                                  ---------         -------

  Total investment securities available-for-sale  $   4,498         $ 4,368
                                                  =========         =======

Gross unrealized holding gains and losses in the Bank's mortgage-backed security portfolio as of June 30, 1994 are as follows:

                                      Gross          Gross
                                   Unrealized      Unrealized    Aggregate
                    Amortized        Holding         Holding        Fair
                      Cost            Gains          Losses         Value
                   -----------    ------------    -----------    ----------
                                         (In thousands)

 FNMA               $   37,105     $       105     $     (306)    $  36,904
 FHLMC                 882,065           1,492        (24,242)      859,315
 Private label,
   AA-rated            192,868           1,103            (22)      193,949
                     -----------    ------------    -----------    --------
    Total           $1,112,038     $     2,700     $  (24,570)   $1,090,168
                    ===========    ============    ===========   ==========

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors in the month of issuance. In accordance with SFAS 115, these mortgage-backed securities are classified as trading securities. The Bank realized net gains on sales of trading securities of $1.6 million for the three months ended June 30, 1994 and net gains of $2.0 million for the nine months ended June 30, 1994. There were no unrealized gains or losses during the three months and nine months ended June 30, 1994.

LOANS RECEIVABLE:

Loans receivable is composed of the following:

                                        June 30,              September 30,
                                          1994                     1993
                                     -------------            -------------
                                                  (In thousands)
Single-family residential            $  1,251,037              $ 1,111,306
Home equity                                13,568                   60,549
Commercial and multifamily                 98,243                   95,611
Real estate construction                   77,978                   69,940
Ground                                     19,437                   19,340
Credit card                               334,472                  454,520
Automobile                                248,289                  106,725
Overdraft lines of credit                  46,573                   42,198
Other                                      45,948                   31,295
                                     -------------             ------------
                                        2,135,545                1,991,484
                                     -------------             ------------
Less:
  Undisbursed portion of loans             73,953                   63,620
  Unearned discounts                        1,524                    1,543
  Net deferred loan origination
    costs                                  (8,737)                  (3,472)
  Reserve for loan losses                  58,544                   68,040
                                     -------------             ------------
                                          125,284                  129,731
                                     -------------             ------------
  Total                              $  2,010,261             $  1,861,753
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

At June 30, 1994, the recorded investment in loans and related reserve for losses on loans for which impairment has been recognized in accordance with SFAS 114 is as follows:

                                                 Reserve for
                                                  Losses on
                              Impaired            Impaired
                               Loans                Loans
                            ------------         -----------
                                     (In thousands)
       Real estate          $    15,014          $    1,232
       Credit card               29,681               2,968
                            ------------         -----------
                            $    44,695          $    4,200
                            ============         ===========

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                               June 30,       September 30,
                                                 1994              1993
                                            -------------      ------------
                                                     (In thousands)
Land, development, construction
 and rental properties                      $     69,672       $     69,313
Investments in limited partnerships               (2,406)           (1,580)
Investment in real estate ventures                 8,911              8,898
                                            -------------      ------------
  Total real estate held for
   investment                                     76,177             76,631
                                            -------------      ------------
Real estate held for sale                        385,034            434,616
                                            -------------      ------------
Less:
 Reserve for losses on real estate
  held for investment                             10,089             10,182
 Reserve for losses on real estate
  held for sale                                  106,749            101,462
 Accumulated depreciation and
  amortization                                    12,784             11,144
                                            -------------      ------------
  Total real estate held for
   investment or sale                       $    331,589       $    388,459
                                            =============      ============

SUBORDINATED DEBENTURE REFINANCING:

On November 23, 1993, the Bank sold $150.0 million principal amount of 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). On December 23, 1993 and December 24, 1993, the Bank redeemed its outstanding 13 1/2% Subordinated Capital Debentures due July 15, 2002 (the "1987 Debentures") and 15% Subordinated Capital Debentures due November 15, 2003 (the "1988 Debentures"), respectively. The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million was used to redeem the 1987 Debentures and the 1988 Debentures.
The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of the 1987 Debentures and the 1988 Debentures. The principal amount of the 1993 Debentures is includable in the Bank's supplementary capital for regulatory capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At June 30, 1994, the Bank's assets accounted for approximately 93% of the Trust's consolidated assets.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Trust" refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The business conducted by the Bank and its subsidiaries is identified by the term "Banking," while the operations conducted by the Real Estate Trust are designated as "Real Estate."

The financial data on Banking reflect certain purchase accounting adjustments made by the Trust in connection with its acquisition of the Bank and therefore differ in certain respects from the comparable financial data set forth in the unconsolidated financial statements of the Bank.

FINANCIAL CONDITION

REAL ESTATE

On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Limited Partnership ("Saul Holdings Partnership") and a subsidiary limited partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. The Real Estate Trust's investment portfolio at June 30, 1994, which consisted of office properties, hotels and undeveloped land parcels, was relatively unchanged from September 30, 1993.

Office space in the Real Estate Trust's office property portfolio was 89% leased at June 30, 1994, compared to a leasing rate of 77% at September 30,
1993 and June 30, 1993.   The improvement from June and September 1993 was
primarily attributable to additional space leased in two of the office properties located in Atlanta. At June 30, 1994, the Real Estate Trust's office property portfolio had a total gross leasable area of 1,363,000 square feet, of which 74,000 square feet (5.4%), 456,000 square feet (33.4%), and 200,000 square feet (14.7%) are subject to leases whose terms expire in the balance of fiscal 1994 and in fiscal 1995 and 1996,
respectively.   The ability of the Real Estate Trust to re-lease office
space subject to expiring leases and the terms of any such new leases will depend on conditions in the markets for the applicable properties during such periods.

For the nine months ended June 30, 1994, the nine hotel properties owned by the Real Estate Trust experienced an average occupancy rate of 60% and an average room rate of $57.62, compared to an average occupancy rate of 61% and an average room rate of $55.30 in the first nine months of fiscal 1993. Three of the hotels showed improved occupancies and eight showed higher average room rates in the current nine-month period compared to the prior corresponding period.

BANKING

General. The Bank recorded operating income of $2.6 million during the June 1994 quarter, compared to operating income of $20.8 million in the prior corresponding period. The decrease in the June 1994 quarter was primarily attributable to increased operating expenses and a decrease in other (non-interest) income resulting primarily from a decrease in gain on sale of investment securities. The decrease in income was offset in part by an increase in loan and deposit servicing fees, an increase in earnings on real estate held for investment or sale and a decrease in provision for loan losses. See "Results of Operations."

At June 30, 1994, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core (or leverage) and risk-based regulatory capital ratios of 4.74%, 5.11% and 11.06%, respectively, exceeded the requirements of 1.5%, 3.0% and 8.0%, respectively. Additionally, at June 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.11%, 6.29% and 11.06%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well-capitalized" institutions established under the prompt corrective action regulations of the Office of Thrift Supervision (the "OTS"). On the basis of its balance sheet at June 30, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "adequately-capitalized" institutions under the prompt corrective action regulations.

In the June 1994 quarter, the Bank securitized and sold $300.0 million of credit card receivables consistent with its portfolio funding strategy.

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Bank's investment security and mortgage-backed security portfolios are classified as available-for-sale and reported at fair value, with net unrealized holding gains (losses), net of related income taxes, reported in a separate component of stockholders' equity. See Notes to Consolidated Financial Statements included in this report. During the June 1994 quarter, as a result of an increase in market interest rates, net unrealized holding losses increased $11.2 million from $2.1 million at March 31, 1994 to $13.3 million at June 30, 1994. The net unrealized holding gain (loss) on the Bank's available-for-sale portfolio will fluctuate based on market interest rates and the composition of the Bank's investment security and mortgage-backed security portfolios and is fully includable in (deducted from) tier 1 capital for regulatory capital purposes pursuant to interim guidance issued by the OTS. The OTS, together with the federal commercial bank regulatory agencies, is currently reviewing the treatment of the net unrealized holding gain (loss) under SFAS 115 for regulatory reporting and capital purposes.

The Bank's assets are subject to review and classification by the OTS upon examination. The OTS is currently conducting an examination of the Bank.

Asset Quality. The improvement in the Bank's asset quality during recent periods continued in the third quarter of fiscal 1994. The Bank will continue to resolve problem real estate assets and enhance risk management efforts.

Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans ("real estate held for sale" or "REO"), after all valuation allowances.

Non-Performing Assets





                                                              June 30,     March 31,   September
(Dollars in thousands)                                          1994         1994          1993
                                                             ----------   ----------   ----------
Non-performing assets:
  Non-accrual loans:
    Residential and home equity                              $   8,295    $   8,165    $   9,108
    Commercial and multifamily                                   2,927        3,029        --
    Commercial construction and ground                          12,088       11,956        --
                                                             ----------   ----------   ----------
      Total non-accrual real estate loans                       23,310       23,150        9,108
    Credit card                                                 17,200       18,656       20,557
    Consumer and other                                             312          319          314
                                                             ----------   ----------   ----------
      Total non-accrual loans (1)                               40,822       42,125       29,979
                                                             ----------   ----------   ----------

  Non-accrual real estate held for investment (1)                8,911        8,910        8,898
                                                             ----------   ----------   ----------

  Real estate acquired in settlement of loans                  385,034      397,828      434,616
  Reserve for losses on real estate acquired in settlement
    of loans                                                  (106,749)    (106,703)    (101,462)
                                                             ----------   ----------   ----------
    Real estate acquired in settlement of loans, net           278,285      291,125      333,154
                                                             ----------   ----------   ----------

      Total non-performing assets                            $ 328,018    $ 342,160    $ 372,031
                                                             ==========   ==========   ==========


Reserve for losses on loans                                  $  58,544    $  58,545    $  68,040
Reserve for losses on real estate held for investment           10,089       10,119       10,182
Reserve for losses on real estate acquired in settlement
  of loans                                                     106,749      106,703      101,462
                                                             ----------   ----------   ----------

  Total reserves for losses                                  $ 175,382    $ 175,367    $ 179,684
                                                             ==========   ==========   ==========

Ratios:

  Non-performing assets to total assets (2)                       6.91%        7.07%        7.63%
  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                        78.54%       78.42%      219.29%
  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                       230.26%      212.29%      228.08%
  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                    202.56%      246.39%      376.11%
  Reserve for losses on loans to non-accrual loans (1)          143.41%      138.98%      226.96%
  Reserve for losses on real estate held for investment
    to non-accrual real estate held for investment (1)          113.22%      113.57%      114.43%
  Reserve for losses on real estate held for investment
    or sale to non-performing real estate held for
     investment or sale (1)                                      29.66%       28.72%       25.17%
  Reserve for losses on loans to total loans receivable (3)       2.11%        2.17%        2.83%
  Reserve for losses on real estate held for investment to
    real estate held for investment (1)                          15.92%       15.84%       15.55%




(1)   Before deduction of reserves for losses.
(2)   Non-performing assets is presented after valuation allowances on real estate acquired in settlement of loans but before reserves for losses on non-accrual loans and non-accrual real estate held for investment.
(3)   Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.
/TABLE

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

Non-performing assets decreased to $328.0 million, after valuation allowances on REO of $106.7 million, or 6.9% of total assets at June 30, 1994, from $342.2 million, after valuation allowances on REO of $106.7 million, or 7.1% of total assets at March 31, 1994. In addition to the valuation allowances on REO, the Bank maintained $5.5 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at June 30, 1994 and March 31, 1994. The decrease in non-performing assets was attributable to declines in non-accrual loans and REO of $1.3 million and $12.9 million, respectively, during the quarter ended June 30, 1994.

The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual real estate held for investment and REO, totaled $310.5 million at June 30, 1994 or 94.7% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $306.9 million at June 30, 1994, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales. During the three months and nine months ended June 30, 1994, the Bank sold various REO properties with a book balance totaling $21.9 million and $72.1 million, respectively.

                          Decline in Non-Performing Real Estate Assets
                          --------------------------------------------

                                     Total Valuation
                         Total        Allowances on          Total            Cumulative
                    Non-Performing   Non-Accrual Real     Non-Performing     Decline from
                     Real Estate     Estate Loans and      Real Estate     February 29, 1992
                      Assets (1)    Non-Accrual REI (2)    Assets, net     Amount    Percent
                   -------------- -------------------     --------------   ------    -------
                                              (Dollars in thousands)
  December 31, 1991 ..  $559,665         $ 6,692            $552,973
  February 29, 1992 ..   574,321           6,712             567,609
  March 31, 1992 .....   551,960           5,490              546,470     ($21,139)    -3.7%
  June 30, 1992 ......   512,729          10,224              502,505      (65,104)   -11.5%
  September 30, 1992 .   487,287           7,147              480,140      (87,469)   -15.4%
  December 31, 1992 ..   427,113           2,332              424,781     (142,828)   -25.2%
  March 31, 1993 .....   394,672           2,635              392,037     (175,572)   -30.9%
  June 30, 1993 ......   382,657           2,634              380,023     (187,586)   -33.1%
  September 30, 1993 .   351,160           2,427              348,733     (218,876)   -38.6%
  December 31, 1993 ..   345,968           3,493              342,475     (225,134)   -39.7%
  March 31, 1994 .....   323,185           3,487              319,698     (247,911)   -43.7%
  June 30, 1994 ......   310,506           3,620              306,886     (260,723)   -45.9%

   (1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO after deduction of valuation allowances.

   (2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At June 30, 1994, valuation allowances on non-accrual real estate loans and non-accrual REI were $1.6 million and $2.0 million, respectively.


A larger portion of the affected properties financed by the Bank involves residential rather than commercial properties. At June 30, 1994, $269.8 million or 86.9% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). In general, the residential real estate market was less significantly affected by the downturn in the early 1990s than the commercial real estate market. The Bank has disposed of the majority of its commercial REO and is continuing the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO".

Non-accrual Loans. The Bank's non-accrual loans totaled $40.8 million at June 30, 1994, a decrease of $1.3 million from $42.1 million at March 31, 1994. At June 30, 1994, non-accrual loans consisted primarily of $23.3 million of non-accrual real estate loans and $17.2 million of non-accrual credit card loans. The decrease in non-accrual loans resulted from a $1.5 million decrease in non-accrual credit card loans due primarily to the securitization and sale in June 1994 of $300.0 million of credit card receivables.

At June 30, 1994, the Bank had $17.2 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $9.7 million of credit card loans classified for regulatory purposes as substandard and $91.4 million of credit card loans classified for regulatory purposes as special mention which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($9.7 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 60-89 days past due. Of the $9.7 million, $3.3 million was current, $0.3 million was 30-59 days past due and $6.1 million was 60-89 days past due at June 30, 1994. The amount classified as special mention ($91.4 million) primarily related to accounts which have had purchasing privileges suspended, including accounts for which the customers have agreed to modified payment terms and which were less than 60 days past due. Of the $91.4 million reported as special mention, $72.6 million was current, $12.1 million was 30-59 days past due and $6.7 million was 60-89 days past due at June 30, 1994. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

Non-accrual Real Estate Held for Investment. At June 30, 1994, March 31, 1994 and September 30, 1993, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing.

REO. At June 30, 1994, the Bank's REO totaled $278.2 million, after valuation allowances on such assets of $106.7 million. The principal component of REO consists of the Communities, which had an aggregate net book value of $222.4 million at that date. Four of the Communities are under active development.

During the three months ended June 30, 1994, REO decreased $12.9 million, primarily due to sales of one office building with a book value of $2.6 million after valuation allowances, two residential construction properties with an aggregate book value of $0.8 million after valuation allowances and sales in the Communities and other smaller residential properties. See "Disposition of REO."

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO." The Bank capitalized interest in the amount of $3.3 million during the nine months ended June 30, 1994, all of which related to the Bank's four active Communities.

Disposition of REO. During the three months ended June 30, 1994, the Bank received proceeds of approximately $25.1 million from the disposition of REO consisting of one office building ($2.4 million), 335 residential lots or units in the Communities and other smaller residential properties ($22.1 million) and various single-family residential properties ($0.6 million).

The following table sets forth the Bank's REO at June 30, 1994.

                          Balance                     Balance
                           Before         All          After        Percent
                          Valuation    Valuation      Valuation        of
                         Allowances    Allowances     Allowances     Total
                        -----------    -----------    ------------  -------
                                               (In thousands)

Communities ............$ 301,034      $ 78,648        $ 222,386      79.9%
Residential ground and
  construction .........   58,264        20,802           37,462      13.5
Retail centers .........    2,813           694            2,119       0.8
Commercial ground ......   21,131         6,515           14,616       5.2
Single-family residential
  properties ...........    1,792            90            1,702       0.6
                        ----------     ---------       ----------    ------
    Total REO ...........$385,034      $106,749        $ 278,285     100.0%
                        ==========     =========       ==========    ======

At June 30, 1994, the Bank had executed contracts to sell six of these properties at their aggregate book value of $14.4 million at that date.

The four active Communities consist primarily of 13,224 residential lots or units and 189.5 acres of land designated for retail use. At June 30, 1994, 8,735 residential units (66.1%) had been sold to builders, consisting of 6,598 units (49.9%) which had been settled and 2,137 units (16.2%) which were under contract and pending settlement, and approximately 101.1 acres (53.3%) of retail land had been sold to developers, including 20.5 acres (10.8%) which were under contract and pending settlement. In addition, at June 30, 1994, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The rate of home sales in the Bank's four active Communities during the first three quarters of fiscal 1994 (1,089) declined slightly from the rate in the first three quarters of fiscal 1993 (1,158). The decline resulted primarily from severe winter weather conditions and increasing interest rates during the current period. Management believes the Bank will continue to maintain its market share and that the demand for its lots will continue because new builders are being added to several of the Communities, although there can be no assurances in this regard.

The Bank in some cases has made financing available in an attempt to facilitate sales of lots in the four active Communities. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                           June 30,        September 30,
                                             1994        1993         1992
                                         ----------  -----------  ---------
                                                     (In thousands)

Residential construction loans.........   $  12,135  $    10,386     $3,138
Single-family permanent loans (1)......      56,471       79,104     93,856
                                          ----------   ----------  --------
  Total................................   $  68,606    $  89,490   $ 96,994
                                         ==========   ==========  =========

(1)Includes $4.3 million, $8.8 million and $13.3 million of loans classified as held for sale at June 30, 1994, September 30, 1993 and 1992, respectively, in the Consolidated Financial Statements in this report.

The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also anticipates that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank retains in its portfolio certain single-family permanent loans for which the date of initial application is prior to October 1, 1991. The Bank's policy is to sell all such single-family permanent loans for which the date of initial application is subsequent to September 30, 1991. At June 30, 1994, the Bank had originated $157.2 million and sold $152.9 million of such loans with application dates subsequent to September 30, 1991. The remaining $4.3 million of such loans are classified as held for sale and generally are expected to be sold in the fourth quarter of fiscal 1994. Certain of the single-family permanent loans made by the Bank to purchasers of homes in the Communities have terms which are more favorable to the borrower than the terms of other single-family permanent loans made by the Bank. The total pre-tax cost to the Bank of granting more favorable terms to the borrowers was approximately $2.4 million, or 1.5% of the $157.2 million principal amount of the loans made. The estimated cost is generally recognized by the Bank as a cost of sale at the time that the Bank sells building lots to developers.

In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents net funds provided by development at the four active Communities for the periods indicated.

                                     Nine Months
                                       Ended
                                      June 30,     Year Ended September 30,
                                        1994          1993           1992
                                     -----------    ---------    ----------
                                                 (In thousands)
Sales proceeds.................      $ 55,226       $ 66,291       $39,594
Development costs .............        34,319         51,649        35,803
                                     ---------      ---------      --------
Net funds provided
  by development...............      $ 20,907       $ 14,642      $  3,791
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

In addition to the four active Communities, REO includes a fifth
Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At June 30, 1994, this property had a book value of $32.6 million, after valuation allowances.

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

At June 30, 1994, potential problem assets totaled $41.8 million before valuation allowances of $12.3 million, as compared to $42.3 million, before valuation allowances of $12.4 million at March 31, 1994.

Delinquent Loans. At June 30, 1994, delinquent loans totaled $44.8 million, or 1.6% of gross loans, compared to $47.8 million, or 1.8% of gross loans at March 31, 1994. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1994.

                                   Principal Balance                 Total as a
                           -------------------------------------     Percentage
                           Mortgage     Non-Mortgage                   ofGross
                             Loans          Loans        Total        Loans (1)
                                  (Dollars in thousands)
Loans delinquent for:

30-59 days ..........      $ 8,606       $21,565        $30,171          1.1%
60-89 days ..........        1,679        12,928         14,607          0.5%
                           --------      --------      ---------         ----
 Total .............       $10,285       $34,493        $44,778          1.6%
                           ========      ========       ========         ====

(1)Includes loans held for sale and/or securitization, before deduction of reserves.

At June 30, 1994, mortgage loans classified as delinquent 30-59 days includes one commercial permanent loan with a book balance of $0.1 million. The remaining balance of the 30-59 day delinquency category and the 60-89 day delinquency category consists of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased to $10.3 million at June 30, 1994 from $9.2 million at March 31, 1994 primarily due to a slight increase in home equity credit line loans delinquent 30-59 days.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $34.5 million at June 30, 1994 from $38.6 million at March 31, 1994, primarily as a result of the securitization and sale in June 1994 of $300.0 million of credit card receivables and an improvement in general economic conditions. Non-mortgage loans delinquent 30-89 days as a percentage of total non-mortgage loans outstanding decreased to 3.0% at June 30, 1994 from 3.7% at March 31, 1994, primarily as a result of the decline during the quarter of delinquent non-mortgage loans and a slight increase in the balance of the Bank's portfolio of non-mortgage loans.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan to assist a borrower experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                             June 30,            March 31,    September 30,
                               1994                1994            1993
                             --------            ---------     ------------
                                              (In thousands)
Troubled debt
 restructurings.....         $30,236              $30,767          $36,729
                             =======              =======          =======

At June 30, 1994, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and two residential ground loans with principal balances totaling $17.0 million. The decrease in loans accounted for as troubled debt restructurings from March 31, 1994 resulted from the payoff of one residential construction loan with a principal balance of $0.5 million. The Bank maintained valuation allowances of $10.8 million on its loans accounted for as troubled debt restructurings at June 30, 1994. Loans accounted for as troubled debt restructurings at June 30, 1994 were classified as potential problem assets. At June 30, 1994, the Bank had commitments to lend $2.5 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At June 30, 1994, real estate held for investment consisted of seven properties with an aggregate book value of $53.3 million, net of accumulated depreciation of $12.8 million and valuation allowances of $10.1 million. This category includes one office building (which was approximately 84.6% leased at such date) and two apartment buildings (which were approximately 91.6% and 96.0% leased at such date and are financed with bonds issued by a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank. Also included is a loan to a developer with a book value of $8.9 million at June 30, 1994, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

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

Analysis of Reserve Balances  on and Charge-offs  of Loans



                                                                            Three Months
                                                      Nine Months Ended         Ended
                                                          June 30,            June 30,
                                                   ----------------------    ----------
(Dollars in thousands)                                1994         1993         1994
                                                   ---------    ---------    ----------
Balance at beginning of year                       $ 68,040     $ 78,818     $  58,545
                                                   ---------    ---------    ----------

Provision for loan losses                            27,600       55,894        11,701
                                                   ---------    ---------    ----------

Charge-offs:
  Residential and home equity                         1,400           41           498
  Commercial and multifamily                                         766
  Ground                                                           4,274
  Credit card                                        45,620       62,044        14,612
  Consumer and other                                    577        3,218           247
                                                   ---------    ---------    ----------
      Total charge-offs                              47,597       70,343        15,357
                                                   ---------    ---------    ----------

Recoveries:
  Residential and home equity                            75                         61
  Credit card                                        10,169       10,178         3,480
  Consumer and other                                    257          229           114
                                                   ---------    ---------    ----------
      Total recoveries                               10,501       10,407         3,655
                                                   ---------    ---------    ----------

Charge-offs,  net of recoveries                      37,096       59,936        11,702
                                                   ---------    ---------    ----------

Balance at end of year                             $ 58,544     $ 74,776     $  58,544
                                                   =========    =========    ==========


Provision for loan losses to average loans  (1) (2)    1.38%        3.60%         1.70%
Net loan charge-offs to average loans (1) (2)          1.85%        3.86%         1.70%
Ending reserve for losses on loans to total
  loans (2) (3)                                        2.11%        3.12%         2.11%



(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.
/TABLE

Components of Reserve for Losses on Loans by Type







                                               June 30,                     March 31,                  September 30,
                                                 1994                         1994                         1993
                                        ------------------------     -----------------------      ------------------------
                                                    Percent of                   Percent of                    Percent of
                                                     Loans to                     Loans to                      Loans to
(Dollars in thousands)                   Amount     Total Loans       Amount     Total Loans       Amount      Total Loans
- - --------------------------------------- --------    -----------      --------    -----------      --------     -----------
Balance at end of period allocated to:


Residential permanent                   $ 2,880           47.0 %     $ 2,841           50.0 %     $ 4,235            53.6

Home equity                                 523            6.3           460            5.3           250             2.5

Commercial and multifamily                9,096            3.5         9,098            3.6         9,606             3.9

Residential construction                  1,508            1.1         1,526            0.9         4,125             1.5

Commercial construction                   1,277            0.6         1,189            0.8           345             0.4

Ground                                    3,023            0.6         3,040            0.7         1,412             0.7

Credit card                              39,605           30.1        39,605           29.7        46,886            31.4

Consumer and other                          632           10.8           786            9.0         1,181             6.0
                                        --------                     --------                     --------

    Total                               $58,544                      $58,545                      $68,040
                                        ========                     ========                     ========
/TABLE

Analysis of Reserve Balances on and Charge-offs of Real Estate Held for Investment or Sale





                                                                     Three Months
                                      Nine Months Ended June 30,        Ended
                                      --------------------------       June 30,
(In thousands)                            1994           1993            1994
- - ------------------------------------- -----------    -----------    ------------
Balance at beginning of period:
  Real estate held for investment     $   10,182     $   14,919     $    10,119
  Real estate held for sale              101,462         94,125         106,703
                                      -----------    -----------    ------------
    Total                                111,644        109,044         116,822
                                      -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment            (93)           946             (30)
  Real estate held for sale               11,775         27,288             844
                                      -----------    -----------    ------------
    Total                                 11,682         28,234             814
                                      -----------    -----------    ------------

Charge-offs:

  Real estate held for sale:
    Residential construction                 676              -             205
    Commercial ground                          -             73               -
    Commercial permanent                   5,812            761             593
    Commercial construction                    -         18,903               -
                                      -----------    -----------    ------------
      Total                                6,488         19,737             798
                                      -----------    -----------    ------------

    Total charge-offs on real estate
       held for investment or sale         6,488         19,737             798
                                      -----------    -----------    ------------


Balance at end of period:
  Real estate held for investment         10,089         15,865          10,089
  Real estate held for sale              106,749        101,676         106,749
                                      -----------    -----------    ------------
    Total                             $  116,838     $  117,541     $   116,838
                                      ===========    ===========    ============

Components of Reserve for Losses
on Real Estate Held for Investment or Sale








                                             June 30,      March 31,      September 30,
(In thousands)                                 1994           1994            1993
- - ------------------------------------------ -----------    -----------    --------------
Reserve for losses on real estate
  held for investment:
  Commercial and multifamily               $    7,945     $    7,945     $     7,945
  Ground                                        1,974          1,974           1,972
  Other                                           170            200             265
                                           -----------    -----------    --------------
     Total                                     10,089         10,119          10,182
                                           -----------    -----------    --------------


Reserve for losses on real estate
  held for sale:
  Residential                                      89             73             102
  Home equity                                       1              4              53
  Commercial and multifamily                        -            728           4,678
  Commercial construction                         694            611           1,387
  Residential construction                      2,258          2,517           2,924
  Ground                                      103,707        102,770          92,318
                                           -----------    -----------    --------------
     Total                                    106,749        106,703         101,462
                                           -----------    -----------    --------------

     Total reserve for losses on real
       estate held for investment or sale  $  116,838     $  116,822     $   111,644
                                           ===========    ===========    ==============

The Bank maintains reserves for estimated losses on loans and real estate. The Bank's total reserves for losses on loans and real estate held for investment or sale remained constant at $175.4 million from March 31, 1994 to June 30, 1994. During the nine months ended June 30, 1994, the Bank recorded net charge-offs of $7.8 million on loans secured by real estate and real estate held for investment or sale and provided an additional $11.3 million in valuation allowances on these assets.

The following table shows reserves for losses on performing and non-performing assets at the dates indicated.

                                                June 30, 1994
                               -----------------------------------------------
                               Performing        Non-performing          Total
                               ----------        --------------          -----
                                                 (In thousands)
Reserves for losses on:

 Loans:
  Real estate..............    $ 16,661           $   1,646            $18,307
  Credit card..............      37,885               1,720             39,605
  Consumer and other.......         522                 110                632
                               --------            --------            --------
   Total reserve for
     losses on loans.......      55,068               3,476             58,544
                               --------            --------            --------

 Real estate held for
  investment...............       8,115               1,974             10,089
 Real estate held for sale.         -               106,749            106,749
                               --------            --------            --------

 Total reserve for losses on
   real estate held for
   investment or sale......       8,115             108,723            116,838
                               --------            --------            --------

Total reserves for losses..    $ 63,183            $112,199           $175,382
                               ========            ========           ========
</TABLE


                                              September 30, 1993
                               ------------------------------------------------
                               Performing         Non-performing         Total
                               ----------         --------------         -----
                                                  (In thousands)
Reserves for losses on:

 Loans:
 Real estate..............     $ 19,518           $     455            $19,973
  Credit card..............      44,830               2,056             46,886
  Consumer and other.......       1,125                  56              1,181
                               --------           ---------            --------
   Total reserve for
    losses on loans........      65,473               2,567             68,040
                               --------           ---------            --------

 Real estate held for
  investment...............       8,210               1,972             10,182
 Real estate held for sale.        -                101,462            101,462
                               --------           ---------            --------

 Total reserve for losses on
   real estate held for
   investment or sale......       8,210             103,434            111,644
                               --------           ---------            --------

Total reserves for losses      $ 73,683           $ 106,001           $179,684
                               ========           =========           ========

Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $135.1 million at June 30, 1994, which constituted 32.4% of total non-performing real estate assets before valuation allowances and remained virtually unchanged from the level at March 31, 1994.

Net charge-offs of credit card loans for the nine months ended June 30, 1994 were $35.5 million, compared to $51.9 million for the nine months ended June 30, 1993. The decrease in net charge-offs for the fiscal 1994 period resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, however, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date, which increases the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

The reserve for losses on credit card loans was $39.6 million at March 31, 1994 and June 30, 1994. The ratios of the reserve for losses to non-performing credit card loans and to outstanding credit card loans changed to 230.3% and 4.8%, respectively, at June 30, 1994 from 212.3% and 5.0%, respectively, at March 31, 1994.

The reserve for losses on consumer and other loans (other than credit card loans) decreased to $0.6 million at June 30, 1994 from $0.8 million at March 31, 1994. The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans declined to 202.6% and 0.2%, respectively, at June 30, 1994 from 246.4% and 0.3%, respectively, at March 31, 1994.

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

The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating and retaining interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans, adjustable-rate home equity credit line loans and adjustable-rate credit card loans, which generally have shorter terms and higher yields than those of mortgage loans. At June 30, 1994, adjustable-rate loans accounted for 83.2% of total loans. Adjustable-rate mortgages ("ARMs") and home equity credit line loans with rates adjustable in one year or less accounted for 16.7% of total loans, and credit card loans accounted for 30.1% of total loans at June 30, 1994.

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

The Bank views control over interest rate sensitivity as a key element in its financial planning process and monitors its interest rate sensitivity through its forecasting system. The Bank manages its interest rate exposure and will narrow or widen its gap, depending on its perception of interest rate movements and the composition of its balance sheet. For the reasons discussed above, the Bank might take action to narrow its gap if it believes that market interest rates will experience a significant prolonged increase, and might widen its gap if it believes that market interest rates will decline or remain relatively stable. A number of asset and liability management strategies are available to the Bank in structuring its balance sheet. These include selling or retaining certain portions of the Bank's current residential mortgage loan production; altering the Bank's pricing on certain deposit products to emphasize or de-emphasize particular maturity categories; altering the type and maturity of securities acquired for the Bank's available-for-sale portfolio when replacing securities following normal portfolio maturation and turnover; lengthening or shortening the maturity or repricing terms for any current period asset securitizations; and altering the maturity or interest rate reset profile of borrowed funds, if any, including funds borrowed from the Federal Home Loan Bank ("FHLB") of Atlanta.

The following table presents the contractual maturities of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1994, as adjusted for estimated prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within nine months or less.

Interest Rate Sensitivity Table (Gap)




                                                            More than     More than      More than
                                                            Six Months     One Year    Three Years
                                              Six Months     through       through       through      More than
(Dollars in thousands)                         or Less       One Year    Three Years    Five Years    Five Years      Total
- - ------------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
As of June 30, 1994
Mortgage loans:
  Adjustable-rate                           $    357,875  $    147,727  $    347,010  $    345,081  $      8,537  $  1,206,230
  Fixed-rate                                      10,332         9,235        48,747        34,798       101,816       204,928
  Loans held for sale                             53,157          -             -             -             -           53,157
  Home equity credit lines and second
       mortgages                                  19,561            42           815           289          -           20,707
Credit card and other                            379,506        28,985       109,512        94,149        24,788       636,940
Loans held for securitization and sale           662,000          -             -             -             -          662,000
Mortgage-backed securities                       444,091       252,331       389,219         3,729           798     1,090,168
Other investments                                121,657          -            4,397           101          -          126,155
                                            ------------- ------------- ------------- ------------- ------------- -------------
  Total interest-earning assets                2,048,179       438,320       899,700       478,147       135,939     4,000,285
Total non-interest earning assets                      -             -             -             -       746,575       746,575
                                            ------------- ------------- ------------- ------------- ------------- -------------
  Total assets                              $  2,048,179  $    438,320  $    899,700  $    478,147  $    882,514  $  4,746,860
                                            ============= ============= ============= ============= ============= =============

Deposits:
  Fixed maturity deposits                   $    325,372  $    150,015  $    161,944  $     83,153  $       -     $    720,484
  NOW, statement and passbook accounts         1,687,499        41,310       137,589        93,646       199,571     2,159,615
  Money market deposit accounts                1,111,734          -             -             -             -        1,111,734
Borrowings:
  Capital notes - subordinated                    10,000          -             -             -          150,000       160,000
  Other                                          134,456           107        24,209           582         6,505       165,859
                                            ------------- ------------- ------------- ------------- ------------- -------------
  Total interest-bearing liabilities           3,269,061       191,432       323,742       177,381       356,076     4,317,692
Total non-interest bearing liabilities              -             -             -             -          199,954       199,954
Stockholders' equity                                -             -             -             -          229,214       229,214
                                            ------------- ------------- ------------- ------------- ------------- -------------
  Total liabilities & stockholders'
        equity                              $  3,269,061  $    191,432  $    323,742  $    177,381  $    785,244  $  4,746,860
                                            ============= ============= ============= ============= ============= =============

Gap                                          ($1,220,882)     $246,888      $575,958      $300,766     ($220,136)
Cumulative gap                               ($1,220,882)    ($973,994)    ($398,036)     ($97,270)    ($317,406)
Cumulative gap as a percentage
  of total assets                                  (25.7)%       (20.5)%        (8.4)%        (2.0)%        (6.7)%
/TABLE

The one-year gap, as a percentage of total assets, was a negative 20.5% at
 June 30, 1994, compared to a negative 23.2% at March 31, 1994. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

Under the interest-rate risk component of OTS's risk-based capital requirements, an institution that would experience a decrease in "portfolio equity" in an amount in excess of 2.0% of the market value of the institution's assets as a result of an increase or decrease in the general level of interest rates of 200 basis points may be required to maintain additional amounts of risk-based capital. Additional capital will have to be maintained by affected institutions beginning September 30, 1994 based on the lowest interest rate exposure at the end of the three previous quarters. All analyses of the Bank's exposure conducted by the OTS to date have indicated that the Bank would not experience a decrease in "portfolio equity" in an amount in excess of 2.0% of its assets under this test and therefore would not have been required to maintain additional amounts of risk-based capital.

Capital. At June 30, 1994, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations. On the basis of its June 30, 1994 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "adequately-capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1994, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital




                                                      Actual               Capital Required
                                              ----------------------    ----------------------
                                                            As a %                    As a %        Excess
(Dollars in thousands)                          Amount     of Assets      Amount     of Assets     Capital
- - ------------------------------------------    ---------    ---------    ---------    ---------     --------
Capital per financial statements              $281,860

Adjustments for tangible and core capital:
   Intangible assets                           (51,628)
   Non-includable subsidiaries  (1)             (6,351)
                                              ---------
      Total tangible capital                   223,881         4.74%    $ 70,922         1.50%    $152,959
   Supervisory goodwill                         17,730     =========    =========    =========    =========
                                              ---------
      Total core capital (2)                   241,611         5.11%    $141,843         3.00%    $ 99,768
                                              ---------    =========    =========    =========    =========

      Total tier 1 risk-based capital (2)      241,611         6.29%       N/A          N/A          N/A
                                              ---------    =========    =========    =========    =========

Adjustments for risk-based capital:
   Subordinated capital debentures             152,900
   Reserve for general loan losses              50,696
                                              ---------
      Total supplementary capital              203,596
   Excess loan loss reserves                    (2,665)
                                              ---------
   Adjusted supplementary capital              200,931
                                              ---------
      Total available capital                  442,542
   Equity investments (1)                      (17,684)
                                              ---------
      Total risk-based capital (2)            $424,858        11.06%    $307,186         8.00%    $117,672
                                              =========    =========    =========    =========    =========






(1)Reflects an aggregate offset of $5.7 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(2)Under the OTS prompt corrective action regulations, the standards for classification as "well capitalized" are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)Effective July 1, 1994, the percentage of non-includable subsidiaries required to be phased out from core capital increased from 25% to 40% and the percentage of equity investments required to be phased out from total capital for risk-based capital purposes increased from 60% to 100%.  If these phase-outs had been in effect on June 30, 1994, the Bank's tangible, core and risk-based regulatory capital ratios would have been 4.65%, 5.02% and10.62%.
/TABLE

The Bank's stockholders' equity, and therefore its regulatory capital, was adversely affected in the three months ended June 30, 1994 by a decrease of $11.2 million, after related income taxes, related to market value adjustments of the Bank's securities which are classified as available-for-sale in accordance with SFAS 115. As market interest rates fluctuate, the market value of the Bank's available-for-sale portfolio, and therefore its stockholders' equity and regulatory capital levels, will also fluctuate. However, because the majority of the available-for-sale portfolio has either adjustable interest rates or maturities of less than five years, the impact of such changes in interest rates generally will not be as significant as the impact on institutions with a greater percentage of their portfolios in longer-term fixed-rate securities.

Regulatory Action and Requirements. The Bank is subject to a written agreement with the OTS, dated September 30, 1991 and amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from the OTS. In September 1993, the Bank received OTS approval, subject to certain conditions, to increase incrementally its total assets during the period from July 1, 1993 through June 30, 1994 by an amount up to $500 million. During this period, after taking into account the Bank's sale and/or securitization of $942.7 million of credit card and home equity credit line receivables, the Bank's assets decreased $17.5 million. The Bank is also subject to a requirement to obtain OTS approval for changes in directors and senior executive officers and the imposition of increased OTS assessments and FDIC insurance premiums. In January 1994, the OTS approved the appointment of three additional directors to the Bank's Board of Directors. The OTS has approved the payment of dividends on the 13% Preferred Stock provided certain conditions are met. In the future, if the Bank is unable to maintain capital compliance, the Bank could be subject to additional regulatory sanctions.

Capital Maintenance Strategies. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at June 30, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 4.30%, 4.30% and 9.81%, respectively, which exceeded the requirements of 1.5%, 3.0% and 8.0%, respectively. At June 30, 1994, the Bank had $29.7 million, after subsequent valuation allowances, of extensions of credit to, and investments in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were subject at June 30, 1994 to a 25% phase-out from all three FIRREA capital requirements. This phase-out increased to 40% on July 1, 1994 and will increase to 60% on July 1, 1995 and 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At June 30, 1994, the Bank also had one equity investment with a balance, after subsequent valuation allowances, of $37.2 million which was subject to a 60% phase-out from total capital for risk-based capital purposes at that date. This phase-out increased to 100% on July 1, 1994. Pursuant to OTS guidelines, $5.7 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments. The OTS adopted a rule, effective April 19, 1993, eliminating the capital deduction for equity investments related to activities which are permissible for national banks.

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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. The following table sets forth the Bank's REO at June 30, 1994, after valuation allowances of $106.7 million, by the fiscal year in which the property was acquired through foreclosure.

                Fiscal Year                    (In thousands)
                -----------                    --------------

                   1990 (1)                       $131,472
                   1991                            114,335
                   1992                             15,904
                   1993                              8,882
                   1994                              7,692
                                                -------------
                     Total REO                    $278,285
                                                =============

(1)Includes one property with a net book value of $32.6 million, which the Bank agreed in fiscal 1991 to treat as an equity investment for regulatory capital purposes.

At June 30, 1994, the Bank had $49.3 million in supervisory goodwill, of which $17.7 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.375% of tangible assets beginning January 1, 1994 and 0% beginning January 1, 1995.

The Bank's ability to maintain capital compliance will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's reserves for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its ability to maintain capital compliance. In addition, further increases in market interest rates could reduce the market value of the Bank's available-for-sale portfolio and thus could adversely affect the Bank's regulatory capital levels under current regulatory guidelines. The failure of the Bank to maintain capital compliance could result in further regulatory sanctions.

Prompt Corrective Action. Under the OTS prompt corrective action regulations which became effective on December 19, 1992, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At June 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.11%, 6.29% and 11.06%, respectively, which exceeded the ratios established for "well-capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of non-performing assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS's regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries and equity investments. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized". On a fully phased-in basis at June 30, 1994, the Bank's regulatory capital ratios would meet the ratios established for "adequately- capitalized" institutions.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General.     The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, and the payment of capital improvement costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

Recent Liquidity Trends.     The Real Estate Trust's liquidity position was
positively affected by the issuance on March 30, 1994 of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.8 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.2 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of this amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

During the third quarter of fiscal 1994, the Trust purchased 473,500 shares of common stock of Saul Centers, Inc. (representing 4.0% of such company's outstanding common stock) for approximately $8.5 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The Senior Secured Notes are secured, general obligations of the Trust ranking pari passu with all other unsubordinated obligations of the Trust, including the Unsecured Notes. The Senior Secured Notes are secured by a first-priority perfected security interest in 80% of the issued and outstanding common stock of the Bank, which 80% is owned by the Trust. The Indenture pursuant to which the Senior Secured Notes were issued contains convenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

The maturity schedule for the Real Estate Trust's outstanding debt at June
30, 1994 is set forth in the following table.  Of  the  $187.2   million
of  mortgage   debt  outstanding  at  June 30, 1994, $135.0  million was
nonrecourse to the Real Estate Trust. The Senior Secured Notes are designated "Notes Payable-Secured" in the table and in the Consolidated Financial Statements included in this report.

                           Debt Maturity Schedule
                               (In thousands)
Fiscal            Mortgage       Notes Payable-  Notes Payable-
 Year               Notes           Secured        Unsecured       Total
- - -------------------------------------------------------------------------
1994  (1)          $  2,021        $   --          $  1,985     $   4,006
1995                 11,957            --             7,167        19,124
1996                  8,271            --             5,731        14,002
1997                 14,459            --             4,976        19,435
1998                  6,908            --             5,918        12,826
Thereafter          143,582         175,000          14,125       332,707
                   --------        --------        --------      --------
                   $187,198        $175,000        $ 39,902      $402,100
                   ========        ========        ========      ========

(1) July 1, 1994 to September 30, 1994.

The Real Estate Trust's capital improvement costs for the nine months ended June 30, 1994, were $3.8 million. The Real Estate Trust anticipates that its capital improvement costs for its existing portfolio in the next several fiscal years after 1994 will be in the range of $2.0 to $3.0 million per year.

The Real Estate Trust believes that the liquidity provided by its existing cash resources, cash generated by operations, sales of Unsecured Notes, refinancings of existing mortgage debt and tax sharing payments and dividends from the Bank will be sufficient to fund both debt amortization and capital improvement costs for the balance of fiscal 1994 and the next several years. However, the Real Estate Trust's ability to generate cash from external sources will continue to be subject to significant contingencies.

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

The Real Estate Trust's current program of sales of Unsecured Notes to the public was initiated in the 1970's as a vehicle for supplementing other external funding sources. The Real Estate Trust is currently selling Unsecured Notes principally to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of new sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt at the lower interest rates currently
prevailing in today's market.   To the degree that the Real Estate Trust
does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature (which was the case in fiscal 1993), it believes it will be able to finance such repayment from other sources of funds. In the nine months ended June 30, 1994, the Real Estate Trust sold $13.3 million of Unsecured Notes. During the same period, $12.1 million of Unsecured Notes matured and were repaid.

Management believes that the Bank's improved regulatory capital ratios and recent operating results should enhance the prospects of the Real Estate Trust to receive dividends from the Bank. The Real Estate Trust to date has not relied on cash dividends from Chevy Chase to meet its cash needs. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. The Bank's ability to declare and pay cash dividends on its common stock is subject to a number of restrictions, including restrictions under regulations issued by the OTS and restrictions imposed by various agreements. Each of such restrictions ties the Bank's dividend-paying ability primarily to its levels of regulatory capital and/or income. The Bank's efforts to maintain the required levels of capital and to generate the required levels of income will be subject to all of the risks affecting its business. Under the terms of the Bank's written agreement with the OTS, any tax sharing payments by the Bank must be approved by the OTS. In the first two quarters of fiscal 1994, the OTS approved, and the Bank made, tax sharing payments of $9.6 million to the Real Estate Trust. No payments were made during the current quarter.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. In the nine months ended June 30, 1994, the Real Estate Trust received total cash distributions of $3.3 million. It will receive a cash distribution of $1.4 million in the fourth quarter of fiscal 1994. The dividend payable at July 29, 1994 on the Saul Centers, Inc. shares purchased in the current quarter was $185,000.

BANKING

General. The standard measure of liquidity in the savings industry is the ratio of cash, short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows.
The required liquidity level is currently 5.0%. The Bank's average monthly liquidity ratio for the month ended June 30, 1994 was 19.6%, compared to 18.7% for the month ended March 31, 1994. Additionally, the Bank met the liquidity level requirements for each month of fiscal 1994.

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities,
(ii) savings deposits, (iii) sales of loans, mortgage-backed securities and investment securities and (iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At June 30, 1994, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $747.3 million, $4.4 million and $1.0 billion, respectively. The estimated borrowing capacity of available mortgage loans, U.S. Government securities and mortgage-backed securities that could be pledged to the FHLB of Atlanta and various security dealers totaled $1.3 billion at June 30, 1994, after market-value and other adjustments.

In recent periods, the proceeds from sales of credit card relationships and other assets and securitizations and sales of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. During the June 1994 quarter, the Bank securitized and sold $300.0 million of credit card receivables. Additionally, during the second quarter of fiscal 1994, the Bank securitized and sold $200.0 million of credit card receivables and sold credit card relationships with related receivable balances of $96.5 million. At June 30, 1994, the Bank was considering the securitization and sale of approximately $162.0 million of home equity credit line receivables and $1.3 billion of credit card receivables, including $500.0 million of receivables outstanding at June 30, 1994 and $800.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, to occur during the six months
ending    December 31, 1994.  As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

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

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the nine months ended June 30, 1994, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $8.8 billion, repay borrowings of $2.6 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $1.9 billion, purchase investments and loans of $429.4 million and meet operating expenses, before depreciation and amortization, of $146.5 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $9.1 billion, proceeds from borrowings of $2.2 billion, proceeds from sales of loans, securities and real estate of $1.8 billion, and principal and interest collected on investments, loans, mortgage-backed securities and trading securities of $879.3 million.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. Of the $1.5 billion of outstanding trust certificate balances at June 30, 1994, the primary recourse to the Bank was approximately $81.4 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. At June 30, 1994, recourse to the Bank under these arrangements was approximately $5.9 million.

The Bank's commitments at June 30, 1994 are set forth in the following table:

                                                     (In thousands)

Commitments to originate loans                        $   68,243
                                                      -----------
Loans in process (collateralized loans):
  Home equity .................................          536,592
  Real estate construction ....................           28,381
  Commercial and multifamily ...................           2,934
  Residential ground ..........................            2,429
                                                      -----------
                                                         570,336
                                                      -----------
Loans in process (unsecured loans):
  Credit cards ................................        5,292,356
  Overdraft lines .............................           38,934
  Other .......................................            1,275
                                                      -----------
                                                       5,332,565
                                                      -----------

      Total commitments to extend credit ......        5,971,144
Letters of credit .............................           67,205
Recourse arrangements on asset-backed
  securitizations .............................           81,392
Recourse arrangements on mortgage-backed
  securities ..................................            5,944
                                                      -----------
      Total commitments .......................       $6,125,685
                                                      ===========

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 95.2% of total commitments at June 30, 1994.

At June 30, 1994, repayments of borrowed money scheduled to occur during the next 12 months were $34.5 million. Certificates of deposit maturing during the next 12 months amounted to $475.4 million, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at June 30, 1994.

The Bank's liquidity requirements in fiscal 1994 and for years subsequent to fiscal 1994 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO
      THREE MONTHS ENDED JUNE 30, 1993

REAL ESTATE

The following table sets forth, for the three-month periods ended June 30, 1994 and 1993, respectively, direct operating results for the Real Estate Trust's (i) shopping center and office properties, (ii) commercial properties portfolio, which represents the shopping center and office properties results on a combined basis, and (iii) hotel properties. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership (the "Saul Centers Transaction"). As a result of the Saul Centers Transaction, the operating results of commercial properties for the current quarter are not entirely comparable to the prior period's results, which included the operations of the transferred properties.

                                                      Three Months Ended
                                                            June 30,
                                                      ------------------
                                                       1994 (1)     1993
                                                      ------------------
                                                         (In thousands)
SHOPPING CENTERS
Revenue
    Base rent                                         $   --      $5,699
    Expense recoveries                                    --       1,216
    Percentage rent                                       --         468
    Other                                                 --          98
                                                      -------    -------
      Total revenue                                       --       7,481
                                                      -------    -------

Direct operating expenses
    Real estate taxes                                     --         528
    Repairs and maintenance                               --         386
    Utilities                                             --         235
    Payroll                                               --         256
    Insurance                                             --          86
    Ground rent                                           --         138
    Other                                                 --         113
                                                      -------    -------
      Total direct operating expenses                     --       1,742
                                                      -------    -------

Income after direct operating expenses                $   --      $5,739
                                                      =======    =======

OFFICE PROPERTIES
Revenue
    Base rent                                         $3,896      $3,947
    Expense recoveries                                   470         322
    Other                                                218         100
                                                      -------    -------
      Total revenue                                    4,584       4,369
                                                      -------    -------

Direct operating expenses
    Real estate taxes                                    364         478
    Repairs and maintenance                              476         427
    Utilities                                            529         532
    Payroll                                              162         146
    Insurance                                             63          74
    Other                                                108         234
                                                      -------    -------
      Total direct operating expenses                  1,702       1,891
                                                      -------    -------
Income after direct operating expenses                $2,882      $2,478
                                                      =======    =======

(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings
Partnership.

                                                      Three Months Ended
                                                            June 30,
                                                    --------------------
                                                      1994 (1)      1993
                                                    --------------------
COMMERCIAL PROPERTIES                                   (In thousands)
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
    Base rent                                         $3,896      $9,646
    Expense recoveries                                   470       1,538
    Percentage rent                                     --           468
    Other                                                218         198
                                                      -------    -------
      Total revenue                                    4,584      11,850
                                                      -------     -------
Direct operating expenses
    Real estate taxes                                    364       1,006
    Repairs and maintenance                              476         813
    Utilities                                            529         767
    Payroll                                              162         402
    Insurance                                             63         160
    Ground rent                                         --           138
    Other                                                108         347
                                                      -------     -------
      Total direct operating expenses                  1,702       3,633
                                                      -------     -------
Income after direct operating expenses                $2,882      $8,217
                                                      =======     =======

HOTELS
    Room sales                                        $9,419      $8,821
    Food sales                                         2,477       2,482
    Beverage sales                                       674         728
    Other                                                686         793
                                                      -------     -------
      Total revenue                                   13,256      12,824
                                                      -------     -------
Direct operating expenses
    Payroll                                            3,926       3,905
    Cost of sales                                      1,139       1,278
    Utilities                                            648         661
    Repairs and mainenance                               665         680
    Adverting and promotion                              648         627
    Property taxes                                       280         304
    Insurance                                            147         121
    Other                                              1,349       1,240
                                                      -------     -------
      Total direct operating expenses                  8,802       8,816
                                                      -------     -------
Income after direct operating expenses                $4,454      $4,008
                                                      =======     =======

(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings
Partnership.

The Real Estate Trust recorded a loss before depreciation and amortization
of  $3.0 million   and an operating loss of $5.5 million for the 1994
quarter compared to a loss before depreciation and amortization of $2.5 million and an operating loss of $6.5 million for the 1993 quarter. The increase in the loss was largely attributable to the effects of the Saul Centers Transaction.

Income after direct operating expenses in the 1994 quarter from commercial properties, which includes only office properties, decreased $5.3 million (64.9%)from such income in the 1993 quarter, which included income from both shopping center and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period. Income after direct operating expenses from commercial properties held during both periods increased $872,000 (43.4 %)due to improved leasing at two properties.

Income after direct operating expenses from hotel properties increased $446,000 (11.1%) in the June 1994 quarter. Room sales increased by $598,000 (6.8%), while food and beverage sales declined by $59,000 (1.8%). Total revenue increased by $432,000 (3.4%), while total expenses decreased by $14,000 (0.2%).

Interest expense decreased by $2.9 million (23.0%) in the current period, primarily as a result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Primarily for the same reason, average balances of the Real Estate Trust's outstanding borrowings declined to $403.6 million in the 1994 quarter from $470.0 million in the prior corresponding period.

Depreciation declined $1.1 million (34.0%), primarily as a result of the transfer of properties in the Saul Centers Transaction.

Advisory, management and leasing fees--related parties declined $130,000 (6.5%) from the level in the June 1993 quarter. The effect of an increase in the monthly advisory fee to $292,000 in the 1994 quarter from $157,000 in the 1993 quarter was more than offset by decreases in management and leasing fees. The decreases in such fees resulted primarily from the transfer of properties in the Saul Centers Transaction and, to a lesser extent, reductions in rental and sales income on which the fees are based.

BANKING

General. The Bank recorded operating income of $2.6 million during the three months ended June 30, 1994, (the "1994 quarter"), compared to operating income of $20.8 million for the three months ended June 30, 1993 (the "1993 quarter"). The decrease in the 1994 quarter was primarily due to a $17.1 million increase in operating expenses and a $2.3 million decrease in other (non-interest) income. A substantial portion of the increase in operating expenses was attributable to increased marketing and other expenses incurred in connection with the active national solicitation of credit card accounts, which the Bank resumed in June 1993 after suspending such solicitation in November 1990. At June 30, 1994, the Bank had $2.0 billion of credit card receivables outstanding, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank (both types of receivables collectively referred to herein as "managed receivables"). The $2.3 million decrease in non-interest income resulted primarily from an $8.9 million gain recognized on the sale of investment securities during the 1993 quarter which was offset in part by a $7.9 million increase in loan and deposit servicing fees.

Net Interest Income. Net interest income, before the provision for loan losses, in the 1994 quarter remained unchanged from the prior period. The Bank would have recorded interest income of $2.0 million for the 1994 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans for the 1994 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis


                                                                   Three Months Ended June 30,
                                             ---------------------------------------------------------------------
                                                          1994                                 1993
                                             --------------------------------      -------------------------------
                                                 Average              Yield/          Average              Yield/
(Dollars in thousands)                          Balances    Interest   Rate          Balances    Interest   Rate
                                              ------------  --------  -------      ------------  --------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                   $ 2,751,452   $64,273    9.34 %      $ 2,102,190   $56,688   10.79 %
  Mortgage-backed securities                    1,154,226    16,671    5.78          1,452,825    22,883    6.30
  Trading securities                               12,629       202    6.40                  -            -      -
  Federal funds sold                               39,787       379    3.81             10,005        73    2.95
  Investment securities                             4,599        73    6.35            150,013     2,451    6.54
  Other interest-earning assets                   176,445     1,593    3.61            160,496     1,148    2.86
                                              ------------  --------               ------------  --------
   Total                                        4,139,138    83,191    8.04          3,875,529    83,243    8.59
                                                            --------  -------                    --------  -------
 Noninterest-earning assets:
  Cash                                            118,430                              106,285
  Real estate held for investment or sale         340,481                              444,854
  Property and equipment,  net                    138,790                              140,616
  Cost in excess of net assets acquired,  net       7,608                               10,738
  Other assets                                    144,986                              191,370
                                              ------------                         ------------
   Total assets                               $ 4,889,433                          $ 4,769,392
                                              ============                         ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                            $   869,352     5,923    2.73        $   763,920     4,609    2.41
   Savings deposits                             1,293,344    10,890    3.37            891,325     7,233    3.25
   Time deposits                                  729,152     7,029    3.86            919,353     9,609    4.18
   Money market deposits                        1,154,965     9,233    3.20          1,217,005     9,639    3.17
                                              ------------  --------               ------------  --------
   Total deposits                               4,046,813    33,075    3.27          3,791,603    31,090    3.28
  Borrowings                                      481,514     7,129    5.92            667,797     9,191    5.51
                                              ------------  --------               ------------  --------
   Total liabilities                            4,528,327    40,204    3.55          4,459,400    40,281    3.61
 Noninterest-bearing items:                                 --------  -------                    --------  -------
  Noninterest-bearing deposits                     67,389                               53,377
  Other liabilities                                37,070                               35,659
  Stockholders' equity                            256,647                              220,956
                                              ------------                         ------------
   Total liabilities and stockholders' equity $ 4,889,433                          $ 4,769,392
                                              ============                         ============

Net interest income                                         $42,987                              $42,962
Net interest spread (2)                                     ========   4.49 %                    ========   4.98 %
                                                                      =======                              =======
Net yield on interest-earning assets (3)                               4.15 %                               4.43 %
                                                                      =======                              =======
Interest-earning assets to interest-bearing liabilities               91.41 %                              86.91 %
                                                                      =======                              =======

(1)Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)Equals annualized net interest income divided by the average balances of total interest-earning assets.
/TABLE

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

Volume and Rate Changes in Net Interest Income




                                             Three Months Ended June 30, 1994
                                                       Compared to
                                             Three Months Ended June 30, 1993
                                                   Increase (Decrease)
                                                    Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
(In thousands)                              Volume          Rate          Change
                                         ------------   ------------   ------------
Interest income:
    Loans (2)                            $    47,765    $   (40,180)   $     7,585
    Mortgage-backed securities                (4,432)        (1,780)        (6,212)
    Trading securities                           202               -           202
    Federal funds sold                           279             27            306
    Investment securities                     (2,309)           (69)        (2,378)
    Other interest-earning assets                122            323            445
                                         ------------   ------------   ------------
        Total interest income                 41,627        (41,679)           (52)
                                         ------------   ------------   ------------


Interest expense:
    Deposit accounts                           2,624           (639)         1,985
    Borrowings                                (5,951)         3,889         (2,062)
                                         ------------   ------------   ------------
        Total interest expense                (3,327)         3,250            (77)
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    44,954    $   (44,929)   $        25
                                         ============   ============   ============


(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.
/TABLE

Interest income of $83.2 million for the 1994 quarter was unchanged from the prior period. The negative effect on interest income of lower average yields earned by the Bank on the principal categories of its interest-earning assets was offset by higher average balances of certain interest-earning assets, principally loans receivable.

The Bank's net interest spread declined to 4.49% in the 1994 quarter from 4.98% in the 1993 quarter. The decline reflected marketing strategies which included lower introductory rates for certain loan products, primarily credit card and home equity credit line loans; the resumption of active marketing of certain loan products, including credit card and automobile loans; the Bank's asset securitization activities; and, to a lesser extent, the adjustment of interest rates on certain of the Bank's adjustable-rate products reflecting previous declines in market interest rates to which the loan rates are indexed.

Interest income on loans, the largest category of interest-earning assets, increased by $7.6 million (or 13.4%) from the 1993 quarter. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $282.5 million (or 28.0%) as a result of the retention of adjustable-rate mortgage loans originated by the Bank. See "Financial Condition - Asset and Liability Management." Interest income on these loans increased $3.6 million (or 19.8%) from the prior period. Average balances of credit card loans increased $146.7 million (or 18.8%) during the quarter, primarily because of new account originations resulting from the Bank's resumption of active national solicitation of credit card accounts. An increase of $3.1 million (or 145.3%) in interest income on consumer loans (other than credit card loans) was primarily attributable to increased originations of automobile loans, which resulted in an increase of $166.4 million (or 175.2%) in the average balances of consumer loans. Average balances of home equity credit line loans increased $18.1 million (or 12.8%), primarily because the prior period balances were affected by the securitization and sale of the $194.2 million of home equity credit line receivables in the December 1992 quarter. Interest income on these loans increased $0.3 million (or 11.0%) from the prior period. Average balances of commercial permanent loans increased $5.7 million (or 6.3%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. See "Financial Condition - Asset Quality."

Lower average yields on the loan portfolio partially offset the positive effect of higher average balances on interest income. The average yield on the portfolio in the 1994 quarter decreased by 145 basis points (to 9.34% from 10.79%) from the average yield in the 1993 quarter. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 14.53% from 17.19%. The average yield on home equity credit line loans decreased to 6.83% from 6.94%, primarily as a result of introductory rates offered on new home equity credit line loans. The average yield on single-family residential loans declined to 6.77% from 7.24% as customers continued to refinance higher rate mortgage loans into lower rate mortgage loans.

The Bank's securitization activity contributed to the decline in the overall yield on the loan portfolio, because the proceeds from the securitization and sale of credit card and home equity credit line receivables are initially invested in lower-yielding short-term assets pending investment into additional receivables.

Interest income on mortgage-backed securities decreased $6.2 million because of lower average balances resulting from the early prepayment of higher yielding mortgage-backed securities and, to a lesser extent, because of lower average interest rates. Average interest rates declined to 5.78% from 6.30% primarily as a result of the early prepayment of higher-rate mortgage-backed securities and the purchase of mortgage-backed securities with lower rates.

Interest income on investment securities decreased $2.4 million as a result of the sale in June 1993 of U.S. Government securities with a book value of $172.9 million, which resulted in lower average balances of such securities.

Interest expense remained unchanged from the prior period. Interest expense on borrowings declined by $2.1 million as a result of decreases in interest expense of $1.1 million, $0.4 million and $1.0 million on repurchase agreement transactions, FHLB of Atlanta advances and the Bank's subordinated debentures, respectively. The decrease in interest expense on repurchase agreement transactions and on FHLB of Atlanta advances was attributable to a decrease of $157.8 million (or 81.6%) in the average balances of repurchase agreements and a decrease of $70.8 million (or 23.5%) in the average balances of FHLB of Atlanta advances. Such decreases were offset in part by an increase in the average cost of repurchase agreements to 3.65% from 2.88% and an increase in the average cost of FHLB of Atlanta advances to 3.96% from 3.54%. Interest expense on subordinated debentures declined as a result of the refinancing of such debentures consummated in the first quarter of fiscal 1994, which reduced the Bank's average cost from 13.54% to 9.14%. See Notes to the Consolidated Financial Statements in this report.

The decrease in interest expense on borrowings was partially offset by an increase of $2.0 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased principally as a result of an increase of $255.2 million in average deposit balances.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $11.7 million in the June 1994 quarter from $12.9 million in the prior period. The provision for losses on credit card loans decreased $1.7 million primarily as a result of a decline in net charge-offs of credit card loans in fiscal 1994. The securitization and sale of $300.0 million of credit card receivables also contributed to the decrease in this provision. The decrease was offset in part by a $0.6 million increase from the prior period in the provision for losses on real estate loans. See "Financial Condition - Reserves for Losses."

Other Income. The decrease in other income (to $33.9 million in the 1994 quarter from $36.2 million in the 1993 quarter) was primarily attributable to a decrease in gain on sale of investment securities, a decrease in gain
(loss) on sales of credit card relationships, loans and mortgage-backed securities and a decrease in credit card fees. These decreases were partially offset by an increase in loan and deposit servicing fees, an increase in earnings on real estate held for investment or sale and an increase in gain on sales of trading securities.

The gain on sale of investment securities decreased by $8.9 million as a result of the Bank's sale in June 1993 of its portfolio of five-year U.S. Government securities with a book value of $172.9 million.

Loss on sales of credit card relationships, loans and mortgage-backed securities in the 1994 quarter totaled $0.7 million, compared to the $2.4 million gain recorded in the prior corresponding period. The loss in the current period was primarily attributable to a decline in the gains recorded on sales of mortgage loans originated or purchased for sale by the Bank as a result of the recent increase in interest rates. The Bank recognized a $1.6 million gain on sales of trading securities during the 1994 quarter. Prior to the implementation of SFAS 115 in October 1993, this gain would have been included in gain (loss) on sales of credit card relationships, loans and mortgage-backed securities. See Notes to the Consolidated Financial Statements.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $2.7 million (or 45.0%) in the 1994 quarter from the 1993 quarter. The decrease was primarily attributable to a $3.6 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in August 1993. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of increased account activity . The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts.

The $2.5 million increase in earnings on real estate held for investment or sale was primarily attributable to a decrease of $1.8 million in the provision for losses on such assets. See "Financial Condition - Reserves for Losses." An increase of $1.3 million in the gain recorded on the sales of the Bank's REO properties also contributed to the increase in such earnings. This increase was partially offset by a $0.4 million decrease in the operating income generated by the Bank's REO properties.

An increase of $3.0 million (or 37.3%) in excess servicing fees and $0.6 million in servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $7.9 million (or 50.2%) in loan and deposit servicing fees. Excess servicing fees represent the contractual interest and fees paid by credit card holders less certificate interest paid to holders of certificates in the trusts and administrative fees paid to providers of services to the trusts. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, servicing fee income levels increase. The level of servicing and fee income declines upon repayment of assets previously securitized and sold and upon prepayment of mortgage loans serviced for others. Also contributing to the increase in loan and deposit servicing fees in the 1994 quarter was a $4.1 million increase in excess servicing fees related to home equity credit line securitizations primarily due to a decrease in the average prepayment rate of the underlying receivables.

Operating Expenses. Operating expenses in the 1994 quarter increased $17.1 million, primarily as a result of increases in marketing expenses, salaries and employee benefits and data processing expenses. The $10.5 million increase in marketing expenses was primarily attributable to the active national solicitation of credit card accounts, which the Bank resumed in June 1993. A $5.0 million increase in salaries and employee benefits and a $2.7 million increase in data processing expenses, resulting from the increased number of credit card accounts outstanding and the activity generated by such accounts during the 1994 quarter, also contributed to higher operating expense levels. In order to take advantage of additional opportunities to enhance profitability, the Bank may be required to incur increased expenditures for salaries and employee benefits, loan expenses and marketing expenses, which will contribute to higher operating expenses in future periods.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1994 COMPARED TO
    NINE MONTHS ENDED JUNE 30, 1993

REAL ESTATE
The following table sets forth, for the nine-month periods ended June 30, 1994 (the "1994 period")and 1993 (the "1993 period"), respectively, direct operating results for the Real Estate Trust's (i) shopping centers and office properties, (ii) commercial properties portfolio, which represents the shopping center and office property results on a combined basis, and
(iii) hotel properties.   As a result of  the Saul Centers Transaction, the
operating results of commercial properties for the 1994 period are not entirely comparable to the prior period's results, which included the operations of the transferred properties.

                                             Nine Months Ended
                                                  June 30,
                                            --------------------
                                             1994 (1)      1993
                                            --------------------
SHOPPING CENTERS                               (In thousands)
Revenue
           Base rent                         $     --   $16,826
           Expense recoveries                      --     3,772
           Percentage rent                         --     1,823
           Other                                   --       524
                                             -------------------
              Total revenue                        --    22,945
                                             -------------------
Direct operating expenses
           Real estate taxes                       --     1,612
           Repairs and maintenance                 --       938
           Utilities                               --       757
           Payroll                                 --       741
           Insurance                               --       252
           Ground rent                             --       416
           other                                   --       576
                                            --------------------
              Total direct operating expenses $    --     5,292
                                            --------------------
Income after direct operating expenses        $    --   $17,653
                                            ====================

OFFICE PROPERTIES
Revenue
           Base rent                          $11,165   $13,294
           Expense recoveries                     793     1,043
           Other                                  403       308
                                            --------------------
              Total revenue                    12,361    14,645
                                            --------------------
Direct operating expenses
           Real estate taxes                    1,124     1,187
           Repairs and maintenance              1,294     1,250
           Utilities                            1,688     1,644
           Payroll                                436       418
           Insurance                              192       216
           Other                                  456       726
                                            --------------------
              Total direct operating expenses   5,190     5,441
                                            --------------------
Income after direct operating expenses        $ 7,171   $ 9,204
                                            ====================

(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

                                             Nine Months Ended
                                                  June 30,
                                            --------------------
                                             1994 (1)      1993
                                            --------------------
                                              (In thousands)

COMMERCIAL PROPERTIES
(SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
           Base rent                         $ 11,165   $30,120
           Expense recoveries                     793     4,815
           Percentage rent                         --     1,823
           Other                                  403       832
                                             -------------------
              Total revenues                   12,361    37,590
                                             -------------------
Direct operating expenses
           Real estate taxes                    1,124     2,799
           Repairs and maintenance              1,294     2,188
           Utilities                            1,688     2,401
           Payroll                                436     1,159
           Insurance                              192       468
           Ground rent                             --       416
           Other                                  456     1,302
                                             -------------------
              Total direct operating expenses   5,190    10,733
                                             -------------------
      Income after direct operating expenses   $ 7,171   $26,857
                                             ===================
HOTELS
Revenue
           Room sales                         $22,700   $22,156
           Food sales                           6,585     6,864
           Beverage sales                       2,024     2,298
           Other                                2,268     2,223
                                             -------------------
              Total revenue                    33,577    33,541
                                             -------------------
Direct operating expenses
           Payroll                             11,014    10,937
           Cost of sale                         3,171     3,534
           Utilities                            2,274     2,119
           Repairs and maintenance              1,806     1,748
           Advertising and promition            1,687     1,740
           Property taxes                         792       901
           Insurance                              434       401
           Other                                3,613     3,151
                                            --------------------
         Total dirct operating expenses        24,791    24,531
                                            --------------------

Income after direct operating expenses        $ 8,786    $9,010
                                            ====================

(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

The Real Estate Trust recorded a loss before depreciation, amortization and non-cash charges of $17.3 million and an operating loss of $24.8 million for the 1994 period compared to a loss before depreciation and amortization of $9.1 million and an operating loss of $20.8 million for the 1993 period. The increase in the loss was largely attributable to the effect of the Saul Centers Transaction and, to a lesser extent, to a decrease in operating income from hotels. The 1994 period also included a $1.4 million write-down of real estate to net realizable value.

Income after direct operating expenses from commercial properties, which includes only office properties in the 1994 period, decreased $19.7 million (73.3%), from such income in the 1993 period, which included income from both shopping center and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current period.

Income after direct operating expenses from commercial properties held during both periods declined $725,000 (9.2%). The performance of the office portfolio was adversely affected by a reduction in rental income.

Income after direct operating expenses from hotel properties decreased $224,000 (2.5%) in the 1994 period. Room sales increased by $544,000 (2.5%), while food and beverage sales declined by $553,000 (6.0%). Total revenues increased by $36,000 (0.1%), while expenses were higher by $260,000 (1.1%).

Interest expense decreased $8.8 million (23.3%) in the current period, largely as a result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Primarily for the same reason, average balances of the Real Estate Trust's outstanding borrowings declined to $343.6 million in the 1994 period from $474.6 million in the prior corresponding period.

Depreciation declined $3.2 million (34.0%), primarily as a result of the transfer of properties in the Saul Centers Transaction.

Advisory, management and leasing fees--related parties declined $656,000 (11.8%) from the level in the prior fiscal period. The advisory fee in the 1994 period was $250,000 per month from October 1993 through March 1994 and $292,000 per month from April through June 1994, compared to $97,000 per month from October through December 1992 and $157,000 per month from January through June 1993. The effect of this increase was offset by decreases in management and leasing fees, which resulted principally from the transfer of properties in the Saul Centers Transaction and, to a lesser extent, from reductions in commercial rental and hotel sales income on which these fees are based.

Higher legal expense in the current period contributed to an increase of $78,000 (5.7%) in general and administrative expenses.

Writedown of real estate to net realizable value reflects a $1.4 million reduction in the carrying value of a hotel property. The Real Estate Trust reduced the carrying value of the asset based on management's evaluation of the hotel's location, recent operating history and unlikely prospects for a near-term recovery.

BANKING

General. The Bank recorded operating income of $33.3 million during the nine months ended June 30, 1994 (the "1994 period"), compared to operating income of $43.8 million for the nine months ended June 30, 1993 (the "1993 period"). The decrease for the nine months ended June 30, 1994 resulted from a $50.3 million increase in operating expenses and a $9.6 million decrease in net interest income before provision for loan losses. The negative effect of these items was offset in part by a $21.1 million increase in other (non-interest) income and by a $28.3 million decrease in the provision for loan losses. A substantial portion of the increase in operating expenses was attributable to increased marketing and other expenses incurred in connection with the active national solicitation of credit card accounts, which the Bank resumed in June 1993. At June 30, 1994, the Bank had $2.0 billion of managed credit card receivables.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $9.6 million (or 7.0%) in the 1994 period, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

The Bank would have recorded interest income of $7.3 million for the 1994 period if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $1.9 million was actually recorded on non-accrual assets and restructured loans for the 1994 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis


                                                                       Nine Months Ended June 30,
                                               --------------------------------------------------------------------------
                                                                1994                                    1993
                                               ----------------------------------      ----------------------------------
                                                  Average                Yield/           Average                Yield/
(Dollars in thousands)                           Balances     Interest    Rate           Balances     Interest    Rate
                                               ------------  ----------  --------      ------------  ----------  --------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                    $ 2,669,288   $ 190,520     9.52 %      $ 2,073,196   $ 178,391    11.47 %
  Mortgage-backed securities                     1,280,323      54,967     5.72          1,510,778      72,902     6.43
  Trading securities                                19,685         917     6.21                 -            -       -
  Federal funds sold                                23,986         629     3.50             14,242         318     2.98
  Investment securities                              4,660         226     6.47            165,446       8,001     6.45
  Other interest-earning assets                    184,023       4,382     3.17            162,269       3,520     2.89
                                               ------------  ----------                ------------  ----------
   Total                                         4,181,965     251,641     8.02          3,925,931     263,132     8.94
                                                             ----------  --------                    ----------  --------

 Noninterest-earning assets:
  Cash                                             114,777                                 101,872
  Real estate held for investment or sale          365,676                                 482,880
  Property and equipment,  net                     137,571                                 142,707
  Cost in excess of net assets acquired,  net        8,495                                  11,482
  Other assets                                     169,451                                 173,703
                                               ------------                            ------------
   Total assets                                $ 4,977,935                             $ 4,838,575
                                               ============                            ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                             $   836,631      17,123     2.73        $   739,903      13,340     2.40
   Savings deposits                              1,172,782      29,582     3.36            826,533      20,106     3.24
   Time deposits                                   762,063      22,634     3.96            996,503      32,887     4.40
   Money market deposits                         1,163,406      27,849     3.19          1,250,457      29,760     3.17
                                               ------------  ----------                ------------  ----------
   Total deposits                                3,934,882      97,188     3.29          3,813,396      96,093     3.36
  Borrowings                                       680,426      27,372     5.36            773,532      30,364     5.23
                                               ------------  ----------                ------------  ----------
   Total liabilities                             4,615,308     124,560     3.60          4,586,928     126,457     3.68
 Noninterest-bearing items:                                  ----------  --------                    ----------  --------
  Noninterest-bearing deposits                      60,840                                  42,580
  Other liabilities                                 35,600                                  34,210
  Stockholders' equity                             266,187                                 174,857
                                               ------------                            ------------
   Total liabilities and stockholders' equity  $ 4,977,935                             $ 4,838,575
                                               ============                            ============

Net interest income                                          $ 127,081                               $ 136,675
Net interest spread (2)                                      ==========    4.41 %                    ==========    5.25 %
                                                                         ========                                ========
Net yield on interest-earning assets (3)                                   4.05 %                                  4.64 %
                                                                         ========                                ========
Interest-earning assets to interest-bearing liabilities                   90.61 %                                 85.59 %
                                                                         ========                                ========

(1)Includes loans held for sale and/or securitization.  Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)Equals annualized net interest income divided by the average balances of total interest-earning assets.
/TABLE

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

Volume and Rate Changes in Net Interest Income




                                             Nine Months Ended June 30, 1994
                                                       Compared to
                                             Nine Months Ended June 30, 1993
                                                   Increase (Decrease)
                                                    Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
(In thousands)                              Volume          Rate          Change
- - ---------------------------------        ------------   ------------   ------------
Interest income:
    Loans (2)                            $    58,433    $   (46,304)   $    12,129
    Mortgage-backed securities               (10,404)        (7,531)       (17,935)
    Trading securities                           917          -                917
    Federal funds sold                           248             63            311
    Investment securities                     (7,816)            41         (7,775)
    Other interest-earning assets                500            362            862
                                         ------------   ------------   ------------
        Total interest income                 41,878        (53,369)       (11,491)
                                         ------------   ------------   ------------


Interest expense:
    Deposit accounts                           3,890         (2,795)         1,095
    Borrowings                                (4,147)         1,155         (2,992)
                                         ------------   ------------   ------------
        Total interest expense                  (257)        (1,640)        (1,897)
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    42,135    $   (51,729)   $    (9,594)
                                         ============   ============   ============

(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.
/TABLE

Interest income for the 1994 period decreased $11.5 million (or 4.4%) from the level in the prior corresponding period, primarily as a result of lower average yields earned by the Bank on the principal categories of its interest-earning assets. The effect of the lower average yields on interest income was offset in part by higher average balances of loans receivable and, to a lesser extent, trading securities and other interest-earning assets.

The Bank's net interest spread declined to 4.41% in the 1994 period from 5.25% in the 1993 period. The decline reflected marketing strategies which included lower introductory rates for certain loan products, primarily credit card and home equity credit line loans; the resumption of active marketing of certain loan products, including credit card and automobile loans; the Bank's asset securitization activities; and, to a lesser extent, the adjustment of interest rates on certain of the Bank's adjustable-rate products reflecting previous declines in market interest rates to which the loan rates are indexed.

Interest income on loans, the largest category of interest-earning assets, increased by $12.1 million (or 6.8%) from the 1993 period. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $381.3 million (or 40.8%) as a result of increased origination of such loans during the current period. Interest income on these loans increased $14.6 million (or 28.0%) from the 1993 period. An increase of $7.2 million (or 124.7%) in interest income on consumer loans (other than credit card loans) was attributable to increased originations of automobile loans, which resulted in an increase in the average balances of consumer loans (to $209.9 million from $79.4 million). Average balances of commercial permanent loans increased $20.1 million (or 26.7%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. Average balances of credit card loans increased $75.3 million (or 8.9%) during the period, largely as a result of new account originations in connection with the Bank's resumption of active national solicitation of credit card accounts. Average balances of home equity credit line loans declined during the current period, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $194.2 million and $146.2 million of home equity credit line receivables in December 1992 and September 1993, respectively, contributed to a decline of $28.0 million (or 18.5%) in average balances of home equity credit line receivables, which contributed to a $1.9 million decline in interest income.

Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the loan portfolio in the 1994 period decreased by 195 basis points (to 9.52% from 11.47%) from the average yield in the 1993 period. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 14.92% from 17.74% and a decline of $9.4 million in interest income on these loans. The average yield on home equity credit line loans decreased to 6.65% from 7.06% primarily due to introductory rates on new home equity credit line loans. The average yield on single-family residential loans declined to 6.78% from 7.46%, as customers continued to refinance higher rate mortgage loans into lower rate mortgage loans. The effect of these lower yields was offset in part by an increase in the average yield on construction and ground loans of 19 basis points (from 6.63% to 6.82%).

Interest income on mortgage-backed securities decreased $17.9 million because of lower average interest rates and lower average balances, which resulted from the sale of $127.8 million of mortgage-backed securities during the 1993 period. Average interest rates declined to 5.72% from 6.43% primarily as a result of the early prepayment of higher rate mortgage-backed securities and the purchase of mortgage-backed securities with lower rates.

Interest income on investment securities decreased $7.8 million as a result of the sale in June 1993 of U.S. Government securities with a book balance of $172.9 million, which resulted in lower average balances of such securities.

Interest expense decreased $1.9 million (or 1.5%) for the 1994 period because of a decline of $3.0 million in interest expense on borrowings. The decrease in interest expense on borrowings was primarily attributable to a $4.5 million decrease in interest expense on repurchase agreement transactions. The decrease was offset in part by increased interest expense on FHLB of Atlanta advances.

The decrease in interest expense on borrowings was partially offset by a $1.1 million increase in interest expenses on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased principally as a result of an increase of $121.5 million in average deposit balances.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $27.6 million for the 1994 period from $55.9 million in the prior period. The provision for losses on credit card loans decreased $20.1 million primarily as a result of a decline in net charge-offs of credit card loans in fiscal 1994 and because the securitization and sale of $200.0 million of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million in the March 1994 quarter, and the securitization and sale of $300.0 million of credit card receivables in the June 1994 quarter, reduced the amount of such receivables against which the Bank maintains its reserve. The provision for losses on real estate loans decreased $7.9 million, reflecting the Bank's implementation of Statement of Position 92-3, "Accounting for Foreclosed Assets" during the December 1992 quarter. See "Financial Condition - Reserve for Losses."

Other Income. The increase in other income (to $111.7 million for the 1994 period from $90.5 million for the 1993 period) was attributable to an increase in earnings on real estate held for investment or sale and an increase in loan and deposit servicing fees. These increases were partially offset by a decrease in the gain on sale of investment securities and a decrease in credit card fees.

The $18.5 million increase in earnings on real estate held for investment or sale was primarily attributable to a decrease of $16.6 million in the provision for losses on such assets. The Bank's implementation of SOP 92-3 in the three months ended December 31, 1992 resulted in $19.0 million of additional provisions for real estate losses in that period in order to reduce the book value of the Bank's foreclosed assets to fair value. Also contributing to the increase in earnings on real estate held for investment or sale was an increase of $4.2 million in the gain recorded on sales of the Bank's REO properties. These results were partially offset by a $2.1 million decrease in the operating income generated by the Bank's REO properties.

An increase of $9.2 million in excess servicing fees and $1.8 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $13.7 million (or 28.0%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. Also contributing to the increase in loan and deposit servicing fees was a $1.5 million increase in excess servicing fees related to home equity credit line securitizations primarily due to a decrease in the average prepayment rate of the underlying receivables.

Gain on sale of investment securities decreased by $8.9 million as a result of the sale in the June 1993 quarter of U.S. Government securities with a book value of $172.9 million.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $6.1 million (or 30.2%) in the 1994 period from the prior period level. The decrease was primarily attributable to a $7.6 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of increased account activity. The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts.

Operating Expenses. Operating expenses for the 1994 period increased $50.3 million primarily as a result of increases in marketing expenses, salaries and employee benefits and data processing expenses. The $26.5 million increase in marketing expenses was primarily attributable to increased solicitation by the Bank of its credit card products and services in connection with the resumption of active national solicitation of new credit card accounts. The $14.3 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations and discretionary bonuses paid to substantially all employees in December 1993. The $5.1 million increase in data processing expenses was primarily attributable to an increase in the number of credit card accounts outstanding during the 1994 period.

                            OTHER INFORMATION






ITEM 6. Exhibits and Reports on Form 8-K

              On April 11, 1994, the Trust filed a Form 8-K to report the consummation of its sale of the Senior Secured Notes and to describe the terms of such securities.

              On May 23, 1994, the Trust filed a Form 8-K to report the appointment of Arthur Andersen & Co. to replace Stoy, Malone & Company as the Trust's independent public accountants.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            B.F. SAUL REAL ESTATE INVESTMENT TRUST
                            --------------------------------------
                                         (Registrant)



Date:  August 11, 1994              Stephen R. Halpin, Jr.
                                    -------------------------------
                                    Vice President
                                    Chief Financial Officer




Date:  August 11, 1994              Ross E. Heasley
                                    -------------------------------
                                    Vice President
                                    Principal Accounting Officer