Form 10-K
period 1994-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1994-12-29
CIK 86902

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20552

                                    FORM 10-K

   (Mark One)
- -
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -    ACT OF 1934

     For the fiscal year ended September 30, 1994

- -
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -    EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                          COMMISSION FILE NUMBER 1-7184

                     B.F. SAUL REAL ESTATE INVESTMENT TRUST
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

Securities registered pursuant to Section 12(b) of Act:

                                                  Name of each exchange on which
           Title of each class                              registered
           -------------------                    ------------------------------

                   N/A                                          N/A
- ----------------------------------------          ------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                       N/A
- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 1, 1994.

     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 1, 1994 was 4,826,910.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page


ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


              General. . . . . . . . . . . . . . . . . . . . . . . . . . .     1
              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .     3
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .    18

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    66

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .    66
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .    67

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .    68

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .    69

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .    70

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .    70

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .    74

      Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . .    74

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .    74
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .    75

      Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . .   102

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .   102
              Banking
               Liquidity . . . . . . . . . . . . . . . . . . . . . . . . .   105
               Capital . . . . . . . . . . . . . . . . . . . . . . . . . .   108

      Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   113

         Fiscal 1994 Compared to Fiscal 1993 . . . . . . . . . . . . . . .   114

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .   114
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .   118

      Fiscal 1993 Compared to Fiscal 1992. . . . . . . . . . . . . . . . .   127

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .   127
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .   128

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION . . . . . . .   F-1

      Management's Statement on Responsibility . . . . . . . . . . . . . .   134

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .   134

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST . . . . . . . . . .   134

      Executive Officers of the Trust Who Are Not Directors. . . . . . . .   135

      Committees of the Board of Trustees. . . . . . . . . . . . . . . . .   136

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .   137

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .   138

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .   140

              Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .   140
              Banking. . . . . . . . . . . . . . . . . . . . . . . . . . .   141

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .   143

                                     PART I

ITEM 1. BUSINESS

GENERAL

     B.F. Saul Real Estate Investment Trust (the "Trust") operates as an unincorporated common law trust governed by Maryland law. The Trust began its operations in 1964 as an unincorporated business trust organized under a Declaration of Trust governed by District of Columbia law. The Trust terminated its status as a qualified real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation.

     The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income- producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., formerly Chevy Chase Savings Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for approximately 93% of the Trust's consolidated assets at September 30, 1994. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

     The Trust recorded net income of $23.1 million in the fiscal year ended September 30, 1994, compared to net income of $4.5 million in the fiscal year ended September 30, 1993 and net income of $5.9 million in the fiscal year ended September 30, 1992.

     The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The Term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Trust" refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by Chevy Chase and its subsidiaries is identified by the term "Banking."

     The principal offices of the Trust are located at 8401 Connecticut Avenue, Chevy Chase, Maryland 20815, and the Trust's telephone number is (301) 986-6000.

     REAL ESTATE. The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the Mid Atlantic and Southeastern regions of the United States and consist principally of office and industrial projects, hotels and undeveloped land parcels.

     BANKING. Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1994 was conducting business from 81 full-service offices and 383 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank, which is headquartered in Montgomery County, Maryland, a suburban community of Washington, D.C., also maintains 17 loan production offices in Maryland, Virginia and the District of Columbia, 16 of which are operated by a wholly-owned mortgage banking subsidiary. At September 30, 1994, the Bank had total assets of $4.7 billion and total deposits of $4.0 billion. Based on total consolidated assets at September 30, 1994, Chevy Chase is the largest savings institution operating primarily in the Washington, D.C. metropolitan area and is also the largest savings institution headquartered in Maryland.

     Chevy Chase is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and credit card and other types of consumer loans. As a complement to its basic deposit and lending activities, the Bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries.

     Chevy Chase recorded operating income of $53.2 million for the year ended September 30, 1994, compared to operating income of $63.8 million for the year ended September 30, 1993. The Bank was in compliance with all of its regulatory capital requirements at September 30, 1994. The Bank's tangible, core (or leverage) and risk-based regulatory capital ratios at September 30, 1994 were 4.96%, 5.34% and 12.19%, respectively, compared to the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 of 1.5%, 3.0% and 8.0%, respectively. At September 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios of 5.34%, 6.95% and 12.19%, respectively, were sufficient for the Bank to meet the standards of 5.0%, 6.0% and 10.0%, respectively, for classification of the Bank as "well capitalized" under the "prompt corrective action" regulations of the Office of Thrift Supervision ("OTS"). In November 1994, the OTS revised its existing policy and announced that, beginning as early as December 1994, savings associations may exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. If this revised policy had been in effect on September 30, 1994, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64%, 7.35% and 12.66%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital."

     Chevy Chase is subject to comprehensive regulation, examination and supervision by the OTS and by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC.

                                   REAL ESTATE

REAL ESTATE INVESTMENTS

     The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1994.

                              OFFICE AND INDUSTRIAL

                                                                     Leasing Percentages             Expiring Leases (1)
                                                                 --------------------------       -------------------------
                                                      Gross            September 30,              Year Ending September 30,
                                                     Leasable    --------------------------       -------------------------
   Location               Name                       Area (1)     1994     1993       1992            1995          1996
- --------------------------------------------         --------    --------------------------       -------------------------
FLORIDA
Fort Lauderdale     Commerce Center-
                      Phase II,                        64,040      72%      53%        62%           6,948         2,220

GEORGIA
Atlanta             900 Circle 75 Parkway             345,502     100%      85%        82%         145,636        88,311
                    1000 Circle 75 Parkway             86,096      96%      97%        82%          24,496        25,241
                    1100 Circle 75 Parkway            267,460      98%      49%        84%          46,523        17,137
                    Perimeter Way                      57,605      52%      50%        52%          27,304         1,964

LOUISIANA
Metairie            Metairie Tower                     91,372      92%      90%        90%          35,166        12,669

VIRGINIA
Chantilly           Dulles South (2)                   38,502      63%      55%        49%           5,491         5,348
McLean              8201 Greensboro Drive             353,742      98%      90%        87%         229,379        36,694
Sterling            Dulles North (3)                   59,000      87%      86%        84%               0        15,665
                                                    ---------     ------------------------         ---------------------
                                                    1,363,319      93%      77%        81%         520,943       205,249

- ---------------------
(1)   Square feet.
(2) A Real Estate Trust subsidiary owns a 50% interest in this office building.
(3) A Real Estate Trust subsidiary owns a 99% interest in this office building.

                                     HOTELS

                                                                     Average Occupancy (1)           Average Room Rate
                                                                     ----------------------      -----------------------------
                                                                          Year Ended                   Year Ended
                                                                         September 30,                September 30,
                                                         Available   ----------------------      ----------------------------
  Location                   Name                          Rooms      1994    1993    1992        1994       1993       1992
- -------------    ------------------------------------    ---------   ------  ------  ------      ------     ------     ------
COLORADO
Pueblo           Holiday Inn - Pueblo                       193        79%     76%     78%       $48.75     $46.37     $44.62

MARYLAND
Gaithersburg     Holiday Inn - Gaithersburg                 303        57%     59%     66%       $60.12     $58.56     $56.44

NEW YORK
Rochester        Holiday Inn - Rochester                    280        64%     69%     74%       $64.24     $63.61     $63.66

OHIO
Cincinnati       Holiday Inn - Sharonville                  274        52%     52%     51%       $58.77     $55.83     $56.19

VIRGINIA
Arlington        Howard Johnsons - National Airport         279        70%     73%     69%       $65.27     $58.48     $60.67
McLean           Holiday Inn - Tysons Corner                315        74%     78%     77%       $64.41     $57.79     $60.09
Norfolk          Howard Johnsons - Norfolk                  344        42%     33%     69%       $36.00     $40.80     $34.54
Sterling         Hampton Inn - Dulles Airport (2)           127        73%     81%     71%       $54.10     $46.12     $45.86
                 Holiday Inn - Dulles Airport               297        65%     66%     62%       $56.84     $54.17     $56.64

                                                         ------      -----   -----   -----       ------     ------     ------
                               TOTALS                     2,412        62%     63%     68%       $57.57     $54.94     $54.01

- ---------------------

(1) Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(2)  A Real Estate Trust subsidiary owns a 99% interest in this hotel.
(3) On November 30, 1994, the Real Estate Trust acquired a 192-room Holiday Inn located in Auburn Hills, Michigan.

                                  LAND PARCELS

    Location                             Name                    Acres          Zoning
- -------------------------------------------------------------------------------------------------------
FLORIDA
Boca Raton                    Arvida Park of Commerce (1)           20          Mixed Use
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

KANSAS
Overland Park                 Overland Park                        162          Residential, Office and
                                                                                  Retail

MARYLAND
Gaithersburg                  Avenel Business Park                   8          Commercial
Rockville                     Flagship Centre                        8          Commercial

NEW YORK
Rochester                     Holiday Inn - Rochester Airport        3          Commercial

VIRGINIA
Loudoun County                Church Road                           40          Office & Industrial
                              Sterling Boulevard (2)                48          Industrial
                                                                  ----
                                                       Total       433

- ---------------------
(1) A Real Estate Trust subsidiary owns a 50% interest in 11 acres of this parcel.
(2)  A Real Estate Trust subsidiary owns a 99% interest in this parcel.

                          OTHER REAL ESTATE INVESTMENTS

       Location                                   Name
- --------------------------     -------------------------------------------------
PURCHASE - LEASEBACK PROPERTIES (1)
                                                                      Number
                                                                     of Units
                                                                  --------------
APARTMENTS
Louisiana                      Metairie          Chateau Dijon           336
Tennessee                      Knoxville         Country Club            232
                                                                       -----
                                                         Total           568

                                                                  Gross Leasable
                                                                     Area (2)
                                                                  --------------
SHOPPING CENTERS
Georgia                        Atlanta           Old National        160,000
                               Warner Robbins    Houston Mall        264,000
Wyoming                        Casper            Beverly Plaza       150,000
                                                                     -------
                                                         Total       574,000

     APARTMENT PROJECT
                                                                      Number
                                                                     of Units
                                                                  --------------
TEXAS                          Dallas            San Simeon              124

MISCELLANEOUS PROPERTY (RETAIL)
                                                                  Gross Leasable
                                                                     Area (2)
                                                                  --------------
MARYLAND                       Oxon Hill         Wheeler Road          24,000

- ---------------------
(1) The Real Estate Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)  Square feet.

     The investment portfolio consists principally of seasoned operating properties. The Real Estate Trust expects to hold its properties as long-term investments and has no maximum period for retention of any investment. It may acquire additional income- producing properties, expand and improve its properties, or sell such properties, as and when circumstances warrant.

INVESTMENT IN SAUL HOLDINGS LIMITED PARTNERSHIP

     On August 26, 1993 the Real Estate Trust consummated a series of transactions (together with related transactions, the "Formation Transactions") in which it transferred its 22 shopping center properties and one of its office properties (the "Transferred Properties"), together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership ("Saul Holdings Partnership"), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership (the "Subsidiary Partnerships" and, collectively with Saul Holdings Partnership, the "Partnerships"). In exchange for the Transferred Properties, the Real Estate Trust received a 21.5% limited partnership interest (and 3,495,713 partnership units corresponding thereto) in Saul Holdings Partnership, which it holds directly and through two wholly owned subsidiaries. Saul Centers, Inc. ("Saul Centers"), a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Entities under common control with the Trust (the "Trust Affiliates") received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions (the "Management Functions") and certain other properties to the Partnerships. In addition, the Trust Affiliates received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. B. Francis Saul II, the Chairman of the Board of Trustees and Chief Executive Officer of the Trust, serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

     The Real Estate Trust and the Trust Affiliates own rights (the "Rights") enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers common stock for each partnership unit at the end of a 36-month period commencing after the initial public offering, provided that they do not own Rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 24.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers common stock are listed on the New York Stock Exchange (trading symbol "BFS").

     In July 1994, Saul Centers established Saul QRS, Inc. and SC Finance Corporation, as wholly owned subsidiaries of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of one of the Subsidiary Partnerships, Saul Subsidiary I Limited Partnership, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, Saul Holdings Partnership transferred ten shopping centers previously owned by it to Saul Subsidiary I Limited Partnership as an additional capital contribution and the second Subsidiary Partnership, Saul Subsidiary II Limited Partnership, transferred one shopping center previously owned by it to Saul Subsidiary I Limited Partnership as an initial capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership currently owns a total of 17 shopping centers (the "Mortgaged Properties"). The Mortgaged Properties, which continue to be managed by Saul Holdings Partnership and Saul Subsidiary II Partnership, secure the mortgage purchased with the proceeds of issuance of the Mortgage Notes.

     At September 30, 1994, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 29 community and neighborhood shopping centers (including the 22 shopping centers transferred by the Real Estate Trust) located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia and one research park located in a Maryland suburb of Washington, D.C. (the "Portfolio Properties").

     SAUL CENTERS. Saul Centers has made an election to be treated as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the year ended December 31, 1993. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has announced that it intends to make regular quarterly dividend distributions to its stockholders.

     MANAGEMENT OF THE PROPERTIES. The Partnerships manage the Portfolio Properties and any subsequently acquired properties through the Management Functions, which include personnel and such functions as property management, leasing, design, renovation, development and accounting. The Management Functions provide the Partnerships with a fully integrated property management capability through approximately 150 professionals and staff personnel and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities.

     Saul Centers shares with the Real Estate Trust and the Trust Affiliates certain ancillary functions at cost, such as computer and payroll services, benefits administration and in-house legal services, and shares insurance expense on a pro rata basis. The Real Estate Trust and the Trust Affiliates sublease office space to Saul Centers at their cost. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by the independent directors of Saul Centers, who constitute five of the nine members of the Board of Directors.

     EXCLUSIVITY AGREEMENT AND RIGHT OF FIRST REFUSAL. The Real Estate Trust has entered into an Exclusivity Agreement (the "Exclusivity Agreement") with, and has granted a right of first refusal (the "Right of First Refusal") to, Saul Centers and the Partnerships (collectively, the "Company"). The purpose of these agreements is to minimize potential conflicts of interest between the Real Estate Trust and the Company. The Exclusivity Agreement and Right of First Refusal generally require the Real Estate Trust to conduct its shopping center business exclusively through the Company and to grant the Company a right of first refusal to purchase commercial properties and development sites that become available to the Real Estate Trust in the District of Columbia or adjacent suburban Maryland. Subject to the Exclusivity Agreement and Right of First Refusal, the Real Estate Trust has the right to continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties.

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

     REIMBURSEMENT AGREEMENT. Pursuant to a reimbursement agreement, as amended, among the partners of the Partnerships, the Real Estate Trust and those of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1994, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled $116.1 million. See Note 1 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that the Partnerships will be able to make all payments due with respect to their debt obligations.

     POTENTIAL CONFLICTS OF INTEREST. The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust and its subsidiaries at the date of the Formation Transactions (the "FMV" of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the "FMV-Tax Difference"). In the event Saul Centers or Saul QRS, Inc., acting as general partner of a Partnership, causes such Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. In general, if the gain recognized by the Partnership on such a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), all such gain will be allocated to the Real Estate Trust or its subsidiaries. To the extent the gain recognized by the Partnership on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all partners in Saul Holdings based on their relative percentage interests. In general, the amount of federal income tax liability in respect of gain allocated to the Real Estate Trust or its subsidiaries in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust or its subsidiaries as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, any release of the guarantees of such debt by the Real Estate Trust or its subsidiaries (described above under "Reimbursement Agreement") or any refinancings in which the Real Estate Trust or its subsidiaries do not assume a comparable obligation to that contained in the Reimbursement Agreement could cause the Real Estate Trust or its subsidiaries to have taxable constructive distributions without the receipt of any corresponding amounts of cash. See Note 2 to the Consolidated Financial Statements in this report.

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

COMPETITION

     As an owner of, or investor in, commercial real estate properties, the Real Estate Trust is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities such as parking, and the ability to provide rent concessions and additional tenant improvements without increasing rent. Management believes that general economic circumstances and trends and new properties in the vicinity of each of the Real Estate Trust's properties also will be competitive factors.

ENVIRONMENTAL MATTERS

     The Real Estate Trust's properties are subject to various laws and regulations relating to environmental and pollution controls. Although the effect upon the Real Estate Trust of the application of such laws and regulations cannot be predicted with certainty, management believes that their application either prospectively or retrospectively will not have a material adverse effect on the Real Estate Trust's property operations. As a matter of policy, the Real Estate Trust requires an environmental study to be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property.

RELATIONSHIPS WITH B. F. SAUL COMPANY

     The Real Estate Trust has significant relationships with B. F. Saul Company (the "Saul Company") and two of the Saul Company's wholly owned subsidiaries, B.
F. Saul Advisory Company (the "Advisor") and Franklin Property Company ("Franklin"). The Saul Company, founded in 1892, specializes in real estate investment, financing and management services, including acquisitions, management and leasing and insurance. B. Francis Saul II, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, is Chairman and President of the Saul Company.

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

     The Trustees, including the two independent Trustees, review the fees and compensation arrangements between the Real Estate Trust and the Saul Company and its related entities and affiliates and believe that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources. See "Certain Relationships and Related Transactions."

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

     If the Bank were to become undercapitalized under the prompt corrective action regulations (See "Banking - Regulation - Prompt Corrective Action"), it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the Bank would take to become adequately capitalized.

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

FEDERAL TAXATION

     The Trust terminated its status as a real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. The Trust's real estate operations have generated sizeable depreciation, interest and other deductions in excess of its total income, and as a result the Trust has had substantial net operating loss carryovers for federal income tax purposes ("NOLs"). The Trust and its subsidiaries join in the filing of a consolidated federal income tax return using the accrual method of accounting on the basis of a fiscal year ending September 30.

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

     The Internal Revenue Service ("IRS") has completed audits of the federal income tax returns of the Bank for the taxable years ended December 31, 1988, December 31, 1989 and June 27, 1990.

     BAD DEBT RESERVE. Savings institutions that satisfy certain requirements are permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To qualify for this treatment, at least 60% of a savings institution's assets must be "qualifying assets," which include cash, certain U.S. Government and state government securities, obligations of certain deposit insurance corporations, loans secured by interests in residential real property and loans made for the improvement of residential real property.

     A qualifying thrift generally may compute the amount of the addition to a reserve for losses on qualifying real property loans under the more favorable of the "experience method," which is based on the institution's actual loan loss experience over a prescribed period, or the "percentage of taxable income method," which is based on a fixed percentage (i.e., 8%) of the institution's taxable income.

     The Bank has calculated the bad debt deduction for tax purposes under the experience method since calendar year 1988. If the Bank were not treated as a qualifying institution for any taxable year, it would be required to recapture its bad debt reserve (for 1994, approximately $78.0 million) into taxable income. In addition, the Bank would be allowed to deduct only those bad debts that actually were sustained during the taxable year. If the Bank were no longer permitted to use the reserve method, the change would not have a significant adverse effect on the Bank's reported earnings under generally accepted accounting principles.

     CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. On June 28, 1990, the Trust increased its ownership of the common stock of Chevy Chase from 60% to 80%. As a result of the Trust's 80% ownership of the common stock of the Bank, for federal income tax purposes Chevy Chase became a member of the Trust's affiliated group filing consolidated federal income tax returns for taxable years beginning on and after June 28, 1990. In recent years, the operations of the Trust have generated significant net operating losses. The Trust's NOLs as of its taxable year beginning October 1, 1994 are approximately $39.9 million. It is anticipated that, because Chevy Chase's operations will be included in the Trust's consolidated returns for the foreseeable future, these NOLs, and any other operating losses generated by the Trust or its other subsidiaries, will be available to reduce the federal income taxes that otherwise would be payable by Chevy Chase (and the other members of the Trust's affiliated group that have taxable income). Under the terms of a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"), Chevy Chase is obligated to make payments to the Trust based on its taxable income, as explained more fully below. However, under the written agreement between Chevy Chase and the OTS (see "Banking - Regulation - Regulatory Capital"), Chevy Chase has agreed not to make tax sharing payments without the prior approval of the OTS.

     The Tax Sharing Agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no tax liability or the group's tax liability is less than the sum of such amounts. Under the Tax Sharing Agreement, the Trust, in turn, is obligated to pay to the applicable tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse such member on a dollar-for-dollar basis from the amounts paid to the Trust by the other members of the group, thereby compensating the member for the group's use of its net operating losses or tax credits.

     The Bank made a tax sharing payment of $20.6 million in fiscal 1990, tax sharing payments totaling $29.6 million in fiscal 1991 and a tax sharing payment of $5.0 million in fiscal 1993. OTS approval of the $5.0 million payment made in fiscal 1993 was conditioned on a pledge by or on behalf of the Trust of certain Trust assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge, the OTS approved, and the Bank made, tax sharing payments of $9.6 million to the Trust in fiscal 1994. It is expected that the Bank will have taxable income over the next several years and that the Trust's NOLs and any additional operating losses will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group). At September 30, 1994, the amount of tax sharing payments due to the Trust, but then unpaid, was $12.0 million. Subsequent to such date, the Bank made a tax sharing payment of $5.0 million to the Trust.

     In general, if the Bank has net operating losses or unused tax credits in any taxable year, under the Tax Sharing Agreement the Trust is obligated to reimburse the Bank in an amount generally equal to (i) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (ii) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group (but not in excess of the net amount paid by the Bank to the Trust pursuant to the Tax Sharing Agreement). There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the Bank to the Trust which, as described above under "Holding Company Regulation," is prohibited under current law. The Tax Sharing Agreement itself does not provide for any remedies upon a breach by any party of its obligations under the Agreement. As noted above, at September 30, 1994 $12.0 million of tax sharing payments were due to the Trust (of which $5 million was subsequently paid). Any reimbursement obligation of the Trust should be available to be offset against any obligation of the Bank to the Trust under the Tax Sharing Agreement that is unpaid at the time the reimbursement obligation arises.

STATE TAXATION

     Maryland law does not allow the filing of consolidated income tax returns, and thus the Trust, the Bank and the subsidiaries of the Trust and the Bank subject to Maryland tax are required to file separately in Maryland. The Trust, the Bank and their respective subsidiaries are also subject to income taxes in other states.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for member savings institutions. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the Bank obtains advances from the FHLB. At September 30, 1994, the Bank had outstanding a $100.0 million advance from the FHLB of Atlanta. See Note 22 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

     As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:
(i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home-purchase contracts and similar obligations); (ii) 0.3% of total assets; (iii) $500; or
(iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $31.9 million in FHLB stock at September 30, 1994. The Bank earned dividends of $1.8 million during each of the years ended September 30, 1994 and 1993, at weighted average annual rates of 5.65% and 5.63%, respectively, during such years.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds and specified U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding month's average balances), plus borrowings (or portions thereof) payable in one year or less. This liquidity requirement is currently 5.0%. Federal regulations also require that each institution maintain an average daily balance of short-term liquid assets equal to at least 1.0% of its average daily balance of deposits, plus borrowings payable in one year or less. If an institution's liquid assets or short-term liquid assets at any time do not at least equal (on an average daily basis for the month) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1994, the Bank was in compliance with both requirements, with a liquid assets ratio of 18.6% and a short-term liquid assets ratio of 5.1%.

     DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the Bank is required to pay premiums to SAIF for insurance of its accounts. The FDIC has adopted a risk-based premium system, which took effect October 1, 1993, pursuant to which an institution pays premiums for deposit insurance ranging from 0.23% to 0.31% based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

     Although the FDIC insures commercial banks as well as thrifts, the insurance reserve funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund ("BIF") and the SAIF, respectively. The FDIC is required to increase the reserves of both the BIF and the SAIF to 1.25% of insured deposits over a reasonable period of time and thereafter to maintain such reserves at not less than that level. According to forecasts by the FDIC and others, the BIF reserve is expected to reach 1.25% of insured deposits as early as mid-1995, at which point the insurance premium that commercial banks are required to pay could be reduced substantially. On the other hand, the SAIF, of which Chevy Chase is a member, is not expected to achieve the required 1.25% level until at least 2002 without Congressional action to provide additional funding or merge the BIF and SAIF. The potential resulting disparity in insurance premiums for commercial banks and thrifts could lead to a competitive disadvantage for the thrift industry in the pricing of loans and deposits and the incurrence of operating costs.

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

     REGULATORY CAPITAL. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the Bank, are subject to a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1994, the Bank's tangible, core and total risk-based regulatory capital ratios were 4.96%, 5.34% and 12.19%, respectively, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00%, respectively, in effect at that date. If the OTS policy to exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital had been in effect on September 30, 1994, the Bank's tangible, core and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64% and 12.66%, respectively.

     Under the minimum leverage ratio under FIRREA, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 3.0%. However, under the OTS "prompt corrective action" regulations, an institution that is not in the highest supervisory category must maintain a minimum leverage ratio of 4.0% to be considered an "adequately capitalized" institution. See "Prompt Corrective Action." "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible assets, except that purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs") may be included up to an aggregate amount of 50% of core capital. PCCRs are also subject to a sublimit of 25% of core capital. For these purposes, PMSRs and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1994, the Bank had qualifying PMSRs of $13.2 million, which constituted 5.4% of core capital at that date, and had no PCCRs. Prior to March 4, 1994, PCCRs were not includable in core capital and PMSRs were includable, subject to a limit of 50% of core capital, at the lowest of 90% of fair market value, 90% of original cost or 100% of the current amortized book value.

     The amount of qualifying supervisory goodwill that may be included in core capital was limited to 0.75% from January 1, 1993 through December 31, 1993, and is limited to 0.375% beginning January 1, 1994 and will be reduced to 0% beginning January 1, 1995. Phase-outs from capital also apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an

80% loan-to-value ratio.

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

     A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and general loan and lease loss reserves (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1994, the Bank had $43.0 million in general reserves on loans and leases, all of which was includable as supplementary capital.

     Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. The Bank has a $10.0 million capital note outstanding which is treated in accordance with the rules in effect at November 7, 1989, the date of issuance of the new regulation. At September 30, 1994, the Bank had $160.0 million in maturing capital instruments, of which $152.9 million was includable as supplementary capital. See "Deposits and Other Sources of Funds - Borrowings."

     FDICIA required OTS and the other regulators to revise their risk-based capital standards to take into account interest-rate risk, concentration of credit risk and the risks of non-traditional activities. The OTS amended its risk-based capital rules effective January 1, 1994 to incorporate interest-rate risk measures to complement measures which already have been established for credit risk. An institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates is required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. At September 30, 1994, the Bank was not required to maintain additional amounts of risk-based capital under the interest rate risk component of the capital regulations.

     Effective January 17, 1995, the OTS will take into account concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to an individual minimum capital requirement. Based upon its review of the regulation, management does not believe that this change will cause the OTS to increase the Bank's minimum capital requirements.

     OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1994, investments in non-includable subsidiaries are subject to a 40% phase-out from all three FIRREA capital requirements. This phase-out will increase to 60% on July 1, 1995 and 100% on July 1, 1996 in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992.

     All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1994, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $27.2 million, which was $44.3 million less than the level of such investments in, and extensions of credit to, its non-includable subsidiaries as of the regulatory "grandfather" date of April 12, 1989. Of the $27.2 million, $10.0 million constituted a deduction from tangible capital. Chevy Chase currently intends to continue to operate its non-includable subsidiaries, but to reduce gradually its aggregate investments in, and extensions of credit to, such subsidiaries.

     OTS capital regulations also require the deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The deduction from total capital increased from 60% to 100% effective July 1, 1994. The Bank's only equity investments at
September 30, 1994 are certain properties classified as real estate held for sale which the Bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1994, the book value of these properties after subsequent valuation allowances amounted to $38.6 million, of which $34.0 million was required to be deducted from total capital. The Bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1994.

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

     In October 1993, the Bank and the OTS amended a written agreement dated September 30, 1991 that imposed certain restrictions on the Bank. As amended, the agreement continues to address transactions with affiliates, reduction of real estate acquired in settlement of loans, and asset quality. Specifically, the Bank has agreed that it will not, without receiving the prior approval of the OTS, (i) increase its investment in certain of its planned unit developments ("Communities"), including the four Communities which are under active development, beyond specified levels, (ii) make any additional tax sharing payments to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's common stock, or (iii) engage in any other transaction with the Trust. In addition, the Bank must (i) provide the OTS with 15 days notice prior to selling any asset with a value over $20 million, (ii) make every effort to reduce its exposure in certain of its Communities, including the four active Communities, (iii) notify the OTS 15 days prior to rejecting any purchase offers for the Communities and (iv) sell any single-family permanent loans for purchases of homes in the Communities if the terms of those loans are more favorable to the borrowers than terms prevailing in the general market. The amended agreement also requires the Bank to submit various periodic reports to the OTS. A material violation of the agreement could subject the Bank to additional regulatory sanctions. Management believes the Bank is in material compliance with the agreement.

     The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not indicated any intention to exercise its authority to do so with respect to the Bank.

     PROMPT CORRECTIVE ACTION. Pursuant to FDICIA, the OTS and the other federal agencies regulating financial institutions have adopted regulations which apply to every FDIC-insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories to which institutions are assigned for purposes of determining their treatment under these prompt corrective action provisions. An institution is categorized as "well capitalized" under the regulations if (i) it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level. An institution is considered "adequately capitalized" if such capital ratios are at least 4.0% (3.0% if rated in the highest supervisory category), 4.0% and 8.0%, respectively. An institution with a leverage ratio below 4.0% (3.0% if rated in the highest supervisory category), a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0% is considered "undercapitalized" and an institution with ratios under 3.0%, 3.0% or 6.0%, respectively, is considered "significantly undercapitalized." Finally, an institution is considered "critically undercapitalized," and subject to provisions mandating appointment of a conservator or receiver, if its ratio of "tangible equity" (generally defined by the OTS as core capital plus cumulative perpetual preferred stock) to total assets is 2.0% or less. An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

     At September 30, 1994, based on the Bank's understanding of regulations in effect on that date, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 5.34%, 6.95% and 12.19%, respectively, which exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% established under the prompt corrective action regulations for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to maintain a specific capital level. On a fully phased-in basis, at September 30, 1994, the Bank would exceed the capital standards established for "adequately capitalized" institutions. If the OTS policy to exclude unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital had been in effect on September 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios would have been 5.64%, 7.35% and 12.66%, respectively.

     GROWTH RESTRICTIONS. Primarily because of its level of non-performing assets, the Bank remains subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from OTS. The OTS notified the Bank on September 10, 1993 that it would waive this restriction for the period from July 1, 1993 through June 30, 1994 to allow for an increase in total assets of up to $500 million, subject to the conditions, among others, that the Bank's regulatory capital ratios increase with asset growth and that the Bank maintain sufficient capital to meet the "well capitalized" ratios under the OTS's prompt corrective action regulations. In addition, on September 27, 1994, the OTS notified the Bank that it would not object to an increase in the Bank's total assets of approximately $75 million for the quarter ended September 30, 1994.

     QUALIFIED THRIFT LENDER ("QTL") TEST. Insured savings institutions like the Bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires thrifts to maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of such percentage is the thrift's "qualified thrift investments" and the denominator is the thrift's "portfolio assets." "Portfolio assets" is defined as total assets minus (i) the thrift's premises and equipment used to conduct its business, (ii) liquid assets, as defined, and
(iii) intangible assets, including goodwill and purchased residential mortgage loan servicing rights. The QTL test must be met on a monthly average basis in nine out of every 12 months.

     At September 30, 1994, the Bank had 78.2% of its portfolio assets invested in qualified thrift investments. Additionally, the Bank met the QTL test in each of the previous 12 months.

     At least 55% of a thrift's "qualified thrift investments" must consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities and FHLB and Federal National Mortgage Association stock. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs (low or moderate income areas where credit demand exceeds supply) and loans for personal, family household or educational purposes (which may not exceed 10% of portfolio assets). Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

     An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to be a QTL, it (i) may not make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank, (ii) may not establish any new branch office at any location at which a national bank could not establish a branch office, (iii) may not obtain new advances from the applicable FHLB and (iv) may not pay dividends beyond the amounts permissible if it were a national bank. One year following an institution's failure to meet the test, the institution's holding company parent must register and be subject to supervision as a bank holding company.

Three years after failure to remain a QTL, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank, and must repay any outstanding FHLB advances as promptly as possible consistent with the safe and sound operation of the institution.

     Because Chevy Chase is engaged in activities that are not currently permissible for national banks (i.e., its investments in subsidiaries that engage in real estate development activities), failure to satisfy the QTL test would require a significant change in Chevy Chase's current activities and would require a divestiture of any prohibited assets held at such time. Depending on the level of such activities at the time, compliance with these restrictions could have a significant adverse effect on the Bank. In addition, because the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies, failure by Chevy Chase to remain a QTL, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the Bank.

     The Bank has received permission from the OTS to include a specified percentage of the Bank's credit card portfolio as "housing-related" qualified thrift investments if the Bank otherwise would not meet the 65% requirement. The specified percentage is based on a statistical methodology approved by the OTS which must be updated annually. The only time the Bank has needed to include housing-relating credit card balances to meet the QTL test was in the quarter ended March 31, 1989.

     The Bank has taken, and will continue to take, steps to meet the QTL test by structuring its balance sheet to include the required percentage of qualified thrift investments. The Bank's credit card loan securitization and sales activity to date has been undertaken, in part, to meet these objectives.

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

     Institutions are divided into three tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their "fully phased-in" capital requirements and which have not been notified by the OTS that they are "in need of more than normal supervision." Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (i) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital (i.e., the excess of capital over the fully phased-in requirement) at the beginning of the calendar year in which the distribution is made or (ii) 75% of net income for the most recent four quarters.

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

     The OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. The OTS has approved the payment of dividends on the Bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), provided that (i) immediately after giving effect to the dividend payment, the Bank's core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively;
(ii) dividends are earned and payable in accordance with the OTS capital distribution regulation; and (iii) the Bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

     At September 30, 1994, the Bank had sufficient levels of capital to be a Tier 1 institution. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution. In December 1994, the OTS proposed to amend its capital distribution regulation to simplify it and to conform it to the system of "prompt corrective action" established by FDICIA. The proposal would replace the current "tiered" approach with one that, in accordance with the OTS's "prompt corrective action" rule, would allow associations to make only those capital distributions that would not cause capital to drop below the level required to remain adequately capitalized. Those associations that are held by a savings and loan holding company, such as the Bank, or that receive a composite supervisory rating lower than "2" would continue to be required to notify the OTS prior to making any capital distributions. Those associations that are undercapitalized or that would be undercapitalized following a capital distribution, or that are not undercapitalized but are in "troubled condition," could make a capital distribution only upon application to and approval by the OTS. The proposal would delete the current numerical restrictions on the amount of permissible capital distributions.


     In May 1988, in connection with the merger of a Virginia thrift into the Bank, the Saul Company and the Trust entered into a capital maintenance agreement in which they agreed not to cause the Bank without prior written approval of its federal regulator to pay "dividends" in any fiscal year in excess of 50% of the Bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year. However, under the OTS capital distribution rule, with the OTS's written approval, the Bank could substitute the requirements of the proposed rule for any more stringent requirements imposed on it by a previous written agreement.


     The Bank also is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the Bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 (the "Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million, (ii) 662/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and
(iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the Indenture, the Indenture does not restrict the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock.

     The payment of any dividends on the Bank's common stock and Preferred Stock will be determined by the Board of Directors based on the Bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant by the Board of Directors, including applicable government regulations and policies. See "Deposits and Other Sources of Funds - Borrowings."

     LENDING LIMITS. Since FIRREA, thrift institutions have been subject to the same loans-to-one-borrower limits that apply to national banks. With certain exceptions, the limits prohibit an institution from lending to one borrower (including certain related entities of the borrower) in an amount in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's loans-to-one-borrower limit was approximately $73.9 million at September 30, 1994, and no group relationships exceeded this limit at that date.

     SAFETY AND SOUNDNESS STANDARDS. FDICIA, as amended in September 1994, requires the federal financial institution regulators to devise standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The agencies have discretion to impose the standards through either regulations or guidelines. Any institution that fails to meet a standard that is imposed through regulation must submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

     In November 1993, the OTS and the other federal bank regulators published a joint notice of proposed rulemaking that solicited comment on proposed standards in these areas. Based on its review of the proposed regulation, management does not believe that these new requirements, if adopted substantially in the form proposed, would have a material adverse effect on the Bank's operations.

     DISPOSITION OF ADC INVESTMENTS. Acquisition, development and construction ("ADC") loans classified as investments in real estate for accounting purposes are considered as ownership interests in real estate and, therefore, are not authorized investments for the Bank to hold directly. The OTS has directed the Bank to refrain from entering into additional transactions of this nature in the future and to seek opportunities to remove existing ADC transactions that constitute real estate investments from its books as quickly as possible without material loss. At September 30, 1994, the Bank had only one ADC loan, with a book value of $8.9 million, before valuation allowances of $2.0 million, classified as an investment in real estate.

     REGULATORY ASSESSMENTS. Pursuant to authority under FIRREA, the OTS has adopted the following fees to fund its operations: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees and
(v) publication fees. Of these fees, the asset-based assessments are the most significant. Such assessments, which are paid semi-annually every January 31 and July 31, incorporate a "general assessment" which varies depending on the asset size of the institution and an additional "premium assessment" for certain institutions requiring increased supervision. The Bank has been subject to this 50% "premium assessment" since October 1, 1991. As a result, the semi-annual assessment for the six-month period ending December 31, 1994 was $525,268, comprising a general assessment of $350,179 and a premium assessment of $175,089.

     OTHER REGULATIONS AND LEGISLATION. As a thrift institution, Chevy Chase continues to be subject to a requirement that it obtain prior approval of the OTS before merging with another institution or before increasing its insured accounts through merger, consolidation, purchase of assets or assumption of liabilities. Also, as a SAIF-insured institution, the Bank is subject to limitations on its ability to buy or sell deposits from or to, or to combine with, a BIF-insured institution. Despite these restrictions, SAIF-insured thrifts may be acquired by banks or by bank holding companies under certain circumstances.

     FIRREA substantially strengthened the enforcement powers of the federal agencies regulating financial institutions and increased the maximum penalties for violation of laws and regulations to as much as $1 million per day.

     FDICIA imposes numerous oversight requirements on financial institutions. Among other things, FDICIA requires the Bank's management to submit an annual report on the condition of the Bank to the FDIC and the OTS.

     Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they
(i) meet their regulatory capital requirement; (ii) either have a satisfactory record under the OTS's regulations implementing the Community Reinvestment Act

("CRA") or have committed to improve their investment-related practices and performance to the satisfaction of the OTS; (iii) meet the domestic building and loan test of section 7701(a)(19) of the Internal Revenue Code or the asset composition test of subparagraph (C) of that section; and (iv) meet the domestic building and loan test or the asset composition test with respect to each state outside of its home state where the association has established branches.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board ("FRB") requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts. Prior to December 20, 1994, the first $4.0 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $47.9 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $51.9 million were subject to a 10.0% reserve requirement. Effective December 20, 1994, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.0 million to $4.2 million and increased the "low reserve tranche" from $47.9 million to $49.8 million. The Bank met its reserve requirements for each period during the year ended September 30, 1994. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

     Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act and the OTS's implementing regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In connection with its examination of a savings association, the OTS is required to assess the institution's record in satisfying the intent of the CRA. In addition, the OTS is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

     The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. However, in September 1994, the OTS issued a final CRA evaluation which criticized several aspects of the Bank's CRA performance and changed the Bank's rating from "satisfactory" to "needs to improve." The OTS evaluation, which was based on an examination dated May 17, 1993, focused largely on the Bank's lending performance during 1991 and 1992. Management believes that the OTS evaluation failed to give sufficient weight to the Bank's subsequent lending performance under CRA after it emerged from the effects of the recession in those years. See "Single-Family Residential Real Estate Lending."

     In September 1994, the federal bank regulatory agencies issued for public comment proposed revisions to the CRA regulations that are designed to focus the CRA examination process on an institution's actual performance in meeting the credit needs of low- and moderate-income neighborhoods rather than on its CRA compliance procedures. Specifically, an institution would be evaluated on the basis of its lending and investment in, and provision of services, to low- and moderate-income areas. Institutions like the Bank, with more than $250 million in assets, would be required to report additional data concerning consumer and small business loans. If these revised regulations are adopted as proposed, they would be effective as of July 1, 1996.

     OTHER ASPECTS OF FEDERAL LAW. The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

     RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), was issued in October 1994. SFAS 119 requires companies to disclose the amount, nature and terms of derivative financial instruments. Because SFAS 119 addresses only disclosure-related issues, its adoption will not have an impact on the financial condition or results of operations of the Bank. Adoption of SFAS 119 is required for fiscal years ending after December 15, 1994. The Bank will be required to adopt SFAS 119 by September 30, 1995.

MARKET AREA

     The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.9% in September 1994, compared to the national rate of 5.6%.

     Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and, to a lesser extent, Fairfax County in Virginia. Approximately 25.3% of the Bank's deposits at September 30, 1994 were obtained from depositors residing outside of Maryland, primarily in Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery
County at June 30, 1994, according to published industry statistics.   The per
capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in both Montgomery and Fairfax Counties in September 1994 (3.1%) was below the national rate (5.6%) and state rates (5.2% for Maryland and 4.9% for Virginia) for the same month.

     The Bank historically has concentrated its lending activities in the Washington, D.C. metropolitan area. See "Lending Activities."

INVESTMENT AND OTHER SECURITIES

     The Bank is required by OTS regulations to maintain a specific minimum amount of liquid assets and short-term liquid assets invested in certain qualifying types of investments. See "Regulation - Liquidity Requirements." To meet these requirements, the Bank maintains a portfolio of cash, federal funds and mortgage-backed securities with final maturities of five years or less. The balance of investments in excess of regulatory requirements reflects management's objective of maintaining liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

     Investment and mortgage-backed securities available-for-sale are reported at fair value, with unrealized gains and losses reported as a net amount in a separate component of stockholders' equity, net of the related income tax effect.

     The OTS has adopted guidelines governing investment securities held by SAIF-insured institutions. The guidelines require that investments in securities be accounted for in accordance with GAAP, summarize the applicable accounting principles and provide guidance regarding the application of GAAP in determining whether securities are properly classified as held-to-maturity, available-for-sale or trading.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At September 30, 1994, the Bank's loan portfolio totaled $2.5 billion, which represented 53.7% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities.) Loans collateralized by single-family residences constituted 55.2% of the loan portfolio at that date.

     The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.

                                 Loan Portfolio
                             (Dollars in thousands)



                                                                    September 30,
                       -------------------------------------------------------------------------------------------------------
                              1994                 1993                 1992                 1991                 1990
                       -------------------  -------------------  -------------------  -------------------  -------------------
                                    % of                 % of                 % of                 % of                 % of
(Dollars in thousands)   Balance   Total      Balance   Total      Balance   Total      Balance   Total      Balance   Total
                       ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- -------

Residential (1)        $1,369,571   53.8 %  $1,287,333   53.6 %  $  933,867   41.6 %  $1,345,409   41.7 %  $1,031,628   32.2 %

Home equity (1)            34,708    1.4        60,549    2.5       223,148    9.9       289,976    9.0       711,363   22.2

Commercial and
 multifamily               84,210    3.3        94,079    3.9        61,522    2.7        69,097    2.1        89,759    2.8

Real estate
 construction and
 ground                    52,350    2.0        62,637    2.6        92,215    4.1       133,852    4.2       277,061    8.6

Credit card (1)           650,199   25.5       754,520   31.4       872,672   38.9     1,302,008   40.4       883,722   27.6

Automobile                289,346   11.4       106,725    4.4        19,910    0.9        16,924    0.5       115,083    3.6

Other                      66,851    2.6        38,048    1.6        42,019    1.9        67,659    2.1        96,476    3.0
                       ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- -------

                        2,547,235  100.0 %   2,403,891  100.0 %   2,245,353  100.0 %   3,224,925  100.0 %   3,205,092  100.0 %
                       ----------- =======  ----------- =======  ----------- =======  ----------- =======  ----------- =======
Less:

 Unearned premiums
   and discounts            1,438                1,543                2,589                6,002                7,037

 Deferred loan
   origination fees
   (costs)                (10,604)              (3,472)               1,889                6,612                7,721

 Reserve for loan
   losses                  50,205               68,040               78,818               89,745               58,339

                       -----------          -----------          -----------          -----------          -----------
                           41,039               66,111               83,296              102,359               73,097
                       -----------          -----------          -----------          -----------          -----------
     Total loans
       receivable      $2,506,196           $2,337,780           $2,162,057           $3,122,566           $3,131,995
                       ===========          ===========          ===========          ===========          ===========

(1)  Includes loans held for sale and/or securitization.

     The Bank will continue to adjust the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Regulation - Regulatory Capital" and "- Qualified Thrift Lender ("QTL") Test" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- - Banking - Asset and Liability Management."

     CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1994. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 1995, because such loans are expected to be sold in less than one year.

                        Contractual Principal Repayments
                                 (In thousands)


                                       Principal                            Approximate Principal Repayments
                                        Balance                             Due in Years Ending September 30,
                                     Outstanding at  -------------------------------------------------------------------------------
                                     September 30,
                                                                                                                          2010 and
                                        1994  (1)       1995       1996       1997     1998-1999   2000-2004   2005-2009  Thereafter
                                     --------------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Residential                          $   1,335,645   $ 26,574   $ 25,035   $ 26,022   $  54,959   $ 236,383   $ 170,021   $  796,651
Home equity                                 34,708        914      1,625      5,688         509           6       5,859       20,107
Commercial and multifamily                  84,210      7,630      9,887      8,472      20,539      35,637       2,045        -
Real estate construction and ground         52,350     45,766      6,584       -           -           -           -           -
Credit card (2)                            535,199    104,050     87,324     69,638     103,077     116,956      54,154        -
Other                                      356,197     79,851     76,723     81,333     118,290        -           -           -
Loans held for sale                         33,926     33,926       -          -           -           -           -           -
Loans held for securitization
    and sale                               115,000    115,000       -          -           -           -           -           -
                                     --------------  ---------  ---------  ---------  ----------  ----------  ---------- -----------
  Total loans receivable (3)         $   2,547,235   $413,711   $207,178   $191,153   $ 297,374   $ 388,982   $ 232,079   $  816,758
                                     ==============  =========  =========  =========  ==========  ==========  ========== ===========

Fixed-rate loans                     $     534,384   $ 77,622   $ 85,580   $ 89,166   $ 139,655   $  94,802   $  11,932   $   35,627
Adjustable-rate loans                    1,863,925    187,163    121,598    101,987     157,719     294,180     220,147      781,131
Loans held for sale                         33,926     33,926       -          -           -           -           -           -
Loans held for securitization
    and sale                               115,000    115,000       -          -           -           -           -           -
                                      -------------  ---------  ---------  ---------  ----------  ----------  ----------  ----------

  Total loans receivable (3)         $   2,547,235   $413,711   $207,178   $191,153   $ 297,374   $ 388,982   $ 232,079   $  816,758
                                     ==============  =========  =========  =========  ==========  ==========  ==========  ==========

(1) Of the total amount of loans outstanding at September 30, 1994 which were due after one year, an aggregate principal balance of approximately $456.8 million had fixed interest rates and an aggregate principal balance of approximately $1.7 billion had adjustable interest rates.
(2) Estimated repayments of credit card loans reflect the required minimum payments.
(3) Before deduction of reserve for loan losses, unearned discounts and deferred loan origination fees (costs).

     Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA") -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1994, principal repayments of $265.4 million are contractually due to the Bank within the next year. Of the $265.4 million, $77.6 million is contractually due on fixed-rate loans and $186.8 million is contractually due on adjustable-rate loans.

     ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The following table shows changes in the composition of the Bank's real estate loan portfolio and the net change in mortgage-backed securities.

              Origination, Purchase and Sale of Real Estate Loans
                                (In thousands)



                                                                    For the Year Ended September 30,
                                                          -----------------------------------------------------
                                                               1994                1993                1992
                                                          -------------       -------------       -------------

Real estate loan originations and purchases: (1)

Residential and home equity                               $  1,570,155        $  1,758,484        $  1,246,367
Commercial and multifamily                                       9,582              42,718               5,350
Real estate construction and ground                             47,693              41,675              40,943
                                                          -------------       -------------       -------------
Total originations and purchases                             1,627,430           1,842,877           1,292,660
                                                          -------------       -------------       -------------

Principal repayments                                          (389,847)           (346,645)           (251,865)
Sales (2)                                                     (800,506)           (785,255)           (568,955)
Loans transferred to real estate acquired in
  settlement of loans or in-substance foreclosures              (4,106)            (23,158)            (43,046)
Other                                                             (869)                -                (1,809)
                                                          -------------       -------------       -------------
                                                            (1,195,328)         (1,155,058)           (865,675)

Transfers to mortgage-backed securities (3)                   (396,189)           (493,973)           (954,567)
                                                          -------------       -------------       -------------

Increase (decrease) in real estate loans                  $     35,913        $    193,846        $   (527,582)
                                                          =============       =============       =============


(1) Excludes unfunded commitments.
(2) Includes securitization and sale of home equity credit line receivables of $181.9 millon, $340.4 million and  $253.6 million for the years ended  September 30, 1994, 1993 and 1992, respectively.
(3) Represents real estate loans which were pooled and exchanged for FHLMC, FNMA and private label, AA-rated mortgage-backed securities.

     As a federally chartered savings institution, the Bank has general authority to make loans secured by real estate located throughout the United States. Approximately 95.0% of the Bank's real estate loans at September 30, 1994 by principal balance were secured by properties located in Maryland, Virginia or the District of Columbia.

     The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company, or directly through Chevy Chase Mortgage, a division of the Bank. Commercial, real estate construction and ground and home equity credit line loans are originated directly by the Bank.

     The Bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family adjustable-rate residential mortgage loans in the Washington, D.C. metropolitan area. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1994, approximately $256.6 million of loans settled under the correspondent program.

     Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1994, sales of mortgage loans originated or purchased for sale by the Bank totaled $851.6 million. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank originates fixed-rate, single-family, long-term loans on terms which conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines in order to ensure the saleability of the loan in the public secondary mortgage market. In order to manage its interest-rate exposure, the Bank hedges its fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1994, the Bank had $33.6 million of single-family residential loans held for sale to investors.

     When the Bank sells a whole loan or loan participation and retains servicing, or purchases mortgage servicing rights from third parties, it continues to collect and remit loan payments, inspect the properties, make certain insurance and tax payments on behalf of borrowers and otherwise service the loans. The normal servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1994, the Bank was servicing residential permanent loans totaling $1.5 billion for other investors.

     SALES OF MORTGAGE-BACKED SECURITIES. A significant portion of the Bank's sales of mortgage-backed securities involve sales pursuant to the Bank's normal mortgage banking operations. Generally, the Bank's policy is to sell its fixed-rate mortgage production which, in the case of most conforming fixed-rate loans, is accomplished by first pooling such loans into mortgage-backed securities. The mortgage-backed securities sold as part of the Bank's mortgage banking operations are generally issued in the same month as the sale of such securities. The securities are formed from conforming fixed-rate loans originated for sale or from fixed-rate loans resulting from the borrower's election to convert from a variable-rate loan to a fixed-rate loan. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. As a result, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of securities, even though there are no balances of trading securities at September 30, 1994. Fixed-rate loans are designated as held for sale in the Consolidated Balance Sheets in this report.

     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates a variety of loans secured by single-family residential structures. At September 30, 1994, $1.4 billion (or 55.2%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, including $22.9 million of FHA-insured or VA-guaranteed loans.

     Chevy Chase currently offers fixed-rate loans with maturities of 15 to 30 years and adjustable-rate residential mortgage loans ("ARMs"), principally with maturities of 30 years. At September 30, 1994, 44.4% of the Bank's loans consisted of ARMs scheduled to have interest rate adjustments within one to five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management." Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%.

     The Bank has established a number of programs to meet the credit needs of the various communities which it serves. During fiscal 1994, the Bank announced a five-year commitment of $1.0 billion to meet the credit needs of low- and moderate-income borrowers. In March 1993, the Bank established the Chevy Chase Community Development Loan Fund, which provided $25.0 million of mortgage financing at below-market rates to low- and moderate-income families in the Washington, D.C. metropolitan area. In August 1994, the Bank established the Community Development Loan Fund Program II to provide an additional $140.0 million of mortgage financing at below-market rates to low- and moderate-income families in certain areas of Washington, D.C. and Prince George's County, Maryland. During fiscal 1994, the Bank dedicated $53.0 million to support the District of Columbia's Home Purchase Assistance Program, which furnishes assistance to low- and moderate-income first-time home buyers. The Bank's settlement agreement with the Department of Justice requires the Bank, among other things, to provide $7.0 million over a five-year period in subsidies for below-market mortgage loans to residents of designated census tracts in Washington, D.C. and Prince George's County, Maryland. See "Legal Proceedings."

     The Bank's home equity credit line loan provides revolving credit secured principally by a second mortgage on the borrower's home. Home equity credit line loans bear interest at a variable rate that adjusts quarterly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. In order to promote its home equity credit line loan program, the Bank currently offers prospective borrowers a below-market interest rate for an introductory period and settlement without closing costs.

     Securitizations of home equity credit line receivables have been an integral element of the Bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking." The Bank transferred $181.9 million, $340.4 million and $253.6 million of home equity credit line receivables in fiscal 1994, fiscal 1993 and fiscal 1992, respectively, to trusts for securitization and sale to investors.

Gains of $9.5 million, $16.8 million and $15.1 million were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Aggregate balances of residential construction, commercial construction, ground and commercial and multifamily loans decreased 12.9% in fiscal 1994 to $136.6 million at September 30, 1994 from $156.7 million at September 30, 1993. In its past five fiscal years, the Bank has de-emphasized permanent commercial real estate loans, land acquisition and land development loans, and loans for construction of commercial income-producing properties. This type of lending generally is considered to involve a higher level of risk than single-family mortgages or other consumer lending due to the concentration of principal in a limited number of loans and borrowers. However, in fiscal 1993 and fiscal 1994, the Bank provided financing generally at market rates, to certain purchasers of its commercial REO. Additionally, the Bank continues to finance the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

     CREDIT CARD LENDING. Since June 1985, Chevy Chase has been providing retail credit through its credit card program, which offers VISA-R- and MasterCard-R- credit cards and the related Gold Cards. Chevy Chase issues the credit cards and receives interest income on credit extended, a fee based on a percentage of credit sales paid by merchants accepting card purchases, and an annual membership fee for use of the cards. Chevy Chase's credit card loan portfolio accounted for 25.5% of Chevy Chase's total loans at September 30, 1994. According to statistics published in SHESHUNOFF S&L QUARTERLY, Chevy Chase is the third largest issuer of credit cards among thrift institutions, based on total credit card loans outstanding at June 30, 1994. At September 30, 1994, credit card loans outstanding totaled $650.2 million and managed credit card receivables, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank, totaled $2.6 billion.

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

     The Bank historically has obtained new credit card accounts through various methods, including direct-mail. In November 1990, the Bank ceased active national solicitation of new credit card accounts due in part to the significant initial cost of acquiring accounts and the Bank's desire to enhance its capital position. In fiscal 1993, as a result of the improvement in the Bank's financial condition, the Bank reinstated the active national solicitation of new credit card accounts in markets which the Bank considers to have favorable demographic characteristics.

     Chevy Chase's internal data processing systems are capable of handling a broad range of credit card program operations, including processing of credit applications and collection functions. Certain data processing and administrative functions associated with the servicing of the credit card accounts are performed on behalf of the Bank by First Data Resources Incorporated from its facilities in Omaha, Nebraska.

     Changes in credit card use and payment patterns by cardholders, including increased defaults, may result from a variety of social, legal and economic factors. Chevy Chase currently offers introductory periodic interest rates for varying initial periods which, at the conclusion of such periods, revert to the Bank's regular variable interest rate. If account holders choose to utilize competing sources of credit, the rate at which new receivables are generated may be reduced and certain purchase and payment patterns with respect to the receivables may be affected. Economic factors affecting credit card use include the rate of inflation and relative interest rates offered for various types of loans. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers. During times of economic recession, default rates on credit card loans generally may be expected to exceed default rates on residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking
- - Asset Quality - Delinquent Loans" and " - Reserves for Losses."

     Certain issuers of credit cards have adjusted their pricing to provide for the different credit risks among customers based upon card usage, repayment habits and other criteria. The Bank has implemented such risk-based pricing by increasing the interest rates charged to high-risk customers and by continuing to allow premium-credit customers a more favorable rate. The Bank currently offers premium-credit customers the option to convert to a variable-rate product which currently provides the cardholder with a lower interest rate than the Bank's fixed-rate product. Periodically, the Bank offers promotional discounts to certain customers to encourage increased usage of the Bank's credit cards.

     Securitizations of credit card receivables and sales of credit card relationships have been integral elements of the Bank's strategies to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital and "qualified thrift lender" requirements. In fiscal 1994, 1992, 1991 and 1990, the Bank sold approximately 400,000 credit card relationships at a premium over their receivables balances of $96.5 million, $14.9 million, $273.4 million and $646.0 million, respectively. No such sales occurred during fiscal 1993. The Bank transferred $1.4 billion, $350.0 million, $280.0 million and $450.0 million of credit card receivables in fiscal 1994, fiscal 1993, fiscal 1992 and fiscal 1990, respectively, to trusts for securitization and sale to investors. No gain or loss was recognized by the Bank as a result of these transactions; however, the Bank continues to service the underlying accounts, and excess servicing fees are recognized over the related lives of the transactions. These excess servicing fees represent the contractual interest and fees paid by the cardholders less certificate interest paid to the certificateholders and administrative fees paid to providers of services to the trusts.

     Chevy Chase plans to securitize an additional $850 million of credit card receivables during the first and second quarters of fiscal 1995. Certain of these receivables at September 30, 1994 were classified as loans held for securitization and sale in the Consolidated Balance Sheets in this report.

     Credit card loans are not subject to those provisions of federal laws and regulations that limit to 35% of an institution's total assets the amount of consumer loans that a federally chartered savings institution may make.

     CONSUMER AND OTHER LENDING. Chevy Chase currently offers a variety of consumer loans other than credit card loans, including automobile loans, overdraft lines of credit and unsecured loans for traditional consumer purchases and needs. The largest area of growth has been in automobile loans, which increased $182.6 million during fiscal 1994 due to the Bank's expansion of its automobile lending program. The Bank's portfolio of automobile loans and other consumer loans totaled $289.3 million and $66.9 million, respectively, at September 30, 1994. Automobile loans and other consumer loans (other than credit card loans) accounted for 14.0% of total loans at that date.

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

     The Bank generally lends up to 95% of the appraised value of single-family residential dwellings to be owner-occupied. The Bank also lends up to 85% of the appraised value of the completed project to finance the construction of such dwellings, and, on a case-by-case basis, the Bank occasionally may lend up to 90% of such appraised value when such financing is limited to pre-sold units. The loan-to-value ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank generally does not originate a second mortgage loan (excluding home equity credit line loans) if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. In February 1994, the Bank increased the maximum loan-to-value ratio for home equity credit line loans to 90% from 80% provided that private mortgage insurance is obtained for the amount over 80% of the value of the underlying property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of the loans' collateral could expose the Bank to losses.

     Pursuant to FDICIA, OTS regulations require institutions to adopt internal real estate lending policies, including loan-to-value limitations conforming to specific guidelines established by the OTS. The Bank's current lending policies conform to these new regulations.

     On all loans secured by real estate (other than certain home equity credit line loans), Chevy Chase requires title insurance policies protecting the priority of the Bank's liens. The Bank requires fire and casualty insurance for permanent loans (including home equity credit line loans) and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase's approval. Generally, for any residential loan (including home equity credit line loans) in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the Bank's mortgage insurance is placed with four carriers.

     Substantially all fixed-rate mortgage loans originated by the Bank contain a "due on sale" clause providing that the Bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank's ARMs generally are assumable.

     CREDIT CARD LOAN UNDERWRITING. Beginning with the resumption of active solicitation of new accounts in fiscal 1993, the Bank generates new accounts through various methods, including direct-mail. The Bank identifies potential cardholders for preapproved solicitations by supplying a list of credit criteria to a credit bureau, which generates a list of individuals who meet such criteria. When the Bank receives an acceptance certificate from an individual that received a preapproved solicitation, the Bank obtains a credit report on such individual issued by an independent credit reporting agency, and the credit limit and terms of the account are subject to certain post-screening underwriting reviews performed by the Bank.

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

     If an application is approved, the Bank establishes an initial credit limit on the cardholder's account based on the limit requested in the credit application and the Bank's evaluation of the cardholder's creditworthiness. This credit limit is adjusted from time to time based on the Bank's continuing evaluation of the cardholder's repayment ability as evidenced by the cardholder's payment history and other factors. The Bank also may increase the credit limit at the cardholder's request after completion of an evaluation comparable to that performed during the initial underwriting.

     Management reviews credit losses on a monthly basis and adjusts the Bank's underwriting standards as appropriate.

     LOAN SERVICING. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Loan servicing income, principally servicing income earned on the Bank's securitized credit card, home equity credit line and other consumer receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. Income from these activities varies with the volume and type of loans originated and sold.

     The following table sets forth certain information relating to the Bank's servicing income as of or for the years indicated.

                                  As of or For the Year Ended September 30,
                                  -----------------------------------------
                                      1994           1993           1992
                                  -----------    -----------    -----------
                                                (In thousands)
Residential.................       $1,495,120     $2,022,033     $1,168,506
Credit card.................        1,953,792        841,828        689,227
Home equity.................          485,428        530,092        457,206
Automobile..................            9,506         29,625         64,156
                                   ----------     ----------     ----------
   Total amount of loans
   serviced for others (1)..       $3,943,846     $3,423,578     $2,379,095
                                   ==========     ==========     ==========

Loan servicing fee
  income(2).................       $   75,471     $   46,083     $   39,924
                                   ==========     ==========     ==========

- --------------------
(1) The Bank's basis in its servicing rights at September 30, 1994, 1993 and 1992 was $40.5 million, $48.0 million and $42.6 million, respectively.

(2) In each of the years ended September 30, 1994, 1993 and 1992, loan servicing fee income as a percentage of net interest income before provision for loan losses was 44.7%, 25.4% and 21.2%, respectively.

     The Bank earns fees in connection with the servicing of home equity credit line loans, credit card loans, automobile loans and single-family residential mortgage loans. The Bank's level of servicing fee income increases or decreases with increases or decreases in securitized balances of these loan types. The substantial increase in loan servicing fee income in fiscal 1994 from the level achieved in fiscal 1993 was principally attributable to an increase in securitized credit card receivables outstanding and decreased charge-offs, which combined to increase the amount of servicing income earned on credit card securitizations. The Bank's level of servicing fee income declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income increases. During fiscal 1994, the Bank securitized and sold $1.4 billion of credit card receivables and $181.9 million of home equity credit line receivables. In fiscal 1994, the Bank also sold the rights to service mortgage loans with an aggregate principal balance of $383.9 million, which were originated by the Bank in connection with its mortgage banking activities.

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

     Loan origination and commitment fees, and the related costs associated with making the loans, are deferred in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." For fully amortizing loans originated for the Bank's portfolio, the net deferred fees are accredit to interest income over the estimated life of the loans using the level-yield method. Fees deferred on revolving credit lines or loans which have no scheduled amortization originated for the Bank's portfolio are accredit to income over the estimated lives of the underlying loans using the straight-line method, which is not materially different from the level-yield method.

     Fees deferred on loans originated and held for sale are not accredit to income but instead are used in determining the gain or loss on the sale of the loans.

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

     The total outstanding balance of a credit card loan (the largest category of the Bank's consumer loans) is considered contractually delinquent if the minimum payment indicated on the cardholder's statement is not received by the due date indicated on such statement. Efforts to collect contractually delinquent credit card receivables currently are made by the Bank's service center personnel or the Bank's designees. Collection activities include statement messages, formal collection letters and telephone calls. The Bank may, at its option, enter into arrangements with cardholders to extend or otherwise change payment schedules. Delinquency levels are monitored by collection managers, and information is reported regularly to senior management. Accounts are charged off when they become 180 days contractually delinquent, although the Bank continues to attempt to collect balances due and, in some cases, may refer the accounts to outside collection agencies.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30,

1994.

     RESERVES FOR LOSSES. It is the Bank's policy to maintain adequate reserves for estimated losses on loans and real estate. Generally, the reserves are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by Bank personnel. Reserves for losses on loans and real estate are based on current events or facts that may ultimately lead to future losses. The Bank's actual losses may vary from management's current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Reserves for Losses."

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

     The Bank's methods for determining the reserve for loans secured by real estate vary depending on whether the loans are secured by residential homes or by other real estate. For residential mortgage loans, management computes the reserve by stratifying residential permanent loans on a state by state and ownership (i.e., investor or homeowner) basis. After the residential permanent portfolio has been stratified by state, historical loss ratios (as adjusted for predictable or quantifiable trends, if known) for the specific states are applied to delinquent loans. The sum of these calculations is the component assigned to residential permanent loans. In the Bank's experience, this approach has resulted in timely recognition of necessary reserves, which has been generally supported by the Bank's favorable results on the ultimate disposition of the underlying collateral.

     The Bank assesses the adequacy of its general reserves for non-residential (i.e., other than single-family residential) mortgage loans, REO and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The Bank obtains current appraisals when properties are classified as REO. The Bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

     The Bank regularly reviews its overall loan portfolio consisting of performing non-classified assets and, based on such review, establishes additional reserves for losses.

     In addition to the general reserves described above, valuation allowances are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral or guarantees, if applicable.

     REO is carried at the lower of cost or fair value. To date, sales of REO, non-residential mortgage loans and loans classified as investments in real estate have resulted in no material additional aggregate loss to the Bank above the amounts already reserved. However, these results do not necessarily assure that the Bank will not suffer losses in the future beyond its level of reserves.

     The Bank's individualized asset review takes place within its Loan Review Group and the Asset Classification Committee (the "Committee"). The Loan Review Group accumulates and analyzes data relating to assets of $1.0 million or more and makes appropriate recommendations regarding asset classifications to the Committee. The Committee meets on a regular basis to discuss classifications of such assets and to review the reserves for losses. The Committee generally reviews the status of various projects, including, for example, data on recent lot sales for residential development projects and leasing activity on commercial projects. Actual progress is compared to projections made when the related loan was underwritten. Local economic conditions and known trends are also reviewed. The Committee also considers steps being taken by borrowers to address problems, and reviews financial information relating to borrowers and guarantors as well as reports by loan officers who are responsible for continually evaluating the projects. The actions of the Committee are reported to the Board of Directors.

     In December 1993, the Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, issued new guidelines regarding the appropriate levels of general reserves that should be maintained by insured institutions. Although the Bank believes that its levels of general reserves at September 30, 1994 comply with the guidelines, there can be no assurances that the OTS will not seek to require the Bank to increase its levels of general reserves.

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

     Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 383 ATMs, including 121 ATMs located in Safeway Inc. stores and 45 ATMs located in Superfresh Food Markets. The Bank also has the right to install ATMs in Safeway stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. The acquisition of these ATMs and installation rights significantly expands both the number of ATMs and the number of locations in the Bank's ATM network and enhances the Bank's position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the regional "MOST"-R- ATM network which offers over 5,900 locations in the middle-Atlantic region. The Bank is also a member of the "PLUS"-R- ATM network, which offers over 190,000 locations worldwide.

     The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 25.3% of the Bank's deposits at September 30, 1994 were obtained from depositors residing outside of Maryland, with approximately 11.3% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

     The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

                                Deposit Analysis
                             (Dollars in thousands)

                                                                           September 30,
                              ------------------------------------------------------------------------------------------------------
                                     1994                 1993                 1992                 1991                 1990
                              -------------------  -------------------  -------------------  -------------------  ------------------
                                           % of                 % of                 % of                 % of                 % of
                               Balance     Total    Balance     Total    Balance     Total    Balance     Total    Balance    Total
                              ----------  -------  ----------  -------  ----------  -------  ----------  -------  ---------- -------
Demand and NOW accounts       $  918,227   22.9 %  $  835,084   21.6 %  $  743,214   19.0 %  $  729,559   17.1 %  $  574,016  13.1 %

Money market deposit accounts  1,104,730   27.6     1,196,690   30.9     1,292,779   33.0     1,364,390   32.0     1,702,699  38.9

Statement savings accounts     1,201,141   30.0       941,289   24.3       690,328   17.6       595,181   14.0       390,710   8.9

Jumbo certificate accounts        85,110    2.1        56,218    1.5        42,423    1.1       128,288    3.0       206,496   4.7

Other certificate accounts       641,857   16.0       790,465   20.4     1,099,833   28.1     1,400,853   32.9     1,461,632  33.4

Other deposit accounts            57,696    1.4        50,277    1.3        47,381    1.2        44,759    1.0        43,034   1.0
                              ----------  -------  ----------  -------  ----------  -------  ----------  -------   --------- -------
     Total deposits            4,008,761  100.0 %   3,870,023  100.0 %   3,915,958  100.0 %   4,263,030  100.0 %   4,378,587 100.0 %
                                          =======              =======              =======              =======             =======
Deferred premium on
     certificate accounts          -                    -                    -                        3                    7
                              ----------           ----------           ----------           ----------           ----------
     Total                    $4,008,761           $3,870,023           $3,915,958           $4,263,033           $4,378,594
                              ==========           ==========           ==========           ===========          ==========
- ------------------------------------------------------------------------------------------------------------------------------------

Average Cost of Deposits

                                                     Year Ended September 30,
                                         ------------------------------------------------
                                          1994                 1993                 1992
                                         ------               ------               ------
Demand and NOW accounts                   2.74%                2.47%                3.15%
Money market accounts                     3.24%                3.17%                4.16%
Statement savings and
   other deposit accounts                 3.37%                3.25%                4.03%
Certificate accounts                      3.96%                4.33%                5.63%

  Total deposit accounts                  3.31%                3.35%                4.45%
                                         ======               ======               ======

     The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining
funds from its local retail deposit market.   At the same time, however, as
customers have become increasingly responsive to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. The Bank does not solicit brokered deposits.

     The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                                Deposit Flows

                                           Year Ended September 30,
                                 ------------------------------------------
                                     1994           1993           1992
                                 ------------   ------------   ------------
                                               (In thousands)
Deposits................         $ 12,308,342   $ 10,801,085   $ 11,173,419

Withdrawals from
  accounts..............          (12,305,196)   (10,985,541)   (11,721,253)
                                 ------------   ------------   ------------
Net cash to (from)
  accounts..............               (3,146)      (184,456)      (547,834)

Interest credited to
  accounts..............              135,592        138,521        200,759
                                 ------------   ------------   ------------
Net increase (decrease)
  in deposit balances...         $    138,738   $   (347,075)  $   (347,075)
                                 ============   ============   ============

     Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

     The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1994 which will mature during the fiscal years indicated.

                 Weighted Average Interest Rates of Deposits
                          As of September 30, 1994
                           (Dollars in Thousands)

                               Demand, NOW
                            and Money Market         Statement        Passbook and Other         Certificate
                            Deposit Accounts      Savings Accounts       Core Accounts            Accounts                Total
                       --------------------  --------------------  --------------------  --------------------  ---------------------
    Maturing During                Weighted              Weighted              Weighted              Weighted              Weighted
      Year Ending                  Average               Average               Average               Average               Average
     September 30,        Amount    Rate        Amount    Rate        Amount    Rate        Amount    Rate        Amount    Rate
- ---------------------  ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- ---------
         1995          $2,022,957    3.30 %  $1,201,141    3.49 %  $   57,696    2.99 %  $  482,344    3.79 %  $3,764,138    3.42 %

         1996                 -        -            -        -            -        -        119,421    4.47       119,421    4.47

         1997                 -        -            -        -            -        -         41,023    5.09        41,023    5.09

         1998                 -        -            -        -            -        -         34,116    5.39        34,116    5.39

         1999                 -        -            -        -            -        -         50,063    5.45        50,063    5.45
                       -----------           -----------           -----------           -----------           -----------


         Total         $2,022,957    3.30 %  $1,201,141    3.49 %  $   57,696    2.99 %  $  726,967    4.16 %  $4,008,761    3.51 %
                       ===========           ===========           ===========           ===========           ===========

     The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1994.

Year Ending September 30,              Amount         Weighted Average Rate
- -------------------------              ------         ---------------------
                               (Dollars in thousands)
1995.......................          $ 51,794                 4.24%
1996.......................             7,172                 5.03%
1997.......................             1,899                 5.92%
1998.......................             2,969                 5.41%
1999.......................             5,999                 5.38%
                                     --------                 ----
  Total ...................          $ 69,833                 4.52%
                                     ========                 ====

     The following table represents the amounts of deposits by various interest rate categories as of September 30, 1994 maturing during the fiscal years indicated.

                     Maturities of Deposits by Interest Rates
                           As of September 30, 1994
                                (In thousands)

                                        Accounts Maturing During Year Ending September 30,
                         -----------------------------------------------------------------------------
Interest Rate                1995         1996         1997         1998         1999         Total
- ----------------         -----------   ----------   ----------   ----------   ----------   -----------
Demand deposits (0%)     $   94,600    $     -      $     -      $     -      $     -      $   94,600

0.00% to 1.99%                  445          -            -            -            -             445

2.00% to 2.99%               29,327          -            -            -            -          29,327

3.00% to 3.99%            2,750,393       32,412          -            -            -       2,782,805

4.00% to 4.99%              847,290       64,012       18,584        1,416          -         931,302

5.00% to 5.99%               36,504        5,964       11,561       32,629       44,134       130,792

6.00% to 7.99%                4,980       17,025       10,878           23        5,929        38,835

8.00% to 9.99%                  599            8          -             48          -             655
                         -----------   ----------   ----------   ----------   ----------   -----------

     Total               $3,764,138    $ 119,421    $  41,023    $  34,116    $  50,063    $4,008,761
                         ===========   ==========   ==========   ==========   ==========   ===========

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

     Under the credit policies of the FHLB of Atlanta, requests for advances with an original term to maturity of five years or less may be approved for any sound business purpose in which a borrower is authorized to engage. Requests for longer-term advances may be approved only for the purpose of enabling the borrower to provide funds for residential housing finance. Such borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The Bank had a $100.0 million FHLB advance outstanding at September 30, 1994, which accrued interest at an annual rate of 4.77%.

     From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually U.S. Government or mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. There were no repurchase agreements outstanding at September 30, 1994.

     The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

                                                             September 30,
                                                       ------------------------
                                                          1994           1993
                                                       ---------      ---------
Securities sold under repurchase agreements:            (Dollars in thousands)
Balance at year-end..................................   $   --         $ 83,151
Average amount outstanding during the year...........    103,299        265,176
Maximum amount outstanding at any month-end..........    202,256        478,534
Weighted average interest rate during year (1).......       3.78%          3.28%
Weighted average interest rate on year-end balances..       --  %          3.23%

- --------------------
(1) The weighted average interest rate during the year is computed daily using a daily rate and balance.

     On November 23, 1993, the Bank sold $150 million principal amount of its 9-1/4% Subordinated Debentures due 2005 (the "Debentures"). Interest on the Debentures is payable semiannually on December 1 and June 1 of each year. The OTS has approved the inclusion of the principal amount of the Debentures in the Bank's supplementary capital for regulatory capital purposes. On or after December 1, 1998, the Debentures will be redeemable, in whole or in part, at any time at the option of the Bank. Under the OTS capital regulations, redemption of the Debentures prior to their stated maturity would be subject to prior approval of the OTS unless the Debentures are redeemed with the proceeds of, or replaced by, a like amount of "a similar or higher quality" capital instrument.

     In December 1986, the Bank issued an unsecured ten-year subordinated capital note in the original principal amount of $10.0 million to BACOB Bank, s.c., a foreign private savings bank. Unless the note is earlier redeemed, the note principal is payable in one payment on December 31, 1996. Interest is payable in arrears on May 15 and November 15 of each year at a variable rate of 3% over the six-month London Interbank Offered Rate ("LIBOR"). The note may be redeemed at the Bank's option, at par, without premium or penalty, together with accrued interest.

SUBSIDIARIES

     OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1994, 2.0% and 3.0% of the Bank's assets was equal to $93.3 million and $139.9 million, respectively, and the Bank had $55.8 million invested in its service corporation subsidiaries, $36.0 million of which was in the form of conforming loans. FIRREA generally requires the Bank to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary. With prior written approval from the OTS, the Bank may also establish operating subsidiaries to engage in any activities in which the Bank may engage directly.

     Chevy Chase engages in significant activities through B. F. Saul Mortgage Company. See "Lending Activities." The Bank engages in other activities through its subsidiaries, including those described below.

     REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company ("Manor") continues to engage in certain real estate development activities as the result of activities commenced prior to the enactment of FIRREA. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements.

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

     SPECIAL PURPOSE SUBSIDIARIES. At September 30, 1994, Chevy Chase owned 25 active subsidiaries that were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the active subsidiaries was $292.1 million at September 30, 1994. The Bank's investments in these subsidiaries are not subject to the 3.0% service corporation investment limit discussed above. See "Regulation - Regulatory Capital."

     OPERATING SUBSIDIARY. CCB Holding Corporation is a Delaware corporation created by the Bank as an operating subsidiary in September 1994 in connection with its asset securitization activities. The subsidiary owns a seller certificate issued by a credit card trust formed by the Bank and certain other related assets.

EMPLOYEES

     The Bank and its subsidiaries had 2,407 full-time and 686 part-time employees at September 30, 1994. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage and credit card loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans and the annual fee on credit card loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. See "Executive Compensation and Other Information" for a discussion of certain compensation programs available to the Bank's executive officers. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

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

     The Bank's major competition historically has come from local depository institutions, but deregulation of the financial services industry and changing market demands in recent years have eroded distinctions between providers of financial services. In addition, both depository and non-depository institutions have greater nationwide access to attractive markets, such as the Washington, D.C. area, than they have had in past years. Chevy Chase now competes with regional financial institutions and national providers of investment alternatives, as well as with a number of large money center and regional banks that have acquired subsidiary institutions in the area.

     The Bank estimates that it competes principally with approximately 12 depository institutions in its deposit-taking activities, with approximately ten institutions in the origination of single-family residential mortgage loans (other than home equity credit line loans) and with approximately ten depository institutions in the origination of home equity credit line loans. At June 30, 1994, according to published industry statistics, Chevy Chase had the largest market share (approximately 19.3%) of deposits in Montgomery County, Maryland, and Chevy Chase ranked third in market share of deposits in Prince George's County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington, D.C. metropolitan area, it maintains a significant market share of single-family residential mortgage loans and the leading market share of home equity credit line loans.

     The credit card industry is highly competitive and characterized by increasing use of advertising, target marketing, pricing competition in interest rates and annual membership fees, and other features (such as buyer protection plans), as both established and new credit card issuers seek to expand or to enter the market. Management anticipates that competitive pressures will continue to require adjustments, from time to time, to the pricing of the Bank's credit card products.

     Interstate banking laws enacted by Congress and various states have intensified the competition faced by the Bank in attracting deposits and making loans. A number of large out-of-state financial institutions have established or acquired banking operations in Maryland, Virginia and the District of Columbia pursuant to these provisions.

ITEM 2. PROPERTIES

REAL ESTATE

     A list of the investment properties of the Real Estate Trust is set forth under "Business - Real Estate - Real Estate Investments."

     At September 30, 1994, the Trust conducted its business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200 Wisconsin Avenue, Suite 903, Bethesda, Maryland. The Saul Company leases both office facilities on behalf of the Trust.

BANKING

     At September 30, 1994, the Bank conducted its business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6200 Chevy Chase Drive, Laurel, Maryland, 7215 Corporate Court, Frederick, Maryland, 5300 Spectrum Drive, Frederick Maryland and 5310 Spectrum Drive, Frederick Maryland; its office facilities at 7700 Old Georgetown Road, Bethesda, Maryland; and 81 full-service offices located in Maryland, Virginia and the District of Columbia. On that date, the Bank owned the building and land for 13 of its branch offices and leased its remaining 68 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive and 7215 Corporate Court and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from 1995 to 2019 and the ground leases have terms expiring from 2029 to 2080. See Note 17 to the Consolidated Financial Statements in this report for lease expense and commitments.

     At November 30, 1994, the Bank had received OTS approval to open three additional branches. The branches, one each in Maryland, Virginia and the District of Columbia, are scheduled to open during fiscal 1995.

     At September 30, 1994, the net book value of the Bank's office facilities (including leasehold improvements) was $92.7 million. See Note 16 to the Consolidated Financial Statements in this report.

     The Bank currently plans to build a facility in Frederick, Maryland to consolidate the Bank's employees and operations in that area. At September 30, 1994, the Bank had invested $2.5 million in the land and $1.4 million for capital expenditures relating to this facility.

     In fiscal 1991, the Bank purchased an historic office building and the underlying land in downtown Washington, D.C. with plans to establish a deposit branch office and a trust office in the building. Although the Bank terminated its trust business in fiscal 1991, it still plans to establish a branch in the building.

     The Bank owns additional assets, including furniture and data processing equipment. At September 30, 1994, these other assets had a net book value of $51.7 million. The Bank also has operating leases, primarily for certain automobiles and data processing equipment and software. The leases for automobiles are generally for periods of less than four years; the leases for the data processing equipment and software have month-to-month or year-to-year terms.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Trust is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, and the continued development and marketing of certain of its real estate properties. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

     On August 22, 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company (together, the "Companies"), entered into a settlement agreement with the United States Department of Justice (the "Department") arising out of the Department's allegations that the Companies had violated the Federal Fair Housing and Equal Credit Opportunity Acts by failing to market their products sufficiently to residents of majority African-American neighborhoods in the Washington, D.C. metropolitan area.

     The Companies adamantly denied the allegations. However, to avoid costs of protracted litigation and to enable management to refocus its attention on the normal business of banking, the Companies agreed to a settlement which commits them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, the Companies have agreed to invest $11.0 million in the African-American community of the Washington, D.C. metropolitan area over a five-year period. This commitment obligates the Companies to
(i) provide $7.0 million over the five-year period in subsidies for below-market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C. and Prince George's County, Maryland;
(ii) open two additional mortgage offices in majority African-American neighborhoods in the metropolitan Washington, D.C. area; and (iii) open one new deposit branch in the Anacostia area of Washington, D.C. The Companies also have agreed over the same five-year period, among other things, to continue efforts to increase their advertising and promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. The Companies view these efforts as continuations of their existing programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest (the "Common Shares"). At December 1, 1994, there were nine corporate or individual holders of Common Shares. All of the holders of Common Shares at such date were affiliated with the Trust. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                            SELECTED FINANCIAL DATA

                                                                                        Year Ended September 30,
                                                            ----------------------------------------------------------------------
(In thousands, except  per share amounts and Other Data)         1994          1993          1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

Real Estate:
Revenues                                                          $66,044       $93,245      $100,179      $102,013      $104,299
Operating expenses                                                102,087       137,256       127,936       142,144       143,504
Equity in earnings (losses) of partnership investments              1,738          (668)         (208)         (212)          (57)
Gain (loss) on sales of property                                        0           184          (546)       20,308             0
                                                            ----------------------------------------------------------------------
Real estate operating loss                                        (34,305)      (44,495)      (28,511)      (20,035)      (39,262)
                                                            ----------------------------------------------------------------------

Banking:
Interest income                                                   334,464       348,814       403,033       487,572       503,507
Interest expense                                                  165,544       167,518       214,761       325,711       361,418
                                                            ----------------------------------------------------------------------
Net interest income                                               168,920       181,296       188,272       161,861       142,089
Provision for loan losses                                         (33,237)      (62,513)      (89,062)     (147,141)      (78,300)
                                                            ----------------------------------------------------------------------
Net interest income after provision for loan losses               135,683       118,783        99,210        14,720        63,789
                                                            ----------------------------------------------------------------------
Other income:
    Credit card, loan servicing and deposit service fees          111,060        91,063        92,291       105,441       134,166
    Earnings (loss) on real estate held for investment                835       (12,722)      (50,649)      (47,495)      (53,290)
    Gain on sales of assets                                        32,217        40,270        44,259        81,927        99,028
    Gain on sale of mortgage servicing rights                       5,833         4,828         3,750         9,137             0
    Other                                                          10,104         7,314        10,766        12,133         9,725
                                                            ----------------------------------------------------------------------
Total other income                                                160,049       130,753       100,417       161,143       189,629
                                                            ----------------------------------------------------------------------
Operating expenses                                                242,545       185,687       156,218       181,975       200,367
                                                            ----------------------------------------------------------------------
Banking operating income (loss)                                    53,187        63,849        43,409        (6,112)       53,051
                                                            ----------------------------------------------------------------------

Total Company:
Operating income (loss) before income taxes,                       18,882        19,354        14,898       (26,147)       13,789
    extraordinary items, cumulative effect of change in
    accounting principle, and minority interest
Provision for income taxes                                          7,025        11,703         7,385         3,225        13,698
                                                            ----------------------------------------------------------------------
Income (loss) before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                              11,857         7,651         7,513       (29,372)           91
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers             0         7,738         3,817             0             0
    Loss on early extinguishment of debt, net of taxes            (11,315)            0          (132)            0             0
                                                            ----------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                        542        15,389        11,198       (29,372)           91
Cumulative effect of change in accounting principle                36,260             0             0             0             0
                                                            ----------------------------------------------------------------------
Income (loss) before minority interest                             36,802        15,389        11,198       (29,372)           91
Minority interest held by affiliates                               (3,963)       (6,582)       (5,261)        2,113        (6,013)
Minority interest -- other                                         (9,750)       (4,334)            0             0             0
                                                            ----------------------------------------------------------------------
Total company net income (loss)                                   $23,089        $4,473        $5,937      ($27,259)      ($5,922)
                                                            ======================================================================

Net income (loss) available to common shareholders                $17,669         ($947)         $517      ($32,679)      ($7,277)

Net income (loss) per common share:
Income (loss) before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                                1.33          0.46          0.43         (7.21)        (0.26)
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers          0.00          1.60          0.79          0.00          0.00
    Loss on early extinguishment of debt, net of taxes              (2.34)         0.00         (0.03)         0.00          0.00
                                                            ----------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                      (1.01)         2.06          1.19         (7.21)        (0.26)
Cumulative effect of change in accounting principle                  7.51          0.00          0.00          0.00          0.00
                                                            ----------------------------------------------------------------------
Income (loss) before minority interest                               6.50          2.06          1.19         (7.21)        (0.26)
Minority interest held by affiliates                                (0.82)        (1.36)        (1.08)         0.44         (1.25)
Minority interest -- other                                          (2.02)        (0.90)         0.00          0.00          0.00
                                                            ----------------------------------------------------------------------
Total company net income (loss)                                     $3.66        ($0.20)        $0.11        ($6.77)       ($1.51)
                                                            ======================================================================
- ----------------------------------------------------------------------------------------------------------------------------------

Continued on following page.

                            SELECTED FINANCIAL DATA
                                  (Continued)


                                                                                        Year Ended September 30,
                                                            ----------------------------------------------------------------------
(In thousands, except  per share amounts and Other Data)         1994          1993          1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

Assets:
Real estate assets                                               $327,739      $220,556      $334,378      $346,088      $370,564
    Income-producing properties, net                              159,529       162,356       254,700       261,822       271,073
    Land parcels                                                   38,455        38,411        50,981        56,353        58,900
Banking assets                                                  4,666,298     4,872,771     4,998,756     4,821,407     5,219,018
Total company assets                                            4,994,037     5,093,327     5,333,134     5,167,495     5,589,582

Liabilities:
Real estate liabilities                                           558,109       450,153       522,760       505,793       538,577
    Mortgage notes payable                                        185,730       264,776       429,968       350,693       369,134
    Notes payable - unsecured                                      40,288        38,661        50,417        86,532       108,512
    Bank borrowings                                                     0             0             0        38,273        36,645
Banking liabilities                                             4,413,832     4,634,001     4,885,189     4,747,715     5,106,446
Minority interest held by affiliates                               35,632        34,495        27,912        22,651        24,764
Minority interest - other                                          74,307        74,307             0             0             0
Total company liabilities                                       5,081,880     5,192,956     5,435,861     5,276,159     5,669,787

Shareholders' deficit                                             (87,843)      (99,629)     (102,727)     (108,664)      (80,205)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flow Data:

Net cash flows provided by (used in) operating activities:
    Real estate                                                  ($10,859)      ($3,149)        ($884)     ($16,374)     ($17,381)
    Banking                                                     2,218,262     1,137,686     1,026,705     1,521,024      (296,840)
                                                            ----------------------------------------------------------------------
    Total Company                                               2,207,403     1,134,537     1,025,821     1,504,650      (314,221)
                                                            ----------------------------------------------------------------------
Net cash flows provided by (used in) investing activities:
    Real estate                                                   (29,118)       (2,999)       (1,333)       25,731       (11,409)
    Banking                                                    (1,777,281)     (879,178)   (1,224,100)   (1,183,033)      (16,611)
                                                            ----------------------------------------------------------------------
    Total Company                                              (1,806,399)     (882,177)   (1,225,433)   (1,157,302)      (28,020)
                                                            ----------------------------------------------------------------------
Net cash flows provided by (used in) financing activities:
    Real estate                                                    75,723         3,230           169       (41,709)       12,016
    Banking                                                      (260,094)     (190,850)      157,183      (348,624)      413,957
                                                            ----------------------------------------------------------------------
    Total Company                                                (184,371)     (187,620)      157,352      (390,333)      425,973
                                                            ----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              216,633        64,740       (42,260)      (42,985)       83,732
- ----------------------------------------------------------------------------------------------------------------------------------

Other Data:

Hotels:
    Number of hotels                                                    9             9             9             9             9
    Number of guest rooms                                           2,415         2,356         2,400         2,418         2,289
    Average occupancy                                                  62%           68%           63%           66%           65%
    Average room rate                                              $57.57        $54.02        $56.54        $57.88        $58.72
Shopping centers:
    Number of properties                                              N/A            23            23            23            23
    Leasable area (square feet)                                       N/A     4,408,000     4,416,000     4,809,000     4,707,000
    Average occupancy                                                 N/A            95%           95%           95%           94%
Office properties:
    Number of properties                                                9            10            10            10             8
    Leasable area (square feet)                                 1,363,000     1,537,000     1,537,000     1,537,000     1,362,000
    Leasing percentages                                                93%           85%           92%           90%           90%
Land parcels
    Number of parcels                                                  10            12            12            13            12
    Total acreage                                                     433         1,496         9,529         9,535         9,476
- ----------------------------------------------------------------------------------------------------------------------------------

The following table sets forth certain additional financial data with respect to the Bank.

                                                  At or For Year Ended
                                                      September 30,
                                          ---------------------------------------
                                         1994     1993     1992     1991     1990
                                         ----     ----     ----     ----     ----
SELECTED RATIOS:

Return on average assets . .             0.60%    0.77%    0.55%   (0.20%)   0.61%

Return on average stockholders'         11.19%   19.31%   19.33%   (7.57%)  25.26%
  equity

Average stockholder's equity             5.34%    3.98%    2.84%    2.69%    2.41%
  to average assets. . . . .

Net yield on interest-earning            4.06%    4.59%    4.98%    3.81%    3.30%
  assets . . . . . . . . . .

Net loan charge-offs to average          1.89%    3.43%    4.15%    3.72%    1.86%
  loans. . . . . . . . . . .

Non-performing assets, net to            5.40%    6.03%    8.48%   10.37%    7.58%
   total assets. . . . . . .

Average interest-earning
  assets to average interest-
  bearing liabilities. . . .            90.81%   86.44%   82.76%   85.64%    91.5%

REGULATORY CAPITAL RATIOS:

Tangible . . . . . . . . . .             4.96%    4.60%    2.22%    1.58%    1.81%

Core (or leverage) . . . . .             5.34%    5.35%    3.22%    2.82%    3.03%

Tier 1 risk-based. . . . . .             6.95%    7.29%    N/A      N/A      N/A

Total risk-based . . . . . .            12.19%   11.70%    7.72%    5.51%    6.52%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Trust" refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by Chevy Chase and its subsidiaries is identified by the term "Banking."

     The financial data on Banking reflect certain purchase accounting adjustments made by the Trust in connection with its acquisition of the Bank and therefore differ in certain respects from the comparable financial data set forth in the unconsolidated financial statements of the Bank.

FINANCIAL CONDITION

REAL ESTATE

     The Real Estate Trust's investment portfolio at September 30, 1994 consisted primarily of office and industrial projects, hotels and land parcels. See "Business - Real Estate - Real Estate Investments." In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holding Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership."

     Office space in the Real Estate Trust's office property portfolio was 93% leased at September 30,1994, compared to a lease rate of 77% at September 30, 1993. At September 30, 1994, the Real Estate Trust's office property portfolio had a total gross leaseable area of approximately 1.36 million square feet. Of the gross leaseable area at September 30, 1994, 521,000 square feet (38%) and 205,000 square feet (15%) is subject to leases whose terms expire in fiscal 1995 and fiscal 1996, respectively. Due to a decline in market lease rates for office space over the past several years, the terms of certain of the new leases may be less favorable to the Real Estate Trust than the terms of the expiring leases. Based on discussions with current and prospective tenants of space for which leases are scheduled to expire in fiscal 1995, management currently expects that substantially all such space will be leased at rates that are at least as high as the rates of the expiring leases.

     For the fiscal year ended September 30, 1994, the nine hotel properties then owned by the Real Estate Trust achieved a 62% occupancy rate, compared to an occupancy rate of 63% in fiscal 1993. Two of the hotels experienced increases in occupancy rates during fiscal 1994, six hotels registered lower occupancy rates and the ninth hotel maintained the same occupancy rate. Average room rates increased by $2.63 to $57.57 in fiscal 1994 from $54.94 in fiscal 1993.

BANKING

     GENERAL. The Bank recorded operating income of $53.2 million in fiscal 1994, compared to operating income of $63.8 million in fiscal 1993. The decline in income for fiscal 1994 was primarily attributable to increased operating expenses, a decrease in net interest income, a decrease in credit card fees and a decrease in gain on sale of investment securities. The decrease in income was offset in part by a decrease in the provision for loan losses and an increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees and improved results on real estate held for investment or sale.

     On November 23, 1993, the Bank received net proceeds of $143.6 million from the sale of $150.0 million principal amount of its 9 1/4% Subordinated Debentures due 2005. On December 23, 1993 and December 24, 1993, the Bank applied $134.2 million of such net proceeds to redeem its outstanding 13 1/2% Subordinated Capital Debentures due July 15, 2002 and 15% Subordinated Capital Debentures due November 15, 2003. The Bank incurred an extraordinary loss of $6.3 million, after related income taxes, in connection with such redemption. The OTS has approved the inclusion of the principal amount of the Debentures in the Bank's supplementary capital for regulatory capital purposes.

     At September 30, 1994, the Bank remained in compliance with all of its regulatory capital requirements under FIRREA. The Bank's tangible, core and risk-based regulatory capital ratios were 4.96%, 5.34% and 12.19%, respectively, compared to the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. Additionally, at September 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.34%, 6.95% and 12.19%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well-capitalized" institutions established under the prompt corrective action regulations of the OTS. On the basis of its balance sheet at September 30, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "adequately-capitalized" institutions under the prompt corrective action regulations. See "Capital."

     During fiscal 1994, the Bank adopted four new Statements of Financial Accounting Standards: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of FASB Statement No. 114 ("SFAS 118").

     SFAS 109 changes the manner in which companies record deferred tax liabilities or assets and requires ongoing adjustments for enacted changes in tax rates and regulations. The cumulative effect of this change in accounting principle resulted in a $5.1 million increase in the Bank's net income and net deferred tax asset.

     Effective October 1, 1993, the Bank adopted, on a prospective basis, SFAS 114 and SFAS 118. SFAS 114 and SFAS 118 require that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. In addition, SFAS 114 requires impaired loans for which foreclosure is probable to be accounted for as loans instead of REO. No additional reserves were required by adoption of this pronouncement. Impaired loans that are also nonperforming are included in nonperforming assets. See "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in this report.

     SFAS 115 requires companies to classify certain equity securities and all debt securities into one of three categories on the date of acquisition and the date of all subsequent financial statements. Under SFAS 115, securities are categorized as either "held-to-maturity," "available-for-sale" or "trading." In implementing SFAS 115, the Bank determined that its entire investment security portfolio and its entire mortgage-backed security portfolio be classified as available-for-sale at October 1, 1993. The Bank implemented SFAS 115 effective October 1, 1993 and recorded $16.3 million of net unrealized holding gains, net of related income taxes, as a separate component of stockholders' equity as of that date. As a result of an increase in market interest rates, at September 30, 1994, net unrealized holding losses of $14.1 million are reported as a separate component of stockholders' equity. The net unrealized holding gain (loss) on the Bank's available-for-sale portfolio will fluctuate based on market interest rates and the composition of the Bank's investment security and mortgage-backed security portfolios and, at September 30, 1994, was fully deductable from tier 1 capital for regulatory capital purposes pursuant to interim guidance issued by the OTS in August 1993. In November 1994, the OTS revised its existing policy and announced that, beginning as early as December 1994, savings associations may exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. If this revised policy had been in effect on September 30, 1994, the Bank's tangible, core and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64% and 12.66%, respectively.

     The Bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its annual examination of the Bank in September 1994.

     ASSET QUALITY. The improvement in the Bank's asset quality during recent periods continued in fiscal 1994. The Bank will continue its efforts to resolve problem real estate assets and enhance risk management efforts.

     NON-PERFORMING ASSETS. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, all valuation allowances.

                              Non-Performing Assets
                              (Dollars in thousands)

                                                                                          September 30,
                                                                    ----------------------------------------------------------
                                                                       1994        1993        1992        1991        1990
                                                                    ----------  ----------  ----------  ----------  ----------
Non-performing assets:
  Non-accrual loans:
    Residential                                                     $   8,306   $   9,108   $  12,865   $  17,913   $   8,119
    Commercial and multifamily                                           -           -          3,694        -           -
    Residential construction and ground                                  -           -         11,196      30,469      45,622
    Commercial construction and ground                                   -           -          3,413      15,629      31,661
                                                                    ----------  ----------  ----------  ----------  ----------
      Total non-accrual real estate loans                               8,306       9,108      31,168      64,011      85,402
    Credit card                                                        16,229      20,557      26,780      33,682      23,798
    Consumer and other                                                    498         314       3,572       3,331       1,207
                                                                    ----------  ----------  ----------  ----------  ----------
      Total non-accrual loans (1)                                      25,033      29,979      61,520     101,024     110,407
                                                                    ----------  ----------  ----------  ----------  ----------

  Non-accrual real estate held for investment (1)                       8,915       8,898       8,892       8,892      17,236
                                                                    ----------  ----------  ----------  ----------  ----------

  Real estate acquired in settlement of loans                         387,024     434,616     541,352     537,490     338,999
  Reserve for losses on real estate acquired in settlement of loans  (109,074)   (101,462)    (94,125)    (53,337)    (10,078)
                                                                    ----------  ----------  ----------  ----------  ----------
    Real estate acquired in settlement of loans, net                  277,950     333,154     447,227     484,153     328,921
                                                                    ----------  ----------  ----------  ----------  ----------

      Total non-performing assets                                   $ 311,898   $ 372,031   $ 517,639   $ 594,069   $ 456,564
                                                                    ==========  ==========  ==========  ==========  ==========


Reserve for losses on loans                                         $  50,205   $  68,040   $  78,818   $  89,745   $  58,339
Reserve for losses on real estate held for investment                   9,899      10,182      14,919       4,161       2,800
Reserve for losses on real estate acquired in settlement of loans     109,074     101,462      94,125      53,337      10,078
                                                                    ----------  ----------  ----------  ----------  ----------

  Total reserves for losses                                         $ 169,178   $ 179,684   $ 187,862   $ 147,243   $  71,217
                                                                    ==========  ==========  ==========  ==========  ==========


(1)  Before deduction of reserves for losses.

                           (Dollars in thousands)


                                                                                          September 30,
                                                                    ----------------------------------------------------------
                                                                       1994        1993        1992        1991        1990
                                                                    ----------  ----------  ----------  ----------  ----------

Ratios:

  Non-performing assets, net to total assets (3)                         5.40%       6.03%       8.48%      10.37%       7.58%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                              169.58%     219.29%      53.16%      23.72%      22.38%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                              212.77%     228.08%     214.96%     209.73%     151.03%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                           319.28%     376.11%     131.10%     117.68%     272.08%

  Reserve for losses on loans to non-accrual loans (1)                 200.56%     226.96%     128.12%      88.84%      52.84%

  Reserve for losses on loans to total loans receivable (2)              1.97%       2.83%       3.52%       2.79%       1.83%


(1)   Before deduction of reserves for losses.
(2)   Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.
(3)   Non-performing assets is presented after all reserves for losses on loans and real estate held for investment or sale.

     Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure (prior to the adoption of SFAS 114 in fiscal 1994).

     Non-performing assets totaled $311.9 million, after valuation allowances on REO of $109.1 million, at September 30, 1994, compared to $372.0 million, after valuation allowances on REO of $101.5 million, at September 30, 1993. In addition to the valuation allowances on REO, the Bank maintained $4.0 million and $4.5 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at September 30, 1994 and September 30, 1993, respectively. The decrease in non-performing assets was attributable to declines in non-accrual loans and REO of $4.9 million and $55.2 million, respectively, during the year ended September 30, 1994.

     The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual REI and REO, totaled $295.2 million at September 30, 1994 or 94.6% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $292.8 million at September 30, 1994, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.

                            Decline in Non-Performing
                               Real Estate Assets

                                                  Total
                                                Valuation                                          Cumulative
                              Total           Allowances on              Total                    Decline From
                          Non-Performing    Non-Accrual Real        Non-Performing             February 29, 1992
                           Real Estate      Estate Loans and          Real Estate          ------------------------
                            Assets (1)     Non-Accrual REI (2)        Assets, Net            Amount        Percent
                          --------------   -------------------      --------------         ---------      ---------
                                                             (Dollars in thousands)
December 31, 1991 ..         $559,665            $ 6,692                $552,973               --             --
February 29, 1992 ..          574,321              6,712                 567,609               --             --
March 31, 1992 .....          551,960              5,490                 546,470           ($21,139)        -3.7%
June 30, 1992 ......          512,729             10,224                 502,505            (65,104)       -11.5%
September 30, 1992 .          487,287              7,147                 480,140            (87,469)       -15.4%
December 31, 1992 ..          427,113              2,332                 424,781           (142,828)       -25.2%
March 31, 1993 .....          394,672              2,635                 392,037           (175,572)       -30.9%
June 30, 1993 ......          382,657              2,634                 380,023           (187,586)       -33.1%
September 30, 1993 .          351,160              2,427                 348,733           (218,876)       -38.6%
December 31, 1993. .          345,968              3,493                 342,475           (225,134)       -39.7%
March 31, 1994 . . .          323,185              3,487                 319,698           (247,911)       -43.7%
June 30, 1994  . . .          310,506              3,620                 306,886           (260,723)       -45.9%
September 30, 1994 .          295,171              2,390                 292,781           (274,828)       -48.4%

- --------------------
(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At September 30, 1994, valuation allowances on non-accrual real estate loans and non-accrual REI were $0.4 million and $2.0 million, respectively.

     A larger portion of the affected properties financed by the Bank involves residential rather than commercial properties. At September 30, 1994, $257.6 million or 87.3% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). In general, the residential real estate market was less significantly affected by the downturn in the early 1990s than the commercial real estate market. The Bank has disposed of the majority of its commercial REO and is seeking to effect the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO."

     NON-ACCRUAL LOANS. The Bank's non-accrual loans totaled $25.0 million at September 30, 1994, a decrease of $5.0 million from $30.0 million at September 30, 1993. At September 30, 1994, non-accrual loans consisted primarily of $8.3 million of non-accrual real estate loans and $16.2 million of non-accrual credit card loans. Non-accrual loans decreased primarily because of net principal repayments and reductions of non-accrual credit card loans of $4.3 million.

The reduction in non-accrual credit card loans reflects improved economic conditions.

     At September 30, 1994, the Bank had $16.2 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $10.7 million of credit card loans classified for regulatory purposes as substandard which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($10.7 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 60-89 days past due. Of the $10.7 million, $4.3 million was current, $0.2 million was 30-59 days past due and $6.2 million was 60-89 days past due at September 30, 1994. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

     NON-ACCRUAL REI. At September 30, 1994 and September 30, 1993, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing.

     REO. In the past, the Bank was an active lender on residential real estate development projects and, to a lesser extent, commercial buildings and land.
The majority of the amount of loans originated were made to developers for the acquisition and development of residential planned unit developments. The majority of the loans contained provisions that entitled the Bank to a portion of the profits generated by the underlying properties. Beginning in mid-1990 and extending through 1992, as a result of the slowdown in the Washington, D.C. area economy, the Bank took active control, either through foreclosure or deed-in-lieu of foreclosure, of most of the properties securing these loans.
The Bank decided that completing the infrastructure of the properties, implementing an aggressive marketing program, and then selling building lots to home builders represented the most effective method of recovering the Bank's investment in these properties.

       At September 30, 1994, the Bank's REO totaled $277.9 million, after valuation allowances on such assets of $109.1 million. The principal component of REO consists of the Communities, which had an aggregate book value of $211.4 million at that date. Four of the Communities are under active development.

     During the year ended September 30, 1994, REO decreased

$55.2 million. This decrease was primarily attributable to sales in the Communities and other smaller residential properties and the sale of six properties with an aggregate book value of $12.9 million after valuation allowances. See "Disposition of REO."

     The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO." The Bank capitalized interest in the amount of $4.4 million in the year ended September 30, 1994, of which $4.3 million related to the Bank's four active Communities.

     DISPOSITION OF REO. During the year ended September 30, 1994, the Bank received proceeds of approximately $112.2 million upon the disposition of REO consisting of two office buildings ($5.3 million), 1,094 residential lots or units in the Communities and other smaller residential properties ($88.0 million), approximately 21 acres of land in three of the Communities ($8.2 million), one industrial building ($5.7 million) and various single-family residential properties ($5.0 million).

     The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in an orderly manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, D.C. metropolitan area. In addition, under its written agreement with OTS, the Bank is required to make every effort to reduce its exposure in certain of its real estate development properties, including the four active Communities. In accordance with this requirement, management of the Bank is pursuing several strategies. First, the Bank has focused its efforts on marketing building lots directly to homebuilders. The Bank is proceeding with lot development to meet the requirements of existing and new contracts with builders. Second, the Bank continues to seek and negotiate with potential purchasers of retail and commercial ground in the Communities. Third, the Bank continues to seek potential investors concerning the possibility of larger scale or bulk purchases of ground at the Communities.

     The following table sets forth information about the Bank's REO at September 30, 1994.

                               Balance                 Balance
                               Before        All        After        Percent
                              Valuation   Valuation   Valuation         of
                              Allowances  Allowances  Allowances      Total
                              ----------  ----------  ----------     -------
                                            (Dollars in thousands)
Communities...............      $291,365    $ 79,922    $211,443        76.0%
Residential ground and
  construction............        57,681      21,087      36,594        13.2
Retail centers............        15,335       1,357      13,978         5.0
Commercial ground.........        21,251       6,638      14,613         5.3
Single-family residential
  properties..............         1,392          70       1,322         0.5
                                --------    --------    --------       -----
    Total REO.............      $387,024    $109,074    $277,950       100.0%
                                ========    ========    ========       =====

     At September 30, 1994, the Bank had executed contracts to sell seven of these properties at their aggregate book value of $17.2 million at that date.

     The four active Communities consist primarily of 12,936 residential lots or units and 196.6 acres of land designated for retail use. At September 30, 1994, 9,125 residential units (70.5%) had been sold to builders, consisting of 6,872 units (53.1%) which had been settled and 2,253 units (17.4%) which were under contract and pending settlement. At the same date, approximately 106.8 acres (54.3%) of retail land had been sold to developers, including 20.5 acres which were under contract and pending settlement. In addition, at September 30, 1994, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

     The rate of home sales in the Bank's four active Communities during fiscal 1994 (1,370) declined slightly from the rate in fiscal 1993 (1,522). The decline resulted primarily from lower demand due to increased interest rates for mortgage loans.

     The Bank will continue to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                                       September 30,
                                         --------------------------------------
                                           1994           1993           1992
                                         --------       --------       --------
                                                      (In thousands)
Residential construction loans.........  $ 13,367       $ 10,386       $  3,138
Single-family permanent loans (1)......    54,642         79,104         93,856
                                         --------       --------       --------
  Total..................                $ 68,009       $ 89,490       $ 96,994
                                         ========       ========       ========

- --------------------
(1) Includes $4.4 million, $8.8 million and $13.3 million of loans classified as held for sale at September 30, 1994, 1993 and 1992, respectively, in the Consolidated Financial Statements in this report.

     The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's policy is to sell all such single-family permanent loans for which the date of initial application is subsequent to September 30, 1991. Through September 30, 1994, the Bank had originated $170.6 million and sold $166.2 million of such loans. At September 30, 1994, the remaining $4.4 million of such loans are classified as held for sale and generally are expected to be sold in the first quarter of fiscal 1995. The total pre-tax cost to the Bank of granting more favorable terms to the borrowers was approximately $2.6 million, or 1.5% of the $170.6 million principal amount of the loans made. The estimated cost is generally recognized by the Bank as a cost of sale at the time that the Bank sells building lots to developers.

     In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents net funds provided by development at the four active Communities for the years indicated.


                                                Year Ended September 30,
                                         --------------------------------------
                                           1994           1993           1992
                                         --------       --------       --------
                                                      (In thousands)
Sales proceeds..............             $ 78,057       $ 66,291       $ 39,594
Development costs ..........               43,547         51,649         35,803
                                         --------       --------       --------
Net funds provided
  by development............             $ 34,510       $ 14,642       $  3,791
                                         ========       ========       ========


     The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

     In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At September 30, 1994, this property had a book value of $30.8 million, after valuation allowances.

     Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at September 30, 1991 without OTS approval. The OTS has not objected to the implementation of the Bank's budgets for additional investments in these properties through September 30, 1994.

     The Bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. Bank does not anticipate any significant increases in non-performing and potential problem assets.

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

     At September 30, 1994, potential problem assets totaled $34.1 million before valuation allowances of $11.2 million, as compared to $73.6 million, before valuation allowances of $15.4 million at September 30, 1993. The $39.5 million decrease in potential problem assets is primarily attributable to $25.1 million of loans incurred by borrowers whose financial condition is such that management no longer has serious doubts as to such borrowers' ability to comply with present repayment terms. The repayment of two commercial permanent loans with an aggregate principal balance of $5.2 million, the repayment of one commercial construction loan with a principal balance of $1.2 million and other net pay-downs of $8.0 million also contributed to the decrease in potential problem assets.

     DELINQUENT LOANS. At September 30, 1994, delinquent loans totaled $31.8 million (or 1.2% of gross loans) compared to $49.1 million (or 2.0% of gross loans) at September 30, 1993. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1994.

                                         Principal Balance                       Total as a
                               --------------------------------------            Percentage
                              Mortgage       Non-Mortgage                         of Gross
                               Loans            Loans          Total              Loans (1)
                              --------       ------------      -----             -----------
                                       (Dollars in thousands)
Loans delinquent for:

30-59 days ..........         $ 3,817         $17,557          $21,374              0.8%
60-89 days ..........             457           9,969           10,426              0.4%
                              -------         -------          -------              ----
  Total .............         $ 4,274         $27,526          $31,800              1.2%
                              =======         ========         =======              ====

______________

(1) Includes loans held for sale and/or securitization, before deduction of reserves.

     Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $4.3 million at September 30, 1994 from $8.9 million at September 30, 1993. The $4.6 million decrease was primarily attributable to the return to current status of loans previously delinquent 30-59 days as a result of the improvement in general economic conditions.

     Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $27.5 million at September 30, 1994 from $40.2 million at September 30, 1993, primarily as a result of an improvement in general economic conditions. Non-mortgage loans delinquent 30-89 days as a percentage of total non-mortgage loans outstanding decreased to 2.7% at September 30, 1994 from 4.5% at September 30, 1993.

     TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.


                                          September 30,
                                    ------------------------
                                      1994             1993
                                    -------          -------

                                         (In thousands)
Troubled debt
 restructurings.....                $29,141          $36,729
                                    =======          =======


     At September 30, 1994, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and two residential ground loans with principal balances totaling $15.9 million. The decrease in loans accounted for as troubled debt restructurings from September 30, 1993 resulted from the repayment of one commercial permanent loan with a principal balance of $4.0 million, the repayment of one residential ground loan with a principal balance of $2.5 million, the repayment of one residential construction loan with a principal balance of $0.5 million and other net pay-downs of $0.6 million. At September 30, 1994, the Bank had commitments to lend $2.5 million of additional funds on loans that have been restructured.

     REAL ESTATE HELD FOR INVESTMENT. At September 30, 1994, real estate held for investment consisted of seven properties with an aggregate book value of $52.7 million, net of accumulated depreciation of $13.6 million and valuation allowances of $9.9 million. This category includes one office building (which was approximately 82% leased at such date) and two apartment buildings (which were fully leased at such date and are financed with bonds issued through a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank. Also included is a loan to a developer with a book value of $8.9 million at September 30, 1994, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

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

            Analysis of Reserve Balances on and Charge-offs of Loans
                              (Dollars in thousands)


                                                                         Year Ended September 30,
                                                          -----------------------------------------------------
                                                             1994       1993       1992       1991       1990
                                                          ---------  ---------  ---------  ---------  ---------

Balance at beginning of year                              $ 68,040   $ 78,818   $ 89,745   $ 58,339   $ 41,934
                                                          ---------  ---------  ---------  ---------  ---------

Provision for loan losses                                   33,237     62,513     89,062    147,141     78,300
                                                          ---------  ---------  ---------  ---------  ---------

Charge-offs:
  Residential                                                1,641         45        581         78
  Commercial and multifamily                                   112        766      1,855      1,500      1,622
  Ground                                                     2,027      4,274      1,650     16,899      2,375
  Residential construction                                    -                    1,971      3,564        517
  Commercial construction                                      447                 1,431     13,421      1,944
  Credit card                                               59,874     78,445    103,158     89,294     64,493
  Consumer and other                                         1,058      3,664      1,898      1,695        560
                                                          ---------  ---------  ---------  ---------  ---------
      Total charge-offs                                     65,159     87,194    112,544    126,451     71,511
                                                          ---------  ---------  ---------  ---------  ---------

Recoveries:
  Ground                                                                                                   120
  Credit card                                               13,630     13,601     12,196     10,618      8,732
  Other                                                        457        302        359         98        764
                                                          ---------  ---------  ---------  ---------  ---------
      Total recoveries                                      14,087     13,903     12,555     10,716      9,616
                                                          ---------  ---------  ---------  ---------  ---------

Charge-offs, net of recoveries                              51,072     73,291     99,989    115,735     61,895
                                                          ---------  ---------  ---------  ---------  ---------

Balance at end of year                                    $ 50,205   $ 68,040   $ 78,818   $ 89,745   $ 58,339
                                                          =========  =========  =========  =========  =========

Provision for loan losses to average loans  (1)               1.23%      2.93%      3.69%      4.72%      2.36%
Net loan charge-offs to average loans (1)                     1.89%      3.43%      4.15%      3.72%      1.86%
Ending reserve for losses on loans to total loans (1) (2)     1.97%      2.83%      3.52%      2.79%      1.83%


(1) Includes loans held for sale and/or securitization.
(2) Before deduction of reserves.

               Components of Reserve for Losses on Loans by Type
                             (Dollars in thousands)


                                                                                        September 30,
                         -------------------------------------------------------------------------------------------------------
                                1994                  1993                 1992                1991                1990
                         --------------------  ---------------------  -------------------  -----------------   -----------------
                                Percent of           Percent of           Percent of           Percent of          Percent of
                                Loans to             Loans to             Loans to             Loans to            Loans to
                         Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount Total Loans  Amount Total Loans
                         ------ -----------   ------ -----------   ------ -----------   ------ -----------  ------ -----------

Balance at end of period
allocated to:

Residential permanent    $ 1,384      53.8%   $ 4,235      53.6%   $ 2,335      41.6%   $ 2,326      41.7%  $ 1,263      32.2%

Home equity                  133       1.4        250       2.5        504       9.9        597       9.0       470      22.2

Commercial and
multifamily                8,506       3.3       9,606      3.9      5,907       2.7      4,655       2.1     3,960       2.8

Residential construction   1,455       1.2       4,125      1.5      4,470       2.6      3,683       2.2     1,708       2.2

Commercial construction      245       0.2         345      0.4        729       0.5      1,754       0.7     1,407       1.9

Ground                     2,362       0.6       1,412      0.7      2,624       1.0      2,168       1.3    10,305       4.5

Credit card               34,530      25.5      46,886     31.4     57,566      38.9     70,642      40.4    35,942      27.6

Consumer and other         1,590      14.0       1,181      6.0      4,683       2.8      2,997       2.6     1,132       6.6
                         --------              --------            --------             --------             --------
  Subtotal                50,205                68,040              78,818               88,822               56,187
  Unallocated                -                     -                   -                    923                2,152
                         --------              --------            --------             --------             --------
    Total                $50,205               $68,040             $78,818              $89,745               $58,339
                         ========              ========            ========             ========              ========

              Analysis of Reserve Balances on and Charge-offs of
                   Real Estate Held for Investment or Sale
                                (In thousands)

                                                            Year ended September 30,
                                           -------------------------------------------------------------
                                              1994        1993         1992         1991         1990
                                           ---------   ----------   ----------   ----------   ----------
Balance at beginning of year:
  Real estate held for investment          $ 10,182    $  14,919    $   4,161    $   2,800    $    -
  Real estate held for sale                 101,462       94,125       53,337       10,078         -
                                           ---------   ----------   ----------   ----------   ----------
    Total                                   111,644      109,044       57,498       12,878         -
                                           ---------   ----------   ----------   ----------   ----------

Provision for real estate losses:
  Real estate held for investment              (283)       1,470       12,673        4,724       45,586
  Real estate held for sale                  14,335       28,945       47,923       43,259       10,078
                                           ---------   ----------   ----------   ----------   ----------
    Total                                    14,052       30,415       60,596       47,983       55,664
                                           ---------   ----------   ----------   ----------   ----------

Charge-offs:
  Real estate held for investment:
    Residential construction                   -            -            -            -             117
    Residential ground                         -            -            -            -          41,585
    Commercial ground                          -            -           1,550        3,363        1,084
    Commercial permanent                       -            -             365         -            -
    Commercial construction                    -           6,207         -            -            -
                                           ---------   ----------   ----------   ----------   ----------
      Total                                    -           6,207        1,915        3,363       42,786
                                           ---------   ----------   ----------   ----------   ----------

  Real estate held for sale:
    Residential                                -            -           3,002         -            -
    Residential construction                    911           79         -            -            -
    Residential ground                         -             259          348         -            -
    Commercial ground                          -           1,353        3,785         -            -
    Commercial permanent                      5,812          761         -            -            -
    Commercial construction                    -          19,156         -            -            -
                                           ---------   ----------   ----------   ----------   ----------
      Total                                   6,723       21,608        7,135         -            -
                                           ---------   ----------   ----------   ----------   ----------

    Total charge-offs on real estate
       held for investment or sale            6,723       27,815        9,050        3,363       42,786
                                           ---------   ----------   ----------   ----------   ----------

Balance at end of year:
  Real estate held for investment             9,899       10,182       14,919        4,161        2,800
  Real estate held for sale                 109,074      101,462       94,125       53,337       10,078
                                           ---------   ----------   ----------   ----------   ----------
    Total                                  $118,973    $ 111,644    $ 109,044    $  57,498    $  12,878
                                           =========   ==========   ==========   ==========   ==========

                      Components of Reserve for Losses
                 on Real Estate Held for Investment or Sale
                                (In thousands)

                                                                    September 30,
                                           -------------------------------------------------------------
                                             1994        1993         1992         1991         1990
                                           ---------   ----------   ----------   ----------   ----------
Reserve for losses on real estate
  held for investment:
  Commercial and multifamily               $  7,793    $   7,945    $   8,037    $   2,389    $     839
  Commercial construction                                               4,995          506          506
  Ground                                      1,975        1,972        1,682        1,266        1,455
  Other                                         131          265          205
                                           ---------   ----------   ----------   ----------   ----------
     Total                                    9,899       10,182       14,919        4,161        2,800
                                           ---------   ----------   ----------   ----------   ----------

Reserve for losses on real estate
  held for sale:
  Residential                                    66          102          447        2,813        1,906
  Home equity                                     4           53           21            4            3
  Commercial and multifamily                    142        4,678        1,705        1,564           96
  Commercial construction                     1,216        1,387       15,439        6,899        2,115
  Residential construction                    1,942        2,924        2,294        1,664          307
  Ground                                    105,704       92,318       74,219       40,393        5,651
                                           ---------   ----------   ----------   ----------   ----------
     Total                                  109,074      101,462       94,125       53,337       10,078
                                           ---------   ----------   ----------   ----------   ----------

     Total reserve for losses on real
       estate held for investment or sale  $118,973    $ 111,644    $ 109,044    $  57,498    $  12,878
                                           =========   ==========   ==========   ==========   ==========

     The Bank maintains reserves for estimated losses on loans and real estate. See "Business - Banking - Delinquencies, Foreclosures and Reserves for Losses - Reserves for Losses." The Bank's total reserves for losses on loans and real estate held for investment or sale decreased by $10.5 million from the level at September 30, 1993 to $169.2 million at September 30, 1994. The $10.5 million decrease was primarily attributable to decreased reserves on credit card loans resulting partially from the securitization and sale of $1.4 billion of such loans and the sale of credit card relationships with related receivable balances of $96.5 million during fiscal 1994, and a decline in the ratio of credit card charge-offs to outstanding credit card loans. Reserves for losses on real estate loans also decreased, primarily because of the adoption of SOP 92-3 during fiscal 1993. The decreased reserves on credit card and real estate loans were partially offset by increased reserves on real estate held for sale. The $7.6 million increase in reserves on real estate held for sale was primarily attributable to an increase of $13.2 million in the reserves on two of the five Communities based upon updated internal analyses and computations of the fair value of these assets. During the year ended September 30, 1994, the Bank recorded net charge-offs of $11.0 million on loans secured by real estate and real estate held for investment or sale and provided an additional $12.4 million in valuation allowances on these assets.

     The following table shows reserves for losses on performing and non-performing assets at the dates indicated.


                                          September 30, 1994
                              -------------------------------------------
                              Performing     Non-Performing          Total
                              ----------     --------------         ------
                                             (In thousands)

Reserves for losses on:

 Loans:
  Real estate..............   $13,670           $  415              $ 14,085
  Credit card..............    32,907            1,623                34,530
  Consumer and other.......     1,590               --                 1,590
                              -------        ---------              --------
  Total reserve for
    losses on loans........    48,167            2,038                50,205
                              -------        ---------              --------

 Real estate held for
  investment...............     7,924            1,975                 9,899
 Real estate held for sale.       -            109,074               109,074
                              -------        ---------              --------

 Total reserve for losses on
   real estate held for
   investment or sale......     7,924          111,049                118,973
                              -------        ---------              ---------

Total reserves for losses..   $56,091         $113,087               $169,178
                              =======         ========               ========


                                          September 30, 1993
                              --------------------------------------------
                              Performing     Non-Performing          Total
                              ----------     --------------          -----
                                             (In thousands)

Reserves for losses on:

 Loans:
  Real estate..............   $19,518        $    455               $ 19,973
  Credit card..............    44,830           2,056                 46,886
  Consumer and other.......     1,125              56                  1,181
                              -------        --------               --------
   Total reserve for
    losses on loans........    65,473           2,567                 68,040
                              -------        --------               --------

 Real estate held for
  investment...............     8,210           1,972                 10,182
 Real estate held for sale.      -            101,462                101,462
                              -------        --------               --------

 Total reserve for losses on
   real estate held for
   investment or sale......     8,210         103,434                111,644
                              -------        --------               --------

 Total reserves for losses.   $73,683        $106,001               $179,684
                              =======        ========               ========

     Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $133.1 million at September 30, 1994, which constituted 32.9% of total non-performing real estate assets. This amount represented a $1.5 million increase over the September 30, 1993 level of $131.6 million, or 29.1% of total non-performing real estate assets at that date.

     When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for reserves that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors. Reserves for losses on real estate held for sale at September 30, 1994 are in addition to approximately $63.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at September 30, 1994.

     The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its reserves.

     Net charge-offs of credit card loans for the year ended September 30, 1994 were $46.2 million, compared to $64.8 million for the year ended September 30, 1993. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

     The reserve for losses on credit card loans decreased to $34.5 million at September 30, 1994 from $46.9 million at September 30, 1993. This decrease was attributable in part to a lower reserve ratio resulting from a decline in the ratio of credit card charge-offs to outstanding credit card loans. In addition, the securitization and sale of $1.4 billion of credit card receivables and the sale of credit card relationships with related receivable balances of $96.5 million in fiscal 1994 reduced the amount of credit card loans against which the Bank maintains the reserve. The ratios of the reserve for such losses to non-performing credit card loans and to outstanding credit card loans decreased to 212.8% and 5.3%, respectively, at September 30, 1994 from 228.1% and 6.2%, respectively, at September 30, 1993.

     The reserve for losses on consumer and other loans increased to $1.6 million at September 30, 1994 from $1.2 million at September 30, 1993, primarily because of an increase in automobile loan reserves. The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans decreased to 319.3% and 0.4%, respectively, at September 30, 1994 from 376.1% and 0.8%, respectively, at September 30, 1993.

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

     The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans, adjustable-rate home equity credit line loans and adjustable-rate credit card loans, which generally have shorter terms and higher yields than those of mortgage loans. At September 30, 1994, adjustable-rate loans accounted for 78.8% of total loans. ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 12.2% of total loans, and credit card loans accounted for 25.5% of total loans at September 30, 1994.

     In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending. The Bank retains in its portfolio the majority of its adjustable-rate mortgage production.

     A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis assumes a parallel shift in interest rates for instruments of different maturities and does not reflect the possibility that retail deposit pricing changes may lag those of wholesale market funds which, in a period of rising interest rates, might serve to mitigate the decline in net interest spread.

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

     The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1994, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

                     Interest Rate Sensitivity Table (Gap)
                            (Dollars in thousands)

                                                                More than     More than    More than
                                                                Six Months    One Year    Three Years
                                                  Six Months     through       through      through    More than
                                                   or Less       One Year    Three Years  Five Years   Five Years    Total
                                                ------------- ------------- ------------ ------------ ----------- -----------
As of September 30, 1994
Mortgage loans:
  Adjustable-rate                               $    342,776  $    142,089  $   385,058  $   351,263  $   35,082  $1,256,268
  Fixed-rate                                          10,481         9,666       50,211       35,503     110,116     215,977
  Loans held for sale                                 33,598          -             -            -           -        33,598
  Home equity credit lines and second mortgages       40,855          -             -            109         -        40,964
Credit card and other                                588,731        36,904      139,268      118,633      11,057     894,593
Loans held for securitization and sale               115,000          -             -            -           -       115,000
Mortgage-backed securities                           295,344       349,479      375,461        3,673       1,568   1,025,525
Other investments                                    130,105          -           4,399          100         -       134,604
                                                ------------- ------------- ------------ ------------ ----------- -----------
  Total interest-earning assets                    1,556,890       538,138      954,397      509,281     157,823   3,716,529
Total non-interest earning assets                       -             -             -            -       949,769     949,769
                                                ------------- ------------- ------------ ------------ ----------- -----------
  Total assets                                  $  1,556,890  $    538,138  $   954,397  $   509,281  $1,107,592  $4,666,298
                                                ============= ============= ============ ============ =========== ===========

Deposits:
  Fixed maturity deposits                       $    329,031  $    153,313  $   160,444  $    84,179  $      -    $  726,967
  NOW, statement and passbook accounts             1,611,108        41,244      137,367       93,495     199,250   2,082,464
  Money market deposit accounts                    1,104,730          -             -            -           -     1,104,730
Borrowings:
  Capital notes - subordinated                        10,000          -             -            -       150,000     160,000
  Other                                              109,273           108       24,211          588       6,486     140,666
                                                ------------- ------------- ------------ ------------ ----------- -----------
  Total interest-bearing liabilities               3,164,142       194,665      322,022      178,262     355,736   4,214,827
Total non-interest bearing liabilities                  -             -             -            -       199,005     199,005
Stockholders' equity                                    -             -             -            -       252,466     252,466
                                                ------------- ------------- ------------ ------------ ----------- -----------
  Total liabilities & stockholders' equity      $  3,164,142  $    194,665  $   322,022  $   178,262  $  807,207  $4,666,298
                                                ============= ============= ============ ============ =========== ===========

Gap                                              ($1,607,252)     $343,473     $632,375     $331,019   ($197,913)
Cumulative gap                                   ($1,607,252)  ($1,263,779)   ($631,404)   ($300,385)  ($498,298)
Cumulative gap as a percentage
  of total assets                                      (34.4)%       (27.1)%      (13.5)%       (6.4)%     (10.7)%

     The one-year gap, as a percentage of total assets, was a negative 27.1% at September 30, 1994, compared to a negative 26.3% at September 30, 1993. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

     In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

     At September 30, 1994, the Bank was not required to maintain additional amounts of risk-based capital under the interest-rate risk component of the OTS capital regulations. See "Business - Banking - Regulation - Regulatory Capital."

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

     DEFERRED TAX ASSET. At September 30, 1994, the Bank recorded a net deferred tax asset of $38.4 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes. This net deferred tax asset is reported on the Bank's financial statements in accordance with SFAS 109.

     TAX SHARING PAYMENTS. During fiscal 1994, after receiving OTS approval, the Bank made $9.6 million of tax sharing payments to the Real Estate Trust. The Bank made an additional tax sharing payment of $5.0 million subsequent to September 30, 1994. See "Business - Real Estate - Federal Taxation - Consolidated Tax Returns; Tax Sharing Payments."

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

     GENERAL. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

     Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes and the payment of capital improvement costs. In the past, the Real Estate Trust had funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

     The Real Estate Trust's liquidity position was constrained during most of the last three fiscal years, primarily because of the persistence of recessionary conditions in the Real Estate Trust's major real estate markets. Those conditions have significantly affected the availability of long-term fixed-rate mortgage financing on satisfactory terms.

     The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. In fiscal 1994, the Real Estate Trust sold $15.7 million of Unsecured Notes. The table under "Recent Liquidity Trends" below provides information at September 30, 1994 with respect to the maturities of Unsecured Notes outstanding at such date.

     As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 1994, the Real Estate Trust received total cash distributions of $4.6 million from Saul Holdings Partnership.

     RECENT LIQUIDITY TRENDS. The Real Estate Trust's liquidity position was positively affected by the sale on March 30, 1994 of $175.0 million aggregate principal amount of 11- 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes. Approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy an initial collateral requirement with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then- outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

     During the third and fourth quarters of fiscal 1994, the Trust purchased 573,900 shares of common stock of Saul Centers (representing 4.8% of such company's outstanding common stock) for approximately $10.3 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

     The Senior Secured Notes are secured, general obligations of the Trust ranking pari passu with all other unsubordinated obligations of the Trust, including the Unsecured Notes. The Senior Secured Notes are secured by a first-priority perfected security interest in 80% of the issued and outstanding common stock of the Bank, which 80% is owned by the Trust, and in the collateral referred to above, which at September 30, 1994 consisted of cash and cash equivalents of $21.2 million in addition to the Saul

Centers common stock. The Indenture pursuant to which the Senior Secured Notes were issued contains covenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

     The maturity schedule for the Real Estate Trust's outstanding mortgage and other debt at September 30, 1994 is set forth in the following table:


                            Debt Maturity Schedule
                                (in thousands)

                                        Notes Payable-    Notes Payable-
Fiscal Year     Mortgage Notes          Secured           Unsecured         Total
- ---------------------------------------------------------------------------------

1995            $ 11,022                $    ---          $ 7,242           $ 18,264
1996               6,100                     ---            5,761             11,861
1997              23,455                     ---            5,336             28,791
1998               6,935                     ---            5,935             12,870
1999              16,600                     ---           12,769             29,369
Thereafter       121,618                 175,000            3,245            299,863
                --------                --------          -------           --------
                $185,730                $175,000          $40,288           $401,018
                ========                ========          =======           ========

     Of the $185.7 million of mortgage debt outstanding at September 30, 1994, $132.1 million was nonrecourse to the Real Estate Trust.

     The Real Estate Trust believes that capital improvement costs in the next several fiscal years will be in the range of $2 to $4 million per year.

     The Real Estate Trust had negative cash flow from operating activities of $10.9 million, $3.1 million, $0.9 million and $16.4 million in fiscal 1994, 1993, 1992 and 1991, respectively, before tax sharing payments from the Bank of $9.6 million in fiscal 1994, $5.0 million in fiscal 1993 and $29.6 million in fiscal 1991. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

     The Real Estate Trust believes that the improved financial condition and operating results of the Bank in recent periods should enhance the prospects of the Real Estate Trust to receive
tax sharing payments and dividends from the Bank.   As of September 30, 1994,
$12.0 million in tax sharing payments were due to the Real Estate Trust, of which $5.0 million was paid in October 1994 with the approval of the OTS.
The Real Estate Trust to date has not received any cash dividends from the Bank. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. OTS regulations tie the Bank's ability to pay dividends to specific levels of regulatory capital and earnings. See "Business - Banking - Regulation - Dividends and Other Capital Distributions."

     If the Real Estate Trust does not receive tax sharing payments or dividends from the Bank in fiscal 1995, management estimates that the Real Estate Trust will have adequate liquidity from other sources, including unencumbered cash balances, debt service escrow balances related to the Senior Secured Notes, and proceeds from the sale of Unsecured Notes, sufficient to fund its debt service and other cash needs for fiscal 1995.

BANKING

     LIQUIDITY. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

     The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's average monthly liquidity ratio for the month ended September 30, 1994 was 18.6%, compared to 24.3% for the month ended September 30, 1993. Additionally, the Bank met the liquidity level requirements for each month of fiscal 1994. The decline in the Bank's liquidity ratio was primarily attributable to scheduled and unscheduled principal paydowns on unpledged securities, which reduced the level of qualifying collateral.

     The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans, mortgage-backed securities and investment securities and (iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1994, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $908.2 million, $4.4 million and $1.0 billion, respectively. The estimated borrowing capacity of available mortgage loans, U.S. Government securities and mortgage-backed securities that could be pledged to the FHLB of Atlanta and various security dealers totaled $1.4 billion at September 30, 1994, after market-value and other adjustments.

     In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $1.4 billion of credit card receivables and sold credit card relationships with related receivable balances of $96.5 million during fiscal 1994. In addition, during fiscal 1994, the Bank securitized and sold $181.9 million of home equity credit line receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

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

     The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the year ended September 30, 1994, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $12.2 billion, repay borrowings of $3.1 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $2.9 billion, purchase investments and loans of $547.9 million and meet operating expenses, before depreciation and amortization, of $215.4 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $12.3 billion, proceeds from borrowings of $2.7 billion, proceeds from sales of loans, securities and real estate


                                      -106
of $2.4 billion, and principal and interest collected on investments, loans, mortgage-backed securities and trading securities of $1.1 billion.

     The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. See Note 28 to the Consolidated Financial Statements in this report. Of the $2.4 billion of outstanding trust certificate balances at September 30, 1994, the primary recourse to the Bank was approximately $65.9 million.

     The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At
September 30, 1994, recourse to the Bank under these arrangements was approximately $5.9 million. See Note 28 to the Consolidated Financial Statements in this report.

     The Bank's commitments at September 30, 1994 are set forth in the following table:


                                              (In thousands)

Commitments to originate loans                    $   61,440
                                                  ----------

Loans in process (collateralized loans):
  Home equity .................................      543,067
  Real estate construction.....................       33,494
  Commercial and multifamily ..................          429
                                                  ----------
                                                     576,990
                                                  ----------

Loans in process (unsecured loans):
  Credit cards.................................    6,769,539
  Overdraft lines..............................       41,773
  Commercial...................................        1,612
                                                  ----------
                                                   6,812,924
                                                  ----------

      Total commitments to extend credit.......    7,451,354

Letters of credit .............................       62,597
Recourse arrangements on asset-backed
  securitizations .............................       65,907
Recourse arrangements on mortgage-backed
  securities ..................................        5,874
                                                  ----------

      Total commitments .......................   $7,585,732
                                                  ==========


     Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 96.4% of commitments at September 30, 1994.

     At September 30, 1994, repayments of borrowed money scheduled to occur during the next 12 months were $2.5 million. Certificates of deposit maturing during the next 12 months amounted to $482.3 million, of which a substantial portion is expected to remain with the Bank.

     There were no material commitments for capital expenditures at September 30, 1994.

     The Bank's liquidity requirements in years subsequent to fiscal 1994 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

     CAPITAL. At September 30, 1994, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations. On the basis of its September 30, 1994 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "adequately-capitalized" institutions under the prompt corrective action regulations.

     The following table shows the Bank's regulatory capital levels at September 30, 1994 in relation to the regulatory requirement in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

                               Regulatory Capital
                             (Dollars in thousands)

                                                                              Minimum             Excess
                                                   Actual               Capital Requirement      Capital
                                           -------------------------   ---------------------    ---------
                                                        As a %                      As a %
                                             Amount    of Assets (3)     Amount    of Assets      Amount
                                           ---------   ---------       ---------   ---------    ---------
Capital per financial statements           $289,956

Adjustments for tangible and core capital:
   Intangible assets                        (50,484)
   Non-includable subsidiaries  (1)          (9,990)
                                           ---------
      Total tangible capital                229,482        4.96%       $ 69,369        1.50%    $160,113
   Supervisory goodwill                      17,342    =========       =========   =========    =========
                                           ---------
      Total core capital (2)                246,824        5.34%       $184,984        4.00%    $ 61,840
                                           ---------   =========       =========   =========    =========

      Total tier 1 risk-based capital (2)   246,824        6.95%       $142,077        4.00%    $104,747
                                           ---------   =========       =========   =========    =========
Adjustments for risk-based capital:
   Subordinated capital debentures          152,900
   Reserve for general loan losses           42,973
                                           ---------
      Total supplementary capital           195,873
                                           ---------
      Total available capital               442,697
   Equity investments (1)                   (34,009)
                                           ---------
      Total risk-based capital (2)         $408,688       12.19%       $284,154        8.00%    $124,534
                                           =========   =========       =========   =========    =========

(1) Reflects an aggregate offset of $5.5 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(2) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3) If the OTS policy to exclude net unrealized holding gains (losses) from regulatory capital had been in effect on September 30, 1994, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64%, 7.35% and 12.66%, respectively.

     The Bank's stockholders' equity, and therefore its regulatory capital, was adversely affected in fiscal 1994 by a decrease of $30.4 million, after related income taxes, in the market value of the Bank's securities classified as available-for-sale. As market interest rates fluctuate, the market value of the Bank's available-for-sale portfolio, and therefore its stockholders' equity, also will fluctuate. As a result of the OTS's recent reversal of its policy, however, such fluctuations no longer will affect the Bank's levels of regulatory capital. See "Business - Banking - Regulation - Regulatory Capital."

     In November 1994, the OTS announced its policy to exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. Savings associations are required to adopt the revised policy by June 1995, but may elect to adopt the revised policy beginning in December 1994. This new policy replaces the interim OTS policy issued in August 1993, pursuant to which net unrealized holding gains (losses) were fully includable in tier 1 capital for regulatory capital purposes. If this policy had been in effect on September 30, 1994, the Bank's tangible, core and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64% and 12.66%, respectively.

     REGULATORY ACTION AND REQUIREMENTS. The Bank is subject to an amended written agreement with the OTS, dated October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. In September 1993, the Bank received OTS approval, subject to certain conditions, to increase incrementally its total assets during the period from July 1, 1993 through June 30, 1994 by an amount up to $500 million. In addition, on September 27, 1994, the OTS notified the Bank that it would not object to an increase in the Bank's total assets of approximately $75.0 million for the quarter ended September 30, 1994.

     The Bank is subject to a requirement to obtain OTS approval for changes in directors and senior executive officers and the imposition of higher FDIC insurance premiums. In January 1994, the OTS approved the appointment of three additional directors to the Bank's Board of

Directors.

     CAPITAL MAINTENANCE STRATEGIES. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at September 30, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 4.65%, 4.65% and 11.26%, respectively, which exceeded the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. At September 30, 1994, the Bank had $27.2 million, after subsequent valuation allowances, of extensions of credit to, and investment in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were subject at September 30, 1994 to a 40% phase-out from all three FIRREA capital requirements. This phase-out will increase to 60% on July 1, 1995 and 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At September 30, 1994, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $38.6 million which were subject to a 100% phase-out from total capital for risk-based capital purposes, effective July 1, 1994. Pursuant to OTS guidelines, $5.5 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments.

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

     OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. Although there can be no assurances in this regard, management believes it will be able to receive the necessary extensions. The following table sets forth the Bank's REO at September 30, 1994, after valuation allowances of $109.1 million, by the fiscal year in which the property was acquired through foreclosure.


                    Fiscal Year              (In thousands)

                      1990 (1)..................$129,152
                      1991...................... 106,318
                      1992......................  15,860
                      1993......................   7,450
                      1994......................  19,170
                                                --------
                        Total REO...............$277,950
                                                ========

____________________

     (1) Includes REO with an aggregate net book value of $34.0 million, which the Bank agreed to treat as equity investments for regulatory capital purposes.

     At September 30, 1994, the Bank had $48.3 million in supervisory goodwill, of which $17.3 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.375% of tangible assets beginning January 1, 1994 and 0% beginning January 1, 1995.

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

     PROMPT CORRECTIVE ACTION. Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.34%, 6.95% and 12.19%, respectively, which exceeded the ratios established for "well-capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of nonperforming assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS's regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries and equity investments. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized." On a fully phased-in basis at September 30, 1994, the Bank's regulatory capital ratios would meet the ratios established for "adequately capitalized" institutions.

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

     The Bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, non-interest income from securitizations of credit card and home equity credit line receivables and gains on sales of credit card accounts (or "relationships"), loans and mortgage-backed securities have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the Bank's principal expenses are operating expenses.

FISCAL 1994 COMPARED TO FISCAL 1993

REAL ESTATE

     The following table sets forth, for the fiscal years ended September 30, 1994, 1993 and 1992, direct operating results for the Real Estate Trust's (i) shopping center and office properties, (ii) commercial properties portfolio, which presents the shopping center and office property results on a combined basis, and (iii) hotel properties. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for a 21.5% limited partnership interest in Saul Holdings Partnership (the "Saul Centers Transaction"). See "Business - Real Estate - Investment in Saul Holdings Limited Partnership" and Note 2 to the Consolidated Financial Statements in this report. As a result of the Saul Centers Transaction, the fiscal 1994 operating results of commercial properties, which did not include the Transferred Properties, and the fiscal 1993 operating results, which included such commercial properties for less than the entire fiscal year, are not entirely comparable to the results of the prior corresponding periods.

                                                                                Year Ended September 30,
                                                                      ----------------------------------------
                                                                          1994(1)        1993(1)        1992
                                                                      ----------------------------------------
                                                                                     (In thousands)
OFFICE PROPERTIES
Revenue
     Base rent . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,345     $   16,975     $   19,101
     Expense recoveries. . . . . . . . . . . . . . . . . . . . . . .         967          1,272          1,916
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         503            410            566
                                                                      -----------------------------------------
          Total revenues . . . . . . . . . . . . . . . . . . . . . .      16,815         18,657         21,583
                                                                      -----------------------------------------

Direct operating expenses
     Real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       1,383          1,508          1,733
     Repairs and maintenance . . . . . . . . . . . . . . . . . . . .       1,792          1,718          1,695
     Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,324          2,261          2,326
     Payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . .         566            548            549
     Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .         256            282            296
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         651            906          1,105
                                                                      -----------------------------------------
          Total direct operating expenses. . . . . . . . . . . . . .       6,972          7,223          7,704
                                                                      -----------------------------------------
Income after direct operating expenses . . . . . . . . . . . . . . .   $   9,843      $  11,434      $  13,879
                                                                      -----------------------------------------
                                                                      -----------------------------------------

SHOPPING CENTERS
Revenue
     Base rent . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      --      $  19,635      $  21,284
     Percentage rent . . . . . . . . . . . . . . . . . . . . . . . .          --          4,488          4,857
     Expense recoveries. . . . . . . . . . . . . . . . . . . . . . .          --          2,231          2,608
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            725          1,157
                                                                      -----------------------------------------
          Total revenues . . . . . . . . . . . . . . . . . . . . . .          --         27,079         29,906
                                                                      -----------------------------------------

Direct operating expenses
     Real estate taxes . . . . . . . . . . . . . . . . . . . . . . .          --          1,977          2,053
     Repair and maintenance. . . . . . . . . . . . . . . . . . . . .          --          1,186          1,152
     Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            929            951
     Payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            891            924
     Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            304            347
     Ground rent . . . . . . . . . . . . . . . . . . . . . . . . . .          --            429            467
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            769            818
                                                                      -----------------------------------------
          Total direct operating expenses. . . . . . . . . . . . . .          --          6,485          6,712
                                                                      -----------------------------------------
Income after direct operating expenses . . . . . . . . . . . . . . .   $      --      $  20,594      $  23,194
                                                                      -----------------------------------------
                                                                      -----------------------------------------

COMMERCIAL PROPERTIES
(COMBINED RESULTS OF
SHOPPING CENTERS AND OFFICE PROPERTIES)
Revenue
     Base rent . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  15,345      $  36,610      $  40,385
     Percentage rent . . . . . . . . . . . . . . . . . . . . . . . .          --          4,488          4,857
     Expenses recoveries . . . . . . . . . . . . . . . . . . . . . .         967          3,503          4,524
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         503          1,135          1,723
                                                                      -----------------------------------------
          Total revenues . . . . . . . . . . . . . . . . . . . . . .      16,815         45,736         51,489
                                                                      -----------------------------------------

Direct operating expenses
     Real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       1,383          3,485          3,786
     Repairs and maintenance . . . . . . . . . . . . . . . . . . . .       1,792          2,904          2,847
     Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,324          3,190          3,277
     Payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . .         566          1,439          1,473
     Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .         256            586            643
     Ground rent . . . . . . . . . . . . . . . . . . . . . . . . . .          --            429            467
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         651          1,675          1,923
                                                                      -----------------------------------------
          Total direct operating expenses. . . . . . . . . . . . . .       6,972         13,708         14,416
                                                                      -----------------------------------------
Income after direct operating expenses . . . . . . . . . . . . . . .   $   9,843      $  32,028      $  37,073
                                                                      -----------------------------------------
                                                                      -----------------------------------------

- ---------------------
(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

                                                          Year Ended September 30,
                                                   -----------------------------------
                                                      1994         1993        1992
                                                   -----------------------------------
                                                              (In thousands)
HOTELS
Revenue
     Room sales. . . . . . . . . . . . . . . . . .  $  31,676    $  30,517   $  31,715
     Food sales. . . . . . . . . . . . . . . . . .      8,696        8,885       8,703
     Beverage sales. . . . . . . . . . . . . . . .      2,648        2,985       3,258
     Other . . . . . . . . . . . . . . . . . . . .      3,026        2,998       2,952
                                                   -----------------------------------
                Total Revenue. . . . . . . . . . .     46,046       45,385      46,628
                                                   -----------------------------------

Direct operating expenses
     Payroll . . . . . . . . . . . . . . . . . . .     14,989       14,887      15,145
     Cost of sales . . . . . . . . . . . . . . . .      4,269        4,729       4,862
     Utilities . . . . . . . . . . . . . . . . . .      3,181        3,027       2,957
     Repairs and maintenance . . . . . . . . . . .      2,468        2,426       2,447
     Advertising and promotion . . . . . . . . . .      2,276        2,301       2,331
     Property taxes. . . . . . . . . . . . . . . .        943        1,194       1,084
     Insurance . . . . . . . . . . . . . . . . . .        583          543         544
     Other . . . . . . . . . . . . . . . . . . . .      5,165        4,390       4,593
                                                   -----------------------------------
                Total direct operating expenses. .     33,874       33,497      33,963
                                                   -----------------------------------
Income after direct operating expenses. . .         $  12,172    $  11,888   $  12,665
                                                   -----------------------------------
                                                   -----------------------------------

     The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $24.0 million and an operating loss of $34.3 million for fiscal 1994, compared to a loss before depreciation and amortization of debt expense of $29.0 million and an operating loss of $44.5 million for fiscal 1993. The improvement was largely attributable to the decline in interest expense resulting from refinancings and the Saul Centers Transaction and to the absence in fiscal 1994 of a charge comparable to the charge for abandoned development costs of $13.1 million in fiscal 1993.

     Income after direct operating expenses from commercial properties, which included only office properties in fiscal 1994, decreased $22.2 million (69.3%) from such income in fiscal 1993, which included income from both shopping centers and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in the current year. Income after direct operating expenses from commercial properties in the portfolio during both years increased $61,000 (0.6%). The performance of the office portfolio in fiscal 1994 was adversely affected by a reduction in rental income during the first half of the year, although office rents largely recovered in the last two quarters. Income after direct operating expenses for office properties increased $442,000 (19.8%) in the fourth quarter of fiscal 1994 from the level in the prior corresponding period.

     Income after direct operating expenses from hotel properties increased $284,000 (2.4%) in fiscal 1994. Room sales increased by $1,159,000 (3.8%) as a result of increases in average room rates. This increase was offset in part by a decrease in average occupancy rates. The lower occupancy rates contributed to a decrease of $526,000 (4.4%) in food and beverage sales. Total revenues increased by $661,000 (1.5%), while expenses were higher by $377,000 (1.1%).

     Interest expense decreased $11.1 million (22.0%) in fiscal 1994, largely as result of the transfer of the mortgage debt associated with the properties conveyed in the Saul Centers Transaction. Primarily for the same reason, average balances of the Real Estate Trust's outstanding borrowings declined to $358.4 million in fiscal 1994 from $452.7 in the prior year.

     Amortization of debt expense decreased $1.8 million (60.2%) and depreciation decreased $3.4 million (27.1%), primarily as a result of the transfer of properties in the Saul Centers Transaction.

     Advisory, management and leasing fees paid to related parties declined $456,000 (6.3%) in fiscal 1994. The advisory fee in fiscal 1994 was $250,000 per month from October 1993 through March 1994 and $292,000 per month from April 1994 through September 1994, compared to $97,000 per month from October through December 1992 and $157,000 per month from January through September 1993. The effect of this increase was offset by decreases in management and leasing fees, which resulted principally from the transfer of properties in the Saul Centers Transaction.

     General and administrative expense decreased $92,000 (4.3%) in fiscal 1994, largely because of a reduction in overhead expense. Legal expense increased slightly from the fiscal 1993 level.

     The fiscal 1994 write-down of real estate to net realizable value reflects a $1.4 million reduction in the carrying value of a hotel property. The Real Estate Trust reduced the carrying value of the asset based on management's evaluation of the hotel's location, recent operating history and unlikely prospects for a near-term recovery.

     Equity in earnings (losses) of unconsolidated entities represents the Real Estate Trust's share of earnings or losses in its partnership investments. For fiscal 1994, the Real Estate Trust recorded earnings of $1.7 million, compared to a loss of $0.7 million in the prior year.

BANKING

     OVERVIEW. The Bank recorded operating income of $53.2 million for the year ended September 30, 1994 ("fiscal 1994"), compared to operating income of $63.8 million for the year ended September 30, 1993 ("fiscal 1993"). The decline in income for fiscal 1994 was primarily attributable to a $56.9 million increase in operating expenses, a $14.4 million decrease in total net interest income, a $10.6 million decrease in credit card fees and an $8.9 million decrease in gain on sale of investment securities. The decrease in income for the year was offset in part by a $29.3 million decrease in the provision for loan losses and a $29.8 million increase in other (non-interest) income resulting primarily from a $30.6 million increase in loan and deposit servicing fees and improved results on real estate held for investment or sale.

     The Bank's net income for the 1994 period reflected a $6.3 million extraordinary loss, net of related income taxes, resulting from the Bank's redemption of $128.5 million principal amount of subordinated capital debentures in December 1993. See Note 23 to the Consolidated Financial Statements in this report.

     The Bank adopted SFAS 109 effective October 1, 1993. The cumulative effect of this change in accounting principle of $5.1 million was recognized as a benefit in the operating results for fiscal 1994.

     NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $12.4 million (or 6.8%) in fiscal 1994, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

     The Bank would have recorded interest income of $9.1 million in fiscal 1994 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $2.7 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-performing Assets."

     The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

                        Net Interest Margin Analysis
                           (Dollars in thousands)

                                                                         Year Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                      1994                          1993                          1992
                         September 30,  ----------------------------- -----------------------------  ----------------------------
                             1994         Average             Yield/    Average             Yield/    Average             Yield/
                          Yield/Rate      Balances  Interest   Rate     Balances  Interest   Rate     Balances  Interest   Rate
                         -------------- ----------- --------- ------- ----------- --------- ------- ----------- --------- -------
Assets:
 Interest-earning assets:
  Loans receivable,
    net (1)                      8.90 % $2,706,132  $255,328   9.44 % $2,136,157  $240,443  11.26 % $2,411,405  $307,740  12.76 %
  Mortgage-backed
    securities                   6.09    1,229,898    70,937   5.77    1,508,948    95,085   6.30    1,115,975    83,504   7.48
  Federal funds sold             5.08       25,242       963   3.82       14,283       427   2.99       25,919     1,063   4.10
  Trading securities              -         15,655     1,019   6.51         -          -      -           -         -       -
  Investment securities          4.38        4,594       302   6.57      125,255     8,086   6.46       64,569     4,159   6.44
  Other interest-earning
    assets                       4.91      175,971     5,915   3.36      168,432     4,773   2.83      163,453     6,567   4.02
                                        ----------- ---------         ----------- ---------         ----------- ---------
   Total                         7.98    4,157,492   334,464   8.04    3,953,075   348,814   8.82    3,781,321   403,033  10.66
                         -------------              --------- ------              --------- ------              --------- ------
 Non-interest earning
   assets:
  Cash                                     116,388                       104,195                       106,297
  Real estate held for
    investment or sale                     356,993                       466,717                       564,325
  Property and equipment,
    net                                    138,489                       141,690                       151,350
  Cost in excess of net
    assets acquired, net                     8,110                        11,117                        14,161
  Other assets                             163,766                       172,178                       172,888
                                        -----------                   -----------                   -----------
   Total assets                         $4,941,238                    $4,848,972                    $4,790,342
                                        ===========                   ===========                   ===========

Liabilities and
  stockholders' equity:
 Interest-bearing
   liabilities:
  Deposit accounts:
   Demand deposits               2.95   $  847,158    23,176   2.74   $  750,816    18,569   2.47   $  714,736    22,523   3.15
   Savings deposits              3.47    1,208,041    40,720   3.37      860,280    27,980   3.25      689,882    27,800   4.03
   Time deposits                 4.17      751,299    29,723   3.96      964,926    41,813   4.33    1,347,438    75,914   5.63
   Money market deposits         3.84    1,149,671    37,305   3.24    1,242,175    39,430   3.17    1,332,776    55,384   4.16
                                        ----------- ---------         ----------- ---------         ----------- ---------
   Total deposits                3.59    3,956,169   130,924   3.31    3,818,197   127,792   3.35    4,084,832   181,621   4.45
  Borrowings                     7.63      622,010    34,620   5.57      755,111    39,726   5.26      484,377    33,140   6.84
                                        ----------- ---------         ----------- ---------         ----------- ---------
   Total liabilities             3.88    4,578,179   165,544   3.62    4,573,308   167,518   3.66    4,569,209   214,761   4.70
                         -------------              --------- ------              --------- ------              --------- ------
 Non interest-bearing
   items:
  Non-interest bearing
    deposits                                61,895                        46,670                        38,489
  Other liabilities                         37,059                        36,145                        46,534
  Stockholders' equity                     264,105                       192,849                       136,110
                                        -----------                   -----------                   -----------
   Total liabilities and
     stockholders' equity               $4,941,238                    $4,848,972                    $4,790,342
                                        ===========                   ===========                   ===========

Net interest income                                 $168,920                      $181,296                      $188,272
Net interest spread (2)                             =========  4.42 %             =========  5.16 %             =========  5.96 %
Net yield on interest-                                        =======                       =======                       =======
  earning assets (3)                                           4.06 %                        4.59 %                        4.98 %
Interest-earning assets                                       =======                       =======                       =======
  to interest-bearing
  liabilities                                                 90.81 %                       86.44 %                       82.76 %
                                                              =======                       =======                       =======

(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($4,093), $19 and $2,315 of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1994, 1993 and 1992.
(2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3) Equals net interest income divided by the average balances of total interest-earning assets.

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

                Volume and Rate Changes in Net Interest Income
                                 (In thousands)


                                     Year Ended September 30, 1994          Year Ended September 30, 1993
                                              Compared to                            Compared to
                                     Year Ended September 30, 1993          Year Ended September 30, 1992
                                           Increase (Decrease)                    Increase (Decrease)
                                           Due to Change in (1)                   Due to Change in (1)
                                    --------------------------------       -------------------------------
                                                             Total                                 Total
                                      Volume     Rate        Change          Volume      Rate      Change
                                    ---------  ---------  ----------       ---------  ---------  ---------
Interest income:
      Loans (2)                     $ 57,693   $(42,808)  $  14,885        $(33,153)  $(34,144)  $(67,297)
      Mortgage-backed securities     (16,598)    (7,550)    (24,148)         26,187    (14,606)    11,581
      Federal funds sold                 394        142         536            (397)      (239)      (636)
      Trading securities               1,019       -          1,019            -          -          -
      Investment securities           (7,920)       136      (7,784)          3,914         13      3,927
      Other interest-earning assets      220        922       1,142             196     (1,990)    (1,794)
                                    ---------  ---------  ----------       ---------  ---------  ---------
          Total interest income       34,808    (49,158)    (14,350)         (3,253)   (50,966)   (54,219)
                                    ---------  ---------  ----------       ---------  ---------  ---------


Interest expense:
      Deposit accounts                 4,650     (1,518)      3,132         (11,245)   (42,584)   (53,829)
      Borrowings                      (7,335)     2,229      (5,106)         15,490     (8,904)     6,586
                                    ---------  ---------  ----------       ---------  ---------  ---------
          Total interest expense      (2,685)       711      (1,974)          4,245    (51,488)   (47,243)
                                    ---------  ---------  ----------       ---------  ---------  ---------


Increase (decrease) in
      net interest income           $ 37,493   $(49,869)  $ (12,376)       $ (7,498)  $    522   $ (6,976)
                                    =========  =========  ==========       =========  =========  =========


(1)   The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and  the change due to rates.
(2)   Includes loans held for sale and/or securitization.

     Interest income in fiscal 1994 decreased $14.4 million from the level in fiscal 1993 as a result of lower average yields earned by the Bank on the principal categories of its interest-earning assets. The effect of the lower average yields on interest income was offset in part by higher average balances of loans receivable and, to a lesser extent, trading securities and other interest-earning assets.

     The Bank's net interest spread declined to 4.42% in fiscal 1994 from 5.16% in fiscal 1993. The decline reflected the effects of marketing strategies which included the offering of lower introductory rates for certain loan products, primarily credit card and home equity credit line loans, and the increased origination of credit card loans; the higher level of asset securitization activities; and the downward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect previous declines in market interest rates to which the loan rates on such products are indexed.

     Interest income on loans, the largest category of interest-earning assets, increased by $14.9 million (or 6.2%) from fiscal 1993. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $326.7 million (or 33.0%) as a result of increased origination of such loans during the current year. Interest income on these loans increased $17.1 million (or 23.6%) from fiscal 1993. Average balances of credit card loans increased $82.3 million (or 9.9%)in fiscal 1994, largely as a result of new account originations in connection with the Bank's resumption of active national solicitation of credit card accounts. An increase of $11.1 million (or 132.0%) in interest income on consumer loans (other than credit card loans) was attributable to increased originations of automobile loans, which resulted in an increase in the average balances of such consumer loans to $236.5 million from $89.7 million. Average balances of commercial permanent loans increased $14.4 million (or 18.0%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. Average balances of home equity credit line loans declined in fiscal 1994, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $194.2 million, $146.2 million and $181.9 million of home equity credit line receivables in December 1992, September 1993 and September 1994, respectively, contributed to a decline of $19.5 million (or 12.6%) in average balances of home equity credit line receivables, which was largely responsible for a $1.5 million decline in interest income.

     Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the loan portfolio in fiscal 1994 decreased by 182 basis points (to 9.44% from 11.26%) from the average yield in fiscal 1993. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 14.65% from 17.68% and to a decline of $13.2 million in interest income on these loans. The average yield on home equity credit line loans decreased to 6.96% from 7.05%, primarily as a result of introductory rates offered on new home equity credit line loans. The average yield on single-family residential loans declined to 6.81% from 7.33%, as customers continued to refinance higher rate mortgage loans into mortgage loans with lower rates.

     Interest income on mortgage-backed securities decreased $24.1 million because of lower average interest rates and lower average balances. The reduced mortgage-backed security balances in fiscal 1994 reflected the effects of the sale of $127.8 million of such securities during fiscal 1993. Average interest rates on these securities declined to 5.77% from 6.30%, primarily as a result of the prepayment of higher rate mortgage-backed securities and the purchase of mortgage-backed securities with lower rates.

     Interest income on investment securities decreased $7.8 million as a result of the sale in June 1993 of U.S. Government securities with a book balance of $172.9 million, which resulted in lower average balances of such securities in fiscal 1994.

     Interest expense decreased $2.0 million (or 1.2%) for the year ended September 30, 1994 because of a decline of $5.1 million in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $4.2 million decrease in interest expense on repurchase agreement transactions and a $2.0 million decrease in interest expense on the Bank's subordinated debentures. A decrease of $160.8 million (or 60.6%) in the average balances of repurchase agreements contributed to the reduced interest expense on repurchase agreement transactions. The decline in interest expense on the Bank's subordinated debentures reflected the effects of the refinancing of two outstanding debenture issues in the first quarter of fiscal 1994 with the proceeds of a new, lower-rate debenture issue. As a result of such refinancing, the annual interest rate paid by the Bank on its debentures decreased to 10.02% in fiscal 1994 from 13.55% in fiscal 1993. See Note 23 to the Consolidated Financial Statements in this report.

     The decrease in interest expense on borrowings was partially offset by a $3.1 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased principally as a result of an increase of $138.0 million in average deposit balances. See "Financial Condition - Asset and Liability Management."

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased to $33.2 million in fiscal 1994 from $62.5 million in the prior fiscal year.
The decrease was primarily attributable to a decrease of $20.3 million in the provision for losses on credit card loans. The lower provision resulted in part from a decline in net charge-offs of credit card loans in fiscal 1994. In addition, the securitization and sale of $850 million of credit card receivables in the fourth quarter of fiscal 1994 and of $200.0 million and $300.0 million of credit card receivables in the March 1994 and June 1994 quarters, respectively, reduced the amount of such receivables against which the Bank maintains the reserve. The provision for losses on real estate loans decreased $10.2 million, reflecting the Bank's implementation of SOP 92-3 during the December 1992 quarter. See "Financial Condition - Asset Quality - Reserves for Losses."

     OTHER INCOME. The increase in other (non-interest) income to $160.0 million in fiscal 1994 from $130.8 million in fiscal 1993 was primarily attributable to an increase in loan and deposit servicing fees. In addition, the Bank recorded earnings on real estate held for investment or sale, compared to a loss in fiscal 1993. The positive effect of these items on other income was partially offset by a decrease in credit card fees and a decrease in gain on sale of investment securities.

     An increase of $21.8 million in excess servicing fees and $4.4 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $30.6 million (or 46.9%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $4.6 million increase in excess servicing fees related to home equity credit line securitizations. The excess servicing fee level rose because of a decrease in the average prepayment rate with respect to the underlying home equity credit line receivables. See "Excess Servicing Assets" in "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

     The improved results on real estate held for investment or sale were primarily attributable to a decrease of $16.4 million in the provision for losses on such assets. The Bank's implementation of SOP 92-3 in the quarter ended December 31, 1992 resulted in $19.0 million of additional provisions for real estate losses in that period which was required to reduce the book value of the Bank's foreclosed assets to fair value. An increase of $2.0 million in the gain recorded on sales of the Bank's REO properties also contributed to the earnings on real estate held for investment or sale. These results were partially offset by a $3.0 million decrease in the operating income generated by the Bank's REO properties.

     Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $10.6 million (41.1%) in fiscal 1994 from the level in fiscal 1993. The decrease was primarily attributable to a $12.9 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of increased account activity. The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts.

     Gain on sale of investment securities decreased by $8.9 million as a result of the sale in the June 1993 quarter of U.S. Government securities with a book value of $172.9 million.

     OPERATING EXPENSES. Operating expenses for the year ended September 30, 1994 increased $56.9 million (30.6%) from the level in fiscal 1993. The main components of the higher operating expenses were increases in marketing expenses, salaries and employee benefits, and data processing expenses. The $34.1 million increase in marketing expenses was primarily incurred in connection with the Bank's expanded marketing program for its credit card products and services initiated in June 1993 with the resumption of active national solicitation of new credit card accounts. See "Business - Lending - Credit Card Lending." The $17.7 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations and discretionary bonuses paid to substantially all employees in December 1993. The $8.5 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1994. In order to take advantage of additional opportunities to enhance profitability, the Bank may be required to incur increased expenditures for salaries and employee benefits, loan expenses and marketing expenses, which will contribute to higher operating expenses in future periods.

FISCAL 1993 COMPARED TO FISCAL 1992

REAL ESTATE

     The Real Estate Trust recorded an operating loss of $44.5 million for the fiscal year ended September 30, 1993, which represented a $16.0 million increase from the $28.5 million operating loss recorded for fiscal 1992. Of the loss recorded by the Real Estate Trust in fiscal 1993, $15.5 million consisted of depreciation and amortization of debt expense. The operating results for fiscal 1993 reflected a $13.1 million write-off of previously capitalized costs on development projects which management has determined have no continuing value to the Real Estate Trust.

     Income after direct operating expenses from commercial properties, which included both shopping center and office properties, decreased $5.0 million (13.6%) in fiscal 1993 from the prior fiscal year. Income from shopping centers after direct operating expenses declined by $2.6 million (1.2%) from the fiscal 1992 level, while income from office buildings declined by $2.4 million (7.6%). The decline in shopping center income and, to a lesser extent, office property income was primarily attributable to the transfer of 22 shopping centers and one office property in the Saul Centers Transaction, which effectively limited fiscal 1993 operating results for the major part of the commercial property portfolio to approximately 11 months of operations. The performance of the office portfolio also was adversely affected by a reduction in the leasing rate to 77% at September 30, 1993 from 81% at September 30,1992. The lower leasing rate generally reflected the recessionary economic conditions in the markets in which these properties are located, including the effects of the termination on March 31, 1993 of a lease for 134,000 square feet of space in one of the Real Estate Trust's office buildings in Atlanta.

     Income after direct operating expenses from hotel properties decreased $0.8 million (6.1%) in fiscal 1993 from the prior fiscal year. Room sales declined $2.1 million (3.8%), reflecting continued softness in some of the hotel markets and a significant decrease in occupancy rates at one of the nine properties. Direct operating expenses, which include a number of variable costs tied to occupancy, decreased $0.5 million (1.4%) in the current year.

     Interest expense declined $0.9 million (1.7%) in fiscal 1993 as a result of lower interest rates and lower average total indebtedness. Average balances of the Trust's outstanding borrowings declined to $452.7 million in fiscal 1993 from $478.9 million in fiscal 1992, primarily as a result of the transfer in the Saul Centers Transaction of the mortgage debt associated with the properties transferred to Saul Holdings Partnership.

     Advisory, management and leasing fees paid to related parties increased $0.2 million (2.2%) in fiscal 1993 as result of an increase, effective January 1, 1993, in the monthly advisory fee to $157,000 from $97,000. The effect of this increase was partially offset by a decrease of $0.4 million in management and leasing fees as a result of lower rental and sales income on which these fees are based.

     General and administrative expense decreased $2.1 million (49.9%) in fiscal 1993 from the level in the prior fiscal year. Such expense in fiscal 1992 reflected payment of a $1.3 million litigation judgment awarded against the Trust. Most of the balance of the decreased expenses in the current fiscal year was attributable to lower legal expense.

     The $13.1 million write-off of abandoned development costs, which were incurred primarily before fiscal 1990, represents the expensing of costs capitalized in previous years by the Real Estate Trust on projects for various types of income-producing properties located in Georgia, Virginia, Kansas and Florida. Because of changed economic circumstances in those locations, management determined that it would not be in the best interests of the Trust to continue development and that the costs expended had no continuing value to the Real Estate Trust.

BANKING

     OVERVIEW. The Bank recorded operating income of $63.8 million for fiscal 1993, compared to operating income of $43.4 million for the year ended
September 30, 1992 ("fiscal 1992"). The increase in operating income for fiscal 1993 was primarily attributable to a $26.5 million decrease in the provision for loan losses, a $7.0 million increase in loan and deposit servicing fees, an $8.9 million increase in gain on sales of securities and a $37.9 million decrease in loss on real estate held for investment or sale. The positive effect of these items was offset in part by a $7.0 million decrease in net interest income before provision for loan losses, an $8.2 million decrease in credit card fees, a $12.9 million decrease in gains on sales of credit card relationships, loans and mortgage-backed securities and a $29.5 million increase in operating expenses.

     NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $7.0 million (or 3.7%) in fiscal 1993, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Asset and Liability Management."

     The Bank would have recorded additional net interest income of $7.4 million in fiscal 1993 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms.

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

     A decrease of 150 basis points in the average yield on the loan portfolio for the year ended September 30, 1993 resulted primarily from a decrease to 7.33% from 8.62% in the average yield on residential permanent loans and a decrease to 7.05% from 8.51% in the average yield on home equity credit line loans. The Bank's residential permanent loans and home equity credit line loans generally bear interest at variable rates that adjust based on specified market interest rates, which declined from levels prevailing in fiscal 1992. See "Business - Lending Activities - Single-Family Residential Real Estate Lending."

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

     Interest income on investment securities increased $3.9 million as a result of higher average balances of U.S. Government securities. As discussed above, the Bank's higher balances in U.S. Government securities was a result of management's desire to reduce risk-based capital requirements. Other interest income decreased $2.4 million during the year ended September 30, 1993 primarily because of lower average yields of interest bearing deposits, which declined to 2.2% from 3.8% (or 41.6%), and lower average yields and balances of federal funds sold, which declined to 3.0% from 4.1% and to $14.3 million from $25.9 million (or 44.9%), respectively. The Bank's decrease in federal funds sold, resulted primarily from the immediate reinvestment of various securitization proceeds into agency mortgage-backed securities rather than into federal funds.

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

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased to $62.5 million in fiscal 1993 from $89.1 million in the prior fiscal year.
The decrease was primarily attributable to a decrease of $23.7 million in the provision for losses on credit card loans. The securitization and sale of $200.0 million of credit card receivables in the fourth quarter of fiscal 1993 and of $150.0 million and $280.0 million of credit card receivables in the March 1993 and 1992 quarters, respectively, reduced the amount of such receivables against which the Bank maintains the reserve. See "Financial Condition - Asset Quality - Reserves for Losses."

     OTHER INCOME. The increase in other (non-interest) income to $130.8 million in fiscal 1993 from $100.4 million in fiscal 1992 was primarily attributable to an increase in loan and deposit servicing fees, an increase in the gain on sales of securities and a decrease in the loss on real estate held for investment or sale. These items were partially offset by decreases in credit card fees and in gain on sales of credit card relationships, loans and mortgage-backed securities.

     Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $8.2 million in fiscal 1993 from the level in fiscal 1992. The decrease was attributable to a decrease in interchange fees, a decrease in late charges collected and a decrease in annual membership fees as a result of a lower number of accounts due primarily to credit card securitization activity.

     Loan servicing fees increased $6.2 million in fiscal 1993. Higher levels of securitized receivables serviced by the Bank contributed to an increase of $6.9 million in credit card servicing fees, and higher levels of purchased mortgage servicing rights contributed to an increase of $2.6 million in residential single-family mortgage servicing fees. As the Bank securitizes and sells assets, purchases mortgage servicing rights, or sells mortgage loans and retains the servicing rights on those loans, servicing fee income levels increase. The level of servicing fee income declines upon repayment of assets previously securitized and sold and upon prepayment of mortgage loans serviced for others. The amortization of the excess servicing asset related to home equity credit line securitizations increased $3.8 million, primarily due to an increase in the average prepayment rate of the underlying receivables, which reflected continued high levels of loan prepayment activity.

     The gain on sales of securities increased to $8.9 million as a result of the Bank's sale in June 1993 of its portfolio of five-year U.S. Government securities with a book value of $172.9 million. The Bank sold these securities primarily to permit increased mortgage loan origination activity which would otherwise have been limited under the asset growth limitations imposed on the Bank by the OTS. See "Financial Condition - Capital - Regulatory Action and Requirements."

     The $37.9 million decrease in the loss on real estate held for investment or sale was primarily attributable to a decrease in the provision for losses on these assets of $30.2 million. See "Financial Condition - Asset Quality - Reserve for Losses."

     Gain on sales of credit card relationships, loans and mortgage-backed securities in fiscal 1993 decreased $12.9 million from fiscal 1992 levels, primarily because of a decrease in the amount of mortgage-backed securities sold. In the June 1992 quarter, the Bank sold $438.4 million of long-term fixed-rate mortgage-backed securities, which resulted in a gain of $21.0 million, in order to mitigate the effects on the Bank's capital levels of an increase in the Bank's reserves for losses on real estate and real estate-related charge-offs taken in the same quarter. The decrease in the gain on sales of credit card relationships, loans and mortgage-backed securities was partially offset by a $4.8 million gain recognized on the sale of the Bank's portfolio of seven-year balloon fixed-rate mortgage-backed securities, totaling $127.8 million, in the March 1993 quarter. These securities were sold primarily to provide the Bank with flexibility under existing regulatory growth limits and to reduce the Bank's exposure to possible future increases in long-term interest rates. In addition, the Bank recognized aggregate gains of aggregate $16.8 million on its securitization and sale of home equity credit line receivables in fiscal 1993 compared to gains of $15.1 million in fiscal 1992. See "Financial Condition - Capital - Regulatory Action and Requirements."

     OPERATING EXPENSES. Operating expenses in fiscal 1993 increased $29.5 million (18.9%) from the level in fiscal 1992. This increase was primarily attributable to increases in salaries and employee benefits, loan expenses and advertising expenses. Salaries and employee benefits increased $7.0 million, of which $5.5 million resulted from staffing increases, primarily in the asset workout, loan origination support and marketing areas. The remaining increase was attributable to the increase in the level of the Bank's contributions to its employee profit sharing plan. The $10.5 million increase in marketing expenses was primarily attributable to increased direct mail solicitation by the Bank of its credit card products and services in connection with the resumption of active national solicitation of new credit card accounts. See "Business - Lending - Credit Card Lending." The $12.2 million increase in loan expenses was due primarily to a $10.6 million increase in the amortization of purchased mortgage servicing rights, which resulted from the amortization of the purchase price of approximately $1.2 billion principal amount of residential single-family mortgage servicing rights acquired by the Bank during fiscal 1993 and the increased prepayments of the underlying loans. See "Business - Lending - Loan Servicing."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                    CONTENTS

                                                                            PAGE

(a)  Reports of Independent Public Accountants . . . . . . . . . . . . .    F-2

(b)  Consolidated Balance Sheets
     September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .    F-4

(c)  Consolidated Statements of Operations - Three Years
     Ended September 30, 1994, 1993 and 1992 . . . . . . . . . . . . . .    F-5

(d)  Consolidated Statements of Shareholders' Deficit - Three
     Years Ended September 30, 1994, 1993 and 1992 . . . . . . . . . . .    F-7

(e)  Consolidated Statements of Cash Flows - Three Years
     Ended September 30, 1994, 1993 and 1992 . . . . . . . . . . . . . .    F-8

(f)  Notes to Consolidated Financial Statements. . . . . . . . . . . . .    F-10


     The selected quarterly financial data included in Note 34 of Notes to the Consolidated Financial Statements referred to above are incorporated herein by reference.

     Summary financial information with respect to the Bank is also included in
Part I, Item I.

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheet of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1994, and the related consolidated statement of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in the Organization and Summary of Significant Accounting Policies in the notes to the financial statements, effective October 1, 1993, the Trust changed its method of accounting for income taxes, impaired loans and investments in securities and mortgage-backed securities.




Washington, D.C.                                ARTHUR ANDERSEN LLP
December 19, 1994

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust:

     We have audited the accompanying consolidated balance sheet of B.F. Saul Real Estate Investment Trust as of September 30, 1993, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 1993 and 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust as of September 30, 1993, and the results of its operations and its cash flows for the years ended September 30, 1993 and 1992, in conformity with generally accepted accounting principles.

     As explained in Summary of Significant Accounting Policies--the Bank, effective December 31, 1992, the Bank changed its method of accounting for foreclosed assets.



STOY, MALONE & COMPANY, P.C.

Bethesda, Maryland
November 4, 1993

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 September 30
                                                                                                           -------------------------
(IN THOUSANDS)                                                                                                 1994         1993
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
REAL ESTATE
Income-producing properties
  Commercial                                                                                               $   110,895  $   109,513
  Hotel                                                                                                        112,160      111,484
  Other                                                                                                          4,585        3,985
                                                                                                           ------------ ------------
                                                                                                               227,640      224,982
  Accumulated depreciation                                                                                     (68,111)     (62,626)
                                                                                                           ------------ ------------
                                                                                                               159,529      162,356
Land parcels                                                                                                    38,455       38,411
Cash and cash equivalents                                                                                       30,445        2,710
Other assets                                                                                                    99,310       17,079
                                                                                                           ------------ ------------
          Total real estate assets                                                                             327,739      220,556
- ------------------------------------------------------------------------------------------------------------------------------------
BANKING
Cash and due from banks                                                                                        166,752      178,508
Interest-bearing deposits                                                                                       14,345        4,691
Federal funds sold and securities purchased under agreements to resell                                         191,000          --
Loans held for sale                                                                                             33,598      176,504
Loans held for securitization and sale                                                                         115,000      300,000
Investment securities (market value $4,364 and $4,822, respectively)                                             4,364        4,789
Mortgage-backed securities (market value $1,025,525 and $1,528,060, respectively)                            1,025,525    1,501,192
Loans receivable (net of reserve for losses of $50,205 and $68,040, respectively)                            2,357,598    1,861,276
Federal Home Loan Bank stock                                                                                    31,940       31,150
Real estate held for investment or sale (net of reserve for losses of $118,973 and $111,644, respectively)     330,655      388,459
Property and equipment, net                                                                                    144,408      135,800
Cost in excess of net assets acquired, net                                                                       6,582        9,383
Excess servicing assets, net                                                                                    25,198       27,573
Purchased mortgage servicing rights, net                                                                        15,304       20,472
Other assets                                                                                                   204,029      232,974
                                                                                                           ------------ ------------
          Total banking assets                                                                               4,666,298    4,872,771
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                               $ 4,994,037  $ 5,093,327
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
REAL ESTATE
Mortgage notes payable                                                                                     $   185,730  $   264,776
Notes payable - secured                                                                                        175,000          --
Notes payable - unsecured                                                                                       40,288       38,661
Deferred gains - real estate                                                                                   112,883      109,543
Other liabilities and accrued expenses                                                                          44,208       37,173
                                                                                                           ------------ ------------
          Total real estate liabilities                                                                        558,109      450,153
- ------------------------------------------------------------------------------------------------------------------------------------
BANKING
Deposit accounts                                                                                             4,008,761    3,870,023
Securities sold under repurchase agreements and other short-term borrowings                                      8,907       88,266
Bonds payable                                                                                                   24,030       24,605
Notes payable                                                                                                    7,729        7,925
Federal Home Loan Bank advances                                                                                100,000      412,000
Custodial accounts                                                                                              19,523       25,925
Amounts due to banks                                                                                            30,373       26,723
Other liabilities                                                                                               54,509       40,034
Capital notes -- subordinated                                                                                  160,000      138,500
                                                                                                           ------------ ------------
          Total banking liabilities                                                                          4,413,832    4,634,001
- ------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                            35,632       34,495
Minority interest -- other                                                                                      74,307       74,307
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                            5,081,880    5,192,956
- ------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
  authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                               516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
  6,641,598 shares issued                                                                                        6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (134,793)    (157,882)
Net unrealized holding loss                                                                                    (11,303)         --
                                                                                                           ------------ ------------
                                                                                                               (45,995)     (57,781)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (87,843)     (99,629)
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                $ 4,994,037  $ 5,093,327
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the Year Ended September 30
                                                                                         --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      1994         1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
INCOME
Commercial properties                                                                    $    16,815  $    45,736  $    51,489
Hotels                                                                                        46,046       45,385       46,628
Other                                                                                          3,183        2,124        2,062
                                                                                         ------------ ------------ ------------
Total income                                                                                  66,044       93,245      100,179
- -------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Direct operating expenses:
  Commercial properties                                                                        6,972       13,708       14,416
  Hotels                                                                                      33,874       33,497       33,963
  Land parcels and other                                                                       1,383        1,623        1,814
Interest expense                                                                              39,370       50,470       51,326
Amortization of debt expense                                                                   1,206        3,029        1,698
Depreciation                                                                                   9,082       12,457       13,400
Advisory, management and leasing fees - related parties                                        6,793        7,249        7,093
General and administrative                                                                     2,027        2,119        4,226
Abandoned development costs                                                                      --        13,104          --
Write-down of real estate to net realizable value                                              1,380          --           --
                                                                                         ------------ ------------ ------------
Total expenses                                                                               102,087      137,256      127,936
- -------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of unconsolidated entities                                         1,738         (668)        (208)
Gain (loss) on sales of property                                                                 --           184         (546)
- -------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                               $   (34,305) $   (44,495) $   (28,511)
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
BANKING
INTEREST INCOME
Loans                                                                                    $   255,328  $   240,443  $   307,740
Mortgage-backed securities                                                                    70,937       95,085       83,504
Trading securities                                                                             1,019          --           --
Investment securities                                                                            302        8,086        4,159
Other                                                                                          6,878        5,200        7,630
                                                                                         ------------ ------------ ------------
Total interest income                                                                        334,464      348,814      403,033
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposit accounts                                                                             130,924      127,792      181,621
Short-term borrowings                                                                         11,439       13,333       12,169
Long-term borrowings                                                                          23,181       26,393       20,971
                                                                                         ------------ ------------ ------------
Total interest expense                                                                       165,544      167,518      214,761
                                                                                         ------------ ------------ ------------
Net interest income                                                                          168,920      181,296      188,272
Provision for loan losses                                                                    (33,237)     (62,513)     (89,062)
- -------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                          135,683      118,783       99,210
- -------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Credit card fees                                                                              15,242       26,405       34,611
Loan servicing fees                                                                           75,471       46,083       39,924
Deposit servicing fees                                                                        20,347       18,575       17,756
Gain on sale of investment securities, net                                                       --         8,895          --
Gain on sales of trading securities, net                                                       1,695          --           --
Earnings (loss) on real estate held for investment or sale, net                                  835      (12,722)     (50,649)
Gain on sales of credit card relationships, loans and
  mortgage-backed securities, net                                                             30,522       31,375       44,259
Gain on sales of mortgage servicing rights, net                                                5,833        4,828        3,750
Other                                                                                         10,104        7,314       10,766
                                                                                         ------------ ------------ ------------
Total other income                                                                           160,049      130,753      100,417
- -------------------------------------------------------------------------------------------------------------------------------
Continued on following page.



CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                             For the Year Ended September 30
                                                                                         --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                     1994         1993         1992
- -------------------------------------------------------------------------------------------------------------------------------

BANKING (CONTINUED)
OPERATING EXPENSES
Salaries and employee benefits                                                           $    87,390  $    69,739  $    62,725
Loan expenses                                                                                 12,069       22,001        7,799
Property and equipment                                                                        25,729       24,039       24,481
Marketing expenses                                                                            49,242       13,157        4,632
Data processing expenses                                                                      30,766       22,249       22,801
Deposit insurance premiums                                                                    11,527       11,273        9,736
Amortization of cost in excess of net assets acquired                                          2,801        2,863        3,143
Other                                                                                         23,021       20,366       20,901
                                                                                         ------------ ------------ ------------
Total operating expenses                                                                     242,545      185,687      156,218
- -------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                 $    53,187  $    63,849  $    43,409
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating income before income taxes, extraordinary items,
  cumulative effect of change in accounting principle,
  and minority interest                                                                  $    18,882  $    19,354  $    14,898
Provision for income taxes                                                                     7,025       11,703        7,385
                                                                                         ------------ ------------ ------------
Income before extraordinary items, cumulative effect
  of change in accounting principle and minority interest                                     11,857        7,651        7,513
Extraordinary items:
  Adjustment for tax benefit of operating loss carryovers                                        --         7,738        3,817
  Loss on early extinguishment of debt, net of taxes                                         (11,315)         --          (132)
                                                                                         ------------ ------------ ------------
Income before cumulative effect of change in accounting
  principle and minority interest                                                                542       15,389       11,198
Cumulative effect of change in accounting principle                                           36,260          --           --
                                                                                         ------------ ------------ ------------
Income before minority interest                                                               36,802       15,389       11,198
Minority interest held by affiliates                                                          (3,963)      (6,582)      (5,261)
Minority interest -- other                                                                    (9,750)      (4,334)         --
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                                 $    23,089  $     4,473  $     5,937
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                                                                           $    17,669  $      (947) $       517
NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary items, cumulative effect
  of change in accounting principle and minority interest                                $      1.33  $      0.46  $      0.43
Extraordinary items:
  Adjustment for tax benefit of operating loss carryovers                                        --          1.60         0.79
  Loss on early extinguishment of debt, net of taxes                                           (2.34)         --         (0.03)
                                                                                         ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
  principle and minority interest                                                              (1.01)        2.06         1.19
Cumulative effect of change in accounting principle                                             7.51          --           --
                                                                                         ------------ ------------ ------------
Income before minority interest                                                                 6.50         2.06         1.19
Minority interest held by affiliates                                                           (0.82)       (1.36)       (1.08)
Minority interest -- other                                                                     (2.02)       (0.90)         --
                                                                                         ------------ ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                                       $      3.66  $     (0.20) $      0.11
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
                                                                                 For the Year Ended September 30
                                                                            -----------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1994          1993          1992
- ---------------------------------------------------------------------------------------------------------------------
PREFERRED SHARES OF BENEFICIAL INTEREST                                                            --            --
Beginning and end of year (516,000 shares)                                  $        516  $        516  $        516
                                                                            ------------- ------------- -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                       6,642         6,642         6,642
                                                                            ------------- ------------- -------------

PAID-IN SURPLUS
Beginning and end of year                                                         92,943        92,943        92,943
                                                                            ------------- ------------- -------------

DEFICIT
Beginning of year                                                               (157,882)     (160,980)     (166,917)

Net income                                                                        23,089         4,473         5,937

Dividend distributions:
        Real Estate Trust:
          Redeemable preferred (per share: 1993 - $550.00)                           --         (1,375)          --
                                                                            ------------- ------------- -------------
End of year                                                                     (134,793)     (157,882)     (160,980)
                                                                            ------------- ------------- -------------

Net unrealized holding losses                                                    (11,303)          --            --
                                                                            ------------- ------------- -------------

TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                     (41,848)      (41,848)      (41,848)
- ---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                 $    (87,843) $    (99,629) $   (102,727)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the Year Ended September 30
                                                                            -----------------------------------------------------
(IN THOUSANDS)                                                                   1994              1993              1992
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
REAL ESTATE
Net income (loss)                                                           $          7,239  $        (21,857) $        (15,108)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation                                                                       9,082            12,457            13,400
    (Gain) loss on sales of property                                                     --               (184)              546
    Abandoned development costs                                                          --             13,104               --
    Write-down of real estate to net realizable value                                  1,380               --                --
    (Increase) decrease in accounts receivable and
      accrued income                                                                    (516)               98             2,906
    Increase in deferred tax asset                                                   (19,028)              --                --
    Increase (decrease) in accounts payable and
      accrued expenses                                                                (5,473)            7,047            11,594
    Increase in tax sharing receivable                                               (12,015)          (22,984)          (13,567)
    Amortization of debt expense                                                       1,206             3,029             1,698
    Equity in (earnings) losses of unconsolidated
      entities                                                                        (1,738)              668               208
    Loss on early extinguishment of debt                                               4,982               --                132
    Other                                                                              4,022             5,473            (2,693)
                                                                            ----------------- ----------------- -----------------
                                                                                     (10,859)           (3,149)             (884)
                                                                            ----------------- ----------------- -----------------
BANKING
Net income                                                                            15,850            26,330            21,045
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Accretion of premiums, discounts and deferred loan
      fees                                                                            (1,301)           (7,896)          (17,775)
    Depreciation and amortization                                                     18,292            16,191            15,773
    Amortization of cost in excess of net assets
      acquired and purchased mortgage
        servicing rights                                                               8,857            14,963             4,704
    Loss on extinguishment of debt                                                    10,476               --                --
    Provision for loan losses                                                         33,237            62,513            89,062
    Net fundings of loans held for sale  and/or
      securitization                                                                (874,917)         (903,941)         (768,149)
    Proceeds from sales of trading securities                                        688,811               --                --
    Proceeds from sales of loans and securities held
      for sale and/or securitization                                               2,276,391         1,946,826         1,708,234
    Equity earnings from investments in limited
      partnerships                                                                       100            (1,694)             (391)
    Gain on sale of investment securities, net                                           --             (8,895)              --
    Provision for losses on real estate held for
      investment or sale                                                              14,052            30,415            60,596
    (Gain) loss on sales of real estate held for
      investment or sale, net                                                        (11,466)           (9,503)              244
    Gain on sales of trading securities, net                                          (1,695)              --                --
    Gain on sales of credit card relationships, loans
      and mortgage-backed securities, net                                            (30,522)          (31,375)          (44,259)
    Gain on sales of mortgage servicing rights, net                                   (5,833)           (4,828)           (3,750)
    Minority interest held by affiliates                                               3,963             6,582             5,261
    Minority interest - other                                                          9,750             4,334               --
    Decrease in excess servicing assets                                                2,375             1,976             3,016
    (Increase) decrease in other assets                                               25,441           (41,710)          (42,621)
    Increase (decrease) in other liabilities and
      accrued expenses                                                                18,125             9,635           (19,709)
    Increase in tax sharing payable                                                   12,015            22,984            13,567
    Other, net                                                                         6,261             4,779             1,857
                                                                            ----------------- ----------------- -----------------
                                                                                   2,218,262         1,137,686         1,026,705
                                                                            ----------------- ----------------- -----------------
Net cash provided by operating activities                                          2,207,403         1,134,537         1,025,821
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
REAL ESTATE
Capital expenditures - properties                                                     (6,717)           (7,465)           (6,193)
Property sales                                                                             0             3,780             4,908
Equity investment in unconsolidated entities                                          (9,769)             (150)              (58)
Notes receivable - affiliates                                                        (12,675)              --                --
Other investing activities                                                                43               836                10
                                                                            ----------------- ----------------- -----------------
                                                                                     (29,118)           (2,999)           (1,333)
                                                                            ----------------- ----------------- -----------------
BANKING
Proceeds from maturities of investment securities                                        300               --            140,000
Proceeds from sales of loans                                                             --              4,954             7,834
Net proceeds from sales of real estate                                                94,308           150,115            44,287
Net proceeds from sales of mortgage servicing rights                                   5,833             5,978             4,790
Net fundings of loans receivable                                                  (1,700,831)         (463,919)          (73,984)
Principal collected on mortgage-backed securities                                    447,666           447,951           133,152
Purchases of investment securities                                                       --             (4,682)         (173,414)
Purchases of mortgage-backed securities                                             (291,335)         (664,284)       (1,157,759)
Purchases of loans receivable                                                       (256,608)         (259,770)         (115,557)
Purchases of property and equipment                                                  (22,503)           (4,602)           (3,373)
Purchases of mortgage servicing rights                                                  (888)          (20,716)           (1,604)
Disbursements for real estate held for investment or
  sale                                                                               (58,063)          (74,320)          (28,652)
Other investing activities, net                                                        4,840             4,117               180
                                                                            ----------------- ----------------- -----------------
                                                                                  (1,777,281)         (879,178)       (1,224,100)
                                                                            ----------------- ----------------- -----------------
Net cash used in investing activities                                             (1,806,399)         (882,177)       (1,225,433)
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.



CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST

- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Year Ended September 30
                                                                            -----------------------------------------------------
(IN THOUSANDS)                                                                    1994              1993              1992
- ---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
REAL ESTATE
Proceeds from mortgage financing                                            $            461  $          2,603  $         35,070
Principal curtailments and repayments of mortgages                                   (66,169)           (6,175)          (10,191)
Proceeds from sales of secured notes                                                 175,000               --                --
Proceeds from sales of unsecured notes                                                 9,619             6,184               --
Repayments of unsecured notes                                                         (7,992)          (17,940)          (17,115)
Financing proceeds placed in liquidity maintenance escrow                            (25,792)              --                --
Costs of obtaining financings                                                         (9,404)           (1,170)           (4,674)
Proceeds from the issuance of redeemable preferred stock                                 --             21,507               --
Other financing activities, net                                                          --             (1,779)           (2,921)
                                                                            ----------------- ----------------- -----------------
                                                                                      75,723             3,230               169
                                                                            ----------------- ----------------- -----------------
BANKING
Proceeds from customer deposits and sales of certificates of deposit              12,308,342        10,801,085        11,173,419
Customer withdrawals of deposits and payments for maturing
  certificates of deposit                                                        (12,169,604)      (10,847,020)      (11,520,494)
Net increase (decrease) in securities sold under repurchase
  agreements                                                                         (81,504)         (363,216)          446,367
Advances from Federal Home Loan Bank                                                 824,300           744,000           480,000
Repayments of advances from Federal Home Loan Bank                                (1,136,300)         (607,000)         (405,000)
Proceeds from other borrowings                                                       461,385            59,580            62,583
Repayments of other borrowings                                                      (460,011)          (59,658)          (64,277)
Cash dividends paid on preferred stock                                                (9,750)           (1,896)              --
Repayment of capital notes - subordinated                                           (134,153)              --                --
Net proceeds received from capital notes - subordinated                              143,603               --                --
Net proceeds from sale of preferred stock                                                --             71,869               --
Other financing activities, net                                                       (6,402)           11,406           (15,415)
                                                                            ----------------- ----------------- -----------------
                                                                                    (260,094)         (190,850)          157,183
                                                                            ----------------- ----------------- -----------------
Net cash provided by (used in) financing activities                                 (184,371)         (187,620)          157,352
                                                                            ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                                 216,633            64,740           (42,260)
Cash and cash equivalents at beginning of year                                       185,909           121,169           163,429
                                                                            ----------------- ----------------- -----------------
Cash and cash equivalents at end of year                                    $        402,542  $        185,909  $        121,169
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                     $   213,888        $  215,427        $  275,184
        Income taxes                                                                     (93)            6,522             5,170

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                             6,062             5,681               --
    Loans receivable exchanged for mortgage-backed securities                            --             51,956           646,785
    Loans held for sale exchanged for trading securities                             396,189               --                --
    Loans held for sale exchanged for mortgage-backed
      securities held for sale                                                           --            442,017           307,782
    Mortgage-backed securities transferred to loans and securities
      held for sale                                                                      --            131,390           442,412
    Loans receivable transferred to loans held for securitization
      and sale                                                                     1,446,924           440,361           350,000
    Investment securities transferred to loans and securities held
      for sale                                                                           --            173,036               --
    Loans made in connection with the sale of real estate                             16,401            54,061             7,766
    Loans receivable transferred to real estate acquired in settlement
      of loans                                                                         4,106            23,158            43,046
    Real estate acquired in settlement of loans transferred to loans
      receivable                                                                      15,008               --                --
    Loans held for sale transferred to loans receivable                                3,507               --                --
    Debt forgiveness                                                                  13,317               --                --
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (collectively, the "Real Estate Trust") operate as a Maryland real estate investment trust. The principal business activity of the Real Estate Trust is the ownership and development of income-producing properties. The properties owned by the Real Estate Trust are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of office projects, hotels and various undeveloped land parcels.

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., and its subsidiaries (the "Bank" or the "Corporations"), whose assets accounted for approximately 93% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1994. The Bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the Bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the the Real Estate Trust and the Bank. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

INCOME TAXES

The Real Estate Trust files a consolidated federal income tax return which includes operations of all 80% or more owned subsidiaries.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"
("SFAS 109"). SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Trust's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principals Board Opinion No. 11, "Accounting for Income Taxes"
("APB 11"). The Trust adopted SFAS 109 on October 1, 1993 and recorded a cumulative effect of a change in accounting principle of approximately
$36.3 million.

Under SFAS 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. To the extent that realization of such assets is more likely than not, SFAS 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards. At September 30, 1994, the Trust's net deferred tax asset, after $7.0 million in valuation allowances, was $55.2 million.

Income tax provisions for fiscal years 1993 and 1992 were determined under APB 11 and have not been restated to reflect adoption of SFAS 109.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1994, 1993 and 1992, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1993 and 1992 to conform with the presentation used for the year ended September 30, 1994.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - REAL ESTATE TRUST

CASH EQUIVALENTS

The Real Estate Trust considers all highly liquid, temporary investments with an original maturity of three months or less to be cash equivalents.

PROPERTIES

Income-producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value based on management's intent and ability to hold such properties on a long term basis. Under the net realizable value approach, management evaluates, on an ongoing basis, the recoverability of the investment in each property by analyzing cash flow after capital improvements to determine that such cash flow is sufficient to recover the recorded investment in the property over its expected useful life.

Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. Expenditures for repairs and maintenance are charged to operations as incurred.

In the initial rental operations of development projects, the Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Subtantially completed portions of a project are accounted for as separate projects.

Depreciation is calculated using the straight-line method and estimated useful lives of 31.5 to 47 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized over the lives of the related leases using the straight-line method.

INCOME RECOGNITION

Rental and interest income are accrued as earned except when doubt exists as to their collectibility, in which case accrual is discontinued. When rentals vary from a straight-line basis due to free rent periods or scheduled increases, income is recognized on a straight-line basis. Additional rental income based on tenants' gross revenues ("overage rent") is accrued on the basis of the prior year's overage rents adjusted to give effect to currently available sales data.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short-term maturity of these instruments.

LIABILITIES

The carrying amount of Mortgage notes payable approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable -- unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1994 and 1993 the fair value of Notes payable - unsecured was $42.1 and $41.6 million, respectively.

The Real Estate Trust and certain of its subsidiaries are obligated to reimburse the partners of certain partnerships, including a partnership in which the Real Estate Trust has an equity interest, in an amount up to $116.1 million if those partnerships fail to make payments with respect to specified debt. The operations of those partnerships are presently adequate to service that debt. Accordingly, as of the balance sheet date, the Real Estate Trust has determined that the fair value of this contingent obligation was zero. See Note 2.

C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

The Bank is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans, primarily credit card loans.

  CASH AND CASH EQUIVALENTS:

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

  The Bank is required to maintain reserve balances with the Federal Reserve Bank. Average reserves maintained at the Federal Reserve Bank were $20.6, $21.8 and $30.2 million during the years ended September 30, 1994, 1993 and 1992, respectively.

  LOANS HELD FOR SALE:

  The Corporations engage in mortgage banking activities. At September 30, 1994 and 1993, loans held for sale are composed of single-family residential loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities" and Note 28.

  LOANS HELD FOR SECURITIZATION AND SALE:

  The Corporations periodically sell receivables through asset-backed securitizations, in which receivables are transferred to a trust, and the Corporations sell certificates to investors representing ownership interests in the trust.

  The amount of asset-backed securitizations contemplated to occur during the six-month period subsequent to the balance sheet date is classified as held for securitization and sale to the extent that such amounts are outstanding. Such assets held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES:

  Effective October 1, 1993, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which was issued in May 1993. SFAS 115 requires institutions to classify and account for debt and equity securities in one of three categories as follows:

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

  3. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of stockholders' equity, net of the related income tax effect.

  At September 30, 1994, all investment securities and mortgage-backed securities held by the Bank are classified as available-for-sale and recorded at fair value. At September 30, 1994, net unrealized holding losses in the amount of $14.1 million, net of the related income tax effect, are included as a separate component of stockholders' equity. See Notes 9 and 10.

  Premiums and discounts on investment securities and mortgage-backed securities available-for-sale are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

  Prior to October 1, 1993, the Bank's investment and mortgage-backed securities were held for investment and stated at cost, adjusted for amortization of premiums and accretion of discounts. These securities were carried at amortized cost because the Bank had the ability to hold such securities until maturity and it was management's intent to hold such securities for the foreseeable future. When management determined that certain securities might be sold in response to changes in interest rates, changes in prepayment risks or the need to increase regulatory capital, such securities were transferred from the held for investment category to the held for sale category. Such held for sale securities were transferred in and carried at the lower of aggregate cost or aggregate market value. Gains and losses resulting from the sale of investment and mortgage-backed securites were determined using the specific identification method.

  Prior to October 1, 1993, securities to be held for indefinite periods of time, including securities that management intended to use as part of its asset-liability management, or that could be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar factors, were classified as held for sale and were carried at the lower of aggregate cost or aggregate market value. Gains and losses on sales of securities held for sale were determined using the specific identification method.

  TRADING SECURITIES:

  As part of its mortgage banking activities, the Corporations exchange loans held for sale for mortgage-backed securities and then sell the mortgage-backed securities to third party investors in the month of issuance. In accordance with SFAS 115, these mortgage-backed securities are classified as trading securities. Proceeds from sales of trading securities were $688.8 million during the year ended September 30, 1994. The Bank realized net gains on the sale of trading securities of $1.7 million for the year ended September 30, 1994. Gains and losses on sales of trading securities are determined using the specific identification method. There were no securities classified as trading securities at September 30, 1994.

  LOAN ORIGINATION AND COMMITMENT FEES:

  Nonrefundable loan fees, such as origination and commitment fees, and incremental loan origination costs relating to loans originated or purchased
  are deferred.   Net deferred fees (costs) related to loans held for investment are amortized over the life of the loan using the level-yield or straight-line method. Net fees (costs) related to loans held for sale are deferred until such time as the loan is sold, at which time the net deferred fees (costs) become a component of the gain or loss on sale.

  CREDIT CARD FEES AND COSTS:

  Credit card membership fees are deferred and recognized as income on a straight-line basis over the period the fee entitles the cardholder to use the card, which is one year. Credit card origination costs are deferred and recognized as a reduction of income on a straight-line basis over the privilege period which is generally one year.

  IMPAIRED LOANS:

  Effective October 1, 1993, the Bank adopted, on a prospective basis, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which was issued in May 1993, and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of FASB Statement No. 114", which was issued in October 1994. Under SFAS 114, a loan is impaired when, based on all current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. In addition, SFAS 114 changes the method of accounting for loans for which foreclosure is probable and requires that such impaired loans be accounted for as loans. The Bank also classifies certain credit card loans for which customers have agreed to modified payment terms, as impaired loans in accordance with SFAS 114.

  The Bank evaluates each impaired real estate loan individually to determine the income recognition policy. Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal.

  The Bank recognizes interest income on impaired credit card loans using the current interest rate of the loan and the accrual method. When loans become 90 days past due, all accrued interest is reserved and the loan is placed on non-accrual status. Interest income on non-accrual credit card loans is recognized when received by the Bank.

  At September 30, 1994, the Bank had no impaired real estate loans and had impaired credit card loans with a carrying value of $35.3 million, before reserves for losses of $3.5 million on all such impaired credit card loans. The Bank calculates its reserve for losses on all credit card loans based upon historical charge-offs and repayment experience and the age of the portfolio. The average recorded investment in impaired real estate and credit card loans for the year ended September 30, 1994 was $39.0 million. The Bank recognized interest income of $2.4 million on its impaired loans for the year ended September 30, 1994.

  RESERVES FOR LOSSES:

  Management reviews the loan, real estate held for investment and real estate held for sale portfolios to establish reserves for estimated losses. The reserves for losses are reviewed periodically, and reserves are provided after consideration of the borrower's financial condition and/or the estimated value of collateral, including estimated selling and holding costs. Reserves are also provided by management after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loss experience.

  The reserves for losses are based on estimates, and ultimate losses may vary from current estimates. As adjustments to the reserves become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

  ACCRUED INTEREST RECEIVABLE ON LOANS:

  Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

  REAL ESTATE HELD FOR INVESTMENT OR SALE:

  REAL ESTATE HELD FOR INVESTMENT:

  Real estate held for investment consists of an office building, apartment buildings, developed land and investments in limited partnerships all of which are owned by one of the Bank's subsidiaries. Real estate held for investment is carried at the lower of aggregate cost or net realizable value. Also included in real estate held for investment is a loan to a developer with a 50% profit participation feature. This investment in a real estate venture, which was non-performing at September 30, 1994, is accounted for as an acquisition, development and construction ("ADC") arrangement.

  REAL ESTATE HELD FOR SALE:

  Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is recorded at the lower of cost or fair value at acquisition. Prior to December 31, 1992, real estate acquired in settlement of loans was carried at the lower of adjusted cost or net realizable value. Effective December 31, 1992, real estate acquired in settlement of loans is carried at the lower of adjusted cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $4.4, $10.2 and $13.2 million for the years ended September 30, 1994, 1993 and 1992, respectively.

  Prior to October 1, 1993 and the implementation of SFAS 114, real estate held for sale also included in-substance foreclosures. In-substance foreclosures included those investments for which the Bank had determined that (i) the debtor had little or no equity in the collateral, considering the current fair value of the collateral (ii) proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral and
  (iii) the debtor had either formally or effectively abandoned control to the Bank or retained control of the collateral but, because of the current financial condition of the debtor, or the economic prospects for the debtor and/or the collateral, it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

  Effective December 31, 1992, OTS regulations required that foreclosed assets be carried at the lower of cost or fair value which required the Bank to adopt Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"), issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. SOP 92-3 requires that foreclosed assets held for sale, including assets classified as in-substance foreclosed (prior to the implementation of SFAS 114), be carried at the lower of fair value (less estimated selling costs) or cost. Under SOP 92-3, the Bank's real estate acquired in settlement of loans is considered to be held for sale. The adoption of SOP 92-3 caused the Bank to revise its method of accounting for real estate held for sale. Based on management's internal calculations and preliminary information with respect to certain appraisals, the Bank recorded valuation allowances against its foreclosed assets at December 31, 1992 of approximately $40.5 million to reduce the book balance of foreclosed assets to fair value. Because the increase in the Bank's reserves during the year ended September 30, 1992 reduced the effects of SOP 92-3, $21.5 million of valuation allowances previously provided partially offset the valuation allowances required by SOP 92-3.

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

  COST IN EXCESS OF NET ASSETS ACQUIRED:

  Cost in excess of net assets acquired is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 15 years. Accumulated amortization was $31.0 and $28.2 million at September 30, 1994 and 1993, respectively.

  MORTGAGE SERVICING RIGHTS:

  Purchased mortgage servicing rights, which are stated net of accumulated amortization, are being amortized in proportion to the estimated remaining net revenues from the mortgage servicing rights purchased. Amortization of these assets amounted to $6.1, $12.1 and $1.6 million for the years ended September 30, 1994, 1993 and 1992, respectively. Accumulated amortization was $37.7 and $31.6 million at September 30, 1994 and 1993, respectively. During fiscal 1994, 1993 and 1992, the Bank capitalized $0.9, $20.7 and $1.6 million, respectively, related to the acquisition of mortgage servicing rights. In fiscal 1993, the Bank sold approximately $1.2 million of rights to service mortgage loans with principal balances of approximately $76.1 million and recognized a loss of $0.4 million. There were no sales of previously purchased mortgage servicing rights during the years ended September 30, 1994 and 1992.

  In fiscal 1994, 1993 and 1992, the Bank sold the rights to service mortgage loans with principal balances of approximately $383.9, $476.1, and $255.7 million, respectively, which were originated by the Corporations in connection with mortgage banking activities, and recognized gains of $5.8, $5.2 and $3.8 million, respectively.

  Management periodically evaluates the carrying value of purchased mortgage servicing rights taking into consideration current portfolio factors such as prepayment rates. The Bank's analyses are performed on a discounted basis based on pools of loans with similar characteristics. Any adjustments to the carrying value of such rights as a result of this evaluation are included in the amortization for the respective period.

  EXCESS SERVICING ASSETS:

  When loans are sold with the servicing rights retained by the Bank, the net present value of estimated future servicing income in excess of normal servicing income is recorded as an adjustment to the sales price of the loans. Estimated future losses are deducted in the computation of such excess servicing income. The resulting assets are amortized using the level-yield ("interest") method over the estimated lives of the underlying loans. Amortization of these assets amounted to $13.5, $21.4 and $20.0 million for the years ended September 30, 1994, 1993 and 1992, respectively. Accumulated amortization was $65.9 and $52.5 million at September 30, 1994 and 1993, respectively. Excess servicing assets capitalized in fiscal 1994, 1993 and 1992 of $11.1, $19.5 and $16.9 million respectively, were the result of the servicing retained upon the securitization and sale of home equity credit line receivables. See Note 15.

  Management periodically evaluates the carrying value of excess servicing assets taking into consideration current portfolio factors such as prepayment rates. The Bank's analyses are performed on a discounted basis based on pools of loans with similar characteristics. Any adjustments to the carrying value of such assets as a result of this evaluation are included in the amortization for the respective period.

  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

  Statement of Financial Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), was issued in October 1994. SFAS 119 requires companies to disclose the amount, nature and terms of derivative financial instruments. Because SFAS 119 addresses only disclosure related issues, its adoption will not have an impact on the financial condition or results of operations of the Bank. Adoption of SFAS 119 is required for fiscal years ending after December 15, 1994. The Bank will be required to adopt SFAS 119 by September 30, 1995.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition persisted in 1994 and is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public (see Note 4), interest payable on the Senior Secured Notes (as defined below), and the payment of capital improvement costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

The Real Estate Trust had negative cash flow from operating activities of $10.9, $3.1, $0.9 and $16.4 million in fiscal 1994, 1993, 1992 and 1991, respectively, before tax sharing payments from the Bank of $9.6, $5.0 and $29.6 million in fiscal 1994, 1993 and 1991, respectively. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, will depend in significant part on its receipts of tax sharing payments from the Bank (pursuant to the tax sharing agreement dated June 28, 1990, as amended, among the Trust, the Bank and their subsidiaries) and dividends from the Bank. The availability and amount of dividends and tax sharing payments in future periods, however is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

Management anticipates that the Trust will continue to file a consolidated federal income tax return and that the Bank will operate in a profitable manner sufficient to generate tax sharing payments. Based on recent activity, management anticipates that such tax sharing payments will be approved by the OTS sufficient to enable the Real Estate Trust to meet its debt service and other liquidity needs. As of September 30, 1994, the Bank owed the Real Estate Trust $12.0 million in tax sharing payments of which $5.0 million was paid in October 1994 with the approval of the OTS. Nonetheless, should further tax sharing payments not be paid during the next twelve months, management estimates that the Real Estate Trust has adequate liquidity including unencumbered cash balances and debt service escrow balances related to the Senior Secured Notes and Unsecured Notes sufficient to fund its cash flow requirements including debt service.

The Real Estate Trust's liquidity position was positively affected by the issuance on March 30, 1994 of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of this amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. See Note 4. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

During the third and fourth quarters of fiscal 1994, the Trust purchased 573,500 shares of common stock of Saul Centers, Inc. (representing 4.8% of such company's outstanding common stock) for approximately $10.3 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

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

The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. Unsecured Note sales were suspended in June 1990, but resumed in November 1992. The Real Estate Trust is currently selling Unsecured Notes principally to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of new Unsecured Note sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt at lower interest rates currently prevailing in today's market. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will be required to finance such repayments from other sources of funds.

The Bank has agreed not to make any additional tax sharing payments to the Real Estate Trust without the prior approval of the OTS. In April 1993, the Bank successfully completed a $75 million offering of preferred stock, which significantly strengthened the Bank's regulatory capital ratios. This capital infusion, together with the Bank's improved operating results, should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank in the future. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the tax sharing agreement between the Bank and the Real Estate Trust. OTS approval of this payment was conditioned on a pledge by or on behalf of the Real Estate Trust of certain assets to secure certain of its obligations under the tax sharing agreement. Following execution of the pledge, the OTS approved, and the Bank made during the period October 1, 1993 through September 30, 1994, additional tax sharing payments of $9.6 million to the Real Estate Trust. As of September 30, 1994, the estimated tax sharing payment due to the Real Estate Trust from the Bank was $12.0 million.

The Real Estate Trust has never received cash dividends from the Bank. Its ability to receive cash dividends in the future will depend on the Bank's earnings and regulatory capital levels, among other factors. The Bank's written agreement with the OTS was amended in October 1993 to eliminate the requirement that the Bank obtain the written approval of the OTS before declaring or paying any dividends on its common stock. Nonetheless, the OTS must be notified regarding dividends declared or paid.

As the owner, directly and through a wholly owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership (see Note 2), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Limited Partnership. The partnership agreement of Saul Holdings Limited Partnership provides for quarterly cash distributions to the partners out of net cash flow. During fiscal 1994, the Real Estate Trust received total cash distributions in the amount of 4.6 million from Saul Holdings Limited Partnership.

While the Real Estate Trust's ability to satisfy its liquidity requirements is contingent on future events, which include the sale of new Notes in an amount sufficient to finance scheduled maturities of outstanding unsecured Notes and the Bank's ability to pay tax sharing payments and dividends, the Real Estate Trust believes it will be able to consummate the transactions described above as well as explore other financing opportunities in order to raise sufficient proceeds to fund its liquidity requirements.

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In late August 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 21.5% interest, other entities affiliated with the Real Estate Trust own a 5.5% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings. The Real Estate Trust has pledged 62% of its interest in Saul Holdings to the Bank.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and those of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At the date of transfer as well as at September 30, 1994, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totalled approximately $116.1 million.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust and its subsidiaries at the date of transfer (the "FMV" of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the "FMV-Tax Difference"). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), an amount of gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust or its subsidiaries. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all the partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust or its subsidiaries in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust or its subsidiaries as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, or any release of the guarantees of such debt by the Real Estate Trust or its subsidiaries, could cause the Real Estate Trust or its subsidiaries to have taxable constructive distributions without the receipt of any corresponding amounts of cash. Currently, management does not intend to seek a release of or a reduction in the guarantees or to convert its limited partner units in Saul Holdings into shares of Saul Centers common stock.

At the date of transfer of the Real Estate Trust properties to Saul Holdings, liabilities exceeded assets transferred by approximately $104.3 million on an historical cost basis. The assets and liabilities were recorded by Saul Holdings and Saul Centers at their historical cost rather than market value because of affiliated ownership and common management and because the assets and liabilities were the subject of the business combination between Saul Centers and Saul Holdings, newly formed entities with no prior operations.

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners' equity of approximately $16.4 million of which approximately $3.5 million related to the Real Estate Trust's 21.5% ownership interest. Recognition by the Real Estate Trust of the change in its investment in the properties of approximately
$107.8 million, from a deficit of $104.3 million to $3.5 million, has been deferred due to the Real Estate Trust's guarantee of $116.1 million under the Saul Centers reimbursement agreement. The deferred gain of $107.8 million is included in "Deferred gains - real estate" in the financial statements. The gain will be recognized in future periods to the extent the Real Estate Trust's obligations are terminated under the reimbursement agreement.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1994 that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the Real Estate Trust has concluded at September 30, 1994 that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1994, the Real Estate Trust's investment in the consolidated entities of Saul Centers consisted of the following.

                                                                      (In thousands)
                                                                      --------------
    Saul Holdings:
            Distributions in excess of allocated net income           $    (2,641)

    Saul Centers:
            Acquisition of common shares                                   10,295
            Distributions in excess of allocated net income                  (188)
                                                                      --------------
                                                                      $     7,466
                                                                      ==============

The $7.5 million balance is included in "Other assets" in the financial statements.

The Condensed Consolidated Balance Sheet at September 30, 1994 and 1993, and the Condensed Consolidated Statement of Operations for October 1, 1993 through September 30, 1994 and for August 27, 1993 through September 30, 1993 of Saul Centers follow.

SAUL CENTERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)

                                                                                                         September 30,
                                                                                            --------------------------------------
                                                                                                   1994                1993
                                                                                            ------------------  ------------------
  ASSETS
    Real estate investments                                                                          $286,575            $262,408
    Accumulated depreciation                                                                          (81,307)            (72,931)
    Other assets                                                                                       47,667              21,245
                                                                                            ------------------  ------------------
  TOTAL ASSETS                                                                                       $252,935            $210,722
                                                                                            ==================  ==================

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Notes payable                                                                                    $237,517            $192,299
    Other liabilities                                                                                  17,062               5,603
                                                                                            ------------------  ------------------
    Total liabilities                                                                                 254,579             197,902
    Total stockholders' equity                                                                         (1,644)             12,820
                                                                                            ------------------  ------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $252,935            $210,722
                                                                                            ==================  ==================


SAUL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

                                                                                              For the Twelve     August 27, 1993
                                                                                               Months Ended          through
                                                                                            September 30, 1994  September 30, 1993
                                                                                            ------------------  ------------------
  REVENUE
    Base rent                                                                                         $42,757              $3,854
    Other revenue                                                                                      13,192               1,014
                                                                                            ------------------  ------------------
  TOTAL REVENUE                                                                                        55,949               4,868
                                                                                            ------------------  ------------------

  EXPENSES
    Operating expenses                                                                                 14,496               1,137
    Interest expense                                                                                   12,213               1,122
    Amortization of deferred debt expense                                                               2,599                 275
    Depreciation and amortization                                                                       9,101                 806
    General and administrative                                                                          2,789                 181
                                                                                            ------------------  ------------------
  TOTAL EXPENSES                                                                                       41,198               3,521
                                                                                            ------------------  ------------------

  Operating income before extraordinary item and minority interest                                     14,751               1,347
  Extraordinary item - loss on early extinguishment of debt                                            (3,341)             (3,519)
                                                                                            ------------------  ------------------

  Net income (loss) before minority interest                                                           11,410              (2,172)
  Minority interest                                                                                    (3,524)                586
                                                                                            ------------------  ------------------

  NET INCOME (LOSS)                                                                                    $7,886             ($1,586)
                                                                                            ==================  ==================


3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

                                                          Buildings and         Leasehold                             Related
                               No.          Land            Improvements         Interests            Total              Debt
                           ---------  ----------------  ------------------  -----------------  -----------------  -----------------
(Dollars in thousands)
September 30, 1994
Income-producing properties
Office & industrial               8            $5,670            $105,225               $-             $110,895            $85,433
Hotels                            9             8,862             103,298                -              112,160             74,911
Other                             7             3,575                 861                149              4,585                395
                           ---------  ----------------  ------------------  -----------------  -----------------  -----------------
                                 24           $18,107            $209,384               $149           $227,640           $160,739
                           =========  ================  ==================  =================  =================  =================

Land parcels                     10           $38,455            $    -                 $-              $38,455            $28,572
                           =========  ================  ==================  =================  =================  =================

September 30, 1993
Income-producing properties
Office & industrial               8            $5,249            $104,264               $-             $109,513           $112,242
Hotels                            9             8,872             102,612                -              111,484             90,234
Other                             7             3,575                 261                149              3,985                -
                           ---------  ----------------  ------------------  -----------------  -----------------  -----------------
                                 24           $17,696            $207,137               $149           $224,982           $202,476
                           =========  ================  ==================  =================  =================  =================

Land parcels                     10           $38,411            $    -                 $-              $38,411            $63,625
                           =========  ================  ==================  =================  =================  =================

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2009 and accrue interest at annual rates from 6.6% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

The Real Estate Trust obtained a $5.0 million secured loan from an affiliate in August 1992. Interest accrued at prime plus 1.5%. The loan was repaid during fiscal 1994.

In December 1992, the Trust completed the sale to an institutional investor, for $25 million, of 100% of the preferred stock of a newly organized Trust subsidiary to which the Trust contributed certain real estate and other assets. The assets contributed included six shopping centers and one office building, several parcels of unencumbered raw land, and a capital note in the amount of $58 million secured by a junior lien on 30% of the Bank's stock. The net proceeds of the transaction were lent by the subsidiary to the Trust in exchange for notes of the Trust secured by specified real estate properties and other assets of the Trust (the "Trust Notes"). Such proceeds were applied by the Trust for its general corporate purposes, with approximately $2.3 million of such proceeds being reserved for capital improvements to certain of the real estate properties contributed to the new subsidiary. In late August 1993, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest in connection with the formation of Saul Holdings (See
Note 2). As a part of this transaction, the preferred stock issued to the institutional investor was redeemed in exchange for the Trust Notes and the pledge of all of the stock of the Trust subsidiary, together with $60 million, at their then-market value, of the Real Estate Trust's partnership interests in Saul Holdings. During fiscal 1994, the Trust Notes were repaid and the collateral was released.

On March 30, 1994, the Real Estate Trust issued $175.0 million aggregate principal amount of its Senior Secured Notes. The Senior Secured Notes are general obligations of the Real Estate Trust ranking pari passu with all other unsubordinated obligations of the Trust and are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank and by certain other assets of the Trust as described herein. After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of the remaining amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years. During the third and fourth quarters of fiscal 1994, the Real Estate Trust purchased 573,500 shares of common stock of Saul Centers (representing 4.8% of such company's outstanding stock) for approximately $10.3 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization. Notes sold after November 14, 1986, are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1994 and 1993 were 11.1% and 12.7%, respectively. During fiscal 1993 and fiscal 1994, the Real Estate Trust sold notes amounting to approximately $11.9 and $15.7 million, respectively.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1994 for the fiscal years commencing October 1, 1994 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)

- --------------------------------------------------------------------------------------------------------------
                                     Mortgage         Notes Payable       Notes Payable
                                      Notes              Secured            Unsecured             Total
                                ------------------  ------------------  ------------------  ------------------
        Fiscal Year
         1995                             $11,022           $      --              $7,242             $18,264
         1996                               6,100                  --               5,761              11,861
         1997                              23,455                  --               5,336              28,791
         1998                               6,935                  --               5,935              12,870
         1999                              16,600                  --              12,769              29,369
        Thereafter                        121,618             175,000               3,245             299,863
                                ------------------  ------------------  ------------------  ------------------
          Total                          $185,730            $175,000             $40,288            $401,018
- --------------------------------------------------------------------------------------------------------------

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has one noncancelable long-term lease which provides for periodic adjustments of the basic annual rent. This lease will expire in 2061. The minimum future rental commitments under this lease amount to $101,000 per year for the next five fiscal years; thereafter, the total commitment is $6.1 million.

The Consolidated Statements of Operations contain minimum ground rent expense of $102,000, $286,000 and $312,000 in fiscal 1994, 1993 and 1992, respectively. In addition to the minimum ground rent payments, real estate taxes on the land are an obligation of the Real Estate Trust.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

This income classification includes minimum and overage rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1994, 1993, and 1992 amounted to $15.9, $38.0 and $41.7 million, respectively. Overage rent for these periods amounted to $0.3, $2.7 and $3.0 million, respectively. Future minimum rentals as of September 30, 1994 under noncancelable leases are as follows:

       Fiscal Year              (In thousands)
    ------------------          ------------------
           1995                           $15,081
           1996                             8,334
           1997                             5,851
           1998                             4,022
           1999                             2,331
        Thereafter                            731

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $97,000 during the period October 1991 through December 1992, $157,000 during the period January 1993 through September 1993, $250,000 during the period October 1993 through March 1994, and $292,000 during the period April 1994 through September 1994. The advisory contract has been extended until September 30, 1995, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules for providing those services by Saul Co. and Franklin are reviewed and approved by the Trustees after comparison with rates charged by competitive firms for comparable services in the various market areas. Fees paid to Saul Co. and Franklin amounted to $4.5, $7.7 and $8.7 million in fiscal 1994, 1993 and 1992, respectively. The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $157,000 and $118,000 in fiscal 1994 and 1993, respectively. There were no such payments in fiscal 1992.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $157,000, $221,000 and $229,000 in fiscal 1994, 1993 and 1992, respectively.

The Real Estate Trust had a working capital loan from the Saul Co. of approximately $3.3 million as of September 30, 1993, bearing interest of 1/2 percent over prime per annum. The funds were used for general operating purposes and the loan was satisfied in March 1994. Interest paid on this loan in fiscal 1994, 1993, and 1992 amounted to $139,000, $365,000 and $15,000, respectively.
In April 1994 the Real Estate Trust made a loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand.
Subsequent to year-end the loan balance was reduced to $12.7 million. Interest received on this loan in fiscal 1994 amounted to $565,000.

TRANSACTIONS WITH OTHER AFFILIATES

The Real Estate Trust obtained a $5.0 million secured loan from The Klingle Corporation in August 1992. The loan was repaid during fiscal 1994. It accrued interest at a rate of prime plus 1.5%. The Real Estate Trust incurred interest expense of $193,000, $365,000, and $15,000 during fiscal 1994, 1993, and 1992, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1994, 1993, and 1992, the Real Estate Trust paid the Trustees $76,000, $79,000 and $88,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and two received payments for their services as directors of the Bank. Three of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. and/or its subsidiary corporations as directors or officers thereof.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $1.3, $1.2 and $2.1 million, excluding expense reimbursements, during fiscal 1994, 1993, and 1992, respectively, for legal services to the Real Estate Trust and its consolidated subsidiaries.

SALE OF AVENEL BUSINESS PARK-PHASE I

In 1984, the Real Estate Trust sold Avenel Business Park-Phase I to an affiliate, Avenel Associates Limited Partnership (the"Partnership"), for
$8.9 million based on an independent appraisal. The managing general partner of the Partnership was a subsidiary of Saul Co., and a subsidiary of the Bank owned a 45% interest in the Partnership. The Real Estate Trust received the sales price for the property in the form of cash, a purchase money note in the amount of $1,735,000 and the assumption of a first trust loan. The net gain realized upon the sale was $3,023,000, after deducting a $781,000 discount of the purchase money note due to its below market interest rate. The Real Estate Trust has continued to defer recognition of this gain pending a sale of the property to an unaffiliated entity.

In late August 1993, the Partnership sold Avenel Business Park-Phase I to Saul Holdings and redeemed the purchase money note held by the Real Estate Trust. The gain has continued to be deferred in accordance with the accounting policy for gain recognition described in Note 2.

SAUL HOLDINGS LIMITED PARTNERSHIP

See Note 2 for a description of this partnership. The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1994 was $2.4 million. The Real Estate Trust's share of losses for Saul Holdings for its initial period of operations, August 27, 1993 through September 30, 1993, was $467,000.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank, Franklin and Saul Co. at several of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $51,000, $460,000 and $533,000, in fiscal 1994, 1993 and 1992, respectively.

8.  LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

At September 30, 1994 and 1993, loans held for securitization and sale are composed of credit card receivables.

9.  INVESTMENT SECURITIES - THE BANK

At September 30, 1994, all investment securities are classified as available-for-sale in accordance with SFAS 115. Gross unrealized holding gains and losses on the Bank's investment securities at September 30, 1994 are as follows:

                                                                              Gross               Gross
                                                                            Unrealized          Unrealized          Aggregate
                                                        Amortized            Holding             Holding               Fair
(In thousands)                                             Cost               Gains               Losses              Value
- -------------------------------------------------- ------------------- ------------------- ------------------- -------------------
SEPTEMBER 30, 1994
  U.S. Government securities                       $            4,399  $              -    $             (135) $            4,264
  Other securities                                                100                 -                   -                   100
                                                   ------------------- ------------------- ------------------- -------------------
    Total                                          $            4,499  $              -    $             (135) $            4,364
                                                   =================== =================== =================== ===================

As discussed in Summary of Significant Accounting Policies - The Bank, at September 30, 1993, investment securities were carried at amortized cost. Gross unrealized gains and losses for the Bank's investment securities at September 30, 1993 were as follows:

                                                                              Gross               Gross             Estimated
                                                         Carrying           Unrealized          Unrealized            Market
(In thousands)                                            Value               Gains               Losses              Value
- -------------------------------------------------- ------------------- ------------------- ------------------- -------------------
SEPTEMBER 30, 1993
  U.S. Government securities                       $            4,686  $               33  $              -    $            4,719
  Other securities                                                103                 -                   -                   103
                                                   ------------------- ------------------- ------------------- -------------------
    Total                                          $            4,789  $               33  $              -    $            4,822
                                                   =================== =================== =================== ===================

A comparison of amortized cost and fair value for investment securities, along with the contractual maturity dates, by category of investments at September 30, 1994, is as follows:

                                                                                                                    Aggregate
                                                                                                Amortized              Fair
(In thousands)                                                                                     Cost               Value
- ------------------------------------------------------------------------------------------ ------------------- -------------------
SEPTEMBER 30, 1994
  Investment securities available-for-sale:
    U.S. Government securities
      Maturing within one year                                                             $              -    $              -
      Maturing after one year, but within five years                                                    4,399               4,264
                                                                                           ------------------- -------------------
        Total U.S. Government securities                                                                4,399               4,264
                                                                                           ------------------- -------------------

    Other securities:
      Maturing within one year                                                                            100                 100
                                                                                           ------------------- -------------------
        Total other securities                                                                            100                 100
                                                                                           ------------------- -------------------

            Total investment securities available-for-sale                                 $            4,499  $            4,364
                                                                                           =================== ===================


Proceeds from sales of investment securities, including securities held for sale, during fiscal 1993 were $181.8 million. Gross gains of $8.9 million and gross losses of $0 were realized on sales for fiscal 1993. There were no sales of investment securities during the years ended September 30, 1994 and 1992.

At September 30, 1994, certain investment securities were pledged as collateral for certain letters of credit. See Note 28.

10.  MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1994, all mortgage-backed securities are classified as available-for-sale in accordance with SFAS 115. Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at September 30, 1994 are as follows:

                                                                              Gross               Gross
                                                                            Unrealized          Unrealized          Aggregate
                                                        Amortized            Holding             Holding               Fair
(In thousands)                                             Cost               Gains               Losses              Value
- -------------------------------------------------  ------------------- ------------------- ------------------- -------------------
SEPTEMBER 30, 1994
  FNMA                                             $           34,896  $               39  $             (454) $           34,481
  FHLMC                                                       834,516                 545             (24,143)            810,918
  Private label, AA-rated                                     179,349                 798                 (21)            180,126
                                                   ------------------- ------------------- ------------------- -------------------
    Total                                          $        1,048,761  $            1,382  $          (24,618) $        1,025,525
                                                   =================== =================== =================== ===================

As discussed in Summary of Significant Accounting Policies -- The Bank, at September 30, 1993, mortgage-backed securities were carried at amortized cost. The amortized cost and estimated market values for the Bank's mortgage-backed securities at September 30, 1993 were as follows:

                                                                                                                    Estimated
                                    Principal          Unamortized           Unearned            Carrying             Market
(In thousands)                       Balance             Premiums           Discounts             Value               Value
- ------------------------------ ------------------- ------------------- ------------------- ------------------- -------------------
SEPTEMBER 30, 1993
  FNMA                         $           51,535  $              954  $              (24) $           52,465  $           53,234
  FHLMC                                 1,138,175              17,663              (1,465)          1,154,373           1,173,539
  Private label, AA-rated                 295,558                 -                (1,204)            294,354             301,287
                               ------------------- ------------------- ------------------- ------------------- -------------------
    Total                      $        1,485,268  $           18,617  $           (2,693) $        1,501,192  $        1,528,060
                               =================== =================== =================== =================== ===================

Gross unrealized gains were $27.1 million and gross unrealized losses were $0.2 million at September 30, 1993.

Proceeds from sales of mortgage-backed securities, including mortgage-backed securities held for sale, were $810.8 and $834.2 million during the years ended September 30, 1993 and 1992, respectively. Gross gains of $10.2 and
$23.0 million and gross losses of $4.4 and $3.0 million were realized on the sale of mortgage-backed securities, including mortgage-backed securities held for sale, during the years ended September 30, 1993 and 1992, respectively. There were no sales of mortgage-backed securities during the year ended September 30, 1994.

Accrued interest receivable on mortgage-backed securities totaled $6.3 and $8.9 million at September 30, 1994 and 1993, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

At September 30, 1994, certain mortgage-backed securities were pledged as collateral for securities sold under repurchase agreements, other short-term borrowings and other recourse arrangements. See Notes 19 and 28. Other mortgage-backed securities with a book value of $23.8 million were pledged as collateral primarily for credit card settlement obligations.

11.  LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                                                                         September 30,
  (In thousands)                                                                                   1994                1993
  ---------------------------------------------------------------------------------------- ------------------- -------------------
  Single-family residential                                                                $        1,335,645  $        1,111,306
  Home equity                                                                                          34,708              60,549
  Commercial and multifamily                                                                           84,639              95,611
  Real estate construction                                                                             66,909              69,940
  Ground                                                                                               18,935              19,340
  Credit card                                                                                         535,199             454,520
  Automobile                                                                                          289,346             106,725
  Overdraft lines of credit                                                                             8,365               7,166
  Other                                                                                                60,098              31,295
                                                                                           ------------------- -------------------
                                                                                                    2,433,844           1,956,452
                                                                                           ------------------- -------------------
  Less:
    Undisbursed portion of loans                                                                       35,535              28,588
    Unearned discounts                                                                                  1,438               1,543
    Net deferred loan origination costs                                                               (10,932)             (2,995)
    Reserve for losses on loans                                                                        50,205              68,040
                                                                                           ------------------- -------------------
                                                                                                       76,246              95,176
                                                                                           ------------------- -------------------
      Total                                                                                $        2,357,598  $        1,861,276
                                                                                           =================== ===================

The Bank serviced loans owned by others amounting to $3,943.8, $3,423.6 and $2,379.1 million at September 30, 1994, 1993 and 1992, respectively.

Accrued interest receivable on loans totaled $17.1 and $16.0 million at September 30, 1994 and 1993, respectively, and is included in other assets in the Consolidated Balance Sheets.

12.  REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                                                                         September 30,
  (In thousands)                                                                                   1994                1993
  ---------------------------------------------------------------------------------------- ------------------- -------------------
  Land, development, construction
    and rental properties                                                                  $           69,767  $           69,313
  Investments in limited partnerships                                                                  (2,478)             (1,580)
  Investments in real estate ventures                                                                   8,915               8,898
                                                                                           ------------------- -------------------
    Total real estate held for investment                                                              76,204              76,631
                                                                                           ------------------- -------------------

  Real estate held for sale                                                                           387,024             434,616
                                                                                           ------------------- -------------------

  Less:
    Reserve for losses on real estate held
      for investment                                                                                    9,899              10,182
    Reserve for losses on real estate held for sale                                                   109,074             101,462
    Accumulated depreciation and amortization                                                          13,600              11,144
                                                                                           ------------------- -------------------
      Total real estate held for investment or sale                                        $          330,655  $          388,459
                                                                                           =================== ===================

Earnings (loss) on real estate held for investment or sale is composed of the following:

                                                                                          Year Ended September 30,
  (In thousands)                                                               1994                1993                1992
  -------------------------------------------------------------------- ------------------- ------------------- -------------------
  Provision for losses                                                 $          (14,052) $          (30,415) $          (60,596)
  Net income from operating properties                                              3,521               6,496               9,800
  Equity earnings from investments in
    limited partnerships                                                              391               1,694                 391
  Net gain (loss) on sales                                                         10,975               9,503                (244)
                                                                       ------------------- ------------------- -------------------
    Total                                                              $              835  $          (12,722) $          (50,649)
                                                                       =================== =================== ===================

At September 30, 1994, the Corporations have an ADC arrangement with, and hold a partnership interest in, a limited partnership. The partnership and ADC arrangement were formed for the purpose of acquiring, developing, operating and selling real estate and are accounted for under the equity method with profits and losses allocated proportionately among the partnership interests. At September 30, 1994, there were no outstanding commitments, lines of credit or other arrangements between the Corporations and the partnership relating to these investments other than reflected below. Combined, condensed financial information for the partnerships and ADC arrangement is presented below:

                                 BALANCE SHEETS

                                                                                                         September 30,
                                                                                           ---------------------------------------
(In thousands)                                                                                     1994                1993
- ------------------------------------------------------------------------------------------ ------------------- -------------------
ASSETS
  Land, buildings, construction in progress
    and other assets                                                                       $           49,567  $           77,803
                                                                                           =================== ===================

LIABILITIES AND PARTNERSHIP EQUITY
  Notes payable to the Corporations                                                        $            8,915  $            9,168
  Other liabilities                                                                                    46,546              69,241
  Partnership (deficit) equity:
  - Corporations                                                                                       (2,920)             (2,344)
  - Others                                                                                             (2,974)              1,738
                                                                                           ------------------- -------------------
                                                                                           $           49,567  $           77,803
                                                                                           =================== ===================

                            STATEMENTS OF OPERATIONS

                                                                                          Year Ended September 30,
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- ---------------------------------------------------------------------- ------------------- ------------------- -------------------
  Income                                                               $            7,280  $           12,492  $           12,041
  Expenses                                                                         (7,360)            (13,669)            (12,155)
  Gain on sales of property                                                           -                 4,892                 -
                                                                       ------------------- ------------------- -------------------
    Net  income  (loss)                                                $              (80) $            3,715  $             (114)
                                                                       =================== =================== ===================

With respect to the ADC arrangement, the limited partnership classifies the Bank's investment in the real estate project as a liability payable to the Bank rather than as equity.

During fiscal 1994, the Bank sold its interests in three limited partnerships to other partners at an aggregate amount that exceeded the net carrying values of these assets.

13.  RESERVES FOR LOSSES - THE BANK

Activity in the reserves for losses on loans receivable and real estate held for investment or sale is summarized as follows:

                                                                                               Real Estate
                                                                                                 Held for
                                                                              Loans             Investment
  (In thousands)                                                            Receivable           or Sale
  -------------------------------------------------------------------- ------------------- -------------------
  Balance, September 30, 1991                                          $           89,745  $           57,498
    Provision for losses                                                           89,062              60,596
    Charge-offs                                                                  (112,544)             (9,050)
    Recoveries                                                                     12,555                 -
                                                                       ------------------- -------------------
  Balance, September 30, 1992                                                      78,818             109,044
    Provision for losses                                                           62,513              30,415
    Charge-offs                                                                   (87,194)            (27,815)
    Recoveries                                                                     13,903                 -
                                                                       ------------------- -------------------
  Balance, September 30, 1993                                                      68,040             111,644
    Provision for losses                                                           33,237              14,052
    Charge-offs                                                                   (65,159)             (6,723)
    Recoveries                                                                     14,087                 -
                                                                       ------------------- -------------------
  Balance, September 30, 1994                                          $           50,205  $          118,973
                                                                       =================== ===================

The reserves for losses at September 30, 1994 are based on management's estimates of the amount of reserves required to reflect the risks in the loan and real estate portfolios based on circumstances and conditions known at the time. The Bank's primary lending and real estate investment market is the Washington, D.C. metropolitan area, which was adversely affected by the downturn in recent years in the local real estate market. The ultimate impact of these economic developments, the absence of a continued recovery in the real estate markets and the effect of general market conditions on the Bank's borrowers could result in difficulties in certain borrowers meeting their obligations to the Bank and the Bank's ability to dispose of its real estate properties. As a result, the Bank may incur additional provisions for losses.

14.  NON-PERFORMING  ASSETS  -  THE  BANK


Non-performing assets are composed of the following at September 30, 1994:

                                                                           Non-accrual
  (Dollars in thousands)                                                      Loans          Real Estate (1)          Total
  ----------------------------------------------------------------    ------------------- ------------------- -------------------
  Single-family residential                                            $            8,306  $            1,322  $            9,628
  Residential land, development and construction                                      -               248,037             248,037
  Retail centers                                                                      -                13,978              13,978
  Commercial land (2)                                                                 -                23,528              23,528
                                                                       ------------------- ------------------- -------------------
    Total real estate assets                                                        8,306             286,865             295,171
  Credit card                                                                      16,229                 -                16,229
  Other                                                                               498                 -                   498
                                                                       ------------------- ------------------- -------------------
    Total non-performing assets                                        $           25,033  $          286,865  $          311,898
                                                                       =================== =================== ===================

  RESERVES FOR LOSSES
    Real estate                                                        $           14,085  $          118,973  $          133,058
    Credit card                                                                    34,530                 -                34,530
    Other                                                                           1,590                 -                 1,590
                                                                       ------------------- ------------------- -------------------
      Total                                                            $           50,205  $          118,973  $          169,178
                                                                       =================== =================== ===================

  RESERVES FOR LOSSES AS A PERCENTAGE OF
     NON-PERFORMING ASSETS (3)
    Real estate                                                                    169.58%              30.05%              32.92%
    Credit card                                                                    212.77%                -                212.77%
    Other                                                                          319.28%                -                319.28%
                                                                       ------------------- ------------------- -------------------
      Total                                                                        200.56%              30.05%              40.19%
                                                                       =================== =================== ===================

- ----------------------------------------------------------------------------------------------------------------------------------
(1)  Real estate acquired in settlement of loans is shown net of valuation allowances.
(2)  An $8.9 million participating loan to a joint venture is classified for accounting purposes as real estate held for investment and, accordingly, is presented in the above table as Real Estate.
(3)  The ratio of reserves for losses to non-performing assets is calculated before the deduction of such reserves.

Approximately 18.9% of the Bank's non-performing credit card loans are located in the Washington, D.C. metropolitan area. In general, the Bank's remaining non-performing assets are located in the Washington, D.C. metropolitan area, including approximately 57.3% located in Loudoun County, Virginia.

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

At September 30, 1994 and 1993, the Bank had $29.1 and $36.7 million, respectively, of loans accounted for as troubled debt restructurings, all of which were included as performing loans. At September 30, 1994, the Bank had commitments to lend $2.5 million of additional funds on loans which have been restructured.

The amount of interest income that would have been recorded if non-accrual assets and restructured loans had been current in accordance with their original terms was $9.1, $10.5 and $16.3 million for the years ended September 30, 1994, 1993 and 1992, respectively. The amount of interest income that was recorded on these loans was $2.7, $3.0 and $5.0 million for the years ended September 30, 1994, 1993 and 1992, respectively.

15.  SIGNIFICANT SALES TRANSACTIONS - THE BANK

The Bank periodically sells credit card receivables through asset-backed securitizations, in which credit card receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The Bank sold and received gross proceeds of $1,350.0, $350.0 and $280.0 million for these asset-backed certificates for the years ended September 30, 1994, 1993 and 1992, respectively. No gains or losses were recorded on the transactions; however, excess servicing fees are recognized over the related lives of the transactions. Outstanding trust certificate balances related to these and previous securitizations were $1,953.8 and $841.8 million at September 30, 1994 and 1993, respectively. The related receivable balances contained in the trusts were $2,330.9 and $1,232.8 million at September 30, 1994 and 1993, respectively. The Bank continues to service the underlying loans and is contingently liable under various letters of credit or surety bonds that were issued in connection with these transactions. See Note 28.

During fiscal 1994 and 1992, the Bank sold credit card relationships with related outstanding receivable balances of $96.5 and $14.9 million, respectively. Gains of $16.9 and $1.5 million were recorded in connection with these sales for the years ended September 30, 1994 and 1992, respectively, and the Bank will no longer service these relationships. No such sales occurred during the year ended September 30, 1993.

In fiscal 1994, 1993 and 1992, the Bank sold home equity credit line receivables through asset-backed securitizations, in which home equity credit line receivables were transferred to trusts, and the Bank sold certificates to investors representing ownership interests in the trusts. The amount of receivables sold and gross proceeds received was $181.9, $340.4 and $253.6 million, respectively. Gains recognized on these transactions were $9.5, $16.8 and $15.1 million, respectively, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $485.4 and $530.1 million at September 30, 1994 and 1993, respectively. The Bank is contingently liable under various surety bonds issued in connection with these transactions. See
Note 28.

In September 1991, the Bank sold automobile loan receivables through an asset-backed securitization, in which automobile loan receivables were transferred to a trust, and the Bank sold certificates to investors representing ownership interests in the trust. The Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trust were $9.5 and $29.6 million at September 30, 1994 and 1993, respectively. The Bank is contingently liable under a surety bond issued in connection with this transaction. See Note 28.

16.  PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                                                                            Estimated                   September 30,
                                                                              Useful      ---------------------------------------
  (Dollars in thousands)                                                      Lives                1994                1993
  ---------------------------------------------------------------      ------------------ ------------------- -------------------
  Land                                                                          -          $           24,035  $           23,033
  Construction in progress                                                      -                       1,532               2,366
  Buildings and improvements                                               10-45 years                 48,411              47,001
  Leasehold improvements                                                    5-20 years                 52,987              44,164
  Furniture and equipment                                                   5-10 years                121,947             106,603
  Automobiles                                                               3-5 years                   1,366                 791
                                                                                           ------------------- -------------------
                                                                                                      250,278             223,958

  Less:
    Accumulated depreciation and amortization                                                         105,870              88,158
                                                                                           ------------------- -------------------
      Total                                                                                $          144,408  $          135,800
                                                                                           =================== ===================

Depreciation expense amounted to $18.5, $14.8 and $14.5 million for the years ended September 30, 1994, 1993 and 1992, respectively.

17.  LEASES - THE BANK

The Corporations have noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from 1995 to 2019 and ground leases which have terms expiring from 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1994:

       Year Ending
      September 30,                                   (In thousands)
    ------------------                             -------------------
           1995                                    $           10,564
           1996                                                10,165
           1997                                                 7,910
           1998                                                 6,705
           1999                                                 5,381
        Thereafter                                             47,016
                                                   -------------------
          Total                                    $           87,741
                                                   ===================


Rent expense totaled $9.7, $9.2 and $9.0 million for the years ended September 30, 1994, 1993 and 1992, respectively.

18.  DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                                                    September 30,
                                                   -------------------------------------------------------------------------------
                                                                 1994                                    1993
                                                   --------------------------------------- ---------------------------------------
                                                                             Weighted                                Weighted
                                                                             Average                                 Average
  (Dollars in thousands)                                  Amount               Rate               Amount               Rate
  ----------------------------------------------   -------------------  ------------------ -------------------  ------------------
  Demand accounts                                  $           94,600                 -    $           72,518                 -
  NOW accounts                                                823,627                2.95%            762,566                2.89%
  Money market deposit accounts                             1,104,730                3.84%          1,196,690                3.28%
  Statement savings accounts                                1,201,141                3.49%            941,289                3.48%
  Other deposit accounts                                       57,696                2.99%             50,277                2.99%
  Certificate accounts, less than $100                        657,134                4.13%            790,806                4.33%
  Certificate accounts, $100 or more                           69,833                4.52%             55,877                4.18%
                                                   -------------------                     -------------------
    Total                                          $        4,008,761                3.51% $        3,870,023                3.42%
                                                   ===================                     ===================

Interest expense on deposit accounts is composed of the following:

                                                                                          Year Ended September 30,
                                                                       -----------------------------------------------------------
  (In thousands)                                                               1994                1993                1992
  ----------------------------------------------------------           ------------------- ------------------- -------------------
  NOW accounts                                                         $           23,147  $           18,523  $           22,442
  Money market deposit accounts                                                    37,305              39,430              55,384
  Statement savings accounts                                                       39,147              26,598              26,081
  Other deposit accounts                                                            1,573               1,381               1,719
  Certificate accounts                                                             29,723              41,813              75,914
                                                                       ------------------- ------------------- -------------------
                                                                                  130,895             127,745             181,540
  Custodial accounts                                                                   29                  47                  81
                                                                       ------------------- ------------------- -------------------
     Total                                                             $          130,924  $          127,792  $          181,621
                                                                       =================== =================== ===================


Outstanding certificate accounts at September 30, 1994 mature in the years indicated as follows:

       Year Ending
      September 30,                                   (In thousands)
    ------------------                             -------------------
           1995                                    $          482,344
           1996                                               119,421
           1997                                                41,023
           1998                                                34,116
           1999                                                50,063
                                                   -------------------
          Total                                    $          726,967
                                                   ===================

At September 30, 1994, certificate accounts of $100 or more have contractual maturities as indicated below:

                                                      (In thousands)
                                                   -------------------
  Three months or less                             $           25,690
  Over three months through six months                         15,343
  Over six months through 12 months                            10,761
  Over 12 months                                               18,039
                                                   -------------------
    Total                                          $           69,833
                                                   ===================

19.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND
          OTHER SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                                         Year Ended September 30,
                                                                      -----------------------------------------------------------
(Dollars in thousands)                                                         1994                1993                1992
- ------------------------------------------------------------------    ------------------- ------------------- -------------------
Securities sold under repurchase agreements:
  Balance at year-end                                                  $              -    $           83,151  $          446,367
  Average amount outstanding during the year                                      103,299             265,176             123,480
  Maximum amount outstanding at any month-end                                     202,256             478,534             485,067
  Amount maturing within 30 days                                                      -                83,151             446,367
  Weighted average interest rate during the year                                     3.78%               3.28%               3.64%
  Weighted average interest rate on year-end
    balances                                                                          -                  3.23%               3.36%

Other short-term borrowings:
  Balance at year-end                                                  $            8,907  $            5,115  $            3,954
  Average amount outstanding during the year                                       13,336               2,212               2,918
  Maximum amount outstanding at any month-end                                      51,992               5,115               6,112
  Amount maturing within 30 days                                                    8,907               5,115               3,954
  Weighted average interest rate during the year                                     3.42%               2.77%               4.03%
  Weighted average interest rate on year-end
    balances                                                                         4.87%               3.71%               4.00%


The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1994, the Bank had pledged mortgage-backed securities with a book value of $11.6 million to secure certain other borrowings.

20.  BONDS PAYABLE - THE BANK

Bonds payable represent bonds (term and serial) issued through a local housing finance agency secured by land and two residential apartment buildings having an aggregate net book value of $25.7 and $26.4 million at September 30, 1994 and 1993, respectively. The assets securing these bonds are included in real estate held for investment or sale.

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

Serial bonds amounting to $0.3 million mature on November 1, 1994. Interest rates on these bonds are 9.3%.

The aggregate principal payments on the bonds payable outstanding at September 30, 1994 for the next five years are summarized as follows:

       Year Ending
      September 30,                                 (In thousands)
    ------------------                             -------------------
           1995                                    $              630
           1996                                                   685
           1997                                                   760
           1998                                                   830
           1999                                                   915
        Thereafter                                             20,210
                                                   -------------------
          Total                                    $           24,030
                                                   ===================

Deferred debt issuance costs, net of accumulated amortization, amounted to $0.5 and $0.8 million at September 30, 1994 and 1993, respectively, and are included in other assets in the Consolidated Balance Sheets. These amounts are being amortized using the level-yield method over the life of the related debt.

At September 30, 1994, $3.0 million of bond proceeds were held in a restricted cash account by the trustee for the purpose of paying principal and interest on the bonds in the event that the Corporations are unable to fund payments. This amount is included in interest-bearing deposits in the Consolidated Balance Sheets.

21.  NOTES PAYABLE - THE BANK

Notes payable bear interest at rates ranging from 8.9% to 13.0% and are due in varying installments through 2004.

Scheduled repayments of notes payable at September 30, 1994 are as follows:

       Year Ending
      September 30,                                   (In thousands)
    ------------------                             -------------------
           1995                                    $              215
           1996                                                   236
           1997                                                   260
           1998                                                   286
           1999                                                   314
        Thereafter                                              6,418
                                                   -------------------
          Total                                    $            7,729
                                                   ===================

22.  FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1994, the Bank had a $100.0 million advance from the Federal Home Loan Bank of Atlanta ("FHLB") with an interest rate of 4.77% which adjusts quarterly based on the three-month London Interbank Offered Rate ("LIBOR") and maturing in August 1996.

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $433.6 million and mortgage-backed securities with a book value of $131.7 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1994 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

23.  CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders, are composed of the following:

                                                                                     September 30,
                                                                       ---------------------------------------       Interest
(Dollars in thousands)                                                         1994                1993                Rate
- --------------------------------------------------------------         ------------------- -------------------  ------------------
Private placement:
  BACOB Bank, s.c.,
       due 1996                                                        $           10,000  $           10,000      LIBOR + 3.0%


Public placements:
  Subordinated debentures due 2002                                                    -                78,500        13 1/2%
  Subordinated debentures due 2003                                                    -                50,000            15%
  Subordinated debentures due 2005                                                150,000                 -           9 1/4%
                                                                       ------------------- -------------------
    Total                                                              $          160,000  $          138,500
                                                                       =================== ===================

On November 23, 1993, the Bank sold $150.0 million 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million was used to redeem $78.5 million of debentures due in 2002 and $50.0 million of debentures due in 2003 on December 23, 1993 and December 24, 1993, respectively. The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of these debentures. The OTS has approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

The indenture pursuant to which the 1993 Debentures were sold ("the Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock.

Deferred debt issuance costs, net of accumulated amortization, amounted to $6.2 and $4.9 million at September 30, 1994 and 1993, respectively, and are included in other assets in the Consolidated Balance Sheets.

24.  PREFERRED STOCK - THE BANK

In April 1993, the Bank sold $75.0 million of its Noncumulative Perpetual Preferred Stock, Series A ("Preferred Stock") in a private offering. Cash dividends on the Preferred Stock are payable quarterly in arrears at an annual rate of 13%. If the Board of Directors does not declare the full amount of the noncumulative cash dividend accrued in respect of any quarterly dividend period, in lieu thereof the Board of Directors will be required to declare (subject to regulatory and other restrictions) a stock dividend in the form of a new series of payment-in-kind preferred stock of the Bank.

The OTS has approved the inclusion of the Preferred Stock as tier 1 or core capital and has approved the payment of dividends on the Preferred Stock, provided certain conditions are met. The Preferred Stock is not redeemable
until May 1, 2003 and is redeemable thereafter at the option of the Bank.   The
holders of the Preferred Stock have no voting rights, except in certain limited circumstances.

Holders of the Preferred Stock will be entitled to receive a liquidating distribution in the amount of $25 per share, plus accrued and unpaid dividends for the then-current dividend period in the event of any voluntary liquidation of the Bank, after payment of the deposit accounts and other liabilities of the Bank, and out of the assets available for distribution to shareholders. The Preferred Stock ranks superior and prior to the issued and outstanding common stock of the Bank with respect to dividend and liquidation rights.

25.  RETIREMENT PLAN - THE BANK

The Corporations participate in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, which are discretionary, were equal to the employee contribution from October 1, 1991 to June 30, 1992 and three times the employee contribution subsequent to June 30, 1992. Corporate contributions were $3.5, $3.1 and $1.5 million for the years ended September 30, 1994, 1993 and 1992, respectively. There are no past service costs associated with the Plan and the Corporations have no liability under the Plan other than their current contributions. The Plan owns 4.0% of the Bank's common stock.

26.  REGULATORY MATTERS - THE BANK

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank's regulatory capital requirements at September 30, 1994 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately-capitalized" institutions. At September 30, 1994, the Bank was in compliance with its tangible, core and risk-based regulatory capital requirements. In addition, on the basis of its balance sheet at September 30, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements. The information below is based upon the Bank's understanding of the applicable FIRREA and "prompt corrective action" regulations and related interpretations.

                                                                                      MINIMUM                         EXCESS
                                               ACTUAL                            CAPITAL REQUIREMENT                 CAPITAL
                               --------------------------------------- ---------------------------------------  ------------------
                                                        As a % of                               As a % of
(Dollars in thousands)                Amount            Assets (3)            Amount              Assets              Amount
- ----------------------------   -------------------  ------------------ -------------------  ------------------ -------------------
Capital per financial          $          289,956
  statements
Adjustments for tangible and
  core capital:
  Intangible assets                       (50,484)
  Non-includable
    subsidiaries (1)                       (9,990)
                               -------------------
Total tangible capital                    229,482                4.96% $           69,369                1.50% $          160,113
  Supervisory goodwill                     17,342   ================== ===================  ================== ===================
                               -------------------
Total core capital (2)                    246,824                5.34% $          184,984                4.00% $           61,840
                               -------------------  ================== ===================  ================== ===================

Tier 1 risk-based capital (2)             246,824                6.95% $          142,077                4.00% $          104,747
                               -------------------  ================== ===================  ================== ===================

Adjustments for total risk-
   based capital:
  Subordinated capital
    debentures                            152,900
  Reserve for general loan
    losses                                 42,973
                               -------------------
  Total supplementary capital             195,873
                               -------------------
  Total available capital                 442,697
  Equity investments (1)                  (34,009)
                               -------------------
Total risk-based capital (2)   $          408,688               12.19% $          284,154                8.00% $          124,534
                               ===================  ================== ===================  ================== ===================

- ----------------------------------------------------------------------------------------------------------------------------------
(1)  Reflects an aggregate offset of $5.5 million representing the amount of general reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(2) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3) If the OTS policy to exclude net unrealized holding gains (losses) from regulatory capital (see below) had been in effect on September 30, 1994, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have increased to 5.27%, 5.64%, 7.35% and 12.66%, respectively.

In November 1994, the OTS announced its policy to exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. Savings associations are required to adopt the revised policy by June 1995, but may elect to adopt the revised policy beginning December 1994. This decision reversed the interim OTS policy issued in August 1993, which required net unrealized holding gains (losses) to be fully includable in tier 1 capital for regulatory capital purposes.

At September 30, 1994, the Bank had $27.2 million in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are required to be phased-out from all three capital requirements according to the following schedule (which reflects OTS approval of the Bank's use of a delayed phase-in period pursuant to legislation enacted in October 1992): 40% beginning July 1, 1994; 60% beginning July 1, 1995 and 100% beginning July 1, 1996. At September 30, 1994, the Bank also had $38.6 million in equity investments which were fully phased-out from total risk-based capital.

As of September 30, 1994, the Bank had $48.3 million in supervisory goodwill, of which $17.3 million was included in core capital subject to a limitation of 0.375% of tangible assets. The percentage includable in core capital declines to 0% of tangible assets effective January 1, 1995.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank would be required to deduct the then-current book value of such REO property from risk-based capital. Although there can be no assurances, management believes that it will be able to receive the necessary extensions. The following table sets forth the Bank's REO at September 30, 1994, after valuation allowances of $109.1 million, by the fiscal year in which the property was acquired through foreclosure.

        Fiscal Year                                   (In thousands)
    ------------------                             -------------------
           1990                                     $         129,152 (1)
           1991                                               106,318
           1992                                                15,860
           1993                                                 7,450
           1994                                                19,170
                                                   -------------------
        Total REO                                  $          277,950
                                                   ===================

- ----------------------------------------------------------------------
(1) Includes REO with an aggregate net book value of $34.0 million, which the Bank has agreed to treat as equity investments for regulatory capital purposes.

Under the OTS "prompt corrective action" regulations, an institution is categorized as "well-capitalized" if it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. The Bank's regulatory capital ratios exceeded the requirements for a well-capitalized institution at September 30, 1994. On a fully phased-in basis at September 30, 1994, the Bank's regulatory capital ratios would meet the ratios established for "adequately-capitalized" institutions.

The Bank is subject to a written agreement with the OTS dated September 30, 1991. The agreement, which was amended on October 29, 1993, addresses, among other things, transactions with affiliates, reductions of real estate acquired in settlement of loans and asset quality. Specifically, the Bank agreed that, without receiving the prior approval of the OTS, it would not increase its investment in certain real estate projects beyond specified levels. In addition, the Bank must provide the OTS with 15 days notice prior to selling certain significant business assets.

27.  TRANSACTIONS WITH RELATED PARTIES - THE BANK

  LOANS  RECEIVABLE:

  From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1994 is as follows:

                                                      (In thousands)
                                                   -------------------
    Balance, September 30, 1993                    $            4,302
      Additions                                                 1,139
      Collections                                                (889)
                                                   -------------------
    Balance, September 30, 1994                    $            4,552
                                                   ===================

  SERVICES:

  B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Corporations. These services include property management, cafeteria management, insurance brokerage and leasing. Fees for these services were $0.5, $0.6 and $0.6 million for the years ended September 30, 1994, 1993 and 1992, respectively.

  The law firm in which one director of the Bank is a partner received $2.4, $2.7 and $3.0 million for legal services rendered to the Corporations during the years ended September 30, 1994, 1993 and 1992, respectively.

  For the years ended September 30, 1994, 1993 and 1992, one of the directors of the Bank was paid $30,000 $28,000 and $25,000, respectively, for consulting services rendered to the Bank. Another director of the Bank was paid total fees of $50,000 for the year ended September 30, 1994 for consulting services.

  A director of the Bank and his wife are entitled to $125,000 per year in supplemental retirement benefits under an agreement entered into by the Bank in 1990 in connection with the director's former employment as a Vice Chairman of the Bank. The director also receives compensation under an agreement for ongoing services provided to the Bank. Amounts paid to the director under these agreements totaled $167,000 and $165,000 in fiscal 1994 and 1993.

  TAX SHARING AGREEMENT:

  The Bank and the other companies in the Trust's affiliated group entered into a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement").
  The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Real Estate Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $9.6 and $5.0 million to the Real Estate Trust during fiscal 1994 and 1993, respectively, under the Tax Sharing Agreement. There were no tax sharing payments made to the Real Estate Trust during the year ended
  September 30, 1992. OTS approval of the tax sharing payments during fiscal 1994 and 1993 was conditioned on a pledge by the Real Estate Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. After receipt of OTS approval, the Bank made an additional tax sharing payment of $5.0 million to the Real Estate Trust subsequent to September 30, 1994. Under the terms of the Bank's written agreement with the OTS dated September 30, 1991, as amended, the Bank has agreed not to make any tax sharing payments to the Real Estate Trust unless such payments are approved by the OTS. However, the Bank continues to account for income taxes in accordance with the Tax Sharing Agreement. At September 30, 1994 and
  1993, the estimated tax sharing payment payable to the Real Estate Trust by the Bank was $12.0 and $21.9 million, respectively.

  OTHER:

  The Corporations paid $3.9, $3.5 and $3.4 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1994, 1993 and 1992, respectively.

  The Corporations owned approximately 45% of Avenel Associates Limited Partnership ("Avenel"), which owned a commercial property. The general partner in the partnership was a subsidiary of the B. F. Saul Company. In August 1993, Avenel sold this property and the Bank sold two real estate properties to Saul Holdings, a newly formed partnership in which the Trust owns a 21.5% interest, other affiliated entities of the Trust own a 5.5% interest and public shareholders own a 73% interest. These assets were sold at amounts that exceeded their net carrying values. During fiscal 1994, upon payment of a final distribution to its partners, Avenel was dissolved.

  The Trust, the B. F. Saul Company and Chevy Chase Lake Corporation, an affiliate of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $46.8 million at September 30, 1994. The Bank paid interest on the accounts amounting to $1.1 million in fiscal 1994.

  During fiscal 1994, the Bank sold 12.70 acres of retail land to Saul Holdings at an amount equal to its net carrying value.

28.  FINANCIAL INSTRUMENTS - THE BANK:

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

  COMMITMENTS TO EXTEND CREDIT:

  The Bank had $7,451.4 million of outstanding commitments to extend credit at September 30, 1994. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

  Loans approved but not closed are commitments for fixed or adjustable-rate residential loans which are secured by real estate. The Bank currently requires borrowers to obtain private mortgage insurance on all loans where the loan-to-value ratio exceeds 80%.

  To manage the potentially adverse impact of interest rate movements on its fixed-rate mortgage loan pipeline, the Bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments. At September 30, 1994, the Bank had whole loan and mortgage-backed security forward sale commitments of $5.2 and $41.9 million, respectively. In addition, at September 30, 1994, the Bank had $1.8 million in mortgage-backed security forward purchase commitments related to its hedging activities.

  LETTERS OF CREDIT:

  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1994, the Bank had written letters of credit in the amount of $62.6 million, of which $55.7 million were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects and $6.9 million were issued to assure payment of specified financial obligations of customers.

  Of the total, $31.3 million will expire in fiscal 1995 and the remainder will expire over time through fiscal 1999. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Investment and mortgage-backed securities with a book value of $9.5 million were pledged as collateral for certain of these letters of credit at September 30, 1994.

  RECOURSE ARRANGEMENTS:

  The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of credit card, home equity credit line and automobile loan receivables through the asset-backed securitizations described in Note 15. At September 30, 1994, the primary recourse to the Bank was $65.9 million. As a result of these recourse provisions, the Bank maintained restricted cash accounts amounting to $73.1 and $125.8 million, at September 30, 1994 and 1993, respectively, which are included in other assets in the Consolidated Balance Sheets.

  The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1994, recourse to the Bank under these arrangements was $5.9 million. As security for the payment of funds due under certain of the FHLMC recourse obligations, the Bank is required to post collateral. At September 30, 1994, mortgage-backed securities pledged as collateral under these obligations had a book value of $6.2 million.

  CONCENTRATIONS OF CREDIT:

  The Bank's principal real estate lending market is the metropolitan Washington, D.C. area. In addition, approximately 17.8% of the Bank's outstanding credit card loans at September 30, 1994 were generated by cardholders residing in the metropolitan Washington, D.C. area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

29.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and
assumptions which must be made.   The estimated fair values of the Bank's
financial instruments at September 30, 1994 and 1993 are as follows:

                                                              September 30, 1994                      September 30, 1993
                                                   --------------------------------------- ---------------------------------------
                                                         Carrying              Fair              Carrying              Fair
(In thousands)                                            Amount              Value               Amount              Value
- ---------------------------------------------      ------------------- ------------------- ------------------- -------------------
Financial assets:
  Cash, due from banks,
    interest-bearing deposits, federal
    funds sold and securities purchased
    under agreements to resell                     $          372,097    $        372,097  $          183,199    $        183,199
  Loans held for sale                                          33,598              33,771             176,504             179,615
  Loans held for securitization and sale                      115,000             115,000             300,000             300,000
  Investment securities                                         4,364               4,364               4,789               4,822
  Mortgage-backed securities                                1,025,525           1,025,525           1,501,192           1,528,060
  Loans receivable, net of reserve                          2,357,598           2,334,515           1,861,276           1,938,886
  Other financial assets                                      236,934             238,417             276,026             277,509

Financial liabilities:
  Deposit accounts with
      no stated maturities                                  3,281,794           3,281,794           3,023,340           3,023,340
  Deposit accounts with
      stated maturities                                       726,967             734,547             846,683             854,398
  Securities sold under
    repurchase agreements and other
    short-term borrowings, bonds payable,
    notes payable and Federal Home Loan
    Bank advances                                             140,162 (1)         142,027             531,973 (1)         536,831
  Capital notes-subordinated                                  153,777 (1)         146,500             133,596 (1)         144,153
  Other financial liabilities                                  72,111              72,111              76,580              76,580

- ---------------------------------------------------------------------------------------------------------------------------------
(1)  Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1994 and 1993:

CASH, DUE FROM BANKS, INTEREST-BEARING  DEPOSITS AND FEDERAL FUNDS SOLD:
Carrying amount approximates fair value.

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

LOANS RECEIVABLE, NET OF RESERVE: Fair value of certain homogeneous groups of loans (e.g., single-family residential, non-credit card consumer loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables are generally sold at face value through the Bank's securitization program, such face value is used as the estimated fair value of these receivables. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit card and home equity credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

OTHER FINANCIAL ASSETS: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, excess servicing assets, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. The fair value of an investment is based on quoted market prices.

DEPOSIT ACCOUNTS WITH NO STATED MATURITIES: Deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts, are assumed to have an estimated fair value equal to carrying value. The indicated fair value does not consider the value of the Bank's established deposit customer relationships.

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

CAPITAL NOTES-SUBORDINATED: Fair value of the 1993 Debentures is based on quoted market prices. The carrying amount of the $10.0 million private placement capital note approximates fair value.

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

31.  COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result.

32.  INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

As discussed in Organization and Summary of Significant Accounting Policies, the Trust adopted SFAS 109 effective October 1, 1993, which had the effect of increasing the Trust's net deferred tax asset by approximately $36.3 million. For fiscal years 1993 and 1992, the Trust accounted for income taxes in accordance with APB 11. The provision for income taxes for the years ended September 30, 1994, 1993 and 1992, consists of the following:

                                                                                          Year Ended September 30,
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- -------------------------------------------------------------          ------------------- ------------------- -------------------
Current provision (benefit):
  Federal                                                              $           13,480  $           (1,057) $            6,754
  State                                                                             4,421               3,971               5,364
                                                                       ------------------- ------------------- -------------------
                                                                                   17,901               2,914              12,118
                                                                       ------------------- ------------------- -------------------
Deferred provision (benefit):
  Federal                                                                         (10,390)              8,795              (2,937)
  State                                                                              (486)                 (6)             (1,796)
                                                                       ------------------- ------------------- -------------------
                                                                                  (10,876)              8,789              (4,733)
                                                                       ------------------- ------------------- -------------------

    Subtotal                                                                        7,025              11,703               7,385

Tax effect of other items:
  Cumulative effect of adoption of SFAS 109                                       (36,260)                -                   -
  Extraordinary item                                                               (6,160)             (7,738)             (3,885)
  Tax effect of net unrealized holding gains (losses)
    reported in stockholders' equity (1)                                           (9,243)                -                   -
                                                                       ------------------- ------------------- -------------------
      Total                                                            $          (44,638) $            3,965  $            3,500
                                                                       =================== =================== ===================


(1) Net unrealized holding gains (losses) on securities available-for-sale recorded in conjunction with SFAS 115 are reflected net of related taxes in the shareholders' deficit section in the accompanying Consolidated Balance Sheets.


The tax effect of each timing difference resulting in a deferred income tax benefit is as follows:

                                                                                                   Year Ended September 30,
                                                                                           ---------------------------------------
 (In thousands)                                                                                     1993                1992
 ----------------------------------------------------------------------------------        ------------------- -------------------
  Provision for losses in excess of deductions                                             $           14,437  $           (8,147)
  Depreciation                                                                                         (2,864)              1,610
  Deferred loan fees                                                                                     (938)              2,121
  Valuation allowances                                                                                     19                  77
  Real estate mortgage investment conduit                                                              (1,454)               (624)
  State taxes                                                                                            (211)                -
  State net operating losses                                                                           (1,577)                -
  Other                                                                                                 1,377                 230
                                                                                           ------------------- -------------------
    Total                                                                                  $            8,789  $           (4,733)
                                                                                           =================== ===================

On August 10, 1993, Congress passed the Tax Revenue Reconciliation Act of 1993, retroactively increasing the Federal corporate income tax rate from 34% to 35%
effective January 1, 1993.   As a result, the Trust's income tax rate for fiscal
years 1994, 1993 and 1992 was 35.00%, 34.75% and 34.00%, respectively.

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                                          Year Ended September 30,
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- ------------------------------------------------------------           ------------------- ------------------- -------------------
Computed tax at statutory Federal income tax rate                      $            6,609  $            6,726  $            5,065
Increase (reduction) in taxes resulting from:
  Goodwill and other purchase accounting adjustments                                1,311               1,965                  32
  State income taxes                                                                2,570               2,705               2,203
  Other                                                                            (3,465)                307                  85
                                                                       ------------------- ------------------- -------------------
                                                                       $            7,025  $           11,703  $            7,385
                                                                       =================== =================== ===================

Under SFAS 109, the components of the net deferred tax asset were as follows:

                                                                                                                  September 30,
(In thousands)                                                                                                         1994
- -------------------------------------------------------------------------------------                          -------------------
Deferred tax assets:
  Provision for losses in excess of deductions                                                                 $           54,903
  Property                                                                                                                  8,496
  Deferred loan fees                                                                                                        3,309
  Real estate mortgage investment conduit                                                                                   3,655
  State net operating losses                                                                                                1,333
  Partnership investments                                                                                                   1,471
  Alternative minimum tax                                                                                                   1,979
  Forgiveness of debt                                                                                                       5,267
  Depreciation                                                                                                              1,410
  Net operating losses                                                                                                     15,790
  Other                                                                                                                     1,855
                                                                                                               -------------------
  Gross deferred tax assets                                                                                                99,468
                                                                                                               -------------------

Deferred tax liabilities:
  Net unrealized holding gains on securities available for sale                                                           (10,324)
  Saul Holdings                                                                                                            (8,685)
  Real estate taxes                                                                                                          (346)
  Depreciation                                                                                                             (7,639)
  FHLB stock dividends                                                                                                     (5,658)
  Other                                                                                                                    (4,668)
                                                                                                               -------------------
  Gross deferred tax liabilities                                                                                          (37,320)
                                                                                                               -------------------

 Valuation allowance                                                                                                       (7,000)
                                                                                                               -------------------

  Net deferred tax asset                                                                                       $           55,148
                                                                                                               ===================

Under SFAS 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has established a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the Bank has generated taxable income while the Real Estate Trust has generated taxable losses. Net operating loss carryforwards are realizable through future taxable income of the Bank since the Trust files a consolidated tax return for federal purposes. The net operating loss carryforwards are not expected to be realizable for state tax purposes since a consolidated return is not filed with state tax authorities.

In the opinion of management, the net deferred tax asset of $55.2 million will be realized through future taxable income primarily attributable to the Bank. In order to realize the portion of the net deferred tax asset related to net operating loss carryforwards, the Bank will need to generate future taxable income of approximately $40.0 million in excess of annual taxable losses of the Real Estate Trust. The Real Estate Trust generated a net taxable loss of approximately $22 million in fiscal 1994.

Based on the Trust's historical consolidated net income of $23.1, $4.5 and $5.9 million in fiscal years 1994, 1993 and 1992, respectively, in the opinion of management, it is more likely than not that the Trust will realize the benefit of the federal net operating loss carryforward before expiration. Furthermore management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings trend will continue as a result of continued improvement in Bank earnings. In addition, management believes that the losses from the Real Estate Trust will stabilize as a result of recent transactions that either eliminated or reduced debt service requirements. See further discussion in Notes 2 and 3.

TAX SHARING AGREEMENT

The Trust's affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. Allocable shares of the overalll tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $9.6 and $5.0 million, respectively, to the Trust during fiscal 1994 and 1993. Subsequent to September 30, 1994, the OTS approved and the Bank made a tax sharing payment of $5.0 million. The Bank made no payments during fiscal 1992. Effective June 30, 1991, the Bank agreed with the OTS not to make any further tax sharing payments to the Trust without permission of the OTS.

In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated Federal income tax returns or (ii) the amount of tax refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated Federal income tax return of the group.

As of September 30, 1994, the federal tax net operating loss carryforwards and alternative minimum tax carryforwards were $39.9 and $2.0 million, respectively. The net operating losses will begin to expire in the year 2004.

33.  SHAREHOLDERS' EQUITY - THE TRUST

In June 1990, the Trust acquired from affiliated companies an additional equity interest in the Bank, which raised the Trust's ownership share of the Bank to 80%. In exchange for the interest acquired, the Trust issued 450,000 shares of a new class of $10.50 cumulative preferred shares of beneficial interest with a par value of $1 ("preferred shares"). The transaction has been accounted for at historical cost in a manner similar to the pooling of interests method because the entities are considered to be under common control. In addition, the Trust acquired two real estate properties from an affiliate in exchange for 66,000 preferred shares.

At September 30, 1994, 1993, and 1992, the amount of dividends in arrears on the preferred shares was $21,226,500 ($41.14 per share), $15,808,500 ($30.64 per share) and $10,390,500 ($20.14 per share), respectively.

34.  QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                                                           Year Ended September 30, 1994
                                                   -------------------------------------------------------------------------------
(In thousands, except per share amounts)                 December             March                June             September
- -----------------------------------------------    ------------------- ------------------- ------------------- -------------------
Real Estate Trust
  Total income                                     $           14,854  $           14,183  $           19,010  $           17,997
  Operating loss                                              (10,092)             (9,261)             (5,468)             (9,484)
The Bank
  Interest income                                              81,656              86,794              83,191              82,823
  Interest expense                                             42,220              42,136              40,204              40,984
  Provision for loan losses                                   (12,095)             (3,804)            (11,701)             (5,637)
  Gain (loss) on real estate held for investment or
      sale, net                                                  (284)             (2,357)              2,566                 910
  Gain (loss) on sales of credit card relationships,
      loans and mortgage-backed securities, net                 2,490              18,968                (684)              9,748
  Operating income                                              5,995              24,617               2,645              19,930
Total Company
  Operating income (loss) before income taxes,
      extraordinary items, cumulative effect of
      change in accounting principle, and minority
      interest                                                 (4,097)             15,356              (2,823)             10,446
  Income (loss) before extraordinary items,
      cumulative effect of change in accounting
      principle and minority interest                          (3,389)              8,453              (2,823)              9,616
  Extraordinary items                                          (6,333)             (4,982)                -                   -
  Income (loss) before cumulative effect of change
      in accounting principle and minority interest            (9,722)              3,471              (2,823)              9,616
  Cumulative effect of change in accounting                    36,260                 -                   -                   -
    principle
  Net income (loss)                                            23,595              (1,342)             (5,052)              5,888
  Net income (loss) per common share                             4.61               (0.56)              (1.33)               0.94
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                           Year Ended September 30, 1993
                                                   -------------------------------------------------------------------------------
(In thousands, except per share amounts)                 December             March                June             September
- ---------------------------------------------      ------------------- ------------------- ------------------- -------------------
Real Estate Trust
  Total income                                     $           24,250  $           23,205  $           25,257  $           20,533
  Operating loss                                               (6,962)             (7,388)             (6,465)            (23,680)
The Bank
  Interest income                                              92,144              87,745              83,243              85,682
  Interest expense                                             44,988              41,188              40,281              41,061
  Provision for loan losses                                   (27,754)            (15,207)            (12,933)             (6,619)
  Gain (loss) on real estate held for investment or
      sale, net                                               (19,601)                978                  38               5,863
  Gain on sales of credit card relationships, loans
      and mortgage-backed securities, net                      12,664               5,820               2,390              10,501
  Operating income                                              1,266              21,670              20,823              20,090
Total Company
  Operating income (loss) before income taxes,
      extraordinary items and minority interest                (5,696)             14,282              14,358              (3,590)
  Income (loss) before extraordinary items and
      minority interest                                        (5,928)              9,962               8,272              (4,655)
  Extraordinary items                                             -                 2,554               4,790                 394
  Income (loss) before minority interest                       (5,928)             12,516              13,062              (4,261)
  Net income (loss)                                            (6,046)              9,910               9,033              (8,424)
  Net income (loss) per common share                            (1.53)               1.77                1.59               (2.03)
- -----------------------------------------------------------------------------------------------------------------------------------

35.  INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank please refer to the "Banking" sections of the accompanying financial statements.

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended September 30
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- ----------------------------------------------------------------       ------------------- ------------------- -------------------
INCOME
Commercial properties                                                  $           16,815  $           45,736  $           51,489
Hotels                                                                             46,046              45,385              46,628
Other                                                                               3,183               2,124               2,062
                                                                       ------------------- ------------------- -------------------
                                                                       $           66,044  $           93,245  $          100,179
                                                                       =================== =================== ===================

OPERATING PROFIT (LOSS)
Commercial properties                                                  $            5,473  $           24,316  $           28,531
Hotels                                                                              7,488               7,228               7,937
Other                                                                               3,510                (252)                (90)
                                                                       ------------------- ------------------- -------------------
                                                                                   16,471              31,292              36,378
Gain (loss) on sales of property                                                      -                   184                (546)
Interest and debt expense (net of interest capitalized)                           (40,576)            (53,499)            (53,024)
Advisory fee, management and leasing fees - related parties                        (6,793)             (7,249)             (7,093)
General and administrative                                                         (2,027)             (2,119)             (4,226)
Abandoned development costs                                                           -               (13,104)                -
Write-down of assets to net realizable value                                       (1,380)                -                   -
                                                                       ------------------- ------------------- -------------------
Operating loss                                                         $          (34,305) $          (44,495) $          (28,511)
                                                                       =================== =================== ===================


IDENTIFIABLE ASSETS (AT YEAR END)
Commercial properties:
  Operating properties                                                 $           83,937  $           87,142  $          183,731
  Properties under development                                                        -                   -                   640
Hotels - operating properties                                                      79,183              82,472              83,897
Other                                                                             164,619              50,942              66,110
                                                                       ------------------- ------------------- -------------------
                                                                       $          327,739  $          220,556  $          334,378
                                                                       =================== =================== ===================

DEPRECIATION
Commercial properties                                                  $            4,370  $            7,712  $            8,542
Hotels                                                                              4,684               4,660               4,728
Other                                                                                  28                  85                 130
                                                                       ------------------- ------------------- -------------------
                                                                       $            9,082  $           12,457  $           13,400
                                                                       =================== =================== ===================

CAPITAL EXPENDITURES
Commercial properties:
  Operating properties                                                 $            2,486  $            5,996  $            3,814
  Properties under development                                                        -                   -                    32
Hotels - operating properties                                                       3,586               1,458               2,279
Other                                                                                 645                  11                  68
                                                                       ------------------- ------------------- -------------------
                                                                       $            6,717  $            7,465  $            6,193
                                                                       =================== =================== ===================
- ----------------------------------------------------------------------------------------------------------------------------------

36.  CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                                         September 30
                                                                                           ---------------------------------------
(In thousands)                                                                                     1994                1993
- -------------------------------------------------------------------------------------      ------------------- -------------------
ASSETS
Income-producing properties                                                                $          227,640  $          224,982
    Accumulated depreciation                                                                          (68,111)            (62,626)
                                                                                           ------------------- -------------------
                                                                                                      159,529             162,356
Land parcels                                                                                           38,455              38,411
Equity investment in bank                                                                             142,527             129,968
Cash and cash equivalents                                                                              30,445               2,710
Other assets                                                                                           99,310              17,079
                                                                                           ------------------- -------------------
  Total assets                                                                             $          470,266  $          350,524
                                                                                           =================== ===================
LIABILITIES
Mortgage notes payable                                                                     $          185,730  $          264,776
Notes payable - secured                                                                               175,000                 -
Notes payable - unsecured                                                                              40,288              38,661
Deferred gains - real estate                                                                          112,883             109,027
Other liabilities and accrued expenses                                                                 44,208              37,689
                                                                                           ------------------- -------------------
  Total liabilities                                                                                   558,109             450,153
TOTAL SHAREHOLDERS' DEFICIT*                                                                          (87,843)            (99,629)
                                                                                           ------------------- -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                $          470,266  $          350,524
                                                                                           =================== ===================

* See Consolidated Statements of Shareholders' Deficit
- ----------------------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS

                                                                                          Year Ended September 30
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- ----------------------------------------------------------------       ------------------- ------------------- -------------------
Total income                                                           $           66,044  $           93,245  $          100,179
Total expenses                                                                   (102,087)           (137,256)           (127,936)
Equity in earnings (losses) of partnership investments                              1,738                (668)               (208)
Gain (loss) on sales of property                                                      -                   184                (546)
                                                                       ------------------- ------------------- -------------------
Real estate operating loss                                                        (34,305)            (44,495)            (28,511)
Equity in earnings of bank                                                         15,850              49,314              34,612
                                                                       ------------------- ------------------- -------------------
Total company operating income (loss)                                             (18,455)              4,819               6,101
Provision for income taxes (income tax benefit)                                   (15,369)                346                  32
                                                                       ------------------- ------------------- -------------------
Income (loss) before extraordinary item and cumulative
effect of change in accounting principle                                           (3,086)              4,473               6,069
Extraordinary item: loss on early extinguishment of debt                           (4,982)                -                  (132)
                                                                       ------------------- ------------------- -------------------
Income (loss) before cumulative effect of change in accounting principle           (8,068)              4,473               5,937
Cumulative effect of change in accounting principle                                31,157                 -                   -
                                                                       ------------------- ------------------- -------------------
TOTAL COMPANY NET INCOME (LOSS)                                        $           23,089  $            4,473  $            5,937
                                                                       =================== =================== ===================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended September 30
                                                                       -----------------------------------------------------------
(In thousands)                                                                 1994                1993                1992
- ----------------------------------------------------------------       ------------------- ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $           23,089  $            4,473  $            5,937
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation                                                                      9,082              12,457              13,400
  Abandoned development costs                                                         -                13,104                 -
  Write-down of real estate to net realizable value                                 1,380                 -                   -
  Loss (gain) on sales of property                                                    -                  (184)                546
  Equity in earnings of bank                                                      (15,850)            (49,314)            (34,612)
  Increase in deferred tax asset                                                  (19,028)                -                   -
  Loss on early extinguishment of debt                                              4,982                 -                   132
  Decrease (increase) in accounts receivable and accrued income                      (516)                 98               2,906
  Increase (decrease) in accounts payable and accrued expenses                     (5,473)              7,047              11,594
  Other                                                                            (8,525)              9,170                (787)
                                                                       ------------------- ------------------- -------------------
Net cash used in operating activities                                             (10,859)             (3,149)               (884)
                                                                       ------------------- ------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                                  (6,717)             (7,465)             (6,193)
Property sales                                                                        -                 3,780               4,908
Equity investment in unconsolidated entities                                      (17,780)              4,850                 (58)
Notes receivable - affiliates                                                     (12,675)                -                   -
Other investing activities                                                             43                 836                  10
                                                                       ------------------- ------------------- -------------------
Net cash provided by (used in) investing activities                               (37,129)              2,001              (1,333)
                                                                       ------------------- ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                      185,080               8,787              40,590
Repayments of long-term debt                                                      (74,161)            (24,519)            (35,747)
Financing proceeds placed in liquidity maintenance escrow                         (25,792)                -                   -
Costs of obtaining financings                                                      (9,404)             (1,170)             (4,674)
Proceeds from the issuance of redeemable preferred stock                              -                21,507                 -
Dividends paid                                                                        -                (1,375)                -
                                                                       ------------------- ------------------- -------------------
Net cash provided by financing activities                                          75,723               3,230                 169
                                                                       ------------------- ------------------- -------------------
Net increase (decrease) in cash and cash equivalents                               27,735               2,082              (2,048)
Cash and cash equivalents at beginning of year                                      2,710                 628               2,676
                                                                       ------------------- ------------------- -------------------
Cash and cash equivalents at end of year                               $           30,445  $            2,710  $              628
                                                                       =================== =================== ===================

MANAGEMENT'S STATEMENT ON RESPONSIBILITY

     The Consolidated Financial Statements and related financial information in this report have been prepared by the Advisor (management) in accordance with generally accepted accounting principles, based on best estimates and judgments, with consideration given to materiality.

     The Trust maintains a system of internal accounting controls supported by documentation to provide reasonable assurance that the books and records reflect authorized transactions of the Trust and that the assets of the Trust are safeguarded.

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

     The independent accountants are recommended by the Audit Committee and confirmed by the Board of Trustees. They provide an objective assessment of the fairness and accuracy of the financial statements, consider the adequacy of the system of internal accounting controls and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements. Management believes that the policies and procedures it has established provide reasonable assurance that its operations are conducted in conformity with law and a high standard of business conduct.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     In accordance with the requirements of rules promulgated under the Securities Exchange Act of 1934, the Trust filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 23, 1994 with respect to the appointment of Arthur Andersen LLP as the Trust's independent public accountants.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

     The Trust's Declaration of Trust provides that there shall be no fewer than three nor more than twelve Trustees, as determined from time to time by the Trustees in office. The Board of Trustees has fixed its membership at five Trustees divided into three classes with overlapping three-year terms. The term of each class expires at the annual meeting of shareholders, which is usually held on the last Friday of January.

     The following list sets forth the name, age, position with the Trust, present principal occupation or employment and material occupations, positions, offices or employments during the past five years of each Trustee and executive officer of the Trust. Unless otherwise indicated below, the business address of each Trustee or executive officer of the Trust is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815 and, unless otherwise indicated, each individual has held an office with the Trust for at least the past five years.

CLASS TWO TRUSTEE --TERM ENDS AT 1995 ANNUAL MEETING

     George M. Rogers, Jr., age 61, has served as a Trustee since 1969. His professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the Bank. Mr. Rogers serves as a Director of B. F. Saul Company, Chevy Chase Property Company, the Bank, Westminster Investing Corporation, and Chevy Chase Lake Corporation. His business address is 2300 N Street, N.W., Washington, D.C. 20037.

CLASS THREE TRUSTEES--TERMS END AT 1996 ANNUAL MEETING

     Garland J. Bloom, Jr., age 63, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal, GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

     John R. Whitmore, age 61, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Office of The Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries with which he has been associated since 1975 (a financial management and banking group) and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc. His business address is 630 Fifth Avenue, New York, New York 10111.

CLASS ONE TRUSTEES --TERMS END AT 1997 ANNUAL MEETING

     Gilbert M. Grosvenor, age 63, has served as a Trustee since 1971. He also serves as President and Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., Chesapeake and Potomac Telephone Company, Ethyl Corporation and Charles Allmon Trust, Inc. His business address is 1145 17th Street, N.W., Washington, D.C. 20036.

     B. Francis Saul II, age 62, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. He also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board of the Bank and Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute.

EXECUTIVE OFFICERS OF THE TRUST WHO ARE NOT DIRECTORS

     Philip D. Caraci, age 56, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B. F. Saul Company, Senior Vice President of

B. F. Saul Advisory Company, President of Franklin Property Company and a Director and President of Saul Centers, Inc.

     Stephen R. Halpin, Jr., age 39, was appointed Vice President and Chief Financial Officer of the Trust in fiscal 1994. He also serves as Senior Vice President and Chief Financial Officer of the Bank and B. F. Saul Company.

     Ross E. Heasley, age 55, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

     Henry Ravenel, Jr., age 60, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

     William K. Albright, age 63, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and Vice President of Saul Centers, Inc.

COMMITTEES OF THE BOARD OF TRUSTEES

     The Board of Trustees met three times during fiscal 1994. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the Committees of the Board on which he served.

     The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee, and the Nominating Committee.

     The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the financial statements and accompanying report, and being generally available to receive their recommendations regarding internal controls and related matters. This Committee met four times during fiscal 1994.

     The Executive Committee is composed of Messrs. Rogers, Saul and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This Committee did not meet during fiscal 1994.

     The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the Board and to perform such other duties as may be assigned to it from time to time. This Committee did not meet during fiscal 1994.

     Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each Board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1994, the Real Estate Trust paid total compensation of $76,000 to the Trustees, including $14,300 to Mr. Saul.

ITEM 11. EXECUTIVE COMPENSATION

     The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul receives compensation from the Bank for his services as the Bank's Chairman of the Board of Directors and Chief Executive Officer and Mr. Halpin, who became an executive officer of the Trust in fiscal 1994, receives compensation from the Bank for his services as Senior Vice President and Chief Financial Officer of the Bank. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any one of the fiscal years ended September 30, 1994, 1993 or 1992.

     The following table sets forth the cash compensation paid by the Bank to Mr. Saul for or with respect to the fiscal years ended September 30, 1994, 1993 and 1992 and the cash compensation paid by the Bank to Mr. Halpin for or with respect to the fiscal year ended September 30, 1994 for all capacities in which they served during such fiscal years.

                           Summary Compensation Table
                               Annual Compensation
                           --------------------------
Name and Principal                                    Other Annual  All Other
Position                 Year   Salary     Bonus      Compensation  Compensation
- ------------------       ----   ------     -----      ------------  ------------
B. Francis Saul II       1994   $682,966   $300,000   $---          $90,060(1)
 Chairman and Chief      1993   $432,504   $---       $---          $98,048(2)
 Executive Officer       1992   $432,504   $---       $---          $12,540(3)
Stephen R. Halpin, Jr.   1994   $281,369   $41,400    $---          $31,993(1)
 Vice President
  and Chief Financial
  Officer

- --------------------

(1) The amount shown in the "All Other Compensation" column for fiscal 1994 consists of (i) contributions of $42,337 and $4,177 made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul and Mr. Halpin, respectively; (ii) accrued earnings of $47,723 and $12,127 on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr.




     Saul and Mr. Halpin, respectively; (iii) the taxable benefit of premiums of $500 paid by the Bank for group term life insurance on behalf of Mr. Halpin; and (iv) contributions of $15,189 to the B. F. Saul Company Employee's Profit Sharing Retirement Plan on behalf of Mr. Halpin.

(2) The amount shown in the "All Other Compensation" column for fiscal 1993 consists of a contribution of $25,940 made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul and accrued earnings of $72,308 on an award previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul.

(3) The amount shown in the "All Other Compensation" column for fiscal 1992 consists of a contribution of $12,540 made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of December 1, 1994, concerning beneficial ownership of Common Shares and Preferred Shares of Beneficial Interest ("Preferred Shares") by Trustees and executive officers of the Trust.

                                                         Aggregate
                                                         Number of
                    Position with the Trust:             Shares
Name of             President Principal                  Beneficially   Percent of
Beneficial Owners   Occupation or Employment             Owned (1)      Class (1)
- -----------------------------------------------------------------------------------
B. Francis Saul II  Chairman and Trustee of Preferred:
                    the Trust: Chairman of                 516,000(2)    100.00%
                    the Board of Chevy Chase Common:
                    Bank, F.S.B., President              4,807,510(3)     99.60%
                    and Chairman of the Board
                    of B.F. Saul Company, B.F.
                    Saul Advisory Company and
                    Westminister Investing
                    Corporation; Chairman of
                    the Board and Chief
                    Executive Officer of Saul
                    Centers, Inc.

Philip D. Caraci    Senior Vice President of                19,400(4)      0.40%
                    the Trust, Executive Vice
                    President of B.F. Saul
                    Company, Senior Vice
                    President of B.F. Saul
                    Advisory Company, President
                    of Franklin Property Company
                    and Director and President
                    of Saul Centers, Inc.

- ---------------------
(1) Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.

(2) Consists of Preferred Shares owned by B. F. Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder (comprising 270,000 Preferred Shares owned by B. F. Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation). The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20915. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3) Consists of Common Shares owned by B. F. Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder (comprising 1,125,739 Common Shares owned by Westminster Investing Corporation), 43,673 Common Shares owned by Derwood Investment Corporation (a subsidiary of Westminster Investing Corporation), 34,400 Common Shares owned by Somerset Investment Company, Inc. (a subsidiary of Westminster Investing Corporation), 2,545,362 Common shares owned by B. F. Saul Company, 206,300 Common Shares owned by Columbia Credit Company (a subsidiary of B. F. Saul Company), 283,400 Common Shares owned by Columbia Securities Company of Washington, D.C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation). All of the Common Shares of the Trust that are owned by Columbia Credit Company and 45,362 Common Shares of the Trust that are owned by B. F. Saul Company, representing approximately 5% of such shares outstanding, are pledged as collateral for a third party loan to B. F. Saul Company with an outstanding balance of approximately $1.2 million at November 30, 1994 and a maturity of September 1, 1996. The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(4) Mr. Caraci has entered into an agreement with the Trust under which he is required to sell all Common Shares he then owns to the Trust when his employment by B. F. Saul Company and any of its affiliates ceases for any reason, including retirement, termination, death or disability. The price Mr. Caraci will receive for his Common Shares will be the greater of $28.00 per Share or the price the Trust determines at the time is the fair market value thereof.

     Except as noted above, no other Trustee or executive officer of the Trust owned any Common or Preferred Shares as of December 1, 1994.

     The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its ownership of the Bank's common stock from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefor. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust's loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at any time on or after the fifth anniversary of their issuance at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REAL ESTATE

     TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of the Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr. and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of the Saul Company and/or its subsidiary corporations. The Advisor is paid a monthly fee subject to review by the Trustees. The monthly fee was $250,000 for the period October 1993 through March 1994 and $292,000 for the period April 1994 through September 1994. The advisory contract has been extended until September 30, 1995, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

     The Saul Company and Franklin, a wholly-owned subsidiary of the Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of the Saul Company and Franklin are reviewed and approved by the Trustees. The Trustees believe that these fees are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources. Fees to the Saul Company and Franklin amounted to $4.5 million in fiscal 1994.

     The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

     The Real Estate Trust pays the Advisor 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $157,000 in such fees in fiscal 1994.

     B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to $157,000 in fiscal 1994.

     The Saul Company made a working capital loan in fiscal 1992 to the Real Estate Trust which was repaid during fiscal 1994 with the proceeds of the offering of Senior Secured Notes. At September 30,

1993, the balance of this loan was $3.3 million, and the highest balance of the loan in fiscal 1994 was $5.9 million. The loan accrued interest at a rate of prime plus 1/2%. The Real Estate Trust incurred interest expense of $139,000 on the loan during fiscal 1994.

     The Real Estate Trust obtained a $5.0 million secured loan from The Klingle Corporation in August 1992. This loan was repaid during fiscal 1994 with the proceeds of the offering of Senior Secured Notes. The loan accrued interest at a rate of prime plus 1.5%. The Real Estate Trust incurred interest expense of $193,000 on the loan during fiscal 1994.

     In April 1994, the Real Estate Trust made a $15.0 million demand loan to the Saul Company. This loan accrues interest at a rate of prime plus 1/2%. During fiscal 1994, interest received on the loan amounted to $565,000. Subsequent to September 30, 1994, the principal amount was reduced to $12.7 million.

     REMUNERATION OF TRUSTEES AND OFFICERS. For fiscal 1994, the Real Estate Trust paid the Trustees $76,000 for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul was paid by the Bank for his services as the Bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the Bank for his services as Senior Vice President and Chief Financial Officer of the Bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, and Saul receive compensation for their services as directors of the Bank and Messrs. Rogers, Saul and Whitmore and all of the officers of the Real Estate Trust receive compensation from the Saul Company and/or its affiliated corporations for their services as directors or officers thereof.

     LEGAL SERVICES. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received $1.3 million in fiscal 1994, excluding expense reimbursements.

     OTHER TRANSACTIONS. The Real Estate Trust leases space to Franklin at one of its income-producing properties. Minimum rents and recoveries paid by this affiliate amounted to $51,000 in fiscal 1994.

BANKING

     Set forth below are certain transactions between the Bank and executive officers and directors of the Trust and certain of their affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

     SERVICES. The Saul Company and its subsidiaries provide certain services to the Bank and its subsidiaries. These services have included property management, cafeteria management, leasing, insurance brokerage and data processing. The Bank paid the Saul Company fees for these services totaling $548,000 in fiscal 1994. Subject to certain restrictions under applicable OTS conflict of interest rules, the Bank intends to continue using the Saul Company and its subsidiaries for many of these services, provided that the fees remain competitive with fees charged for similar services by unrelated parties.

     LEGAL SERVICES. The law firm of Shaw, Pittman, Potts & Trowbridge, in which the professional corporation of Mr. Rogers is a partner, has rendered legal services to the Bank, for which the firm received $2.4 million during fiscal 1994, excluding expense reimbursements.

     OTHER TRANSACTIONS. The Bank or a wholly-owned subsidiary leases certain branch offices from affiliates of which Mr. Saul is an officer, director and may be deemed to own beneficially more than 10% of the equity. In fiscal 1994, total payments under such leases were $811,000.

     The Bank leases its operations center from Chevy Chase Lake Corporation ("Lake"), an affiliate of which Mr. Saul is an officer, director and may be deemed to own beneficially more than 10% of the equity. Payments under this lease totaled approximately $1.4 million in fiscal 1994.

     Lake, the Trust and the Saul Company from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $46.8 million at September 30, 1994. The Bank paid interest on the accounts amounting to $1.1 million in fiscal 1994.

     During fiscal 1994, the Bank sold 12.70 acres of retail land at an amount equal to its net carrying value to Saul Holdings Partnership, of whose corporate general partner Mr. Saul is an officer and director.

     The Bank traditionally has offered home mortgage loans, home equity credit line loans, automobile loans and credit card loans to its executive officers and directors and to executive officers and directors of its subsidiaries. Management does not believe these loans involve more than the normal risk of collectibility. Each loan bears interest at prevailing market rates. All such loans are currently made to executive officers and directors of the Bank on substantially the same terms prevailing at the time for comparable transactions with unrelated parties. FIRREA imposes certain limits on loans, including prohibitions on preferential loans, by the Bank to its directors, executive officers, principal shareholders and their related interests.

     As of September 30, 1994, the aggregate dollar amount of the indebtedness to the Bank of executive officers and directors of the

Bank and their immediate family members or companies with which they are affiliated was $4.2 million. This amount represented 1.5% of the Bank's stockholders' equity as of that date.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          The following consolidated Financial Statements of the Trust are incorporated by reference in Part 11, Item 8.

          (a)  Reports of Independent Public Accountants.

          (b)  Consolidated Balance Sheets - September 30, 1994 and 1993.

          (c) Consolidated Statements of Operations - Three Years Ended September 30, 1994, 1993 and 1992.

          (d) Consolidated Statements of Shareholders' Deficit - Three Years Ended September 30, 1994, 1993 and 1992.

          (e) Consolidated Statements of Cash Flows - Three Years Ended September 30, 1994, 1993 and 1992.

          (f)  Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules and Supplementary Data

          (a) Selected Quarterly Financial Data for the Real Estate Trust are incorporated by reference in Part II, Item 8.

          (b)  Reports of Independent Public Accountants.

          (c)  Schedules of the Real Estate Trust:

               Schedule III - Condensed Financial Information - Three Years Ended September 30, 1994, 1993 and 1992.

               Schedule X - Consolidated Schedule of Supplementary Income Statement Information - Three Years Ended September 30, 1994, 1993 and 1992.

               Schedule XI - Consolidated Schedule of Investment Properties - September 30, 1994.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


  EXHIBITS                                             DESCRIPTION
- ------------  ---------------------------------------------------------------------------------------------
     3.  (a)  Amended  and  Restated Declaration  of  Trust filed  with  the Maryland  State  Department of
              Assessments and Taxation on June 22, 1990 as filed as Exhibit 3(a) to Registration  Statement
              No. 33-34930 is hereby incorporated by reference.
         (b)  Amendment  to Amended  and Restated Declaration  of Trust reflected  in Secretary Certificate filed with the  Maryland State Department  of Assessments and  Taxation on June  26, 1990  as
              filed  as  Exhibit 3(b)  to Registration  Statement  No. 33-34930  is hereby  incorporated by reference.
         (c)  Amended and Restated By-Laws of the Trust dated  as of February 28, 1991 as filed as  Exhibit
              T3B  to the  Trust's Form  T-3 Application  for Qualification  of Indentures  under the Trust
              Indenture Act of 1939 (File No. 22-20838) is hereby incorporated by reference.
     4.  (a)  Indenture dated as of March 30, 1994  between the Trust and Norwest Bank Minnesota,  National
              Association, as Trustee, with respect to the Trust's 11 5/8%  Series B  Senior Secured  Notes
              due 2002, as filed as Exhibit 4(a) to Registration Statement 33-52995 is hereby  incorporated by  reference.
         (b)  Indenture  with respect to the Trust's Senior Notes Due  from One Year to Ten Years from Date of Issue  as  filed  as  Exhibit  4(a) to  Registration  Statement  No.  33-19909  is  hereby incorporated by reference.
         (c)  First  Supplemental Indenture with respect  to the Trust's Senior Notes  due from One Year to
              Ten Years from Date of Issue as filed as Exhibit T-3C to the Trust's Form T-3 Application for
              Qualification of Indentures  under the Trust  Indenture Act  of 1939 (File  No. 22-20838)  is
              hereby incorporated by reference.
         (d)  Indenture  with respect to the Trust's Senior Notes due  from One Year to Ten Years from Date of Issue  as  filed  as  Exhibit  4(a)  to  Registration  Statement  No.  33-9336  is  hereby incorporated by reference.
         (e)  Fourth  Supplemental Indenture with respect to the Trust's  Senior Notes due from One Year to
              Ten Years from Date of Issue as filed  as Exhibit 4(a) to Registration Statement No.  2-95506
              is hereby incorporated by reference.
         (f)  Third  Supplemental Indenture with respect  to the Trust's Senior Notes  due from One Year to
              Ten Years from Date of Issue as filed  as Exhibit 4(a) to Registration Statement No.  2-91126
              is hereby incorporated by reference.
         (g)  Second  Supplemental Indenture with respect to the Trust's  Senior Notes due from One Year to
              Ten Years from Date of Issue as filed  as Exhibit 4(a) to Registration Statement No.  2-80831
              is hereby incorporated by reference.
         (h)  Supplemental  Indenture with  respect to the  Trust's Senior Notes  due from One  Year to Ten
              Years from Date of Issue  as filed as Exhibit 4(a)  to Registration Statement No. 2-68652  is
              hereby incorporated by reference.
         (i)  Indenture  with respect to the Trust's Senior Notes due from One Year to Five Years from Date of Issue as filed as  Exhibit T-3C to the Trust's  Form T-3 Application for Qualification  of
              Indentures  under the Trust Indenture Act of  1939 (File No. 22-10206) is hereby incorporated by reference.
         (j)  Indenture dated as of September 1, 1992 with respect to the Trust's Notes due from One to Ten
              Years from Date  of Issue filed  as Exhibit 4(a)  to Registration Statement  No. 33-34930  is
              hereby incorporated by reference.
    10.  (a)  Advisory Contract with B. F. Saul Advisory Company effective October 1, 1982 filed as Exhibit
              10(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.
         (b)  Commercial Property Leasing and  Management Agreement effective October  1, 1982 between  the
              Trust  and Franklin  Property Company  filed as Exhibit  10(b) to  Registration Statement No.
              2-80831 is hereby incorporated by reference.
         (c)  Tax Sharing Agreement dated June  28, 1990 among the Trust,  Chevy Chase Savings Bank  F.S.B.
              and  certain  of their  subsidiaries filed  as  Exhibit 10(c)  to Registration  Statement No.
              33-34930 is hereby incorporated by reference.
         (d)  Agreement dated June 28, 1990 among the Trust, B. F. Saul Company, Franklin Development  Co.,
              Inc.,  The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Savings Bank, F.S.B. and certain real property to the  Trust in  exchange for preferred shares of beneficial interest  of the Trust filed as Exhibit 10(d)
              to Registration Statement No. 33-34930 is hereby incorporated by reference.
         (e)  Regulatory  Capital  Maintenance/Dividend  Agreement  dated  May  17,  1988  among B. F. Saul
              Company,  the Trust and the Federal  Savings and Loan Insurance Corporation  filed as Exhibit
              10(e)  to the  Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended
              September 30, 1991 is hereby incorporated by reference.
         (f)  Written Agreement dated September 30, 1991 between the Office of Thrift Supervision and Chevy
              Chase Savings Bank, F.S.B. filed on Exhibit  10(f) to Registration Statement No. 33-34930  is
              hereby incorporated by reference.



  EXHIBITS                                             DESCRIPTION
- ------------  ---------------------------------------------------------------------------------------------
         (g)  Amendments to Commercial  Property Leasing  and Management  Agreement between  the Trust  and
              Franklin  Property Company  dated as  of December 31,  1992 (Amendment  No. 5),  July 1, 1989
              (Amendment No. 4), October 1, 1986 (Amendment No.  3), January 1, 1985 (Amendment No. 2)  and
              July  1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930
              is hereby incorporated by reference.
         (h)  Advisory Contract between B. F. Saul Advisory  Company and Dearborn  Corporation dated as  of
              December  31, 1992 filed  as Exhibit 10(p)  to Registration Statement  No. 33-34930 is hereby incorporated by reference.
         (i)  Commercial Property  Leasing  and  Management  Agreement  between  Dearborn  Corporation  and
              Franklin  Property  Company  dated  as  of  December  31,  1992  filed  as  Exhibit  10(q) to
              Registration Statement No. 33-34930 is hereby incorporated by reference.
         (j)  Registration Rights and Lock-Up Agreement  dated August 26, 1993  by and among Saul  Centers,
              Inc.  and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn
              Corporation, Franklin Property Company and Avenel Executive  Park Phase II, Inc. as filed  as
              Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.
         (k)  Exclusivity  and Right of First  Refusal Agreement dated August  26, 1993 among Saul Centers,
              Inc., the Trust,  B. F. Saul  Company, Westminster Investing  Corporation, Franklin  Property
              Company,  Van  Ness Square  Corporation, and  Chevy Chase  Savings Bank,  F.S.B. as  filed as
              Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.
        *(l)  First Amended and Restated Reimbursement Agreement dated as  of August  1,  1994 by and among
              Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership,
              Saul  Subsidiary  II  Limited  Partnership,  Avenel Executive Park  Phase II, Inc.,  Franklin
              Property  Company, Westminster  Investing Corporation, Van Ness Square  Corporation, Dearborn
              Corporation and the Trust.
         (m)  Amendment to  Written  Agreement  dated  October  29,  1993  between  the  Office  of  Thrift
              Supervision  and Chevy  Chase Savings  Bank, F.S.B.  filed as  Exhibit 10(u)  to Registration
              Statement No. 33-34930 is hereby incorporated by reference.
         (n)  Registration  Rights Agreement dated  as of March 30,  1994 among the  Trust, Merrill Lynch &
              Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co.,
              Inc. as  filed  as Exhibit 4(c) to Registration Statement No. 33-52995 is hereby incorporated by reference.
         (o)  Bank Stock Registration Rights  Agreement dated as  of March 30, 1994  between the Trust  and
              Norwest  Bank  Minnesota,  National  Association,  as  Trustee,  as  filed as Exhibit 4(d) to
              Registration Statement No. 33-52995 is hereby incorporated by reference.
   *21.       List of Subsidiaries of the Trust.
   *27.       Financial Data Schedule.

- ------------------------
 * Filed herewith.


(b)  Reports on Form 8-K.

     None.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULES



To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") and have issued our report thereon dated December 19, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Washington, D.C.                          Arthur Andersen LLP
December 19, 1994

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULES



To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust:

We have audited the consolidated financial statements of B.F. Saul Real
Estate Investment Trust as of September 30, 1993, and for the years ended September 30, 1993 and 1992, and have issued our report thereon dated
November 4, 1993; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of B.F. Saul Real Estate Investment Trust for the years ended September 30, 1993 and 1992, listed in Item 14. These financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules for the years ended
September 30, 1993 and 1992, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




STOY, MALONE & COMPANY, P.C.

Bethesda, Maryland
November 4, 1993

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION (RULE 12-04)                        SCHEDULE III

(a) Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

                             Year Ended September 30
                     -------------------------------------
                       1994           1993          1992
                     -------------------------------------
                       None          None          None

                                                              Schedule X

CONSOLIDATED SCHEDULE OF SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE YEARS ENDED SEPTEMBER 30
(In thousands)

                                             1994      1993      1992
                                           --------- --------- ---------
Repairs and maintenance
  Real Estate Trust                          $4,219    $5,257    $5,190
  The Bank                                    6,971     6,064     5,170
Depreciation
  Real Estate Trust                           9,104    12,457    13,400
  The Bank                                   18,292    16,191    15,773
Amortization of intangible assets
  The Bank                                   22,556    36,640    24,901
Taxes, other than payroll and income taxes
  Real Estate Trust                           3,216     5,616     5,839
  The Bank                                    2,437     2,608     2,834
Advertising
  Real Estate Trust                           2,331     2,501     2,563
  The Bank                                   49,242    13,157     4,632

                                                     Schedule XI
Consolidated Schedule of Investment Properties - Real Estate Trust September 30, 1994
(Dollars in Thousands)

                                                           Costs                         Basis at Close of Period
                                                        Capitalized     ----------------------------------------------------------
                                         Initial        Subsequent                      Buildings
                                        Basis to            to                             and            Leasehold
Commercial                                Trust         Acquisition        Land       Improvements        Interests      Total
- ------------------------------------ ------------      -------------    ---------    --------------      -----------  -----------
900 Circle 75 Pkway, Atlanta, GA        $ 34,458           $    50        $  563          $ 33,945            --        $ 34,508
1000 Circle 75 Pkway, Atlanta, GA          2,820             1,085           248             3,657            --           3,905
1100 Circle 75 Pkway, Atlanta, GA         22,746             1,199           419            23,526            --          23,945
8201 Greensboro, Tysons Corner, VA        28,890             2,370         1,633            29,627            --          31,260
Commerce Ctr. - Ph II, Ft. Laud., FL       4,266               400           782             3,884            --           4,666
Dulles North., Loudoun Co., VA                --             5,438           421             5,017            --           5,438
Metairie Tower, Metairie, LA               2,729               539           403             2,865            --           3,268
Perimeter Way, Atlanta, GA                 6,950            (3,045)        1,201             2,704            --           3,905
                                     ------------      -------------    ---------    --------------      -----------  -----------
Subtotal - Commercial                   $102,859            $8,036        $5,670          $105,225            --        $110,895
                                     ------------      -------------    ---------    --------------      -----------  -----------


Hotels
- ------------------------------------
Hampton Inn-Dulles, Sterling, VA         $    --             5,743        $  290          $  5,453            --        $  5,743
Holiday Inn, Cincinnati, OH                6,859             1,019           245             7,633            --           7,878
Holiday Inn, Dulles, VA                    6,950            18,187           862            24,275            --          25,137
Holiday Inn, Gaithersburg, MD              3,849            13,680         1,781            15,748            --          17,529
Holiday Inn, Pueblo, CO                    3,458             1,479           561             4,376            --           4,937
Holiday Inn, Rochester, NY                 3,340             9,052           605            11,787            --          12,392
Holiday Inn, Tysons Corner, VA             6,976            11,024         3,107            14,893            --          18,000
Howard Johnsons, Arl., VA                 10,187             1,658         1,183            10,662            --          11,845
Howard Johnsons, Norfolk, VA               5,275             1,383           228             6,430            --           6,658
The Chase Rest., Tysons Corner, VA            --               956            --               956            --             956
The Chase Rest., Atlanta, GA                  --             1,085            --             1,085            --           1,085
                                     ------------      -------------    ---------    --------------      -----------  -----------
Subtotal - Hotels                        $46,894           $65,266        $8,862          $103,298            --        $112,160
                                     ------------      -------------    ---------    --------------      -----------  -----------


                                                                                                           Buildings
                                                                                                              and
                                                                                                         Improvements
                                        Accumulated       Related           Date of        Date           Depreciable
Commercial                             Depreciation        Debt          Construction    Acquired        Lives (Years)
- ------------------------------------- --------------    ----------     ---------------  ----------      ---------------
900 Circle 75 Pkway, Atlanta, GA            $9,651       $22,580             1985          12/85               35
1000 Circle 75 Pkway, Atlanta, GA            1,690         2,230             1974           4/76               40
1100 Circle 75 Pkway, Atlanta, GA            7,671        16,241             1982           9/82               40
8201 Greensboro, Tysons Corner, VA           8,913        37,425             1985           4/86               35
Commerce Ctr. - Ph II, Ft. Laud., FL           874         1,340             1986           1/87               35
Dulles North., Loudoun Co., VA                 613         3,617             1990          10/90              31.5
Metairie Tower, Metairie, LA                 1,371            --             1974          11/76               40
Perimeter Way, Atlanta, GA                     798         2,000          1973 & 1974       6/84               35
                                      -------------    ----------
Subtotal - Commercial                      $31,581       $85,433
                                      -------------    ----------


Hotels
- -------------------------------------
Hampton Inn-Dulles, Sterling, VA            $1,692        $2,386             1987           4/87              31.5
Holiday Inn, Cincinnati, OH                  3,414         3,485             1975           2/76               40
Holiday Inn, Dulles, VA                      7,740        13,070             1971          11/84               28
Holiday Inn, Gaithersburg, MD                4,887         7,639             1972           6/75               45
Holiday Inn, Pueblo, CO                      1,743         4,854             1973           3/76               40
Holiday Inn, Rochester, NY                   4,327        14,674             1975           3/76               40
Holiday Inn, Tysons Corner, VA               5,009        17,103             1971           6/75               47
Howard Johnsons, Arl., VA                    3,766        10,070             1973          11/83               30
Howard Johnsons, Norfolk, VA                 3,285         1,630             1960           2/79               33
The Chase Rest., Tysons Corner, VA             203            --             1987           5/87               35
The Chase Rest., Atlanta, GA                   269            --             1985           2/86               35
                                      -------------    ----------
Subtotal - Hotels                          $36,335       $74,911
                                      -------------    ----------

September 30, 1994
(Dollars in Thousands)

                                                           Costs                   Basis at Close of Period
                                                        Capitalized  -----------------------------------------------------
                                             Initial    Subsequent                  Buildings
                                            Basis to        to                         and         Leasehold
Purchase-Leasebacks                           Trust     Acquisition     Land       Improvements    Interests      Total
- ----------------------------------------- ----------- -------------- ---------- ----------------- ------------ -----------
Beverly Plaza, Casper, WY                       $500         --           $500           --             --           $500
Chateau di Jon, Metairie, LA                   1,125         --          1,125           --             --          1,125
Country Club, Knoxville, TN                      500         --            500           --             --            500
Houston Mall, Warner Robbins, GA                 650         --            650           --             --            650
Old National, Atlanta, GA                        550         --            550           --             --            550
                                          ----------- -------------- ---------- ----------------- ------------ -----------
Subtotal - Purchase-Leasebacks                $3,325         --         $3,325           --             --         $3,325
                                          ----------- -------------- ---------- ----------------- ------------ -----------

Miscellaneous investments                       $633           $627       $250              $861         $149      $1,260
                                          ----------- -------------- ---------- ----------------- ------------ -----------

Total Income-Producing Properties           $153,711        $73,929    $18,107          $209,384         $149    $227,640
                                          ----------- -------------- ---------- ----------------- ------------ -----------


Land Parcels
- -----------------------------------------

Arvida Park of Commerce,
    Boca Raton, FL                             7,378            126      7,504           --             --          7,504
Avenel, Gaithersburg, MD                         361              3        364           --             --            364
Church Road, Loudoun Co., VA                   2,586          2,230      4,816           --             --          4,816
Circle 75, Atlanta, GA                        10,006          1,145     11,151           --             --         11,151
Flagship Centre, Rockville, MD                 1,729             43      1,772           --             --          1,772
Holiday Inn - Rochester, Roch., NY                68              1         69           --             --             69
Overland Park, Overland Park, KA               3,771            397      4,168           --             --          4,168
Perimeter Way Land, Atlanta, GA                2,921         --          2,921           --             --          2,921
Prospect Indust. Pk, Ft. Laud., FL             2,203              9      2,212           --             --          2,212
Sterling Blvd., Loudoun Co., VA                 --            3,478      3,478           --             --          3,478
                                          ----------- -------------- ---------- ----------------- ------------ -----------
Subtotal                                     $31,023         $7,432    $38,455           --             --        $38,455
                                          ----------- -------------- ---------- ----------------- ------------ -----------

Total Investment Properties                 $184,734        $81,361    $56,562          $209,384         $149    $266,095
                                          =========== ============== ========== ================= ============ ===========


                                                                                                        Buildings
                                                                                                           and
                                                                                                      Improvements
                                            Accumulated     Related      Date of         Date          Depreciable
Purchase-Leasebacks                        Depreciation      Debt      Construction     Acquired       Lives (Years)
- ----------------------------------------- --------------- ----------- --------------- -------------- -----------------
Beverly Plaza, Casper, WY                        --            --                         4/74
Chateau di Jon, Metairie, LA                     --            --                        11/73
Country Club, Knoxville, TN                      --            --                         5/76
Houston Mall, Warner Robbins, GA                 --            --                         2/72
Old National, Atlanta, GA                        --            --                         8/71
                                          --------------- -----------
Subtotal - Purchase-Leasebacks                   --            --
                                          --------------- -----------

Miscellaneous investments                           $195        $395
                                          --------------- -----------

Total Income-Producing Properties                $68,111    $160,739
                                          --------------- -----------


Land Parcels
- -----------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                --          19,000                   12/84 & 5/85
Avenel, Gaithersburg, MD                          --            --                        12/76
Church Road, Loudoun Co., VA                      --            --                     9/84 & 4/85
Circle 75, Atlanta, GA                            --           8,312                   2/77 & 1/84
Flagship Centre, Rockville, MD                    --            --                         8/85
Holiday Inn - Rochester, Roch., NY                --            --                         9/86
Overland Park, Overland Park, KA                  --            --                     1/77 & 2/85
Perimeter Way Land, Atlanta, GA                   --            --                        10/86
Prospect Indust. Pk, Ft. Laud., FL                --           1,260                   10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                   --            --                         4/84
                                          --------------- -----------
Subtotal                                          --         $28,572
                                          --------------- -----------

Total Investment Properties                      $68,111    $189,311
                                          =============== ===========

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES - REAL ESTATE TRUST

NOTES:

(1) See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 3 of Notes to Consolidated Financial Statements.

(2) A reconciliation of the basis of investment properties and accumulated depreciation follows.


BASIS OF INVESTMENT PROPERTIES (In thousands)

                                                      For the Year Ended September 30
                                                      --------------------------------
                                                         1994       1993       1992
                                                      ---------- ---------- ----------
Balance at beginning of period                         $263,393   $401,147   $408,739
Additions (reductions) during the period:
     Capital expenditures                                 6,717      7,465      6,161
     Construction & development                             --         --          32
     Sales - nonaffiliates                                  --      (4,414)    (5,453)
     Abandoned development costs                            --     (13,104)       --
     Properties exchanged for partnership investment        --    (127,995)       --
     Write-down of assets to net realizable value        (1,380)       --         --
     Other                                               (2,635)       294     (8,332)
                                                      ---------- ---------- ----------
Balance at end of period                               $266,095   $263,393   $401,147
                                                      ========== ========== ==========


ACCUMULATED DEPRECIATION (In thousands)

                                                      For the Year Ended September 30
                                                      --------------------------------
                                                         1994       1993       1992
                                                      ---------- ---------- ----------
Balance at beginning of period                          $62,626    $95,466    $90,564
Additions (reductions) during the period:
     Depreciation expense                                 9,082     12,457     13,400
     Sales - nonaffiliates                                  --        (820)       (10)
     Properties exchanged for partnership investment        --     (40,870)       --
     Other                                               (3,597)    (3,607)    (8,488)
                                                      ---------- ---------- ----------
Balance at end of period                                $68,111    $62,626    $95,466
                                                      ========== ========== ==========

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            B.F. Saul Real Estate Investment
                                            Trust


December 29, 1994                             /s/ B. FRANCIS SAUL II
                                              ----------------------
                                              B. Francis Saul II
                                              Chairman of the Board
                                              (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

      Signature                  Title                  Date
      ---------                  -----                  ----

                            Trustee, Chairman
/s/ B. FRANCIS SAUL II      of the Board and            December 29, 1994
- -------------------------   Principal Executive
    B. Francis Saul II      Officer


                            Vice President and
/s/ STEPHEN R. HALPIN, JR.  Chief Financial Officer     December 29, 1994
- -------------------------   (Principal Financial
    Stephen R. Halpin, Jr.  Officer)


/s/ ROSS E. HEASLEY         Principal Accounting        December 29, 1994
- -------------------------   Officer
    Ross E. Heasley


/s/ GARLAND J. BLOOM, JR.   Trustee                     December 29, 1994
- -------------------------
    Garland J. Bloom, Jr.


/s/ GILBERT M. GROSVENOR    Trustee                     December 29, 1994
- -------------------------
    Gilbert M. Grosvenor

/s/ GEORGE M. ROGERS, JR.   Trustee                     December 29, 1994
- -------------------------
    George M. Rogers, Jr.


/s/ JOHN R. WHITMORE        Trustee                     December 29, 1994
- -------------------------
    John R. Whitmore