Form 10-Q
period 1994-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1995-02-14
CIK 86902

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1994
                               --------------------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------

Commission file number: 1-7184

                   B.F. SAUL REAL ESTATE INVESTMENT TRUST
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Maryland                       52-6053341
- ---------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

  8401 Connecticut Avenue,
  Chevy Chase, Maryland                         20815
- ---------------------------------------------------------------------------
 (Address of principal executive office)       (Zip Code)

                         (301) 986-6000
- ---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X     No
    -----      -----

     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 10, 1995, was 4,826,910.

                                   TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

          (a) Consolidated Balance Sheets at December 31, 1994 and September 30, 1994

          (b) Consolidated Statements of Operations for the three-month periods ended December 31, 1994 and 1993

          (c) Consolidated Statements of Cash Flows for the three-month periods ended December 31, 1994 and 1993

          (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          (a) Financial Condition
                Real Estate
                Banking

          (b) Liquidity and Capital Resources
                Real Estate
                Banking

          (c) Results of Operations
                Three Months Ended December 31, 1994 Compared to
                      Three Months Ended December 31, 1993
                Real Estate
                Banking


PART II.       OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                                                                                           December 31  September 30
(In thousands)                                                                                                 1994         1994
                                                                                                           ------------ ------------
ASSETS
Real Estate
Income-producing properties
    Commercial                                                                                                $111,180     $110,895
    Hotel                                                                                                      122,744      112,160
    Other                                                                                                        4,585        4,585
                                                                                                           ------------ ------------
                                                                                                               238,509      227,640
    Accumulated depreciation                                                                                   (70,440)     (68,111)
                                                                                                           ------------ ------------
                                                                                                               168,069      159,529
Land parcels                                                                                                    38,524       38,455
Cash and cash equivalents                                                                                       17,434       30,445
Other assets                                                                                                    98,091       99,310
                                                                                                           ------------ ------------
                    Total real estate assets                                                                   322,118      327,739
                                                                                                           ------------ ------------
Banking
Cash and due from banks                                                                                        176,247      166,752
Interest-bearing deposits                                                                                        4,397       14,345
Federal funds sold and securities purchased under agreements to resell                                          30,000      191,000
Loans held for sale                                                                                             29,852       33,598
Loans held for securitization and sale                                                                         375,000      115,000
Investment securities (market value $4,224 and $4,364, respectively)                                             4,224        4,364
Mortgage-backed securities (market value $979,761 and $1,025,525, respectively)                                983,435    1,025,525
Loans receivable (net of reserve for losses of $49,741 and $50,205, respectively)                            2,382,372    2,357,598
Federal Home Loan Bank stock                                                                                    31,940       31,940
Real estate held for investment or sale (net of reserve for losses of $124,555 and $118,973, respectively)     318,333      330,655
Property and equipment, net                                                                                    147,146      144,408
Cost in excess of net assets acquired, net                                                                       5,956        6,582
Excess servicing assets, net                                                                                    21,036       25,198
Purchased mortgage servicing rights, net                                                                        15,143       15,304
Other assets                                                                                                   230,352      204,029
                                                                                                           ------------ ------------
                    Total banking assets                                                                     4,755,433    4,666,298
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                                $5,077,551   $4,994,037
                                                                                                           ============ ============
LIABILITIES
Real Estate
Mortgage notes payable                                                                                        $191,209     $185,730
Notes payable - secured                                                                                        175,000      175,000
Notes payable - unsecured                                                                                       40,033       40,288
Deferred gains - real estate                                                                                   112,883      112,883
Other liabilities and accrued expenses                                                                          38,041       44,208
                                                                                                           ------------ ------------
                    Total real estate liabilities                                                              557,166      558,109
                                                                                                           ------------ ------------
Banking
Deposit accounts                                                                                             4,065,699    4,008,761
Securities sold under repurchase agreements and other short-term borrowings                                     52,019        8,907
Bonds payable                                                                                                   23,725       24,030
Notes payable                                                                                                    7,677        7,729
Federal Home Loan Bank advances                                                                                103,000      100,000
Custodial accounts                                                                                              21,627       19,523
Amounts due to banks                                                                                            31,405       30,373
Other liabilities                                                                                               47,076       54,509
Capital notes -- subordinated                                                                                  160,000      160,000
                                                                                                           ------------ ------------
                    Total banking liabilities                                                                4,512,228    4,413,832
                                                                                                           ------------ ------------

Minority interest held by affiliates                                                                            33,780       35,632
Minority interest -- other                                                                                      74,307       74,307
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                            5,177,481    5,081,880
                                                                                                           ------------ ------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                             516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                      6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (138,273)    (134,793)
Net unrealized holding loss                                                                                    (19,910)     (11,303)
                                                                                                           ------------ ------------
                                                                                                               (58,082)     (45,995)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (99,930)     (87,843)
                                                                                                           ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                 $5,077,551   $4,994,037
                                                                                                           ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                                                                                         For the Three Months
                                                                                                          Ended December 31

(In thousands, except per share amounts)                                                                  1994         1993
                                                                                                      ------------ ------------
REAL ESTATE
Income
Commercial properties                                                                                      $4,639       $3,723
Hotels                                                                                                     11,689       10,682
Other                                                                                                         996          449
                                                                                                      ------------ ------------
Total income                                                                                               17,324       14,854
                                                                                                      ------------ ------------
Expenses
Direct operating expenses:
    Commercial properties                                                                                   1,822        1,705
    Hotels                                                                                                  8,435        7,905
    Land parcels and other                                                                                    350          329
Interest expense                                                                                           10,140        9,764
Amortization of debt expense                                                                                  106          479
Depreciation                                                                                                2,329        2,075
Advisory, management and leasing fees - related parties                                                     1,759        1,533
General and administrative                                                                                    428          501
Write-down of real estate to net realizable value                                                          --            1,380
                                                                                                      ------------ ------------
Total expenses                                                                                             25,369       25,671
                                                                                                      ------------ ------------
Equity in earnings (losses) of unconsolidated entities                                                        828          725
                                                                                                      ------------ ------------
REAL ESTATE OPERATING LOSS                                                                                 (7,217)     (10,092)
                                                                                                      ------------ ------------
BANKING
Interest income
Loans                                                                                                      63,628       59,164
Mortgage-backed securities                                                                                 15,606       20,357
Trading securities                                                                                             84          412
Investment securities                                                                                          89           81
Other                                                                                                       2,376        1,642
                                                                                                      ------------ ------------
Total interest income                                                                                      81,783       81,656
                                                                                                      ------------ ------------
Interest expense
Deposit accounts                                                                                           35,941       31,383
Short-term borrowings                                                                                       2,324        3,218
Long-term borrowings                                                                                        4,376        7,619
                                                                                                      ------------ ------------
Total interest expense                                                                                     42,641       42,220
                                                                                                      ------------ ------------
Net interest income                                                                                        39,142       39,436
Provision for loan losses                                                                                  (8,607)     (11,683)
                                                                                                      ------------ ------------
Net interest income after provision for loan losses                                                        30,535       27,753
                                                                                                      ------------ ------------
Other income
Credit card fees                                                                                            4,082        6,403
Loan servicing fees                                                                                        33,153       16,109
Deposit servicing fees                                                                                      5,827        4,893
Gain (loss) on sales of trading securities, net                                                              (111)         808
Loss on real estate held for investment or sale, net                                                       (3,529)        (284)
Gain on sales of credit card relationships and loans                                                          210        2,490
Gain on sales of mortgage servicing rights, net                                                               406        2,572
Other                                                                                                       3,069        2,338
                                                                                                      ------------ ------------
Total other income                                                                                         43,107       35,329
                                                                                                      ------------ ------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                                                                                         For the Three Months
                                                                                                           Ended December 31

(In thousands, except per share amounts)                                                                  1994         1993
                                                                                                      ------------ ------------
Operating expenses
Salaries and employee benefits                                                                            $23,766      $21,406
Loan                                                                                                        2,977        6,474
Property and equipment                                                                                      6,730        6,331
Marketing                                                                                                  12,118        7,305
Data processing                                                                                             9,359        6,334
Deposit insurance premiums                                                                                  2,931        2,958
Amortization of cost in excess of net assets acquired                                                         625          516
Other                                                                                                       9,102        5,763
                                                                                                      ------------ ------------
Total operating expenses                                                                                   67,608       57,087
                                                                                                      ------------ ------------
BANKING OPERATING INCOME                                                                                    6,034        5,995
                                                                                                      ------------ ------------
TOTAL COMPANY
Operating loss before income taxes, extraordinary items,
    cumulative effect of change in accounting principle,
    and minority interest                                                                                  (1,183)      (4,097)
Income tax benefit                                                                                           (441)        (708)
                                                                                                      ------------ ------------
Loss before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                                                  (742)      (3,389)
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                                     --           (6,333)
                                                                                                      ------------ ------------
Loss before cumulative effect of change in accounting
    principle and minority interest                                                                          (742)      (9,722)
Cumulative effect of change in accounting principle                                                        --           36,260
                                                                                                      ------------ ------------
Income (loss) before minority interest                                                                       (742)      26,538
Minority interest held by affiliates                                                                         (300)        (505)
Minority interest -- other                                                                                 (2,438)      (2,438)
                                                                                                      ------------ ------------
TOTAL COMPANY NET INCOME  (LOSS)                                                                           (3,480)      23,595

DEFICIT
Beginning of period                                                                                      (134,793)    (157,882)
                                                                                                      ------------ ------------

End of period                                                                                           ($138,273)   ($134,287)
                                                                                                      ============ ============
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                          ($4,835)     $22,240

NET INCOME (LOSS) PER COMMON SHARE
Loss before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                                                ($0.43)      ($0.98)
Extraordinary items:
    Loss on early extinguishment of debt, net of taxes                                                     --            (1.31)
                                                                                                      ------------ ------------
Loss before cumulative effect of change in accounting
    principle and minority interest                                                                         (0.43)       (2.29)
Cumulative effect of change in accounting principle                                                        --             7.51
                                                                                                      ------------ ------------
Income (loss) before minority interest                                                                      (0.43)        5.22
Minority interest held by affiliates                                                                        (0.06)       (0.10)
Minority interest -- other                                                                                  (0.51)       (0.51)
                                                                                                      ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                                                         ($1.00)       $4.61
                                                                                                      ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                                                                                               For the Three Months
                                                                                                                Ended December 31
(In thousands)                                                                                                  1994         1993
                                                                                                           ------------ ------------
Real Estate
Net income (loss)                                                                                              ($4,678)     $21,574
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                                 2,329        2,075
    Write-down of real estate to net realizable value                                                           --            1,380
    (Increase) decrease in accounts receivable and accrued income                                                  498         (858)
    Increase in deferred tax asset                                                                              (2,555)     (37,186)
    Decrease in accounts payable and accrued expenses                                                           (6,411)      (1,319)
    Decrease in tax sharing receivable                                                                           5,000        5,512
    Amortization of debt expense                                                                                   106          479
    Equity in earnings of unconsolidated entities                                                                 (828)        (725)
    Other                                                                                                        1,616        3,273
                                                                                                           ------------ ------------
                                                                                                                (4,923)      (5,795)
                                                                                                           ------------ ------------
Banking
Net income                                                                                                       1,198        2,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Accretion of premiums, discounts and net deferred loan fees                                                   (500)        (614)
    Depreciation and amortization                                                                                5,144        4,208
    Amortization of cost in excess of net assets acquired and purchased mortgage
        servicing rights                                                                                           786        8,873
    Loss on extinguishment of debt                                                                              --           10,476
    Provision for loan losses                                                                                    8,607       11,683
    Net fundings of loans held for sale  and/or securitization                                                 (77,742)    (370,761)
    Proceeds from sales of trading securities                                                                   56,735      205,109
    Proceeds from sales of loans held for sale and/or securitization                                           627,787      181,650
    Earnings on real estate                                                                                     (3,519)      (2,309)
    Provision for losses on real estate held for investment or sale                                              7,467        3,867
    (Gain) loss on sales of trading securities, net                                                                111         (808)
    Gain on sales of credit card relationships and loans, net                                                     (210)      (2,490)
    Gain on sales of mortgage servicing rights, net                                                               (406)      (2,572)
    Minority interest held by affiliates                                                                           300          505
    Minority interest - other                                                                                    2,438        2,438
    Decrease in excess servicing assets                                                                          4,163       --
    (Increase) decrease in other assets                                                                        (14,280)      40,538
    Decrease in other liabilities and accrued expenses                                                          (6,401)      (6,599)
    Decrease in tax sharing payable                                                                             (5,000)      (5,512)
    Other, net                                                                                                   5,905       (1,206)
                                                                                                           ------------ ------------
                                                                                                               612,583       78,497
                                                                                                           ------------ ------------
Net cash provided by operating activities                                                                      607,660       72,702
                                                                                                           ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                                 (745)      (1,037)
Property acquisitions                                                                                          (10,170)      --
Equity investment in unconsolidated entities                                                                    (2,311)         112
Other investing activities                                                                                           1            6
                                                                                                           ------------ ------------
                                                                                                               (13,225)        (919)
                                                                                                           ------------ ------------
Banking
Proceeds from maturities of investment securities                                                                  100       --
Net proceeds from sales of real estate                                                                          22,999       22,448
Net proceeds from sales of mortgage servicing rights                                                               406        2,572
Net fundings of loans receivable                                                                              (841,293)    (302,692)
Principal collected on mortgage-backed securities                                                               46,597      162,319
Purchases of mortgage-backed securities                                                                        (27,894)     (48,636)
Purchases of loans receivable                                                                                  (54,806)     (97,505)
Purchases of property and equipment                                                                             (7,102)      (4,297)
Purchases of mortgage servicing rights                                                                          --             (876)
Disbursements for real estate held for investment or sale                                                      (15,509)     (23,736)
Other investing activities, net                                                                                    107          708
                                                                                                           ------------ ------------
                                                                                                              (876,395)    (289,695)
                                                                                                           ------------ ------------
Net cash used in investing activities                                                                         (889,620)    (290,614)
                                                                                                           ------------ ------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                                                                                               For the Three Months
                                                                                                                Ended December 31
(In thousands)                                                                                                  1994         1993
                                                                                                           ------------ ------------
Real Estate
Proceeds from mortgage financing                                                                                $7,500         $461
Principal curtailments and repayments of mortgages                                                              (1,967)        (323)
Proceeds from sales of unsecured notes                                                                             838        3,005
Repayments of unsecured notes                                                                                   (1,093)      (1,779)
Costs of obtaining financings                                                                                   --             (277)
Other financing activities, net                                                                                   (107)      --
                                                                                                           ------------ ------------
                                                                                                                 5,171        1,087
                                                                                                           ------------ ------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                         3,413,260    2,903,083
Customer withdrawals of deposits and payments for maturing certificates of deposit                          (3,356,322)  (2,826,834)
Net increase in securities sold under repurchase agreements                                                     41,670      106,006
Advances from Federal Home Loan Bank                                                                            85,000      283,000
Repayments of advances from Federal Home Loan Bank                                                             (82,000)    (220,500)
Proceeds from other borrowings                                                                                 141,556       18,163
Repayments of other borrowings                                                                                (140,471)     (18,579)
Cash dividends paid on preferred stock                                                                          (2,438)      (2,438)
Repayment of capital notes - subordinated                                                                       --         (134,153)
Net proceeds received from capital notes - subordinated                                                         --          143,603
Other financing activities, net                                                                                  2,104       (2,068)
                                                                                                           ------------ ------------
                                                                                                               102,359      249,283
                                                                                                           ------------ ------------
Net cash provided by financing activities                                                                      107,530      250,370
                                                                                                           ------------ ------------
Net increase (decrease) in cash and cash equivalents                                                          (174,430)      32,458
Cash and cash equivalents at beginning of period                                                               402,508      185,909
                                                                                                           ------------ ------------
Cash and cash equivalents at end of period                                                                    $228,078     $218,367
                                                                                                           ============ ============

    Cash paid during the period for:
        Interest (net of amount capitalized)                                                                   $49,779      $56,625
        Income taxes                                                                                             4,462          220

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                         975        1,198
    Loans held for sale exchanged for mortgage-backed securities held for sale                                  29,179      155,475
    Mortgage-backed securities transferred to mortgage-backed securities available-for-sale                     --        1,501,192
    Loans receivable transferred to loans held for sale and/or securitization                                  835,000       --
    Investment securities transferred to investment securities available-for-sale                               --            4,789
    Loans made in connection with the sale of real estate                                                          610        5,993
    Loans receivable transferred to real estate acquired in settlement of loans                                    648        1,200
    Loans classified as in-substance foreclosed transferred to loans receivable                                 --           15,008
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                                  23,155       --

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1994. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of results to be expected for the year.

2. The accompanying financial statements include the accounts of B.F.Saul Real Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

4.   BANKING:

LOANS HELD FOR SALE:

At December 31, 1994 and September 30, 1994, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

At December 31, 1994 and September 30, 1994, loans held for securitization and sale are composed of credit card receivables.

SECURITIES:

Investment Securities and Mortgage-Backed Securities:

At December 31, 1994, all investment securities held by the Bank are classified as available-for-sale and recorded at fair value. At December 31, 1994, $960.3 million of mortgage-backed securities held by the Bank are classified as available-for-sale and recorded at fair value and $23.1 million of mortgage-backed securities held by the Bank are classified as held-to-maturity and reported at amortized cost. At December 31, 1994, net unrealized holding losses on available-for-sale securities in the amount of $24.9 million, net of the related income tax effect, are included in a separate component of stockholders' equity.

Gross unrealized holding gains and losses on the Bank's investment securities at December 31, 1994 are as follows:

                                     Gross      Gross
                                   Unrealized Unrealized Aggregate
                         Amortized   Holding    Holding    Fair
                           Cost       Gains      Losses    Value
                         --------- ---------- ---------- ---------
(In thousands)

U.S. Government
  securities
    Maturing after
    one year, but
    within five years    $   4,401 $    -     $   (177)  $   4,224
                         ========= ========== ========== =========

Gross unrealized holding gains and losses on the Bank's mortgage-backed securities classified as available-for-sale at December 31, 1994 are as follows:

                                     Gross      Gross
                                   Unrealized Unrealized Aggregate
                         Amortized   Holding    Holding    Fair
                            Cost      Gains     Losses     Value
                         --------- ---------- ---------- ---------
(In thousands)


FNMA                    $   33,387 $        7 $    (731) $  32,663
FHLMC                      799,586        143   (38,079)   761,650
Private label, AA-rated    168,306        339    (2,672)   165,973
                        ---------- ---------- ---------- ---------
    Total               $1,001,279 $      489 $ (41,482) $ 960,286
                        ========== ========== ========== =========

Gross unrealized holding gains and losses on the Bank's mortgage-backed securities classified as held-to-maturity at December 31, 1994 are as follows:

                                     Gross     Gross
                                   Unrealized Unrealized  Aggregate
                         Amortized   Holding   Holding     Fair
                            Cost      Gains     Losses     Value
                         --------- ---------- ---------- ---------
(In thousands)

FHLMC                    $  23,149 $      -   $  (3,674) $  19,475
                         ========= ========== ========== =========

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors generally in the month of issuance. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), these mortgage-backed securities are classified as trading securities. The Bank realized net losses on sales of trading securities of $0.1 million for the three months ended December 31, 1994 and realized net gains on sales of trading securities of $0.8 million for the three months ended December 31, 1993. There were no unrealized gains or losses during the three months ended December 31, 1994.

LOANS RECEIVABLE:

Loans receivable is composed of the following:

                                December 31,  September 30,
                                    1994           1994
                               -------------  -------------
(In thousands)

Single-family residential      $  1,371,375   $  1,335,645
Home equity                          75,671         34,708
Commercial and multifamily           84,326         84,639
Real estate construction             61,023         66,909
Ground                               17,950         18,935
Credit card                         446,449        535,199
Automobile                          314,264        289,346
Other                                81,758         68,463
                               -------------  -------------
                                  2,452,816      2,433,844
                               -------------  -------------

Less:
  Undisbursed portion of loans       32,078         35,535
  Unearned discounts                  1,327          1,438
  Net deferred loan origination
    costs                           (12,702)       (10,932)
  Reserve for loan losses            49,741         50,205
                                ------------  -------------
                                     70,444         76,246
                                ------------  -------------
  Total                         $ 2,382,372    $ 2,357,598
                                ============  =============

IMPAIRED LOANS:

The Bank treats a loan as impaired when, based on all current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank also classifies as impaired, certain credit card loans for which customers have agreed to modified payment terms.

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

During the three months ended December 31, 1994, the Bank had no impaired real estate loans. At December 31, 1994, the Bank had impaired credit card loans with a carrying value of $32.5 million, before reserves for losses of $3.3 million on all such impaired credit card loans. The Bank calculates its reserves for losses on all credit card loans based upon historical charge-offs and repayment experience and the age of the portfolio. The average recorded investment in impaired credit card loans for the quarter ended December 31, 1994 was $33.3 million. The Bank recognized interest income of $0.9 million on its impaired credit card loans for the three months ended December 31, 1994.

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                  December 31,      September 30,
                                     1994                1994
                                   ---------          ---------
(In thousands)

Land, development, construction
 and rental properties             $ 69,786           $ 69,767
Investments in limited partnerships  (2,488)            (2,478)
Investment in real estate ventures    9,079              8,915
                                   ---------          ---------
  Total real estate held for
   investment                        76,377             76,204
                                   ---------          ---------

Real estate held for sale           380,926            387,024
                                   ---------          ---------

Less:
 Reserve for losses on real estate
  held for investment                10,064              9,899
 Reserve for losses on real estate
  held for sale                     114,491            109,074
 Accumulated depreciation and
  amortization                       14,415             13,600
                                   ---------          ---------
                                    138,970            132,573
                                   ---------          ---------

  Total real estate held for
   investment or sale              $318,333           $330,655
                                   =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1994, the Bank's assets accounted for approximately 94% of the Trust's consolidated assets.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at December 31, 1994, which consisted primarily of office and industrial projects, hotels and undeveloped land parcels, was relatively unchanged from September 30, 1994. On November 30, 1994, the Real Estate Trust acquired a 192-room Holiday Inn located in Auburn Hills, Michigan, thereby increasing the size of its hotel portfolio by 8%.

The Real Estate Trust's office and industrial property portfolio was 93% leased at December 31, 1994, compared to leasing rates of 93% and 80% at
September 30, 1994 and December 31, 1993, respectively.   The improved
leasing rate during fiscal 1994 was primarily attributable to additional space leased in two of the office properties located in Atlanta. At December 31, 1994, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1,363,000 square feet, of which 392,000 square feet (28.7%) and 220,000 square feet (16.2%) are subject to leases whose terms expire in the balance of fiscal 1995 and 1996, respectively. Based on discussions with current and propective tenants of space for which leases are scheduled to expire in fiscal 1995, management expects that substantially all such space will be leased at rates that are at least as high as the rates of the expiring leases.

For the three months ended December 31, 1994, the nine hotel properties owned by the Real Estate Trust throughout the period experienced an average occupancy rate of 58% and an average room rate of $57.93, compared to an average occupancy rate of 57% and an average room rate of $53.95 in the first three months of fiscal 1994. Compared to the fiscal 1994 period, seven of the hotels showed improved occupancies and eight showed higher average room rates in the current period. Adjusted for the inclusion of the new hotel acquired on November 30, 1994, the hotel portfolio experienced an average room rate of $58.42 during the three-month period ended December 31, 1994.

BANKING

General. The Bank recorded operating income of $6.0 million during the December 1994 quarter and the December 1993 quarter. See "Results of Operations."

At December 31, 1994, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core and risk-based regulatory capital ratios were 5.19%, 5.57% and 11.46%, respectively, compared to the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. At December 31, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.57%, 6.76% and 11.46%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well capitalized" institutions established under the prompt corrective action regulations of the Office of Thrift Supervision (the "OTS"). On the basis of its balance sheet at December 31, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "adequately capitalized" institutions under the prompt corrective action regulations. See "Capital."

In the December 1994 quarter, the Bank securitized and sold $575.0 million of credit card receivables pursuant to its portfolio funding strategy.

Asset Quality.

Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the first quarter of fiscal 1995. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                 December 31,   September 30,   December 31,
                                                                     1994           1994            1993
                                                                -------------  --------------  -------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                 $      7,747   $       8,306   $      8,830
    Commercial and multifamily                                           114            --            3,066
    Commercial construction and ground                                  --              --           11,942
                                                                -------------  --------------  -------------
      Total non-accrual real estate loans                              7,861           8,306         23,838
    Credit card                                                       14,634          16,229         21,657
    Consumer and other                                                 1,036             498            258
                                                                -------------  --------------  -------------
      Total non-accrual loans (1)                                     23,531          25,033         45,753
                                                                -------------  --------------  -------------

  Non-accrual real estate held for investment (1)                      9,079           8,915          8,898
                                                                -------------  --------------  -------------

  Real estate acquired in settlement of loans                        380,926         387,024        414,507
  Reserve for losses on real estate acquired in settlement
    of loans                                                        (114,491)       (109,074)      (101,275)
                                                                -------------  --------------  -------------
    Real estate acquired in settlement of loans, net                 266,435         277,950        313,232
                                                                -------------  --------------  -------------

      Total non-performing assets                               $    299,045   $     311,898   $    367,883
                                                                =============  ==============  =============


Reserve for losses on loans                                     $     49,741   $      50,205   $     66,940
Reserve for losses on real estate held for investment                 10,064           9,899         10,188
Reserve for losses on real estate acquired in settlement
  of loans                                                           114,491         109,074        101,275
                                                                -------------  --------------  -------------

  Total reserves for losses                                     $    174,296   $     169,178   $    178,403
                                                                =============  ==============  =============





Ratios:

  Non-performing assets, net to total assets (2)                        5.03%           5.40%          5.67%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                             175.79%         169.58%         80.29%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                             235.96%         212.77%        216.49%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                          134.36%         319.28%        354.65%

  Reserve for losses on loans to non-accrual loans (1)                211.38%         200.56%        146.31%

  Reserve for losses on loans to total loans receivable (3)             1.76%           1.97%          2.35%





(1) Before deduction of reserves for losses.
(2) Non-performing assets is presented after all reserves for losses on loans and real estate held for investment or sale.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.

Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure.

Non-performing assets totaled $299.0 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $114.5 million, at December 31, 1994, compared to $311.9 million, after valuation allowances on REO of $109.1 million, at September 30, 1994. In addition to the valuation allowances on REO, the Bank maintained $3.9 million and $4.0 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at December 31, 1994 and September 30, 1994, respectively. The decrease in non-performing assets was attributable to declines in non-accrual loans and REO of $1.5 million and $11.5 million, respectively, during the quarter ended December 31, 1994.

The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual REI and REO, totaled $283.4 million at December 31, 1994 or 94.8% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $281.0 million at December 31, 1994, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.

                           Decline in Non-Performing
                               Real Estate Assets

                                      Total
                                    Valuation
                                   Allowances
                                       on
                       Total Non-  Non-Accrual Total Non-     Cumulative
                       Performing Real Estate  Performing    Decline from
                          Real     Loans and      Real    February 29, 1992
                         Estate    Non-Accrual   Estate   -----------------
(Dollars in thousands) Assets (1)    REI (2)   Assets,net  Amount   Percent
                       ---------- ------------ ---------- -------- --------
December 31, 1991 ..... $559,665       $ 6,692 $552,973         -       -
February 29, 1992 .....  574,321         6,712  567,609         -       -
March 31, 1992 ........  551,960         5,490  546,470   ($21,139)   -3.7%
June 30, 1992 .........  512,729        10,224  502,505    (65,104)  -11.5%
September 30, 1992 ....  487,287         7,147  480,140    (87,469)  -15.4%
December 31, 1992 .....  427,113         2,332  424,781   (142,828)  -25.2%
March 31, 1993 ........  394,672         2,635  392,037   (175,572)  -30.9%
June 30, 1993 .........  382,657         2,634  380,023   (187,586)  -33.1%
September 30, 1993 ....  351,160         2,427  348,733   (218,876)  -38.6%
December 31, 1993 .....  345,968         3,493  342,475   (225,134)  -39.7%
March 31, 1994 ........  323,185         3,487  319,698   (247,911)  -43.7%
June 30, 1994  ........  310,506         3,620  306,886   (260,723)  -45.9%
September 30, 1994 ....  295,171         2,390  292,781   (274,828)  -48.4%
December 31, 1994......  283,375         2,388  280,987   (286,622)  -50.5%
- -----------------------
(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after valuation allowances.
(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At December 31, 1994, valuation allowances on non-accrual real estate loans and non-accrual REI were $0.4 million and $2.0 million, respectively.

At December 31, 1994, $245.6 million or 86.7% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). The Bank has disposed of the majority of its commercial REO and is continuing to effect the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $23.5 million at December 31, 1994, which represented a decrease of $1.5 million from $25.0 million at September 30, 1994. At December 31, 1994, non-accrual loans consisted primarily of $7.9 million of non-accrual real estate loans and $14.6 million of non-accrual credit card loans. Non-accrual loans decreased primarily because of net principal repayments and reductions of non-accrual credit card loans of $1.6 million.

At December 31, 1994, the Bank had $14.6 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $18.9 million of credit card loans classified for regulatory purposes as substandard which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($18.9 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. Of the $18.9 million, $4.4 million was current, $8.6 million was 30-59 days past due and $5.9 million was 60-89 days past due at December 31, 1994. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

Non-accrual REI. At December 31, 1994 and September 30, 1994, a participating loan to a developer with a balance of $9.1 million and $8.9 million, respectively, before valuation allowances of $2.0 million, was non-performing.

REO. In the past, the Bank was an active lender on residential real estate development projects and, to a lesser extent, commercial buildings and land. The majority of the amount of loans originated were made to developers for the acquisition and development of residential planned unit developments. The majority of the loans contained provisions that entitled the Bank to a portion of the profits generated by the underlying properties. Beginning in mid-1990 and extending through 1992, as a result of the slowdown in the Washington, D.C. area economy, the Bank took active control, either through foreclosure or deed-in-lieu of foreclosure, of most of the rroperties securing these loans. The Bank decided that completing the infrastructure of the properties, implementing an aggressive marketing program, and then selling building lots to home builders represented the most effective method of recovering the Bank's investment in these properties.

At December 31, 1994, the Bank's REO totaled $266.4 million, after valuation allowances on such assets of $114.5 million. The principal component of REO consists of the Communities, which had an aggregate book value of $201.4 million at that date. Four of the Communities are under active development.

During the three months ended December 31, 1994, REO decreased $11.5 million. This decrease was primarily attributable to sales in the Communities and other smaller residential properties and the sale of three properties with an aggregate book value of $1.1 million, after valuation allowances. See "Disposition of REO."

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO" and "Reserves for Losses." The Bank capitalized interest in the amount of $1.1 million in the three months ended December 31, 1994, of which $1.0 million was related to the Bank's four active Communities.

Disposition of REO. During the three months ended December 31, 1994, the Bank received proceeds of approximately $23.8 million upon the disposition of REO consisting of 495 residential lots or units in the Communities and other smaller residential properties ($22.5 million), approximately one acre of land in two of the Communities ($0.6 million) and various single-family residential properties ($0.7 million).

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

The following table sets forth information about the Bank's REO at December 31, 1994.

                            Balance                Balance
                            Before        All       After   Percent
                           Valuation   Valuation  Valuation    of
                          Allowances  Allowances Allowances  Total
                          ----------- ---------- ---------- -------
(Dollars in thousands)

Communities ..............$   287,400 $   85,960 $ 201,440   75.6%
Residential ground and
  construction ...........     54,738     19,523    35,215   13.2
Retail center ............     16,177      2,187    13,990    5.3
Commercial ground ........     21,304      6,756    14,548    5.4
Single-family residential
  properties .............      1,307         65     1,242    0.5
                          ----------- ---------- ---------- -------
   Total REO .............$   380,926 $  114,491 $ 266,435  100.0%
                          =========== ========== ========== =======

At December 31, 1994, the Bank had executed contracts to sell six of these properties at their aggregate book value of $18.1 million at that date.

The four active Communities originally consisted of 12,936 residential lots or units and 196.6 acres of land designated for retail use. At December 31, 1994, 9,258 residential units (71.6%) had been sold to builders, consisting of 7,351 units (56.9%) which had been settled and 1,907 units (14.7%) which were under contract and pending settlement. At the same date, approximately 89 acres (45.3%) of retail land had been sold to developers, including 1.8 acres which were under contract and pending settlement. In addition, at December 31, 1994, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The rate of residential lot sales in the Bank's four active Communities increased 120.0% to 495 lots during the December 1994 quarter from 225 lots during the December 1993 quarter. The rate of home sales in the Bank's four active Communities declined to 188 units during the three months ended December 31, 1994 from 318 units during the three months ended December 31, 1993. The decline in home sales is consistent with changes in general economic conditions, including increasing mortgage interest rates.

The Bank will continue to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                   December 31,   September 30,
                                       1994      1994      1993
                                    ---------  --------  --------
(In thousands)

Residential construction loans ..... $ 13,431  $ 13,367  $ 10,386
Single-family permanent loans (1) ..   55,224    54,642    79,104
                                    ---------  --------  --------
  Total ............................ $ 68,655  $ 68,009  $ 89,490
                                    =========  ========  ========
- ------------------------------------
(1) Includes $5.7 million, $4.4 million and $8.8 million of loans classified as held for sale at December 31, 1994, September 30, 1994 and September 30, 1993, respectively, in the Consolidated Financial Statements in this report.

The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's policy is to sell all such single-family loans for which it provides permanent financing. Through December 31, 1994, the Bank had originated $182.7 million and sold $177.0 million of loans in which the date of initial application is subsequent to September 30, 1991. At December 31, 1994, the remaining $5.7 million of such loans are classified as held for sale and generally are expected to be sold in the second quarter of fiscal 1995.

In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.

                                Three Months
                                    Ended
                                December 31, Year Ended September 30,
                                     1994        1994         1993
                                 ----------- ------------ -----------
(In thousands)

Sales proceeds .................    $ 18,702    $ 78,057    $ 66,291
Development costs ..............      11,643      44,264      52,118
                                 ----------- ------------ -----------
  Net cash flow ................       7,059      33,793      14,173
Increase (decrease) in reserves
   and other non-cash items ....       2,944      (4,337)      7,899
                                  ---------- ------------ -----------
 Net decrease in balances of
   the Communities .............    $ 10,003    $ 29,456    $ 22,072
                                  ========== ============ ===========

The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,900 acres in Loudoun County, Virginia, which is in the pre-development stage. At December 31, 1994, this property had a book value of $29.1 million, after valuation allowances.

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

At December 31, 1994, potential problem assets totaled $19.6 million, before valuation allowances of $3.6 million, as compared to $34.1 million, before valuation allowances of $11.2 million, at September 30, 1994. The $14.5 million decrease in potential problem assets was primarily attributable to $11.7 million of loans incurred by borrowers whose financial condition is such that management no longer has serious doubts as to such borrowers' ability to comply with present repayment terms. The repayment of one commercial collateralized loan with a principal balance of $1.7 million and other net pay-downs of $1.1 million also contributed to the decrease in potential problem assets.

Delinquent Loans. At December 31, 1994, delinquent loans totaled $39.6 million (or 1.4% of gross loans) compared to $31.8 million (or 1.2% of gross loans) at September 30, 1994. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1994.

                                Principal Balance           Total as a
                     -------------------------------------  Percentage
                     Mortgage   Non-Mortgage                 of Gross
                       Loans        Loans          Total      Loans (1)
                     ---------    ---------     ----------  -----------
(Dollars in thousands)

Loans delinquent for:

30-59 days ..........$   4,165    $  21,992     $   26,157     0.9%
60-89 days ..........    2,215       11,237         13,452     0.5%
                     ---------    ---------     ----------    -----
  Total .............$   6,380    $  33,229     $   39,609     1.4%
                     =========    =========     ==========    =====
- ---------------------

(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased to $6.4 million at December 31, 1994 from $4.3 million at September 30, 1994.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $33.2 million at December 31, 1994 from $27.5 million at September 30, 1994, but remained constant as a percentage of total non-mortgage loans outstanding at 2.7%.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.


                           December 31,             September 30,
                               1994                      1994
                          --------------            -------------
(In thousands)

Troubled debt
  restructurings.....     $       28,432            $      29,141
                          ==============            =============

At December 31, 1994, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and two residential ground loans with principal balances totaling $15.2 million. The decrease in loans accounted for as troubled debt restructurings from September 30, 1994 resulted from net pay-downs of $0.7 million. At December 31, 1994, the Bank had commitments to lend $2.2 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At December 31, 1994, real estate held for investment consisted of seven properties with an aggregate book value of $51.9 million, net of accumulated depreciation of $14.4 million and valuation allowances of $10.1 million. This category includes one office building (which was approximately 83% leased at such date) and two apartment buildings (which were fully leased at such date and are financed with bonds issued through a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank. Also included is a loan to a developer with a book value of $9.1 million at December 31, 1994, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. The Bank has discussions from time to time with potential investors concerning the possible sale of certain of its real estate.

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

Analysis of Reserve Balances on and Charge-offs of Loans
(Dollars in thousands)

                                                      Three Months Ended
                                                         December 31,          Year Ended
                                                    ----------------------    September 30,
                                                       1994         1993           1994
                                                    ---------    ---------    -------------
Balance at beginning of period                      $ 50,205     $ 68,040     $     68,040
                                                    ---------    ---------    -------------

Provision for loan losses                              8,607       11,683           29,222
                                                    ---------    ---------    -------------

Charge-offs:
  Residential                                            112          660            1,641
  Commercial and multifamily                            --           --                112
  Ground                                                --           --              2,027
  Commercial construction                               --           --                447
  Credit card                                         11,216       15,382           55,754
  Other                                                  627          134            1,058
                                                    ---------    ---------    -------------
      Total charge-offs                               11,955       16,176           61,039
                                                    ---------    ---------    -------------

Recoveries:
  Residential                                              1            8             --
  Credit card                                          2,766        3,312           13,525
  Other                                                  117           73              457
                                                    ---------    ---------    -------------
      Total recoveries                                 2,884        3,393           13,982
                                                    ---------    ---------    -------------

Charge-offs,  net of recoveries                        9,071       12,783           47,057
                                                    ---------    ---------    -------------

Balance at end of period                            $ 49,741     $ 66,940     $     50,205
                                                    =========    =========    =============



Provision for loan losses to average loans  (1) (2)     1.71%        1.95%            1.23%
Net loan charge-offs to average loans (1) (2)           1.78%        2.13%            1.89%
Ending reserve for losses on loans to total
  loans (2) (3)                                         1.76%        2.35%            1.97%



(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.

Components of Reserve for Losses on Loans by Type
(Dollars in thousands)

                                                           December 31,
                                       ---------------------------------------------------         September 30,
                                               1994                        1993                        1994
                                       -----------------------     -----------------------     -----------------------
                                                   Percent of                  Percent of                  Percent of
                                                    Loans to                    Loans to                    Loans to
                                       Amount      Total Loans     Amount      Total Loans      Amount     Total Loans
                                       --------    -----------     --------    -----------     --------    -----------
Balance at end of period allocated to:


Residential permanent                  $ 1,348          49.6 %     $ 2,874          49.9 %     $ 1,384          53.8 %

Home equity                                262           2.7           377           3.8           133           1.4

Commercial and multifamily               8,502           3.0         9,812           3.5         8,506           3.3

Residential construction                 1,392           1.0         3,452           1.2         1,455           1.2

Commercial construction                     58           0.2         1,178           0.8           245           0.2

Ground                                   2,257           0.5         1,446           0.6         2,362           0.6

Credit card                             34,530          29.1        46,886          33.5        34,530          25.5

Consumer and other                       1,392          13.9           915           6.7         1,590          14.0
                                       --------                    --------                    --------

    Total                              $49,741                     $66,940                     $50,205
                                       ========                    ========                    ========

Analysis of Reserve Balances on and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)

                                         Three Months Ended
                                            December 31,            Year Ended
                                     --------------------------    September 30
                                         1994           1993            1994
                                     -----------    -----------    ------------
Balance at beginning of period:
  Real estate held for investment    $    9,899     $   10,182     $    10,182
  Real estate held for sale             109,074        101,462         101,462
                                     -----------    -----------    ------------
    Total                               118,973        111,644         111,644
                                     -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment           165              6            (283)
  Real estate held for sale               7,302          3,861          14,335
                                     -----------    -----------    ------------
    Total                                 7,467          3,867          14,052
                                     -----------    -----------    ------------

Charge-offs:

  Real estate held for sale:
    Residential construction              1,782              -             911
    Residential ground                      103              -               -
    Commercial permanent                      -          4,048           5,812
                                     -----------    -----------    ------------
      Total                               1,885          4,048           6,723
                                     -----------    -----------    ------------

    Total charge-offs on real estate
       held for investment or sale        1,885          4,048           6,723
                                     -----------    -----------    ------------



Balance at end of period:
  Real estate held for investment        10,064         10,188           9,899
  Real estate held for sale             114,491        101,275         109,074
                                     -----------    -----------    ------------
    Total                            $  124,555     $  111,463     $   118,973
                                     ===========    ===========    ============

Components of Reserve for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                                 December 31,
                                          --------------------------    September 30
                                              1994           1993            1994
                                          -----------    -----------    ------------
Reserve for losses on real estate
  held for investment:
  Commercial and multifamily              $    7,793     $    7,945     $     7,793
  Ground                                       1,999          1,972           1,975
  Other                                          272            271             131
                                          -----------    -----------    ------------
     Total                                    10,064         10,188           9,899
                                          -----------    -----------    ------------


Reserve for losses on real estate
  held for sale:
  Residential                                     57             81              66
  Home equity                                      8             52               4
  Commercial and multifamily                     143          1,424             142
  Commercial construction                      2,044            608           1,216
  Residential construction                       253          3,002           1,942
  Ground                                     111,986         96,108         105,704
                                          -----------    -----------    ------------
     Total                                   114,491        101,275         109,074
                                          -----------    -----------    ------------

     Total reserve for losses on real
       estate held for investment or sale $  124,555     $  111,463     $   118,973
                                          ===========    ===========    ============

The Bank maintains reserves for estimated losses on loans and real estate. The Bank's total reserves for losses on loans and real estate held for investment or sale increased by $5.1 million from the level at September 30, 1994 to $174.3 million at December 31, 1994. The $5.1 million net increase was primarily attributable to increased reserves established on the Communities. During the three months ended December 31, 1994, the Bank recorded net charge-offs of $2.0 million on loans secured by real estate and real estate held for investment or sale and provided an additional $7.3 million in valuation allowances on these assets.

The following table shows reserves for losses on performing and non-performing assets at the dates indicated.

                                      December 31, 1994
                               ------------------------------
                                             Non-
(In thousands)                 Performing performing  Total
                               ---------- --------- ---------
Reserves for losses on:
 Loans:
  Real estate .................   $13,430 $     389  $ 13,819
  Credit card .................    33,067     1,463    34,530
  Consumer and other ..........     1,392       -       1,392
                                --------- --------- ---------
   Total reserve for
    losses on loans ...........    47,889     1,852    49,741
                                --------- --------- ---------
 Real estate held for
  investment ..................     8,065     1,999    10,064
 Real estate held for sale ....       -     114,491   114,491
                                --------- --------- ---------
 Total reserve for losses on
   real estate held for
   investment or sale .........     8,065   116,490   124,555
                                --------- --------- ---------
Total reserves for losses .....   $55,954  $118,342  $174,296
                                ========= ========= =========

                                       September 30, 1994
                               ------------------------------
                                             Non-
(In thousands)                 Performing performing  Total
                               ---------- --------- ---------
Reserves for losses on:
 Loans:
  Real estate .................  $ 13,670 $     415 $  14,085
  Credit card .................    32,907     1,623    34,530
  Consumer and other ..........     1,590        -      1,590
                                --------- --------- ---------
   Total reserve for
    losses on loans ...........    48,167     2,038    50,205
                                --------- --------- ---------
 Real estate held for
  investment ..................     7,924     1,975     9,899
 Real estate held for sale ....       -     109,074   109,074
                                --------- --------- ---------
 Total reserve for losses on
   real estate held for
   investment or sale .........     7,924   111,049   118,973
                                --------- --------- ---------
 Total reserves for losses ....   $56,091  $113,087  $169,178
                                ========= ========= =========

Reserves for losses on loans secured by real estate and real estate held for investment or sale totaled $138.4 million at December 31, 1994, which constituted 34.8% of total non-performing real estate assets, before valuation allowances. This amount represented a $5.3 million increase over the September 30, 1994 level of $133.1 million, or 32.9% of total non-performing real estate assets, before valuation allowances at that date.

Effective October 1, 1994, the Bank provides additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities. During the December 1994 quarter, the Bank provided an additional $3.4 million in general valuation allowances against its Communities. The effect of such accounting treatment was to reduce the Bank's net income.

When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for reserves that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors. Reserves for losses on real estate held for sale at December 31, 1994 are in addition to approximately $62.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1994.

The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its reserves.

Net charge-offs of credit card loans for the three months ended December 31, 1994 were $8.5 million, compared to $12.1 million for the three months ended December 31, 1993. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of reserves established at the beginning of the fiscal period.

The reserve for losses on credit card loans remained constant at $34.5 million from September 30, 1994 to December 31, 1994. The ratios of the reserve for such losses to non-performing credit card loans and to outstanding credit card loans changed to 236.0% and 4.2%, respectively, at December 31, 1994 from 212.8% and 5.3%, respectively, at September 30, 1994.

The reserve for losses on consumer and other loans decreased to $1.4 million at December 31, 1994 from $1.6 million at September 30, 1994, primarily because of the repayment of one commercial collateralized loan. The ratios of the reserves for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans changed to 134.4% and 0.4%, respectively, at December 31, 1994 from 319.3% and 0.4%, respectively, at September 30, 1994.

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

The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans ("ARMs"), adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At December 31, 1994, adjustable-rate loans accounted for 81.5% of total loans. ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 11.8% of total loans, and credit card loans accounted for 29.1% of total loans at December 31, 1994.

In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, a negative gap implies that the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis assumes a parallel shift in interest rates for instruments of different maturities and does not reflect the possibility that retail deposit pricing changes may lag those of wholesale market funds which, in a period of rising interest rates, might serve to mitigate the decline in net interest spread. Since January 1994, before interest rates began their recent rise, short-term market rates have increased over 200 basis points while the Bank's overall deposit costs have increased less than 50 basis points. Conversely, retail deposit pricing may change more rapidly than changes in wholesale market rates.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1994, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and the prepayment rates assumed in each period for the Bank's loans are those rates published most recently by the FHLB of Atlanta. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                         More than       More than      More than
                                                         Six Months      One Year      Three Years
                                         Six Months       through         through        through      More than
                                          or Less         One Year      Three Years    Five Years     Five Years      Total
                                       -------------   -------------   ------------   ------------   -----------   -----------
As of December 31, 1994
Mortgage loans:
  Adjustable-rate                      $    318,973    $    188,573    $   425,970    $   364,202    $   18,470    $1,316,188
  Fixed-rate                                  8,881           8,441         38,200         30,715       103,844       190,081
  Loans held for sale                        29,852            -               -              -             -          29,852
  Home equity credit lines and
      second mortgages                       66,610          15,290            -              107           -          82,007
Credit card and other                       503,514          42,883        162,026        118,624        17,382       844,429
Loans held for securitization
    and sale                                375,000            -               -              -             -         375,000
Mortgage-backed securities                  209,913         188,899        564,624          8,166        11,833       983,435
Other investments                           119,919            -             4,401            100           -         124,420
                                       -------------   -------------   ------------   ------------   -----------   -----------
  Total interest-earning assets           1,632,662         444,086      1,195,221        521,914       151,529     3,945,412
Total non-interest earning assets              -               -               -              -         810,021       810,021
                                       -------------   -------------   ------------   ------------   -----------   -----------
  Total assets                         $  1,632,662    $    444,086    $ 1,195,221    $   521,914    $  961,550    $4,755,433
                                       =============   =============   ============   ============   ===========   ===========

Deposits:
  Fixed maturity deposits              $    378,573    $    196,956    $   162,924    $   104,076    $      -      $  842,529
  NOW, statement and passbook
      accounts                            1,502,288          41,004        136,569         92,952       198,092     1,970,905
  Money market deposit accounts           1,143,615            -               -              -             -       1,143,615
Borrowings:
  Capital notes - subordinated               10,000            -               -              -         150,000       160,000
  Other                                     152,121             108         27,214            592         6,386       186,421
                                       -------------   -------------   ------------   ------------   -----------   -----------
  Total interest-bearing liabilities      3,186,597         238,068        326,707        197,620       354,478     4,303,470
Total non-interest bearing liabilities         -               -               -              -         208,758       208,758
Stockholders' equity                           -               -               -              -         243,205       243,205
                                       -------------   -------------   ------------   ------------   -----------   -----------
  Total liabilities & stockholders'
      equity                           $  3,186,597    $    238,068    $   326,707    $   197,620    $  806,441    $4,755,433
                                       =============   =============   ============   ============   ===========   ===========

Gap                                     ($1,553,935)       $206,018       $868,514       $324,294     ($202,949)
Cumulative gap                          ($1,553,935)    ($1,347,917)     ($479,403)     ($155,109)    ($358,058)
Cumulative gap as a percentage
  of total assets                             (32.7)%         (28.3)%        (10.1)%         (3.3)%        (7.5)%

The one-year gap, as a percentage of total assets, was a negative 28.3% at December 31, 1994, compared to a negative 27.1% at September 30, 1994. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

At December 31, 1994, the Bank would not have been required to maintain additional amounts of risk-based capital under the interest-rate risk component of the OTS capital regulations.

Tax Sharing Payments. During the three months ended December 31, 1994, after receiving OTS approval, the Bank made $5.0 million of tax sharing payments to B. F. Saul Real Estate Investment Trust, which owns 80% of the Bank's Common Stock.

Capital. At December 31, 1994, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its December 31, 1994 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "adequately capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31, 1994 in relation to the regulatory requirements under FIRREA and OTS prompt corrective action regulations in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                           Minimum
                                                   Actual            Capital Requirement       Excess Capital
                                           ----------------------- ----------------------- -----------------------
                                                        As a %                  As a %                  As a %
                                             Amount  of Assets (3)   Amount    of Assets     Amount    of Assets
                                           --------- ------------- --------- ------------- --------- -------------
Capital per financial statements           $280,327
   Net unrealized holding losses (1)         24,887
                                           ---------
Adjusted capital                            305,214

Adjustments for tangible and core capital:
   Intangible assets                        (49,327)
   Non-includable subsidiaries  (2)          (9,735)
                                           ---------
      Total tangible capital                246,152          5.19% $ 71,107          1.50% $175,045          3.69%
   Supervisory goodwill (4)                  17,777  ============= ========= ============= ========= =============
                                           ---------
      Total core capital (3) (4)            263,929          5.57% $189,620          4.00% $ 74,309          1.57%
                                           --------- ============= ========= ============= ========= =============

      Total tier 1 risk-based capital (3)   263,929          6.76% $156,128          4.00% $107,801          2.76%
                                           --------- ============= ========= ============= ========= =============

Adjustments for risk-based capital:
   Subordinated capital debentures          152,900
   Reserve for general loan losses           42,508
                                           ---------
      Total supplementary capital           195,408
                                           ---------
      Total available capital               459,337
   Equity investments (2)                   (31,818)
                                           ---------
      Total risk-based capital (3)         $427,519         11.46% $312,256          8.00% $115,263          3.46%
                                           ========= ============= ========= ============= ========= =============

(1)Beginning December 31, 1994, the Bank adopted the OTS revised policy to exclude net unrealized holding gains
   (losses) from regulatory capital.
(2)Reflects an aggregate offset of $5.3 million representing the amount of general  reserves maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3)Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized"
   are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%
   and a total risk-based capital ratio of at least 10.0%.
(4)Effective January 1, 1995, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.375% to 0% of tangible assets.  If the 0% limit had been in effect on December 31, 1994, the
   Bank's core capital ratio would have been 5.19% or $56.5 million above the regulatory requirement.

In November 1994, the OTS revised its prior policy and announced that, beginning as early as December 1994, savings associations may exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. The Bank adopted the revised policy in December 1994.

Regulatory Action and Requirements. The Bank is subject to a written agreement with the OTS, as amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. On December 29, 1994, the OTS notified the Bank that it would not object to an increase in the Bank's total assets of approximately $75.0 million for the period October 1, 1994 through December 31, 1994.

Capital Maintenance Strategies. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at December 31, 1994, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 4.89%, 4.89% and 10.61%, respectively, which exceeded the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. At December 31, 1994, the Bank had $26.9 million, after subsequent valuation allowances, of extensions of credit to, and investment in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were subject at December 31, 1994 to a 40% phase-out from all three FIRREA capital requirements. This phase-out will increase to 60% on July 1, 1995 and 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At December 31, 1994, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $36.1 million which were subject to a 100% phase-out from total capital for risk-based capital purposes. Pursuant to OTS guidelines, $5.3 million of general reserves maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. Although there can be no assurances in this regard, management believes it will be able to obtain the necessary extensions. The following table sets forth the Bank's REO at December 31, 1994, after valuation allowances of $114.5 million, by the fiscal year in which the property was acquired through foreclosure.

    Fiscal Year         (In thousands)

    1990 (1) ..........   $ 119,045
    1991 ..............     106,012
    1992 ..............      15,646
    1993 ..............       6,630
    1994 ..............      18,509
    1995 ..............         593
                          ---------
            Total REO     $ 266,435
                          =========
- -----------------------
(1) Includes REO with an aggregate net book value of $31.8 million, which the Bank agreed to treat as equity investments for regulatory capital purposes.

At December 31, 1994, the Bank had $47.3 million in supervisory goodwill, of which $17.8 million was includable in core capital pursuant to statutory provisions limiting the includable amount of supervisory goodwill to an amount not to exceed 0.375% of tangible assets. Beginning January 1, 1995, supervisory goodwill must be completely excluded from core capital.

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


Prompt Corrective Action. Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At December 31, 1994, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.57%, 6.76% and 11.46%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of nonperforming assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS regulatory capital requirements, the Bank is required to phase out from regulatory capital supervisory goodwill and certain investments in subsidiaries. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized." On a fully phased-in basis at December 31, 1994, the Bank's regulatory capital ratios would meet the ratios established for "adequately capitalized" institutions.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General.     The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded
the cash generated by its operations.   This condition is currently the
case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of capital improvement costs and, commencing in fiscal 1994, the payment of interest on $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the
"Senior Secured Notes") sold on March 30, 1994.   In the past, the Real
Estate Trust had funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

The Real Estate Trust's current program of public Unsecured Notes sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. The table under "Recent Liquidity Trends" below provides information at December 31, 1994 with respect to the maturities of Unsecured Notes outstanding at such date.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. In fiscal 1994 and the three-month period ended December 31, 1994, the Real Estate Trust received total cash distributions of $4.6 and $1.4 million, respectively, from Saul Holdings.

Recent Liquidity Trends.     The Real Estate Trust's liquidity position was
positively affected by the sale of the Senior Secured Notes in the second quarter of fiscal 1994. The Real Estate Trust deposited approximately $25.8 million of the net proceeds of this issue with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to these securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. During fiscal 1994 and the first quarter of fiscal 1995, the Trust purchased 811,500 shares of common stock of Saul Centers, Inc. (representing 6.8% of such company's outstanding common stock) for approximately $13.9 million. These shares have been deposited with the Trustee to satisfy in part the collateral requirements for the Senior Secured Notes, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1994 is set forth in the following table. Of the $191.2 million of mortgage debt outstanding at December 31, 1994, $138.8 million was nonrecourse to the Real Estate Trust and $176.3 million was fixed-rate debt. The Senior Secured Notes are designated "Notes Payable-Secured" in the table and in the Consolidated Financial Statements included in this report.


                          Debt Maturity Schedule
                              (In thousands)


Fiscal             Mortgage       Notes Payable-  Notes Payable-
 Year               Notes            Secured      Unsecured       Total
- --------------------------------------------------------------------------
1995 (1)           $ 11,344         $   --         $  5,174       $ 16,518
1996                  8,489             --            5,771         14,260
1997                 19,138             --            5,373         24,511
1998                  7,112             --            6,310         13,422
1999                 16,793             --           12,880         29,673
Thereafter          128,333          175,000          4,525        307,858
                   --------         --------       --------       --------
                   $191,209         $175,000       $ 40,033       $406,242
                   ========         ========       ========       ========

(1) January 1, 1995 to September 30, 1995.

The Real Estate Trust anticipates that its capital improvement costs for its existing portfolio in the next several fiscal years will be in the range of $2.0 to $4.0 million per year.

The Real Estate Trust had negative cash flow from operating activities of $10.9 million in fiscal 1994 and $4.9 million during the three-month period ended December 31, 1994 before tax sharing payments from the Bank of $9.6 million and $5.0 million respectively. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, in the balance of fiscal 1995 and in subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the improved financial condition and operating results of the Bank in recent periods should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank, although there can be no assurance as to the amount or timing of any payments from such sources. As of December 31, 1994, $7.0 million in tax sharing payments were due to the Real Estate Trust. The Real Estate Trust to date has not received any cash dividends from the Bank. In October 1993, the Bank's written agreement with the OTS was amended to eliminate the requirement that the Bank obtain the written approval of the OTS prior to declaring or paying dividends on its common stock. OTS regulations tie the Bank's ability to pay dividends to specific levels of regulatory capital and earnings.

BANKING

Liquidity. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows.
The required liquidity level is currently 5.0%. The Bank's average monthly liquidity ratio for the month ended December 31, 1994 was 19.1%, compared to 18.6% for the month ended September 30, 1994. Additionally, the Bank met the liquidity level requirements for each month of the December 1994 quarter.

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities,
(ii) savings deposits, (iii) sales of loans and trading securities, and
(iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At December 31, 1994, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $917.5 million, $4.4 million and $1.0 billion, respectively. The estimated borrowing capacity of available mortgage loans, U.S. Government securities and mortgage-backed securities that could be pledged to the FHLB of Atlanta and various security dealers totaled $1.3 billion at December 31, 1994, after market-value and other adjustments.

In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card and home equity credit line receivables have been significant sources of liquidity for the Bank. During the first quarter of fiscal 1995, the Bank securitized and sold $575.0 million of credit card receivables. At December 31, 1994, the Bank was considering the securitization and sale of approximately $1.0 billion of credit card receivables, including $375.0 million of receivables outstanding at December 31, 1994 and $650.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending June 30, 1995. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card and home equity credit line receivables to meet liquidity and other balance sheet objectives.

The ability of the Bank to securitize and sell assets in the future will depend on a number of factors, including conditions in the market for asset-backed securities and competitive pressures in the credit card industry. The Bank does not currently anticipate relying upon securitization of receivables other than credit card and home equity credit line receivables. The Bank's currently projected levels of securitization of credit card and home equity credit line receivables reflect in part a reduction in the pool of receivables eligible for such securitization. The reduction in the amount of eligible receivables has resulted from prior securitization and sales activities. Management believes that to support future securitization activity, a sufficient pool of eligible receivables will be provided by the existing portfolio of receivables, the amortization of existing credit card trusts, increased usage of existing accounts and origination of new accounts.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the three months ended December 31, 1994, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $3.4 billion, repay borrowings of $636.8 million, fund existing and continuing loan commitments (including real estate held for investment or sale) of $959.1 million, purchase investments and loans of $82.7 million and meet operating expenses, before depreciation and amortization, of $61.7 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $3.4 billion, proceeds from borrowings of $682.6 million, proceeds from sales of loans, securities and real estate of $707.5 million, and principal and interest collected on investments, loans, mortgage-backed securities and trading securities of $166.0 million.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card and home equity credit line receivables. Of the $2.9 billion of outstanding trust certificate balances at December 31, 1994, the primary recourse to the Bank was approximately $77.2 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At December 31, 1994, recourse to the Bank under these arrangements was approximately $4.4 million.

The Bank's commitments at December 31, 1994 are set forth in the following table:

(In thousands)

Commitments to originate loans           $    33,291
                                         -----------
Loans in process (collateralized loans):
  Home equity ..........................     543,377
  Real estate construction .............      28,466
  Commercial and multifamily ...........         370
                                         -----------
                                             572,213
                                         -----------
Loans in process (unsecured loans):
  Credit cards .........................   8,078,246
  Overdraft lines ......................      43,996
  Commercial ...........................       3,242
                                         -----------
                                           8,125,484
                                         -----------
    Total commitments to extend credit .   8,730,988

Letters of credit .......................     54,766
Recourse arrangements on asset-backed
  securitizations ......................      77,227
Recourse arrangements on mortgage-backed
  securities ...........................       4,427
                                         -----------
    Total commitments .................. $ 8,867,408
                                         ===========

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.2% of commitments at December 31, 1994.

At December 31, 1994, repayments of borrowed money scheduled to occur during the next 12 months were $44.2 million. Certificates of deposit maturing during the next 12 months amounted to $575.5 million, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at December 31, 1994.

The Bank's liquidity requirements in fiscal 1995 and for years subsequent to fiscal 1995 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO
      THREE MONTHS ENDED DECEMBER 31, 1993

REAL ESTATE

The following table sets forth, for the three-month period ended December 31, 1994 (the "1995 quarter") and the three-month period ended December 31, 1993 (the "1994 quarter") direct operating results for the Real Estate Trust's (i) commercial properties (consisting of office and industrial properties), and (ii) hotel properties. On November 30, 1994, the Real Estate Trust acquired a 192-room hotel in Auburn Hills, Michigan. The operating results of that hotel for the 32-day period of Real Estate Trust's ownership are included in the portfolio's results for the 1995 quarter.

                                              Three Months Ended
                                                December 31
                                            --------------------
                                               1994      1993
                                            ---------- ---------
COMMERCIAL PROPERTIES                           (In thousands)

(OFFICE AND INDUSTRIAL PROPERTIES)

Revenue

    Base rent                                   $4,315    $3,478
    Expense recoveries                             221       151
    Other                                          103        94
                                               -------   -------
      Total revenues                             4,639     3,723
                                               -------   -------

Direct operating expenses
    Utilities                                      575       578
    Repairs and maintenance                        498       385
    Real estate taxes                              342       375
    Payroll                                        142       137
    Insurance                                       64        65
    Other                                          201       165
                                               -------   -------
      Total direct operating expenses            1,822     1,705
                                               -------   -------

Income after direct operating expenses          $2,817    $2,018
                                               =======   =======

HOTELS (1)
    Room sales                                  $7,735    $6,794
    Food sales                                   2,497     2,254
    Beverage sales                                 745       766
    Other                                          712       868
                                               -------   -------
      Total revenues                            11,689    10,682
                                               -------   -------

Direct operating expenses
    Payroll                                      3,738     3,555
    Cost of sales                                1,147     1,069
    Utilities                                      680       677
    Repairs and mainenance                         611       564
    Adverting and promotion                        560       532
    Property taxes                                 306       230
    Insurance                                      140       140
    Other                                        1,253     1,138
                                               -------   -------
      Total direct operating expenses            8,435     7,905
                                               -------   -------

Income after direct operating expenses          $3,254    $2,777
                                               =======   =======

(1) Includes the results of the Real Estate Trust's acquisition of a 192-room hotel on November 30, 1994.

The Real Estate Trust recorded a loss before depreciation and amortization of $4.8 million and an operating loss of $7.2 million in the 1995 quarter compared to a loss before depreciation and amortization of $7.5 million and an operating loss of $10.1 million in the corresponding prior period. The reduction in the operating loss was largely attributable to a $1.4 million writedown of real estate included in the results for the 1994 quarter and an improvement in the operations of income-producing properties in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $799,000 (39.6%)in the 1995 quarter compared to such income in the 1994 quarter. Almost all of the growth in gross income, which amounted to $916,000 (24.6%), resulted from higher base rents. Expenses increased by $117,000 (6.9%).

Income after direct operating expenses from hotel properties increased $477,000 (17.2%) in the 1995 quarter over the level achieved in the 1994 quarter. In the current period, room sales increased by $941,000 (13.9%), while food and beverage sales increased by $222,000 (7.4%). Total revenue increased by $1,007,000 (9.4%), while total expenses increased by $530,000 (6.7%). The increase in revenue was due to improved market conditions, which permitted management to raise average room rates by 7% while maintaining occupancy.

Interest expense increased by $376,000 (3.9%) in the 1995 quarter, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $403.9 million for 1995 quarter from $304.0 million for the prior period. This increase in average borrowings occurred as a result of the sale of $175.0 million principal amount of Senior Secured Notes in the second quarter of fiscal 1994.

Depreciation increased $254,000 (12.2%) in the current period as a result of new tenant improvements and the newly acquired hotel property.

Amortization of debt expense declined $373,000 (77.9%) in the 1995 quarter. The decline was largely attributable the amortization of a credit arising from a lender's forgiveness of debt. There was no similar item in the prior corresponding period.

Advisory, management and leasing fees paid to related parties increased $226,000 (14.7%) in 1995 quarter from the expense level in the 1994 quarter. The monthly advisory fee in the 1995 quarter was $292,000, compared to $250,000 in the prior period, which represented a cumulative increase of $125,000. The balance of the increase in this expense item reflected higher management fees resulting from higher revenues.

General and administrative expense decreased $73,000 (14.6%) in the current period principally as a result of lower legal and accounting costs.

BANKING

Overview. The Bank recorded operating of $6.0 million for the three months ended December 31, 1994, (the "1995 quarter"), compared to operating income of $6.0 million for the three months ended December 31, 1993 (the "1994 quarter").

Net Interest Income. Net interest income, before the provision for loan losses, decreased $0.3 million (or 0.7%) in the 1995 quarter. The Bank would have recorded interest income of $1.8 million for the 1995 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.3 million was actually recorded on non-accrual assets and restructured loans for the 1995 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                         Three Months Ended December 31,
                                                        --------------------------------------------------------------
                                                                       1994                            1993
                                                        ------------------------------  ------------------------------
                                                          Average              Yield/     Average              Yield/
                                                          Balances   Interest   Rate      Balances   Interest   Rate
                                                        -----------  --------  -------  -----------  --------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                             $2,724,241   $63,628    9.34 %  $2,483,114   $59,164    9.53 %
  Mortgage-backed securities                             1,031,726    15,606    6.05     1,431,079    20,357    5.69
  Trading securities                                         4,101        84    8.19        26,465       412    6.23
  Federal funds sold                                        50,335       659    5.24        17,487       131    3.00
  Investment securities                                      4,400        89    8.09         4,688        81    6.91
  Other interest-earning assets                            150,534     1,717    4.56       208,643     1,511    2.90
                                                        -----------  --------           -----------  --------
   Total                                                 3,965,337    81,783    8.25     4,171,476    81,656    7.83
                                                                     --------  -------               --------  -------

 Noninterest-earning assets:
  Cash                                                     127,061                         113,301
  Real estate held for investment or sale                  327,492                         391,983
  Property and equipment,  net                             143,552                         136,011
  Cost in excess of net assets acquired,  net                6,653                           9,333
  Other assets                                             129,457                         163,340
                                                        -----------                     -----------
   Total assets                                         $4,699,552                      $4,985,444
                                                        ===========                     ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                                      $  870,984     5,980    2.75    $  800,230     5,376    2.69
   Savings deposits                                      1,186,409     9,939    3.35     1,053,995     8,710    3.31
   Time deposits                                           790,826     8,654    4.38       804,299     8,041    4.00
   Money market deposits                                 1,133,372    11,368    4.01     1,181,021     9,256    3.13
                                                        -----------  --------           -----------  --------
   Total deposits                                        3,981,591    35,941    3.61     3,839,545    31,383    3.27
  Borrowings                                               368,719     6,700    7.27       792,038    10,837    5.47
                                                        -----------  --------           -----------  --------
   Total liabilities                                     4,350,310    42,641    3.92     4,631,583    42,220    3.65
                                                                     --------  -------               --------  -------
 Noninterest-bearing items:
  Noninterest-bearing deposits                              65,348                          55,742
  Other liabilities                                         33,549                          37,186
  Stockholders' equity                                     250,345                         260,933
                                                        -----------                     -----------
   Total liabilities and stockholders' equity           $4,699,552                      $4,985,444
                                                        ===========                     ===========

Net interest income                                                  $39,142                         $39,436
                                                                     ========                        ========
Net interest spread (2)                                                         4.33 %                          4.18 %
                                                                               =======                         =======
Net yield on interest-earning assets (3)                                        3.95 %                          3.78 %
                                                                               =======                         =======
Interest-earning assets to interest-bearing liabilities                        91.15 %                         90.07 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                            Three Months Ended December 31, 1994
                                                        Compared to
                                            Three Months Ended December 31, 1993
                                                    Increase (Decrease)
                                                   Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
                                            Volume          Rate          Change
                                         ------------   ------------   ------------
Interest income:
    Loans (2)                            $    11,532    $    (7,068)   $     4,464
    Mortgage-backed securities               (12,272)         7,521         (4,751)
    Trading securities                          (995)           667           (328)
    Federal funds sold                           378            150            528
    Investment securities                        (27)            35              8
    Other interest-earning assets             (2,200)         2,406            206
                                         ------------   ------------   ------------
        Total interest income                 (3,584)         3,711            127
                                         ------------   ------------   ------------

Interest expense:
    Deposit accounts                           1,196          3,362          4,558
    Borrowings                               (20,208)        16,071         (4,137)
                                         ------------   ------------   ------------
        Total interest expense               (19,012)        19,433            421
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    15,428    $   (15,722)   $      (294)
                                         ============   ============   ============

(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1995 quarter increased $0.1 million from the level in the 1994 quarter primarily as a result of higher average balances of loans receivable and, to a lesser extent, federal funds sold. Higher average yields earned by the Bank on certain categories of its interest-earning assets also contributed to the increase in interest income. The effect on interest income of higher average balances and higher average yields was offset in part by lower average balances of mortgage-backed securities and, to a lesser extent, lower average yields on loans receivable.

The Bank's net interest spread increased to 4.33% in the 1995 quarter from 4.18% in the 1993 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect recent increases in market interest rates to which rates on such products are indexed.

Interest income on loans, the largest category of interest-earning assets, increased by $4.5 million (or 7.5%) from the 1994 quarter. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of consumer loans increased $208.4 million (or 127.9%) in the 1995 quarter, as a result of increased originations of automobile loans, which were largely responsible for the increase of $4.4 million (or 128.7%) in interest income on consumer loans. Average balances of single-family residential permanent loans increased $63.9 million (or 4.8%) as a result of increased originations of such loans during the current quarter. Interest income on these loans increased $1.9 million (or 8.5%) from the 1994 quarter. Average balances of credit card and home equity credit line loans declined in the 1995 quarter, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $1.4 billion and $575.0 million of credit card receivables during fiscal 1994 and the 1995 quarter, respectively, contributed to a decline of $10.6 million (or 1.3%) in average balances of credit card receivables. The securitization and sale of $181.9 million of home equity credit line receivables in September 1994 contributed to a decline of $28.0 million (or 33.0%) in average balances of home equity credit line receivables, which resulted in a $0.3 million decline in interest income from these assets.

Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the loan portfolio in the 1995 quarter decreased by 19 basis points (to 9.34% from 9.53%) from the average yield in the 1994 quarter. Special introductory and promotional interest rates to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 13.84% from 15.12%. This decrease was largely responsible for a $3.0 million decline in interest income on credit card loans. The effect of the lower yield on credit card loans was offset by increases in the average yields on single-family residential permanent and home equity credit line loans to 7.06% from 6.83% and to 7.91% from 6.59%, respectively. The increase in the average yields on these loans reflects the upward adjustment of interest rates on such loans to reflect increases in market interest rates to which rates on such products are indexed.Interest income on mortgage-backed securities decreased $4.8 million (or 23.3%) primarily because of lower average balances. The reduced mortgage-backed security balances in the 1995 quarter reflected the effects of scheduled principal paydowns and
unscheduled principal prepayments.   The negative effect of the lower
average balances was offset in part by an increase in the average interest rates on these securities to 6.05% from 5.69%, primarily as a result of rate adjustments to reflect current market interest rates on securities that are repricing.

Other interest income increased by $0.7 million (or 43.1%) in the 1995 quarter as a result of higher average yields and higher average balances of federal funds sold.

Interest expense increased $0.4 million for the 1995 quarter because of an increase of $4.5 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.61% from 3.27%), which reflected the recent increase in market interest rates, and, to a lesser extent, an increase in average deposit balances of $142.0 million. See "Financial Condition - Asset and Liability Management."

The increase in interest expense on deposits was partially offset by a $4.1 million decrease in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $2.3 million decrease in interest expense on FHLB of Atlanta advances and a $2.1 million decrease in interest expense on the Bank's subordinated debentures. A decrease of $323.8 million (or 75.9%) in the average balance of FHLB of Atlanta advances contributed to the reduced interest expense on such borrowings. Such decrease was offset in part by an increase in the average cost of FHLB of Atlanta advances to 5.30% from 3.43%, which reflected the recent increase in market interest rates. The decline in interest expense on the Bank's subordinated debentures reflected the effects of the refinancing of two outstanding debenture issues in the first quarter of fiscal 1994 with the proceeds of a new, lower-rate debenture issue. As a result of such refinancing, the annual interest rate paid by the Bank on its debentures decreased to 9.23% in the 1995 quarter from 12.15% in the 1994 quarter.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $8.6 million in the 1995 quarter from $11.7 million in the 1994 quarter. The decrease was primarily attributable to a decrease of $4.2 million in the provision for losses on credit card loans. The lower provision resulted in part from a decline in net charge-offs of credit card loans in the 1995 quarter. In addition, the securitization and sale of $1.4 billion of credit card receivables during fiscal 1994 and of $575.0 million of credit card receivables in the December 1994 quarter, respectively, reduced the amount of such receivables against which the Bank maintains the reserve. See "Financial Condition - Asset Quality - Reserves for Losses."

Other Income. The increase in other (non-interest) income to $43.1 million in the 1995 quarter from $35.3 million in the 1994 quarter was primarily attributable to an increase in loan and deposit servicing fees. The positive effect of this item on other income was partially offset by a decrease in credit card fees, a decrease in earnings on real estate held for investment of sale, a decrease in the gain on sales of credit card relationships and loans, and a decrease in the gain on sales of mortgage servicing rights.

An increase of $10.0 million in excess servicing fees and $6.0 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $18.0 million (or 85.6%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $0.4 million increase in excess servicing fees related to home equity credit line securitizations.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $2.3 million (36.3%) in the 1995 quarter from the level in the 1994 quarter. The decrease was primarily attributable to a $1.5 million increase in rebates on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. Also contributing to the decrease was a $1.3 million decrease in late charges recorded. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of increased account activity. The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption in June 1993 of active national solicitation of new credit card accounts.

The $3.2 million decrease in earnings on real estate held for investment or sale was primarily attributable to an increase of $3.6 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Reserves for Losses." A decrease of $0.5 million in the operating income generated by the Bank's REO properties and a decrease of $0.5 million in partnership earnings recorded on real estate held for investment, also contributed to the decline in earnings on real estate held for investment or sale. The negative effect of these items was partially offset by a $0.6 million increase in the gain recorded on sales of the Bank's REO properties.

Gain on sales of credit card relationships and loans decreased by $2.3 million as a result of a decline in loan sales to third parties during the 1995 quarter.

Gain on sales of mortgage servicing rights decreased by $2.2 million as a result of a decline in sales of mortgage servicing rights during the current period. During the 1995 and 1994 quarters, the Bank sold the rights to service mortgage loans with principal balances of approximately $32.1 million and $150.6 million, respectively.

Operating Expenses. Operating expenses for the 1995 quarter increased $7.9 million (13.9%) from the level in the 1994 quarter. The main components of the higher operating expenses were increases in marketing expenses, salaries and employee benefits, and data processing expenses. The $3.3 million increase in marketing expenses was primarily incurred in connection with the Bank's continued expansion of it's marketing program for its credit card products and services which began in June 1993 with the resumption of active national solicitation of new credit card accounts.
The $2.4 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $3.0 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 quarter.

                            OTHER INFORMATION




PART II.




ITEM 6. Exhibits and Reports on Form 8-K

        Exhibit 27

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                  -----------------------------------------
                                  (Registrant)




Date:  February 10, 1994          Stephen R. Halpin, Jr.
       -----------------          -----------------------------------------
                                  Vice President
                                  Chief Financial Officer




Date:  February 10, 1994          Ross E. Heasley
       -----------------          -----------------------------------------
                                  Vice President
                                  Principal Accounting Officer