Form 10-Q
period 1995-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1995-05-15
CIK 86902

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1995
                               --------------------------------------------
                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 10, 1995, was 4,826,910.

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         (a) Consolidated Balance Sheets at March 31, 1995 and
             September 30, 1994

         (b) Consolidated Statements of Operations for the three-month and six-month periods ended
             March 31, 1995 and 1994

         (c) Consolidated Statements of Cash Flows for the six-month periods ended March 31, 1995 and 1994

         (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         (a) Financial Condition
                Real Estate
                Banking

         (b) Liquidity and Capital Resources
                Real Estate
                Banking

         (c) Results of Operations
                Three Months Ended March 31, 1995 Compared to
                    Three Months Ended March 31, 1994
                Six Months Ended March 31, 1995 Compared to
                    Six Months Ended March 31, 1994

PART II.  OTHER INFORMATION

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                                             March 31   September 30
(In thousands)                                                                                                    1995         1994
                                                                                                           ------------ ------------
ASSETS
Real Estate
Income-producing properties
    Commercial                                                                                                $112,144     $110,895
    Hotel                                                                                                      123,834      112,160
    Other                                                                                                        4,619        4,585
                                                                                                           ------------ ------------
                                                                                                               240,597      227,640
    Accumulated depreciation                                                                                   (72,752)     (68,111)
                                                                                                           ------------ ------------
                                                                                                               167,845      159,529
Land parcels                                                                                                    38,501       38,455
Cash and cash equivalents                                                                                       16,633       30,445
Other assets                                                                                                    96,727       99,310
                                                                                                           ------------ ------------
                    Total real estate assets                                                                   319,706      327,739
                                                                                                           ------------ ------------
Banking
Cash and due from banks                                                                                        129,438      166,752
Interest-bearing deposits                                                                                       45,040       14,345
Federal funds sold and securities purchased under agreements to resell                                               0      191,000
Loans held for sale                                                                                             29,521       33,598
Loans held for securitization and sale                                                                         865,000      115,000
Investment securities (market value $4,300 and $4,364, respectively)                                             4,300        4,364
Mortgage-backed securities (market value $964,196 and $1,025,525, respectively)                                967,147    1,025,525
Loans receivable (net of reserve for losses of $54,137 and $50,205, respectively)                            2,084,041    2,357,598
Federal Home Loan Bank stock                                                                                    31,940       31,940
Real estate held for investment or sale (net of reserve for losses of $130,755 and $118,973, respectively)     308,152      330,655
Property and equipment, net                                                                                    153,327      144,408
Cost in excess of net assets acquired, net                                                                       5,332        6,582
Excess servicing assets, net                                                                                    18,904       25,198
Purchased mortgage servicing rights, net                                                                        14,952       15,304
Other assets                                                                                                   222,801      204,029
                                                                                                           ------------ ------------
                    Total banking assets                                                                     4,879,895    4,666,298
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                                $5,199,601   $4,994,037
                                                                                                           ============ ============
LIABILITIES
Real Estate
Mortgage notes payable                                                                                        $188,903     $185,730
Notes payable - secured                                                                                        175,000      175,000
Notes payable - unsecured                                                                                       40,534       40,288
Deferred gains - real estate                                                                                   112,883      112,883
Other liabilities and accrued expenses                                                                          41,702       44,208
                                                                                                           ------------ ------------
                    Total real estate liabilities                                                              559,022      558,109
                                                                                                           ------------ ------------
Banking
Deposit accounts                                                                                             4,039,339    4,008,761
Securities sold under repurchase agreements and other short-term borrowings                                    124,466        8,907
Bonds payable                                                                                                   23,725       24,030
Notes payable                                                                                                    7,614        7,729
Federal Home Loan Bank advances                                                                                165,690      100,000
Custodial accounts                                                                                              30,622       19,523
Amounts due to banks                                                                                            28,091       30,373
Other liabilities                                                                                               38,523       54,509
Capital notes -- subordinated                                                                                  160,000      160,000
                                                                                                           ------------ ------------
                    Total banking liabilities                                                                4,618,070    4,413,832
                                                                                                           ------------ ------------

Minority interest held by affiliates                                                                            37,504       35,632
Minority interest -- other                                                                                      74,307       74,307
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                            5,288,903    5,081,880
                                                                                                           ------------ ------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                             516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                      6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (137,138)    (134,793)
Net unrealized holding loss                                                                                    (10,417)     (11,303)
                                                                                                           ------------ ------------
                                                                                                               (47,454)     (45,995)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (89,302)     (87,843)
                                                                                                           ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                 $5,199,601   $4,994,037
                                                                                                           ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                               For the Three Months       For the Six Months
                                                                                 Ended March 31            Ended March 31

(In thousands, except per share amounts)                                        1995         1994         1995         1994
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE
Income
Commercial properties                                                            $4,820       $4,054       $9,459       $7,777
Hotels                                                                           11,511        9,639       23,200       20,321
Other                                                                             1,210          490        2,206          939
                                                                            ------------ ------------ ------------ ------------
Total income                                                                     17,541       14,183       34,865       29,037
                                                                            ------------ ------------ ------------ ------------
Expenses
Direct operating expenses:
    Commercial properties                                                         1,869        1,783        3,691        3,488
    Hotels                                                                        8,973        8,084       17,408       15,989
    Land parcels and other                                                          338          321          688          650
Interest expense                                                                 10,175        9,661       20,315       19,425
Amortization of debt expense                                                        131          477          237          956
Depreciation                                                                      2,334        2,050        4,663        4,125
Advisory, management and leasing fees - related parties                           1,755        1,501        3,514        3,034
General and administrative                                                        1,128          466        1,556          967
Write-down of real estate to net realizable value                                     0            0            0        1,380
                                                                            ------------ ------------ ------------ ------------
Total expenses                                                                   26,703       24,343       52,072       50,014
                                                                            ------------ ------------ ------------ ------------
Equity in earnings of unconsolidated entities                                       935          899        1,763        1,624
Gain on sale of property                                                          1,653            0        1,653            0
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE OPERATING LOSS                                                       (6,574)      (9,261)     (13,791)     (19,353)
                                                                            ------------ ------------ ------------ ------------
BANKING
Interest income
Loans                                                                            73,273       67,083      136,901      126,247
Mortgage-backed securities                                                       15,434       17,939       31,040       38,296
Trading securities                                                                   60          303          144          715
Investment securities                                                                51           50           97          100
Other                                                                             2,492        1,419        4,911        3,092
                                                                            ------------ ------------ ------------ ------------
Total interest income                                                            91,310       86,794      173,093      168,450
                                                                            ------------ ------------ ------------ ------------
Interest expense
Deposit accounts                                                                 36,662       32,730       72,603       64,113
Short-term borrowings                                                             5,725        3,537        8,049        6,755
Long-term borrowings                                                              4,432        5,869        8,808       13,488
                                                                            ------------ ------------ ------------ ------------
Total interest expense                                                           46,819       42,136       89,460       84,356
                                                                            ------------ ------------ ------------ ------------
Net interest income                                                              44,491       44,658       83,633       84,094
Provision for loan losses                                                       (13,618)      (3,216)     (22,225)     (14,899)
                                                                            ------------ ------------ ------------ ------------
Net interest income after provision for loan losses                              30,873       41,442       61,408       69,195
                                                                            ------------ ------------ ------------ ------------
Other income
Credit card fees                                                                  2,516        5,550        6,598       11,953
Loan servicing fees                                                              42,277       12,103       75,430       28,212
Deposit servicing fees                                                            5,750        4,721       11,577        9,614
Gain (loss) on sales of trading securities, net                                    (218)        (375)        (329)         433
Earnings (loss) on real estate held for investment or sale, net                     957       (2,357)      (2,572)      (2,641)
Gain on sales of credit card relationships and loans, net                            28       18,968          238       21,458
Gain on sales of mortgage servicing rights, net                                     408        1,558          814        4,130
Other                                                                             3,586        2,257        6,655        4,595
                                                                            ------------ ------------ ------------ ------------
Total other income                                                               55,304       42,425       98,411       77,754
                                                                            ------------ ------------ ------------ ------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                               For the Three Months       For the Six Months
                                                                                 Ended March 31            Ended March 31

(In thousands, except per share amounts)                                        1995         1994         1995         1994
                                                                            ------------ ------------ ------------ ------------
Operating expenses
Salaries and employee benefits                                                  $26,817      $21,239      $50,583      $42,645
Loan                                                                              3,865        2,218        6,842        8,692
Property and equipment                                                            7,091        6,348       13,821       12,679
Marketing                                                                        11,061       12,032       23,179       19,337
Data processing                                                                  10,801        7,123       20,160       13,457
Deposit insurance premiums                                                        2,907        2,819        5,838        5,777
Amortization of cost in excess of net assets acquired                               627          959        1,252        1,475
Other                                                                            10,637        6,512       19,739       12,275
                                                                            ------------ ------------ ------------ ------------
Total operating expenses                                                         73,806       59,250      141,414      116,337
                                                                            ------------ ------------ ------------ ------------
BANKING OPERATING INCOME                                                         12,371       24,617       18,405       30,612
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY
Operating income before income taxes, extraordinary items,
    cumulative effect of change in accounting principle,
    and minority interest                                                         5,797       15,356        4,614       11,259
Income tax benefit                                                                  874        6,903          433        6,195
                                                                            ------------ ------------ ------------ ------------
Income before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                       4,923        8,453        4,181        5,064
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                0       (4,982)           0      (11,315)
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                               4,923        3,471        4,181       (6,251)
Cumulative effect of change in accounting principle                                   0            0            0       36,260
                                                                            ------------ ------------ ------------ ------------
Income before minority interest                                                   4,923        3,471        4,181       30,009
Minority interest held by affiliates                                             (1,351)      (2,376)      (1,651)      (2,881)
Minority interest -- other                                                       (2,437)      (2,437)      (4,875)      (4,875)
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY NET INCOME  (LOSS)                                                  1,135       (1,342)      (2,345)      22,253

DEFICIT
Beginning of period                                                            (138,273)    (134,287)    (134,793)    (157,882)
                                                                            ------------ ------------ ------------ ------------

End of period                                                                 ($137,138)   ($135,629)   ($137,138)   ($135,629)
                                                                            ============ ============ ============ ============
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                  ($220)     ($2,697)     ($5,055)     $19,543

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                       $0.73        $1.46        $0.30        $0.49
Extraordinary items:
    Loss on early extinguishment of debt, net of taxes                             0.00        (1.03)        0.00        (2.34)
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                                0.73         0.43         0.30        (1.85)
Cumulative effect of change in accounting principle                                0.00         0.00         0.00         7.51
                                                                            ------------ ------------ ------------ ------------
Income (loss) before minority interest                                             0.73         0.43         0.30         5.66
Minority interest held by affiliates                                              (0.28)       (0.49)       (0.34)       (0.60)
Minority interest -- other                                                        (0.50)       (0.50)       (1.01)       (1.01)
                                                                            ------------ ------------ ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                                (0.05)       (0.56)       (1.05)        4.05
                                                                            ============ ============ ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                                              For the Six Months
                                                                                                                Ended March 31
(In thousands)                                                                                                 1995         1994
                                                                                                           ------------ ------------
Real Estate
Net income (loss)                                                                                              ($8,947)     $10,727
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                                 4,663        4,125
    Write-down of real estate to net realizable value                                                                0        1,380
    (Increase) decrease in accounts receivable and accrued income                                               (6,992)        (971)
    Increase in deferred tax asset                                                                              (4,860)     (38,409)
    Decrease in accounts payable and accrued expenses                                                              137      (14,146)
    Decrease in tax sharing receivable                                                                          10,000        1,310
    Amortization of debt expense                                                                                   230          956
    Equity in earnings of unconsolidated entities                                                               (1,869)      (1,657)
    Gain on sale of property                                                                                    (1,653)           0
    Other                                                                                                        8,127      (11,318)
                                                                                                           ------------ ------------
                                                                                                                (1,164)     (48,003)
                                                                                                           ------------ ------------
Banking
Net income                                                                                                       6,602       11,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Accretion of premiums, discounts and net deferred loan fees                                                   (928)        (782)
    Depreciation and amortization                                                                               10,616        8,544
    Amortization of cost in excess of net assets acquired and purchased mortgage
        servicing rights                                                                                         1,604        6,193
    Loss on extinguishment of debt                                                                                   0       10,476
    Provision for loan losses                                                                                   22,225       14,899
    Net fundings of loans held for sale  and/or securitization                                                (141,979)    (599,508)
    Proceeds from sales of trading securities                                                                   95,112      446,537
    Proceeds from sales of loans held for sale and/or securitization                                         1,083,992      693,790
    Earnings on real estate                                                                                     (1,895)      (5,936)
    Provision for losses on real estate held for investment or sale                                             13,809       10,868
    (Gain) loss on sales of trading securities, net                                                                329         (433)
    Gain on sales of credit card relationships and loans, net                                                     (238)     (21,458)
    Gain on sales of mortgage servicing rights, net                                                               (814)      (4,130)
    Minority interest held by affiliates                                                                         1,651        2,881
    Minority interest - other                                                                                    4,875        4,875
    Decrease in excess servicing assets                                                                          6,294        9,719
    (Increase) decrease in other assets                                                                         (9,297)      47,377
    Decrease in other liabilities and accrued expenses                                                         (18,270)       6,628
    Decrease in tax sharing payable                                                                            (10,000)      (1,310)
    Other, net                                                                                                   5,421        3,724
                                                                                                           ------------ ------------
                                                                                                             1,069,109      644,480
                                                                                                           ------------ ------------
Net cash provided by operating activities                                                                    1,067,945      596,477
                                                                                                           ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                               (2,786)      (1,926)
Property acquisitions                                                                                          (10,159)           0
Equity investment in unconsolidated entities                                                                    (2,960)         (42)
Other investing activities                                                                                          51            8
                                                                                                           ------------ ------------
                                                                                                               (15,854)      (1,960)
                                                                                                           ------------ ------------
Banking
Proceeds from maturities of investment securities                                                                  100            0
Net proceeds from sales of real estate                                                                          34,005       49,841
Net proceeds from sales of mortgage servicing rights                                                               814        4,130
Net fundings of loans receivable                                                                            (1,452,497)    (496,979)
Principal collected on mortgage-backed securities                                                               81,633      291,360
Purchases of mortgage-backed securities                                                                        (45,958)    (167,542)
Purchases of loans receivable                                                                                  (61,708)    (148,047)
Purchases of property and equipment                                                                            (17,932)      (8,449)
Purchases of mortgage servicing rights                                                                               0         (888)
Disbursements for real estate held for investment or sale                                                      (23,129)     (36,119)
Other investing activities, net                                                                                    313          575
                                                                                                           ------------ ------------
                                                                                                            (1,484,359)    (512,118)
                                                                                                           ------------ ------------
Net cash used in investing activities                                                                       (1,500,213)    (514,078)
                                                                                                           ------------ ------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                                              For the Six Months
                                                                                                                Ended March 31
(In thousands)                                                                                                 1995         1994
                                                                                                           ------------ ------------
Real Estate
Proceeds from mortgage financing                                                                               $11,400         $461
Principal curtailments and repayments of mortgages                                                              (8,173)     (69,318)
Proceeds from sales of secured notes                                                                                 0      175,000
Proceeds from sales of unsecured notes                                                                           2,254        6,836
Repayments of unsecured notes                                                                                   (2,008)      (4,233)
Costs of obtaining financings                                                                                     (267)      (8,761)
Other financing activities, net                                                                                      0            0
                                                                                                           ------------ ------------
                                                                                                                 3,206       99,985
                                                                                                           ------------ ------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                         6,881,059    5,770,386
Customer withdrawals of deposits and payments for maturing certificates of deposit                          (6,850,481)  (5,600,353)
Net increase (decrease) in securities sold under repurchase agreements                                         116,181      (81,533)
Advances from the Federal Home Loan Bank                                                                       315,690      589,300
Repayments of advances from the Federal Home Loan Bank                                                        (250,000)    (751,300)
Proceeds from other borrowings                                                                                 331,625      156,597
Repayments of other borrowings                                                                                (332,667)    (155,830)
Cash dividends paid on preferred stock                                                                          (4,875)      (4,875)
Repayment of capital notes - subordinated                                                                            0     (134,153)
Net proceeds received from capital notes - subordinated                                                              0      143,603
Other financing activities, net                                                                                 11,099        6,465
                                                                                                           ------------ ------------
                                                                                                               217,631      (61,693)
                                                                                                           ------------ ------------
Net cash provided by financing activities                                                                      220,837       38,292
                                                                                                           ------------ ------------
Net increase (decrease) in cash and cash equivalents                                                          (211,431)     120,691
Cash and cash equivalents at beginning of period                                                               402,542      185,909
                                                                                                           ------------ ------------
Cash and cash equivalents at end of period                                                                    $191,111     $306,600
                                                                                                           ============ ============

    Cash paid during the period for:
        Interest (net of amount capitalized)                                                                  $112,524      $87,520
        Income taxes                                                                                              (163)         356

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                       2,045        2,793
    Loans held for sale exchanged for mortgage-backed securities held for sale                                  49,735      278,440
    Mortgage-backed securities transferred to mortgage-backed securities available-for-sale                          0    1,501,192
    Loans receivable transferred to loans held for sale and/or securitization                                1,738,000      792,794
    Investment securities transferred to investment securities available-for-sale                                    0        4,789
    Loans made in connection with the sale of real estate                                                        1,389       10,045
    Loans receivable transferred to real estate acquired in settlement of loans                                  3,832        2,164
    Loans classified as in-substance foreclosed transferred to loans receivable                                      0       15,008
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                                  23,155            0
    Loans held for sale and/or securitization transferred to loans receivable                                        0        3,507


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

4.   BANKING:

LOANS HELD FOR SALE:

At March 31, 1995 and September 30, 1994, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                    March 31,                 September 30,
                                      1995                           1994
                                   -----------                 ------------
(In thousands)

Credit card receivables            $  565,000                  $   115,000
Automobile loan receivables           200,000                         -
Home equity credit line receivables   100,000                         -
                                   -----------                 ------------
  Total                            $  865,000                  $   115,000
                                   ===========                 ============

SECURITIES:

Investment Securities and Mortgage-Backed Securities:

At March 31, 1995, all investment securities held by the Bank are classified as available-for-sale and recorded at fair value. At March 31, 1995, $944.1 million of mortgage-backed securities held by the Bank are classified as available- for-sale and recorded at fair value and $23.1 million of mortgage-backed securities held by the Bank are classified as held-to-maturity and reported at amortized cost. At March 31, 1995, net unrealized holding losses on available-for-sale securities in the amount of $13.0 million, net of the related income tax effect, are included in a separate component of stockholders' equity.

Gross unrealized holding gains and losses on the Bank's investment securities at March 31, 1995 are as follows:

                                          Gross       Gross
                                        Unrealized  Unrealized   Aggregate
                            Amortized     Holding     Holding      Fair
                              Cost         Gains       Losses      Value
                          -----------   ----------- ----------   ----------
(In thousands)
U.S. Government securities
  Maturing after one year,
  but within five years   $    4,402    $    -        $  (102)   $   4,300
                          ===========   ===========   ========   ==========

Gross unrealized holding gains and losses on the Bank's mortgage-backed securities classified as available-for-sale at March 31, 1995 are as follows:

                                          Gross       Gross
                                        Unrealized  Unrealized   Aggregate
                            Amortized     Holding     Holding      Fair
                              Cost         Gains       Losses      Value
                          -----------   ----------- ----------   ----------
(In thousands)
FHLMC                     $  773,307    $      734  $ (22,094)   $ 751,947
FNMA                          32,046            57       (302)      31,801
Private label, AA-rated      160,157           656       (489)     160,324
                          -----------   ----------- ----------   ----------
    Total                 $  965,510    $    1,447  $ (22,885)   $ 944,072
                          ===========   =========== ==========   ==========

Gross unrealized holding gains and losses on the Bank's mortgage-backed securities classified as held-to-maturity at March 31, 1995 are as follows:

                                          Gross       Gross
                                        Unrealized  Unrealized   Aggregate
                            Amortized     Holding     Holding      Fair
                              Cost         Gains       Losses      Value
                          -----------   ----------- ----------   ----------
(In thousands)
FHLMC                     $   23,075    $     -      $ (2,951)   $  20,124
                          ===========   =========== ==========   ==========

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors generally in the month of issuance. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), these mortgage-backed securities are classified as trading securities. The Bank realized net losses on sales of trading securities of $0.2 million and $0.4 million for the three months ended March 31, 1995 and 1994, respectively. The Bank realized net losses on sales of trading securities of $0.3 million for the six months ended March 31, 1995 and net gains on sales of trading securities of $0.4 million for the six months ended March 31, 1994. There were no unrealized gains or losses during the three months and six months ended March 31, 1995.

LOANS RECEIVABLE:

Loans receivable is composed of the following:
                                       March 31,              September 30,
                                         1995                       1994
                                     -------------            -------------
(In thousands)

Single-family residential            $  1,367,596             $  1,335,645
Home equity                                10,303                   34,708
Commercial and multifamily                 82,934                   84,639
Real estate construction                   62,873                   66,909
Ground                                     16,880                   18,935
Credit card                               376,685                  535,199
Automobile                                141,849                  289,346
Other                                     101,285                   68,463
                                     -------------            -------------
                                        2,160,405                2,433,844
                                     -------------            -------------
Less:
  Undisbursed portion of loans             35,350                   35,535
  Unearned discounts                        1,270                    1,438
  Net deferred loan origination
    costs                                 (14,393)                 (10,932)
  Allowance for loan losses                54,137                   50,205
                                     -------------            -------------
                                           76,364                   76,246
                                     -------------            -------------
  Total                              $  2,084,041              $ 2,357,598
                                     =============            =============

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

The Bank recognizes interest income on impaired credit card loans using the current interest rate of the loan and the accrual method. When loans become 90 days past due, all accrued interest is reserved and the loan is placed on non- accrual status. Interest income on non-accrual credit card loans is recognized when received by the Bank.

During the six months ended March 31, 1995, the Bank had no impaired real estate loans. At March 31, 1995, the Bank had impaired credit card loans with a carrying value of $6.4 million, before the allowance for losses of $0.6 million on all such impaired credit card loans. The Bank calculates its allowance for losses on all credit card loans based upon historical charge-offs and repayment experience and the age of the portfolio. The average recorded investment in impaired credit card loans for the three months and six months ended March 31, 1995 was $4.6 million and $19.0 million, respectively. The Bank recognized interest income of $0.2 million and $1.0 million on its impaired credit card loans for the three months and six months ended March 31, 1995, respectively.

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                       March 31,             September 30,
                                         1995                      1994
                                     -------------           -------------
(In thousands)
Land, development, construction
 and rental properties                $    70,919            $     69,767
Investments in limited partnerships          -                     (2,478)
Investment in real estate ventures          9,088                   8,915
                                     -------------           -------------
  Total real estate held for
   investment                              80,007                  76,204
                                     -------------           -------------

Real estate held for sale                 374,936                 387,024
                                     -------------           -------------

Less:
 Allowance for losses on real estate
  held for investment                       9,193                   9,899
 Allowance for losses on real estate
  held for sale                           121,562                 109,074
 Accumulated depreciation and
  amortization                             16,036                  13,600
                                     -------------           -------------
                                          146,791                 132,573
                                     -------------           -------------

  Total real estate held for
   investment or sale                  $  307,152             $   330,655
                                     =============           =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At March 31, 1995, the Bank's assets accounted for approximately 94% of the Trust's consolidated assets.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at March 31, 1995, which consisted primarily of office and industrial projects, hotels and undeveloped land parcels, was relatively unchanged from September 30, 1994. On November 30, 1994, the Real Estate Trust acquired a 192-room Holiday Inn located in Auburn Hills, Michigan, thereby increasing the number of rooms in its hotel portfolio by 8%.

The Real Estate Trust's office and industrial property portfolio was 95% leased at March 31, 1995, compared to leasing rates of 93% and 83% at
September 30, 1994 and March 31, 1994, respectively.   The improved leasing
rate during fiscal 1994 was primarily attributable to additional space leased in two of the office properties located in Atlanta. At March 31, 1995, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1,363,000 square feet, of which 367,000 square feet (28.2%) and 228,000 square feet (17.5%) are subject to leases whose terms expire in the balance of fiscal 1995 and in fiscal 1996, respectively. Based on discussions with current and propective tenants for space on which leases are scheduled to expire in the balance of fiscal 1995, management expects that substantially all such space will be leased at rates that are at least as high as the rates of the expiring leases.

For the six  months ended March 31, 1995, the nine hotel properties owned by the Real Estate Trust throughout the period experienced an average occupancy rate of 58% and an average room rate of $57.16, compared to an average occupancy rate of 55% and an average room rate of $54.66 in the first six months of  fiscal 1994.  Compared to the fiscal 1994 period, six of the hotels showed improved occupancies and seven showed higher average
room rates in the current period.	 Adjusted for the inclusion of the new
hotel acquired on November 30, 1994, the hotel portfolio experienced an average room rate of $58.28 during the six-month period ended March 31, 1995.

BANKING

General. The Bank recorded operating income of $12.6 million during the March 1995 quarter, compared to $24.6 million in the prior corresponding period. As a result of the continued expansion of its credit card program and other loan products and services, the Bank realized a $30.2 million increase in loan servicing fees over the March 1994 quarter. The Bank's operating income for the March 1995 quarter declined primarily because results in the March 1994 quarter included a $16.9 million gain from the sale of credit card relationships (or accounts), while the Bank did not consummate any such sale in the March 1995 quarter. The March 1995 quarterly results also reflected a $14.6 million increase in operating expenses and a $10.4 million increase in the provision for loan losses. See "Results of Operations."

At March 31, 1995, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core and risk-based regulatory capital ratios were 5.21%, 5.21% and 11.59%, respectively, compared to the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. Under the Office of Thrift Supervision (the "OTS") "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At March 31, 1995, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.21%, 6.76% and 11.59%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well capitalized" institutions established under the prompt corrective action regulations. On the basis of its balance sheet at March 31, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "adequately capitalized" institutions under the prompt corrective action regulations. See "Capital."

In the March 1995 quarter, the Bank securitized and sold $413.0 million of credit card receivables pursuant to its portfolio funding strategy. See "Liquidity." During the March 1995 quarter, the Bank also securitized and sold $59.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. See "Capital."

Asset Quality.

Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the first half of fiscal 1995 from the level at September 30, 1994. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                     March 31,     December 31,    September 30,
                                                                       1995            1994            1994
                                                                  --------------  --------------  --------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                   $       8,085   $       7,747   $       8,306
    Commercial and multifamily                                             -                114            -
                                                                  --------------  --------------  --------------
      Total non-accrual real estate loans                                 8,085           7,861           8,306
    Credit card                                                          14,778          14,634          16,229
    Consumer and other                                                      903           1,036             498
                                                                  --------------  --------------  --------------
      Total non-accrual loans (1)                                        23,766          23,531          25,033
                                                                  --------------  --------------  --------------

  Non-accrual real estate held for investment (1)                         9,088           9,079           8,915
                                                                  --------------  --------------  --------------

  Real estate acquired in settlement of loans                           374,936         380,926         387,024
  Allowance for losses on real estate acquired in settlement
    of loans                                                           (121,562)       (114,491)       (109,074)
                                                                  --------------  --------------  --------------
    Real estate acquired in settlement of loans, net                    253,374         266,435         277,950
                                                                  --------------  --------------  --------------

      Total non-performing assets                                 $     286,228   $     299,045   $     311,898
                                                                  ==============  ==============  ==============


Allowance for losses on loans                                     $      54,137   $      49,741   $      50,205
Allowance for losses on real estate held for investment                   9,193          10,064           9,899
Allowance for losses on real estate acquired in settlement
  of loans                                                              121,562         114,491         109,074
                                                                  --------------  --------------  --------------

  Total allowances for losses                                     $     184,892   $     174,296   $     169,178
                                                                  ==============  ==============  ==============





Ratios:

  Non-performing assets, net to total assets (2)                           4.57%           5.03%           5.40%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                                167.01%         175.79%         169.58%

  Allowance for losses on credit card loans to non-accrual
    credit card loans (1)                                                260.71%         235.96%         212.77%

  Allowance for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                             233.33%         134.36%         319.28%

  Allowance for losses on loans to non-accrual loans (1)                 227.79%         211.38%         200.56%

  Allowance for losses on loans to total loans receivable (3)              1.79%           1.76%           1.97%





(1)   Before deduction of allowance for losses.
(2)   Non-performing assets is presented after the allowance for losses on loans and the allowance for losses on real estate held for investment or sale.
(3)   Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses on loans.

Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure.

Non-performing assets totaled $286.2 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $121.6 million, at March 31, 1995, compared to $299.0 million, after valuation allowances on REO of $114.5 million, at December 31, 1994. In addition to the valuation allowances on REO, the Bank maintained $3.9 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at March 31, 1995 and December 31, 1994. The decrease in non-performing assets was primarily attributable to a decline in REO of $13.1 million during the quarter ended March 31, 1995.

The Bank's non-performing real estate assets, which include non-accrual real estate loans, non-accrual REI and REO, totaled $270.5 million at March 31, 1995, or 94.5% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $268.1 million at March 31, 1995, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.

                Decline in Non-Performing Real Estate Assets

                                     Total
                                   Valuation
                                  Allowances
                                      On
                      Total Non-  Non-Accrual Total Non-      Cumulative
                      Performing Real Estate  Performing     Decline from
                         Real     Loans and      Real     February 29, 1992
                        Estate    Non-Accrual   Estate    -----------------
(Dollars in thousands)Assets (1)    REI (2)   Assets, net  Amount   Percent
                      ---------- ------------ ----------- -------- --------
December 31, 1991 .... $559,665       $ 6,692  $552,973       -         -
February 29, 1992 ....  574,321         6,712   567,609       -         -
March 31, 1992 .......  551,960         5,490   546,470   ($21,139)   -3.7%
June 30, 1992 ........  512,729        10,224   502,505    (65,104)  -11.5%
September 30, 1992 ...  487,287         7,147   480,140    (87,469)  -15.4%
December 31, 1992 ....  427,113         2,332   424,781   (142,828)  -25.2%
March 31, 1993 .......  394,672         2,635   392,037   (175,572)  -30.9%
June 30, 1993 ........  382,657         2,634   380,023   (187,586)  -33.1%
September 30, 1993 ...  351,160         2,427   348,733   (218,876)  -38.6%
December 31, 1993 ....  345,968         3,493   342,475   (225,134)  -39.7%
March 31, 1994 .......  323,185         3,487   319,698   (247,911)  -43.7%
June 30, 1994 ........  310,506         3,620   306,886   (260,723)  -45.9%
September 30, 1994 ...  295,171         2,390   292,781   (274,828)  -48.4%
December 31, 1994 ....  283,375         2,388   280,987   (286,622)  -50.5%
March 31, 1995 .......  270,546         2,407   268,139   (299,470)  -52.8%
- ----------------------
(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI. At March 31, 1995, valuation allowances on non-accrual real estate loans and non-accrual REI were $0.4 million and $2.0 million, respectively.

At March 31, 1995, $234.1 million or 86.5% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). The Bank has disposed of the majority of its commercial REO and is continuing to effect the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $23.8 million at March 31, 1995, which represented a slight increase of $0.3 million from $23.5 million at December 31, 1994. At March 31, 1995, non-accrual loans consisted primarily of $8.1 million of non-accrual real estate loans and $14.8 million of non-accrual credit card loans.

At March 31, 1995, the Bank had $14.8 million of credit card loans which were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $21.8 million of credit card loans classified for regulatory purposes as substandard which were not disclosed as either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not disclosed as non-performing assets ($21.8 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. Of the $21.8 million, $9.5 million was current, $6.8 million was 30-59 days past due and $5.5 million was 60-89 days past due at March 31, 1995. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

Non-accrual REI. At March 31, 1995 and September 30, 1994, a participating loan to a developer with a balance of $9.1 million and $8.9 million, respectively, before valuation allowances of $2.0 million, was non-performing.

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

At March 31, 1995, the Bank's REO totaled $253.4 million, after valuation allowances on such assets of $121.6 million. The principal component of REO consists of the Communities, which had an aggregate book value of $190.9 million at that date. Four of the Communities are under active development.

During the three months ended March 31, 1995, REO decreased $13.1 million. This decrease was primarily attributable to sales in the Communities and other smaller residential properties and the sale of one residential construction property with a book value of $0.6 million, after valuation allowances. See "Disposition of REO."

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO" and "Allowances for Losses." The Bank capitalized interest in the amount of $2.2 million during the six months ended March 31, 1995, of which $2.1 million was related to the Bank's four active Communities.

Disposition of REO. During the three months ended March 31, 1995, the Bank received proceeds of approximately $18.7 million upon the disposition of REO, which consisted of 239 residential lots or units in the Communities and other smaller residential properties ($17.8 million), approximately 1.0 acre of land in one of the Communities ($0.2 million) and various single-family residential properties ($0.7 million).

The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, D.C. metropolitan area. In addition, under its written agreement with OTS, the Bank is required to make every effort to reduce its exposure in certain of its real estate development properties, including the four active Communities. In accordance with this requirement, management of the Bank is pursuing several strategies. First, the Bank has focused its efforts on marketing building lots directly to homebuilders. The Bank is proceeding with lot development to meet the requirements of existing and new contracts with builders. Second, the Bank continues to seek and negotiate with potential purchasers of retail and commercial ground in the Communities. Third, the Bank continues to seek potential investors concerning the possibility of larger scale or bulk purchases of ground at the Communities.

The following table sets forth information about the Bank's REO at March
31, 1995.

                             Balance                 Balance
                             Before         All       After         Percent
                            Valuation    Valuation  Valuation          of
                           Allowances   Allowances Allowances        Total
                           -----------  ---------- -----------       ------
(Dollars in thousands)

Communities .............. $  282,881  $   91,959  $  190,922         75.4%
Residential ground and
  construction ...........     51,924      19,945      31,979         12.6
Retail center ............     15,487       2,562      12,925          5.1
Commercial ground ........     21,389       6,931      14,458          5.7
Single-family residential
  properties .............      3,255         165       3,090          1.2
                           -----------  ---------- -----------       ------
   Total REO ............. $  374,936   $ 121,562  $  253,374        100.0%
                           ===========  ========== ===========       ======

At March 31, 1995, the Bank had executed contracts to sell five of these properties at their aggregate book value of $13.6 million at that date.

The four active Communities originally consisted of 12,936 residential lots or units and 196 acres of land designated for retail use. At March 31, 1995, 9,504 residential units (73.5%) had been sold to builders, consisting of 7,559 units (58.4%) which had been settled and 1,945 units (15.1%) which were under contract and pending settlement. At the same date, approximately 98.4 acres (50.2%) of retail land had been sold to developers, including 11.1 acres which were under contract and pending settlement. In addition, at March 31, 1995, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The rate of residential lot sales in the Bank's four active Communities increased 53.2% to 734 lots during the first half of fiscal 1995 from 479 lots during the prior corresponding period. The rate of home sales in the Bank's four active Communities declined to 487 units during the six months ended March 31, 1995 from 744 units during the six months ended March 31, 1994. The decline in home sales in the four active Communities reflected the negative effect of increasing mortgage interest rates and other general economic conditions.

The Bank will continue to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                        March 31,       September 30,
                                          1995        1994        1993
                                        ---------   ---------   ---------
(In thousands)
Residential construction loans .....    $ 12,034    $ 13,367    $ 10,386
Single-family permanent loans (1) ..      51,858      54,642      79,104
                                        ---------   ---------   ---------
  Total ............................    $ 63,892    $ 68,009    $ 89,490
                                        =========   =========   =========
- ------------------------------------
(1) Includes $2.7 million, $4.4 million and $8.8 million of loans classified as held for sale at March 31, 1995, September 30, 1994 and September 30, 1993, respectively.

The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's current policy is to sell all such single-family loans for which it provides permanent financing. At March 31, 1995, $2.7 million of such loans are classified as held for sale and gen erally are expected to be sold in the third quarter of fiscal 1995.

In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.
                                       Six Months
                                          Ended          Year Ended
                                        March 31,       September 30,
                                          1995        1994        1993
                                        ---------   ---------   ---------
(In thousands)
Sales proceeds .......................  $  32,859   $  78,057   $  66,291
Development costs ....................     18,572      44,264      52,118
                                        ---------   ---------   ---------
  Net cash flow ......................     14,287      33,793      14,173
Increase (decrease) in reserves
   and other non-cash items ..........      6,235      (4,337)      7,899
                                        ---------   ---------   ---------
 Net decrease in balances of
   the Communities ...................  $  20,522    $ 29,456    $ 22,072
                                        ==========  ==========  =========

The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, which is in the pre-development stage. At March 31, 1995, this property had a book value of $27.3 million, after valuation allowances.

Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at September 30, 1991 without OTS approval. The OTS has not objected to the implementation of the Bank's budgets for additional investments in these properties through September 30, 1994. The Bank has submitted project budgets for fiscal 1995 to the OTS.

The Bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. The Bank does not anticipate any significant increases in non-performing and potential problem assets.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems.

At March 31, 1995, potential problem assets totaled $18.4 million, before valuation allowances of $3.5 million, as compared to $19.6 million, before valuation allowances of $3.6 million, at December 31, 1994. The $1.2 million decrease in potential problem assets was attributable to net principal reductions of $0.4 million and the reclassification of one residential ground loan with a principal balance of $0.8 million because management no longer has serious doubts as to the borrower's ability to comply with present repayment terms.

Delinquent Loans. At March 31, 1995, delinquent loans totaled $36.5 million (or 1.2% of loans) compared to $39.6 million (or 1.4% of loans) at December 31, 1994. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1995.

                               Principal Balance
                      -----------------------------------   Total as a
                       Mortgage   Non-Mortgage              Percentage
                         Loans        Loans       Total    of Loans (1)
                      ----------  ------------  ---------  ------------
(Dollars in thousands)
Loans delinquent for:
30-59 days .......... $    5,544  $     17,655  $  23,199      0.8%
60-89 days ..........      1,839        11,491     13,330      0.4%
                      ----------  ------------  ---------     -----
  Total ............. $    7,383  $     29,146  $  36,529      1.2%
                      ==========  ============  =========     =====
- ---------------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased to $7.4 million at March 31, 1995 from $6.4 million at December 31, 1994.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $29.1 million at March 31, 1995 from $33.2 million at December 31, 1994, primarily as a result of an improvement in general economic conditions. Non- mortgage loans delinquent 30-89 days as a percentage of total non-mortgage loans outstanding decreased to 2.1% at March 31, 1995 from 2.7% at December 31, 1994.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                            March 31,       December 31,      September 30,
                              1995              1994               1994
                          -------------     -------------     -------------
(In thousands)

Troubled debt
  restructurings.....       $    28,134       $    28,432       $    29,141
                          =============     =============     =============

At March 31, 1995, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and two residential ground loans with principal balances totaling $14.9 million. The decrease in loans accounted for as troubled debt restructurings from December 31, 1994 resulted from net principal reductions of $0.3 million. At March 31, 1995, the Bank had commitments to lend $1.5 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1995, real estate held for investment consisted of six properties with an aggregate book value of $54.6 million, net of accumulated depreciation of $16.0 million and valuation allowances of $9.2 million. This category includes one office building (which was approximately 83.0% leased at such date) and a loan to a developer with a book value of $9.1 million at March 31, 1995, before valuation allowances of $2.0 million, which has a profit participation feature. The loan, which is secured by commercial land, is included in non-performing assets. Also included are two apartment buildings (which were approximately 95.0% and 94.0% leased, respectively, at such date and are financed with bonds issued through a local housing finance agency). These properties are owned and operated by subsidiaries of the Bank.
During the quarter ended March 31, 1995, the Bank sold its limited partnership interest in an office building and recognized a net gain on the sale. Subsequent to March 31, 1995, the Bank sold the two apartment buildings with a net book value of $25.4 million and recognized a net gain on the transaction.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets which the Bank disposed of during such years.

Analysis  of  Allowance  for  and  Charge-offs  of  Loans
(Dollars in thousands)

                                                                                Three
                                                      Six Months Ended         Months
                                                          March 31,             Ended
                                                   ----------------------     March 31,
                                                      1995         1994         1995
                                                   ---------    ---------    ----------
Balance at beginning of period                     $ 50,205     $ 68,040     $  49,741
                                                   ---------    ---------    ----------

Provision for loan losses                            22,225       14,899        13,618
                                                   ---------    ---------    ----------

Charge-offs:
  Residential                                           599          902           487
  Credit card                                        22,069       29,977        10,853
  Other                                               1,503          330           876
                                                   ---------    ---------    ----------
      Total charge-offs                              24,171       31,209        12,216
                                                   ---------    ---------    ----------

Recoveries:
  Residential                                             2           14             1
  Credit card                                         5,554        6,658         2,788
  Other                                                 322          143           205
                                                   ---------    ---------    ----------
      Total recoveries                                5,878        6,815         2,994
                                                   ---------    ---------    ----------

Charge-offs,  net of recoveries                      18,293       24,394         9,222
                                                   ---------    ---------    ----------

Balance at end of period                           $ 54,137     $ 58,545     $  54,137
                                                   =========    =========    ==========





Provision for loan losses to average loans  (1) (2)    1.56%        1.13%         1.82%
Net loan charge-offs to average loans (1) (2)          1.28%        1.86%         1.23%
Ending allowance for losses on loans to total
  loans (2) (3)                                        1.79%        2.18%         1.79%

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                              March 31,                  December 31,                 September 30,
                                                1995                         1994                         1994
                                       ------------------------     ------------------------     ------------------------
                                                    Percent of                   Percent of                   Percent of
                                                     Loans to                     Loans to                     Loans to
                                         Amount     Total Loans       Amount     Total Loans       Amount     Total Loans
                                       ---------    -----------     ---------    -----------     ---------    -----------
Balance at end of period allocated to:


Residential permanent                  $  1,382          46.3 %     $  1,348          49.6 %     $  1,384          53.8 %

Home equity                                 323           3.7            262           2.7            133           1.4

Commercial and multifamily                8,488           2.7          8,502           3.0          8,506           3.3

Residential construction                  1,336           0.9          1,392           1.0          1,455           1.2

Commercial construction                      57           0.2             58           0.2            245           0.2

Ground                                    1,917           0.5          2,257           0.5          2,362           0.6

Credit card                              38,527          31.2         34,530          29.1         34,530          25.5

Consumer and other                        2,107          14.5          1,392          13.9          1,590          14.0
                                       ---------                    ---------                    ---------

    Total                              $ 54,137                     $ 49,741                     $ 50,205
                                       =========                    =========                    =========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)

                                               Six Months Ended          Three Months
                                                    March 31,               Ended
                                           --------------------------      March 31,
                                               1995           1994            1995
                                           -----------    -----------    ------------
Balance at beginning of period:
  Real estate held for investment          $    9,899     $   10,182     $    10,064
  Real estate held for sale                   109,074        101,462         114,491
                                           -----------    -----------    ------------
    Total                                     118,973        111,644         124,555
                                           -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment                (706)           (63)           (871)
  Real estate held for sale                    14,515         10,931           7,213
                                           -----------    -----------    ------------
    Total                                      13,809         10,868           6,342
                                           -----------    -----------    ------------

Charge-offs:

  Real estate held for sale:
    Residential construction                    1,924            471             142
    Residential ground                            103              -               -
    Commercial permanent                            -          5,219               -
                                           -----------    -----------    ------------
      Total                                     2,027          5,690             142
                                           -----------    -----------    ------------

    Total charge-offs on real estate
       held for investment or sale              2,027          5,690             142
                                           -----------    -----------    ------------


Balance at end of period:
  Real estate held for investment               9,193         10,119           9,193
  Real estate held for sale                   121,562        106,703         121,562
                                           -----------    -----------    ------------
    Total                                  $  130,755     $  116,822     $   130,755
                                           ===========    ===========    ============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                             March 31,    December 31,   September 30
                                               1995           1994            1994
                                           -----------    -----------    ------------
Allowance for losses on real estate
  held for investment:
  Commercial and multifamily               $    6,870     $    7,793     $     7,793
  Ground                                        2,000          1,999           1,975
  Other                                           323            272             131
                                           -----------    -----------    ------------
     Total                                      9,193         10,064           9,899
                                           -----------    -----------    ------------


Allowance for losses on real estate
  held for sale:
  Residential                                     154             57              66
  Home equity                                      11              8               4
  Commercial and multifamily                      147            143             142
  Commercial construction                       2,415          2,044           1,216
  Residential construction                         43            253           1,942
  Ground                                      118,792        111,986         105,704
                                           -----------    -----------    ------------
     Total                                    121,562        114,491         109,074
                                           -----------    -----------    ------------

     Total allowance for losses on real
       estate held for investment or sale  $  130,755     $  124,555     $   118,973
                                           ===========    ===========    ============

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $10.6 million from the level at December 31, 1994 to $184.9 million at March 31, 1995. The $10.6 million increase was primarily attributable to increased valuation allowances on the Communities. During the six months ended March 31, 1995, the Bank recorded net charge-offs of $2.6 million on loans secured by real estate and real estate held for investment or sale and provided an additional $13.8 million of valuation allowances on these assets.

The following table shows valuation allowances for losses on performing and non-performing assets at the dates indicated.

                                               March 31, 1995
                                      --------------------------------
                                                    Non-
                                      Performing performing    Total
                                      ---------- ----------  ---------
(In thousands)
Allowance for losses on:
 Loans:
  Real estate ........................ $  13,096  $     407  $  13,503
  Credit card ........................    37,049      1,478     38,527
  Consumer and other .................     2,102          5      2,107
                                       ---------  ---------  ---------
   Total allowance for
    losses on loans ..................    52,247      1,890     54,137
                                       ---------  ---------  ---------

 Real estate held for
  investment .........................     7,193      2,000      9,193
 Real estate held for sale ...........      -       121,562    121,562
                                       ---------  ---------  ---------
 Total allowance for losses on
   real estate held for
   investment or sale ................     7,193    123,562    130,755
                                       ---------  ---------  ---------

Total allowance for losses ........... $  59,440  $ 125,452  $ 184,892
                                       =========  =========  =========

                                             September 30, 1994
                                      --------------------------------
                                                    Non-
                                      Performing performing    Total
                                      ---------- ----------  ---------
(In thousands)
Allowance for losses on:
 Loans:
  Real estate ........................ $  13,670  $     415  $  14,085
  Credit card ........................    32,907      1,623     34,530
  Consumer and other .................     1,588          2      1,590
                                       ---------  ---------  ---------
   Total allowance for
    losses on loans ..................    48,165      2,040     50,205
                                       ---------  ---------  ---------
 Real estate held for
  investment .........................     7,924      1,975      9,899
 Real estate held for sale ...........      -       109,074    109,074
                                       ---------  ---------  ---------
 Total allowance for losses on
   real estate held for
   investment or sale ................     7,924    111,049    118,973
                                       ---------  ---------  ---------

 Total allowance for losses .......... $  56,089  $ 113,089  $ 169,178
                                       =========  =========  =========

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $144.3 million at March 31, 1995, which constituted 36.8% of total non-performing real estate assets, before valuation allowances. This amount represented a $5.9 million increase over the December 31, 1994 level of $138.4 million, or 34.8% of total non-performing real estate assets, before valuation allowances at that date.

Effective October 1, 1994, the Bank provides additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities. During the March 1995 quarter, the Bank provided an additional $3.3 million of general valuation allowances against its Communities pursuant to this policy. The effect of such additional general valuation allowances was a reduction of the Bank's net income.

When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for valuation allowances that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors.
The allowance for losses on real estate held for sale at March 31, 1995 is in addition to approximately $59.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 1995.

The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

Net charge-offs of credit card loans for the six months ended March 31, 1995 were $16.5 million, compared to $23.3 million for the six months ended March 31, 1994. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of valuation allowances established at the beginning of the fiscal period.

The allowance for losses on credit card loans increased to $38.5 million at March 31, 1995 from $34.5 million at December 31, 1994, primarily because of the increased volume of credit card loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans changed to 260.7% and 4.1%, respectively, at March 31, 1995 from 236.0% and 4.2%, respectively, at December 31, 1994.

The allowance for losses on consumer and other loans increased to $2.1 million at March 31, 1995 from $1.4 million at December 31, 1994, primarily because of the higher volume of such loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans increased to 233.3% and 0.5%, respectively, at March 31, 1995 from 134.4% and 0.4%, respectively, at December 31, 1994.

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

The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans ("ARMs"), adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At March 31, 1995, adjustable-rate loans accounted for 81.3% of total loans. At March 31, 1995, ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 12.0% of total loans, while credit card loans accounted for 31.2% of total loans.

In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lend ing.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, a negative gap implies that the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis assumes a parallel shift in interest rates for instruments of different maturities and does not reflect the possibility that retail deposit pricing changes may lag those of wholesale market funds which, in a period of rising interest rates, might serve to mitigate the decline in net interest spread. Since January 1994, before interest rates began their recent rise, short-term market rates have increased over 300 basis points while the Bank's overall deposit costs have increased less than 50 basis points.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1995, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                         More than       More than        More than
                                                         Six Months       One Year      Three Years
                                         Six Months       through         through         through        More than
                                          or Less         One Year      Three Years      Five Years      Five Years       Total
                                       -------------   -------------   -------------   -------------   -------------   -----------
As of March 31, 1995
Mortgage loans:
  Adjustable-rate                      $   301,212     $    214,312    $   436,869    $    339,743    $     18,353    $  1,310,489
  Fixed-rate                                 8,724          10,244          37,481          31,738         101,438         189,625
  Loans held for sale                       29,521            -               -               -               -             29,521
  Home equity credit lines and second
    mortgages                               16,463            -               -                 95            -             16,558
Credit card and other                      400,553          13,740          95,840          84,668          26,705         621,506
Loans held for securitization and sale     865,000            -               -               -               -            865,000
Mortgage-backed securities                 226,149         120,210         404,864         200,384          15,540         967,147
Other investments                          135,336            -              4,402            -               -            139,738
                                      -------------   -------------   -------------   -------------   -------------   ------------
  Total interest-earning assets          1,982,958         358,506         979,456         656,628         162,036       4,139,584
Total non-interest earning assets             -               -               -               -            740,311         740,311
                                      -------------   -------------   -------------   -------------   -------------   ------------
  Total assets                        $  1,982,958    $    358,506    $    979,456    $    656,628    $    902,347    $  4,879,895
                                      =============   =============   =============   =============   =============   ============
Deposits:
  Fixed maturity deposits             $    424,651    $    260,676    $    195,909    $    130,602    $       -       $  1,011,838
  NOW, statement and passbook accounts   1,377,742          40,493         134,865          91,793         195,621       1,840,514
  Money market deposit accounts          1,078,002            -               -               -               -          1,078,002
Borrowings:
  Capital notes - subordinated              10,000            -               -               -            150,000         160,000
  Other                                    310,292             115           3,519           1,299           6,270         321,495
                                      -------------   -------------   -------------   -------------   -------------   ------------
  Total interest-bearing liabilities     3,200,687         301,284         334,293         223,694         351,891       4,411,849
Total non-interest bearing liabilities        -               -               -               -            206,221         206,221
Stockholders' equity                          -               -               -               -            261,825         261,825
                                      -------------   -------------   -------------   -------------   -------------   ------------
  Total liabilities & stockholders'
    equity                            $  3,200,687    $    301,284    $    334,293    $    223,694    $    819,937    $  4,879,895
                                      =============   =============   =============   =============   =============   ============

Gap                                    ($1,217,729)        $57,222        $645,163        $432,934       ($189,855)
Cumulative gap                         ($1,217,729)    ($1,160,507)      ($515,344)       ($82,410)      ($272,265)
Cumulative gap as a percentage
  of total assets                            (25.0)%         (23.8)%         (10.6)%          (1.7)%          (5.6)%

The one-year gap, as a percentage of total assets, was a negative 23.8% at March 31, 1995, compared to a negative 28.3% at December 31, 1994. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap.

During the March 1995 quarter, the Bank purchased a series of interest rate caps which management believes will limit significantly its exposure to rising short-term interest rates during a four-year period beginning July 1, 1995 and ending June 30, 1999. The initial level of the protection is a notional principal amount of $600 million and such protection will decline to $200 million by March 31, 1998. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty. Such payments would be equal to the product of (a) the amount by which the one- month LIBOR rate exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no further obligation to make additional payments to the provider of the cap or any other party.

Management believes that the purchase of the caps has significantly reduced the Bank's exposure to rising interest rates. If the caps had been in effect at March 31, 1995, the Bank's one-year funding gap figure shown in the foregoing table would have been reduced by $600 million, thereby reducing this measured exposure by approximately one-half.

In addition to gap measurements, the Bank measures and manages interest rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

At March 31, 1995, the Bank would not have been required to maintain additional amounts of risk-based capital under the interest-rate risk component of the OTS capital regulations.

Tax Sharing Payments. During the first half of fiscal 1995, after receiving OTS approval, the Bank made tax sharing payments totaling $10.0 million to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock. The Bank made an additional tax sharing payment of $2.0 million subsequent to March 31, 1995.

Capital. At March 31, 1995, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its March 31, 1995 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "adequately capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1995 in relation to the regulatory requirements in effect at that date.
The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                    Minimum               Excess
                                                            Actual            Capital Requirement         Capital
                                                  -------------------------  ---------------------  ---------------------
                                                                 As a %                   As a %                 As a %
                                                    Amount    of Assets (3)    Amount    of Assets    Amount    of Assets
                                                  ---------   -------------  ---------   ---------  ---------   ---------
Capital per financial statements                  $298,927
   Net unrealized holding losses (1)                13,021
                                                  ---------
Adjusted capital                                   311,948

Adjustments for tangible and core capital:
   Intangible assets                               (48,139)
   Non-includable subsidiaries  (2)                (11,018)
                                                  ---------
      Total tangible capital                       252,791            5.21%  $ 72,795        1.50%  $179,996        3.71%
   Supervisory goodwill (4)                           -       =============  =========   =========  =========   =========
                                                  ---------
      Total core capital (3) (4)                   252,791            5.21%  $194,120        4.00%  $ 58,671        1.21%
                                                  ---------   =============  =========   =========  =========   =========

      Total tier 1 risk-based capital (3)          252,791            6.76%  $149,493        4.00%  $103,298        2.76%
                                                  ---------   =============  =========   =========  =========   =========
Adjustments for risk-based capital:
   Subordinated capital debentures                 151,400
   Allowance for general loan losses                46,904
                                                  ---------
      Total supplementary capital                  198,304
   Excess allowance for loan losses                   (185)
                                                  ---------
   Adjusted supplementary capital                  198,119
                                                  ---------
      Total available capital                      450,910
   Equity investments (2)                          (29,822)
                                                  ---------
      Total risk-based capital (3)                $421,088           11.59%  $298,986        8.00%  $122,102        3.59%
                                                  =========   =============  =========   =========  =========   =========




(1)Beginning December 31, 1994, the Bank adopted the OTS revised policy to exclude net unrealized holding gains (losses)
   from regulatory capital.
(2)Reflects an aggregate offset of $5.1 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
   "credit" against the deductions from capital otherwise required for such investments.
(3)Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4)Effective January 1, 1995, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.375% to 0% of tangible assets.

In November 1994, the OTS revised its prior policy and announced that, beginning as early as December 1994, savings associations could exclude net unrealized holding gains (losses) on debt securities classified as available-for-sale from regulatory capital for purposes of computing regulatory capital ratios. The Bank adopted the revised policy in December 1994.

Regulatory Action and Requirements. The Bank is subject to a written agreement with the OTS, as amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. On March 21, 1995, the OTS notified the Bank that it would not object to an increase in the Bank's total assets of approximately $125.0 million for the period January 1, 1995 through March 31, 1995. The actual increase in the Bank's total assets during that period was $124.6 million.

Capital Maintenance Strategies. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at March 31, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 4.87%, 4.87% and 11.17%, respectively, which exceeded the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. At March 31, 1995, the Bank had $30.1 million, after subsequent valuation allowances, of extensions of credit to, and investments in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were subject at March 31, 1995 to a 40% phase-out from all three FIRREA capital requirements. This phase-out will increase to 60% on July 1, 1995 and 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At March 31, 1995, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allow ances, of $33.9 million which were subject to a 100% phase-out from total capital for risk-based capital purposes. Pursuant to OTS guidelines, $5.1 million of general valuation allowances maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments.

On March 31, 1995, the Bank securitized and sold $59.2 million of amounts on deposit in certain spread accounts associated with certain of the Bank's outstanding credit card securitizations. The effect of the transaction was to transfer $59.2 million of existing recourse liability from the Bank to investors in exchange for a cash payment to the Bank, remove certain amounts of the securitized spread accounts from the Bank's GAAP balance sheet, and reduce the Bank's risk-based capital requirement by $59.2 million.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. Although there can be no assurances in this regard, management believes it will be able to obtain the necessary extensions. The following table sets forth the Bank's REO at March 31, 1995, after valuation allowances of $121.6 million, by the fiscal year in which the property was acquired through foreclosure.

     Fiscal Year             (In thousands)

     1990 (1) ................ $ 113,057
     1991 ....................    99,464
     1992 ....................    15,630
     1993 ....................     5,337
     1994 ....................    17,034
     1995 ....................     2,852
                               ---------
            Total REO ........ $ 253,374
                               =========
- ------------------------------

(1) Includes REO with an aggregate net book value of $29.8 million, which the Bank agreed to treat as equity investments for regulatory capital purposes

At March 31, 1995, the Bank had $46.3 million of supervisory goodwill, all of which was excluded from core capital pursuant to statutory provisions.

The Bank's ability to maintain capital compliance will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's allowances for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its ability to maintain capital compliance.

Prompt Corrective Action. Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At March 31, 1995, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.21%, 6.76% and 11.59%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of nonperforming assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS regulatory capital requirements, the Bank is required to phase out from regulatory capital certain investments in subsidiaries. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized." On a fully phased-in basis at March 31, 1995, the Bank's regulatory capital ratios would meet the ratios established for "adequately capitalized" institutions.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, total cash requirements of the Real Estate Trust, like those of many real estate operating companies, have exceeded the cash generated
by its operating activities.   This condition is currently the  case and is
expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income- producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of capital improvement costs and, commencing in fiscal 1994, the payment of interest on $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes") sold
on March 30, 1994.   The Real Estate Trust has funded such shortfalls
through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of the partnership.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1995 is set forth in the following table. Of the $188.9 million of mortgage debt outstanding at March 31, 1995, $143.7 million was nonrecourse to the Real Estate Trust and $174.5 million was fixed-rate debt. The Senior Secured Notes are designated "Notes Payable-Secured" in the table and in the Consolidated Financial Statements included in this report.

                            Debt Maturity Schedule
                                 (In thousands)
Fiscal        Mortgage    Notes Payable-  Notes Payable-
 Year           Notes        Secured       Unsecured         Total
- -------------------------------------------------------------------
1995 (1)      $  4,459       $   --         $ 3,194        $  7,653
1996             9,679           --           6,006          15,685
1997            19,438           --           5,446          24,884
1998             7,412           --           6,648          14,060
1999            17,093           --          12,964          30,057
Thereafter     130,822        175,000         6,276         312,098
              --------       --------       -------        --------
              $188,903       $175,000       $40,534        $404,437
              ========       ========       =======        ========
- -------------------------------------------------------------------

(1) April 1, 1995 to September 30, 1995.

The Real Estate Trust anticipates that its capital improvement costs for its existing portfolio in the next several fiscal years will be in the range of $4.0 to $5.0 million per year.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, in the balance of fiscal 1995 and in subsequent years will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank and their subsidiaries. The Real Estate Trust believes that the improved financial condition and operating results of the Bank in recent periods should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank, although there can be no assurance as to the amount or timing of any payments from such sources. As of March 31, 1995, $2.0 million in tax sharing payments were due to the Real Estate Trust which were received by the Real Estate Trust in May 1995. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

BANKING

Liquidity. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows.
The required liquidity level is currently 5.0%. The Bank's average liquidity ratio for the month ended March 31, 1995 was 11.1%, compared to 19.1% for the month ended December 31, 1994. Additionally, the Bank met the liquidity level requirements for each month of the first half of fiscal 1995. The decline in the Bank's liquidity ratio was primarily attributable to two factors: (i) the Bank's use as collateral of securities which would have otherwise counted toward its liquidity ratio and (ii) scheduled and unscheduled principal paydowns on unpledged securities, which reduced the level of qualifying collateral.

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities,
(ii) savings deposits, (iii) sales of loans and trading securities and (iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At March 31, 1995, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $1.0 billion, $4.4 million and $979.1 million, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.2 billion at March 31, 1995, after market-value and other adjustments.

In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card and home equity credit line receivables have been significant sources of liquidity for the Bank. During the second quarter of fiscal 1995, the Bank securitized and sold $413.0 million of credit card receivables and $59.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. During the first quarter of fiscal 1995, the Bank securitized and sold $575.0 million of credit card receivables. At March 31, 1995, the Bank was considering the securitization and sale of approximately $1.2 billion of credit card receivables, including $565.0 million of receivables outstanding at March 31, 1995 and $635.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending September 30, 1995. In addition, the Bank was considering the securitization and sale of approximately $270.0 million of home equity credit line receivables and $200.0 million of automobile loan receivables during the six months ending September 30, 1995. To the extent these receivables were outstanding at March 31, 1995, such receivables are classified as held for securitization and sale in the Consolidated Balance Sheets. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line and automobile loan receivables to meet liquidity and other balance sheet objectives.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the six months ended March 31, 1995, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $6.9 billion, repay borrowings of $1.5 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $1.8 billion, purchase investments and loans of $107.7 million and meet operating expenses, before depreciation and amortization, of $129.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $6.9 billion, proceeds from borrowings of $1.7 billion, proceeds from sales of loans, trading securities and real estate of $1.2 billion, and principal and interest collected on investments, loans, mortgage-backed securities and securities of $330.8 million.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card and home equity credit line receivables. Of the $3.2 billion of outstanding trust certificate balances at March 31, 1995, the primary recourse to the Bank was approximately $48.3 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At March 31, 1995, recourse to the Bank under these arrangements was approximately $4.4 million.

The Bank's commitments at March 31, 1995 are set forth in the following table:

(In thousands)

Commitments to originate loans           $      25,791
                                          ------------

Loans in process (collateralized loans):
  Home equity ..........................       548,841
  Real estate construction .............        31,149
  Commercial and multifamily ...........           273
                                          ------------
                                               580,263
                                          ------------

Loans in process (unsecured loans):
  Credit cards .........................     9,496,868
  Overdraft lines ......................        46,072
  Commercial ...........................         3,928
                                          ------------
                                             9,546,868
                                          ------------

    Total commitments to extend credit .    10,152,921

Letters of credit ......................        52,494
Recourse arrangements on asset-backed
  securitizations ......................        48,293
Recourse arrangements on mortgage-backed
  securities ...........................         4,413
                                          ------------
    Total commitments ..................  $ 10,258,122
                                          ============

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.9% of commitments at March 31, 1995.

At March 31, 1995, repayments of borrowed money scheduled to occur during the next 12 months were $180.7 million. Certificates of deposit maturing during the next 12 months amounted to $685.3 million, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at March 31, 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1995 COMPARED TO
      THREE MONTHS ENDED MARCH 31, 1994

REAL ESTATE

The following table sets forth, for the three-month period ended March 31, 1995 (the "1995 quarter") and the three-month period ended March 31, 1994 (the "1994 quarter") direct operating results for the Real Estate Trust's
(i) commercial properties (consisting of office and industrial properties), and (ii) hotel properties. On November 30, 1994, the Real Estate Trust acquired a 192-room hotel in Auburn Hills, Michigan. Operating results of the hotel are included in the 1995 quarter.

                                                        Three Months Ended
                                                              March 31
                                                      ---------------------
                                                         1995       1994
                                                      ---------- ----------
COMMERCIAL PROPERTIES                                     (In thousands)
(OFFICE AND INDUSTRIAL PROPERTIES)
Revenue
    Base rent                                           $4,486     $3,791
    Expense recoveries                                     234        172
    Other                                                  100         91
                                                      ---------- ----------
      Total revenues                                     4,820      4,054
                                                      ---------- ----------
Direct operating expenses
    Utilities                                              606        581
    Repairs and maintenance                                488        433
    Real estate taxes                                      343        385
    Payroll                                                159        137
    Insurance                                               67         64
    Other                                                  206        183
                                                      ---------- ----------
      Total direct operating expenses                    1,869      1,783
                                                      ---------- ----------
Income after direct operating expenses                  $2,951     $2,271
                                                      ========== ==========

HOTELS (1)
    Room sales                                          $8,048     $6,487
    Food sales                                           2,133      1,854
    Beverage sales                                         618        584
    Other                                                  712        714
                                                      ---------- ----------
      Total revenues                                    11,511      9,639
                                                      ---------- ----------
Direct operating expenses
    Payroll                                              3,992      3,533
    Cost of sales                                          982        963
    Utilities                                              915        949
    Repairs and mainenance                                 638        577
    Adverting and promotion                                594        507
    Property taxes                                         342        282
    Insurance                                              151        147
    Other                                                1,359      1,126
                                                      ---------- ----------
      Total direct operating expenses                    8,973      8,084
                                                      ---------- ----------
Income after direct operating expenses                  $2,538     $1,555
                                                      ========== ==========

(1) Includes the operating results of a 192-room hotel acquired by the Real Estate Trust on November 30, 1994.

The Real Estate Trust recorded a loss before depreciation and amortization of $4.1 million and an operating loss of $6.6 million in the 1995 quarter compared to a loss before depreciation and amortization of $6.7 million and an operating loss of $9.3 million in the corresponding prior period. The reduction in the operating loss was largely attributable to an improvement in the operations of income-producing properties and the recognition of gain on the condemnation of a portion of a land parcel.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $680,000 (29.9%) in the 1995 quarter compared to such income in the 1994 quarter. Almost all of the growth in gross income, which amounted to $766,000 (18.9%), resulted from higher base rents. Expenses increased by $86,000 (4.8%).

Income after direct operating expenses from hotel properties increased $983,000 (63.2%) in the 1995 quarter over the level achieved in the 1994 quarter. In the current period, room sales increased $1,561,000 (24.1%), while food and beverage sales increased $313,000 (12.8%). The increase in total revenue of $1,872,000 (19.4%) exceeded the increase of $889,000 (11.0%)in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy levels.

Interest expense increased $514,000 (5.3%) in the 1995 quarter, primarily because of the higher level of borrowings in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings increased to $404.8 million for the 1995 quarter from $323.3 million for the 1994 quarter. This increase in average borrowings largely occurred as a result of the sale of $175.0 million principal amount of Senior Secured Notes in the second quarter of fiscal 1994.

Depreciation increased $284,000 (13.9%) in the 1995 quarter as a result of new tenant improvements and the newly acquired hotel property.

Amortization of debt expense declined $346,000 (72.5%) in the 1995 quarter. The decline was largely attributable the amortization of a credit arising from a lender's forgiveness of debt. There was no similar item in the prior corresponding period.

Advisory, management and leasing fees paid to related parties increased $254,000 (16.9%) in 1995 quarter from their expense level in the 1994 quarter. The monthly advisory fee in the 1995 quarter was $292,000 compared to $250,000 in the 1994 quarter, which represented an aggregate increase of $125,000. The balance of the increase in this expense item reflected higher management fees resulting from higher revenues.

General and administrative expense increased $663,000 (142.3%) in the 1995 quarter principally as a result of higher legal costs incurred in litigation with a tenant.

BANKING

Overview. The Bank recorded operating income of $12.6 million the three months ended March 31, 1995, (the "1995 quarter"), compared to operating income of $24.6 million for the three months ended March 31, 1994 (the "1994 quarter"). The decline in income for the 1995 quarter was primarily attributable to a $14.6 million increase in operating expenses and a $10.4 million increase in the provision for loan losses. This decline was partially offset by a $12.9 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $0.2 million (or 0.4%) in the 1995 quarter. The Bank would have recorded interest income of $1.9 million for the 1995 quarter if the Bank's non- accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.5 million was actually recorded on non-accrual assets and restructured loans for the 1995 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                      Three Months Ended March 31,
                                                  --------------------------------------------------------------------
                                                      1995                                 1994
                                                     Average              Yield/          Average              Yield/
                                                    Balances     Interest  Rate          Balances     Interest  Rate
                                                  ------------  --------  -------      ------------  --------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                       $ 2,991,028   $73,273    9.80 %      $ 2,773,338   $67,083    9.68 %
  Mortgage-backed securities                        1,005,351    15,434    6.14          1,278,220    17,939    5.61
  Trading securities                                    2,849        60    8.42             19,961       303    6.07
  Federal funds sold                                   34,053       509    5.98             14,684       119    3.24
  Investment securities                                 4,401        51    4.64              4,692        50    4.26
  Other interest-earning assets                       156,459     1,983    5.07            166,989     1,300    3.11
                                                  ------------  --------               ------------  --------
   Total                                            4,194,141    91,310    8.71          4,257,884    86,794    8.15
                                                                --------  -------                    --------  -------

 Noninterest-earning assets:
  Cash                                                125,744                              112,600
  Real estate held for investment or sale             318,086                              364,566
  Property and equipment,  net                        149,516                              137,912
  Cost in excess of net assets acquired,  net           5,704                                8,543
  Other assets                                        154,917                              159,530
                                                  ------------                         ------------
   Total assets                                   $ 4,948,108                          $ 5,041,035
                                                  ============                         ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                                $   876,627     5,875    2.68        $   840,310     5,824    2.77
   Savings deposits                                 1,071,728     8,847    3.30          1,171,008     9,983    3.41
   Time deposits                                      913,120    10,972    4.81            752,738     7,563    4.02
   Money market deposits                            1,117,701    10,968    3.93          1,154,233     9,360    3.24
                                                  ------------  --------               ------------  --------
   Total deposits                                   3,979,176    36,662    3.69          3,918,289    32,730    3.34
  Borrowings                                          590,310    10,157    6.88            767,725     9,406    4.90
                                                  ------------  --------               ------------  --------
   Total liabilities                                4,569,486    46,819    4.10          4,686,014    42,136    3.60
                                                                --------  -------                    --------  -------
 Noninterest-bearing items:
  Noninterest-bearing deposits                         69,055                               59,390
  Other liabilities                                    62,337                               32,543
  Stockholders' equity                                247,230                              263,088
                                                  ------------                         ------------
   Total liabilities and stockholders' equity     $ 4,948,108                          $ 5,041,035
                                                  ============                         ============

Net interest income                                             $44,491                              $44,658
                                                                ========                             ========
Net interest spread (2)                                                    4.61 %                               4.55 %
                                                                          =======                              =======
Net yield on interest-earning assets (3)                                   4.24 %                               4.20 %
                                                                          =======                              =======
Interest-earning assets to interest-bearing liabilities                   91.79 %                              90.86 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                              Three Months Ended March 31, 1995
                                                       Compared to
                                              Three Months Ended March 31, 1994
                                                   Increase (Decrease)
                                                  Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
                                            Volume          Rate          Change
                                         ------------   ------------   ------------
Interest income:
    Loans (2)                            $     5,346    $       844    $     6,190
    Mortgage-backed securities               (11,129)         8,624         (2,505)
    Trading securities                          (814)           571           (243)
    Federal funds sold                           238            152            390
    Investment securities                        (14)            15              1
    Other interest-earning assets               (533)         1,216            683
                                         ------------   ------------   ------------
        Total interest income                 (6,906)        11,422          4,516
                                         ------------   ------------   ------------


Interest expense:
    Deposit accounts                             508          3,424          3,932
    Borrowings                               (10,788)        11,539            751
                                         ------------   ------------   ------------
        Total interest expense               (10,280)        14,963          4,683
                                         ------------   ------------   ------------


Increase (decrease) in
    net interest income                  $     3,374    $    (3,541)   $      (167)
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

Interest income in the 1995 quarter increased $4.5 million from the level in the 1994 quarter primarily as a result of higher average balances of loans receivable and, to a lesser extent, federal funds sold. Higher average yields earned by the Bank on certain categories of its interest-earning assets also contributed to the increase in interest income. The effect on interest income of higher average balances and higher average yields was offset in part by lower average balances of mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.24% in the 1995 quarter from 4.20% in the 1994 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect increases in market interest rates to which rates on such products are indexed.

Interest income on loans, the largest category of interest-earning assets, increased by $6.2 million (or 9.2%) from the 1994 quarter. The increase in interest income on loans was primarily attributable to higher average balances. Average balances of consumer loans, principally automobile loans, increased $201.4 million (or 98.0%) in the 1995 quarter. The higher balances were largely responsible for the increase of $4.8 million (or 113.9%) in interest income on consumer loans. Average balances of single-family residential permanent loans increased $52.8 million (or 4.0%) as a result of increased originations of such loans during the current quarter. Interest income on these loans increased $2.4 million (or 20.5%) from the 1994 quarter. Average balances of credit card loans remained relatively stable, while average balances of home equity credit line loans declined in the 1995 quarter, largely as a result of the Bank's securitization and sale activity. The origination of $1.0 billion and $1.1 billion of credit card loans during fiscal 1994 and the first half of fiscal 1995, respectively, partially offset the securitization and sale of $1.4 billion and $988.0 million of credit card receivables during fiscal 1994 and the first half of fiscal 1995, respectively, contributing to the slight increase of $5.0 million (or 0.5%) in average balances of credit card receivables for the three months ended March 31, 1995. The securitization and sale of $181.9 million of home equity credit line receivables in September 1994 contributed to a decline of $32.3 million (or 25.5%) in average balances of home equity credit line receivables, which resulted in a $0.1 million decline in interest income from these assets.

Higher average yields on the loan portfolio also contributed to the increase in interest income on loans. The average yield on the loan portfolio in the 1995 quarter increased by 12 basis points (to 9.80% from 9.68%) from the average yield in the 1994 quarter. Average yields on single-family residential permanent and home equity credit line loans increased to 7.19% from 6.75% and to 8.21% from 6.46%, respectively. Average yield increases on construction loans and consumer loans to 10.95% from 5.96% and to 8.78% from 8.13%, respectively, also contributed to the higher average yields on the loan portfolio. The increase in the average yields on these loan categories reflects the recent increases in market interest rates. The effect of the higher yields on such loans was partially offset by a decrease in the average yield on credit card loans. Special introductory and promotional interest rates to new and existing credit card holders contributed to the decline in the average yield on credit card loans to 14.89% from 15.12%. This decrease was largely responsible for a $0.4 million decline in interest income on credit card loans.

Interest income on mortgage-backed securities decreased $2.5 million (or 14.0%) primarily because of lower average balances. The reduced mortgage-backed security balances in the 1995 quarter reflected the effects of
scheduled principal paydowns and unscheduled principal prepayments.   The
negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.14% from 5.61%, primarily as a result of rate adjustments to reflect current market interest rates on securities that are repricing.

Other interest income increased by $1.1 million (or 75.6%) in the 1995 quarter as a result of higher average yields and higher average balances of federal funds sold and higher average yields on other interest-earning assets.

Interest expense increased $4.7 million for the 1995 quarter primarily because of an increase of $3.9 million (or 12.0%) in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.69% from 3.34%), which reflected the recent increases in market interest rates, and, to a lesser extent, an increase in average deposit balances of $60.9 million. See "Financial Condition - Asset and Liability Management."

Also contributing to the increase in total interest expense was a $0.8 million increase in interest expense on borrowings. The increase in interest paid on borrowings was primarily attributable to a $2.3 million increase in interest expense on repurchase agreement transactions. The increased expense associated with repurchase agreement transactions was due to an increase of $103.9 million (or 79.4%) in the average amount of repurchase agreement transactions and an increase in the average cost of these borrowings (to 5.75% from 3.29), which reflected the recent increases in market interest rates. The increased expense was offset in part by a $1.5 million decrease in interest expense on FHLB of Atlanta advances resulting in part from a decline of $279.2 million (or 65.4%) in the average balance of such borrowings.

Provision for Loan Losses. The Bank's provision for loan losses increased to $13.6 million in the 1995 quarter from $3.2 million in the 1994 quarter. The $10.4 million increase was primarily attributable to an increase of $8.1 million in the provision for losses on credit card loans and an increase of $1.4 million in the provision for losses on consumer loans.
The higher provisions resulted from increased origination volume of such loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The increase in other (non-interest) income to $55.3 million in the 1995 quarter from $42.4 million in the 1994 quarter was primarily attributable to increases in loan and deposit servicing fees and earnings on real estate held for investment or sale. The positive effect of these items on other income was partially offset by a slight decrease in credit card fees, a decrease in the gain on sales of credit card relationships and loans, and a decrease in the gain on sales of mortgage servicing rights.

An increase of $19.3 million in excess servicing fees and $8.6 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $31.2 million (or 185.5%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $1.6 million increase in excess servicing fees related to home equity credit line securitizations.

The $3.3 million increase in earnings on real estate held for investment or sale was primarily attributable to a decrease of $0.7 million in the provision for losses on such assets and a $3.9 million increase in partnership earnings recorded on real estate held for investment. See "Financial Condition - Asset Quality - Allowances for Losses." The positive effect of these items was partially offset by a $1.0 million decrease in the gain recorded on sales of the Bank's REO properties and a $0.3 million decrease in the operating income generated by the REO properties.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $3.0 million (54.7%) in the 1995 quarter from the level in the 1994 quarter. The decrease was primarily attributable to a $2.2 million decrease in interchange fees and a $1.4
million decrease in late charges.   Also contributing to the decrease was a
$0.2 million increase in rebates paid on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in cash advance charges as a result of increased account activity, which reflects the increase in new account originations in connection with the Bank's resumption in June 1993 of active national solicitation of new credit card accounts.

Gain on sales of credit card relationships and loans decreased by $18.9 million primarily because the Bank realized a significant gain from the sale of credit card relationships (or accounts) in the 1994 quarter, but did not consummate any such sale in the 1995 quarter.

Gain on sales of mortgage servicing rights decreased by $1.2 million as a result of a decline in the volume of mortgage servicing rights sold during the current period. During the 1995 and 1994 quarters, the Bank sold the rights to service mortgage loans with principal balances of approximately $27.4 million and $119.3 million, respectively.

Operating Expenses. Operating expenses for the 1995 quarter increased $14.6 million (24.6%) from the level in the 1994 quarter, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, data processing and other operating expenses. The $5.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $3.7 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 quarter. The $4.1 million increase in other operating expenses resulted primarily because of an increase in credit card fraud losses recorded during the current period.

SIX MONTHS ENDED MARCH 31, 1995 COMPARED TO
    SIX MONTHS ENDED MARCH 31, 1994

REAL ESTATE

The following table sets forth, for the six-month period ended March 31, 1995 (the "1995 period") and the six-month period ended March 31, 1994 (the "1994 period") direct operating results for the Real Estate Trust's
(i) commercial properties (consisting of office and industrial properties), and (ii) hotel properties. On November 30, 1994, the Real Estate Trust acquired a 192-room hotel in Auburn Hills, Michigan. Operating results of the hotel are included in the 1995 period.

                                                         Six Months Ended
                                                              March 31
                                                      ---------------------
                                                         1995       1994
                                                      ---------- ----------
COMMERCIAL PROPERTIES                                     (In thousands)
Revenue
    Base rent                                           $8,801     $7,269
    Expense recoveries                                     455        323
    Other                                                  203        185
                                                      ---------- ----------
      Total revenues                                     9,459      7,777
                                                      ---------- ----------
Direct operating expenses
    Utilities                                            1,181      1,159
    Repairs and maintenance                                986        818
    Real estate taxes                                      685        760
    Payroll                                                301        274
    Insurance                                              131        129
    Other                                                  407        348
                                                      ---------- ----------
      Total direct operating expenses                    3,691      3,488
                                                      ---------- ----------
Income after direct operating expenses                  $5,768     $4,289
                                                      ========== ==========

HOTELS (1)
    Room sales                                         $15,783    $13,281
    Food sales                                           4,630      4,108
    Beverage sales                                       1,363      1,350
    Other                                                1,424      1,582
                                                      ---------- ----------
      Total revenues                                    23,200     20,321
                                                      ---------- ----------
Direct operating expenses
    Payroll                                              7,730      7,088
    Cost of sales                                        2,129      2,032
    Utilities                                            1,595      1,626
    Repairs and mainenance                               1,249      1,141
    Adverting and promotion                              1,154      1,039
    Property taxes                                         648        512
    Insurance                                              291        287
    Other                                                2,612      2,264
                                                      ---------- ----------
      Total direct operating expenses                   17,408     15,989
                                                      ---------- ----------
Income after direct operating expenses                   5,792      4,332
                                                      ========== ==========

(1) Includes the operating results of a 192-room hotel acquired by the Real Estate Trust on November 30, 1994.

The Real Estate Trust recorded a loss before depreciation and amortization of $8.9 million and an operating loss of $13.8 million in the 1995 period compared to a loss before depreciation and amortization of $14.3 million and an operating loss of $19.4 million in the 1994 period. The reduction in the operating loss was largely attributable to an improvement in the operations of income-producing properties, recognition of gain on the condemnation of a portion of a land parcel, and the writedown in the 1994 period of real estate to net realizable value.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $1,479,000 (34.5%)in the 1995 period compared to such income in the 1994 period. Almost all of the growth in gross income, which amounted to $1,682,000 (21.6%), resulted from higher base rents. Expenses increased by $203,000 (5.8%).

Income after direct operating expenses from hotel properties increased $1,460,000 (33.7%) in the 1995 period over the level achieved in the 1994 period. In the current period, room sales increased $2,502,000 (18.8%), while food and beverage sales increased $535,000 (9.8%). The increase in total revenue of $2,879,000 (14.2%), exceeded the increase of $1,419,000 (8.9%)in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy.

Interest expense increased $890,000 (4.6) in the 1995 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $405.7 million for the 1995 period from $313.5 million for the prior period. This increase in average borrowings largely occurred as a result of the sale of $175.0 million principal amount of Senior Secured Notes in the second quarter of fiscal 1994.

Depreciation increased $538,000 (13.0%) in the 1995 period as a result of new tenant improvements and the newly acquired hotel property.

Amortization of debt expense declined $719,000 (75.2%) in the 1995 period. The decline was largely attributable the amortization of a credit arising from a lender's forgiveness of debt. There was no similar item in the prior corresponding period.

Advisory, management and leasing fees paid to related parties increased $480,000 (15.8%) in 1995 period from their expense level in the 1994 period. The monthly advisory fee in the 1995 period was $292,000, compared to $250,000 in the prior period, which represented an aggregate increase of $250,000. The balance of the increase in this expense item reflected higher management fees resulting from higher revenues.

General and administrative expense increased $590,000 (61.0%) in the 1995 period principally as a result of higher legal costs incurred in litigation with a tenant.

BANKING

Overview. The Bank recorded operating income of $18.4 million during the six months ended March 31, 1995 (the "1995 period"), compared to operating income of $30.6 million for the six months ended March 31, 1994 (the "1994 period"). The decline in income for the 1995 period was primarily attributable to a $25.1 million increase in operating expenses and a $7.3 million increase in the provision for loan losses. This decrease in income was partially offset by a $20.7 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $0.5 million (or 0.5%) in the 1995 period. The Bank would have recorded interest income of $3.8 million for the 1995 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.8 million was actually recorded on non-accrual assets and restructured loans for the 1995 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Six Months Ended March 31,
                                                  ----------------------------------------------------------------------
                                                      1995                                  1994
                                                     Average               Yield/          Average               Yield/
                                                    Balances     Interest   Rate          Balances     Interest   Rate
                                                  ------------  ---------  -------      ------------  ---------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                       $ 2,857,635   $136,901    9.58 %      $ 2,628,206   $126,247    9.61 %
  Mortgage-backed securities                        1,018,538     31,040    6.10          1,354,649     38,296    5.65
  Trading securities                                    3,475        144    8.29             23,213        715    6.16
  Federal funds sold                                   42,194      1,169    5.54             16,086        250    3.11
  Investment securities                                 4,401         97    4.41              4,690        100    4.26
  Other interest-earning assets                       153,497      3,742    4.88            187,816      2,842    3.03
                                                  ------------  ---------               ------------  ---------
   Total                                            4,079,740    173,093    8.49          4,214,660    168,450    7.99
                                                                ---------  -------                    ---------  -------

 Noninterest-earning assets:
  Cash                                                126,403                               112,951
  Real estate held for investment or sale             322,789                               378,274
  Property and equipment,  net                        146,534                               136,962
  Cost in excess of net assets acquired,  net           6,178                                 8,938
  Other assets                                        142,198                               161,434
                                                  ------------                          ------------
   Total assets                                   $ 4,823,842                           $ 5,013,219
                                                  ============                          ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                                $   873,806     11,855    2.71        $   820,270     11,200    2.73
   Savings deposits                                 1,129,069     18,787    3.33          1,112,501     18,693    3.36
   Time deposits                                      851,973     19,626    4.61            778,519     15,604    4.01
   Money market deposits                            1,125,536     22,335    3.97          1,167,627     18,616    3.19
                                                  ------------  ---------               ------------  ---------
   Total deposits                                   3,980,384     72,603    3.65          3,878,917     64,113    3.31
  Borrowings                                          479,514     16,857    7.03            779,881     20,243    5.19
                                                  ------------  ---------               ------------  ---------
   Total liabilities                                4,459,898     89,460    4.01          4,658,798     84,356    3.62
                                                                ---------  -------                    ---------  -------
 Noninterest-bearing items:
  Noninterest-bearing deposits                         67,201                                57,566
  Other liabilities                                    47,955                                34,865
  Stockholders' equity                                248,788                               261,990
                                                  ------------                          ------------
   Total liabilities and stockholders' equity     $ 4,823,842                           $ 5,013,219
                                                  ============                          ============

Net interest income                                             $ 83,633                              $ 84,094
                                                                =========                             =========
Net interest spread (2)                                                     4.47 %                                4.37 %
                                                                           =======                               =======
Net yield on interest-earning assets (3)                                    4.10 %                                3.99 %
                                                                           =======                               =======
Interest-earning assets to interest-bearing liabilities                    91.48 %                               90.47 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                              Six Months Ended March 31, 1995
                                                       Compared to
                                              Six Months Ended March 31, 1994
                                                    Increase (Decrease)
                                                    Due to Change in (1)
                                         ------------------------------------------
                                                                           Total
                                            Volume          Rate          Change
                                         ------------   ------------   ------------
Interest income:
    Loans (2)                            $    11,809    $    (1,155)   $    10,654
    Mortgage-backed securities               (14,722)         7,466         (7,256)
    Trading securities                        (1,109)           538           (571)
    Federal funds sold                           620            299            919
    Investment securities                        (11)             8             (3)
    Other interest-earning assets             (1,393)         2,293            900
                                         ------------   ------------   ------------
        Total interest income                 (4,806)         9,449          4,643
                                         ------------   ------------   ------------


Interest expense:
    Deposit accounts                           1,723          6,767          8,490
    Borrowings                               (16,707)        13,321         (3,386)
                                         ------------   ------------   ------------
        Total interest expense               (14,984)        20,088          5,104
                                         ------------   ------------   ------------

Increase (decrease) in
    net interest income                  $    10,178    $   (10,639)   $      (461)
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

Interest income in the 1995 period increased $4.6 million from the level in the 1994 period primarily as a result of higher average balances of loans receivable and, to a lesser extent, federal funds sold. Higher average yields earned by the Bank on certain categories of its interest-earning assets also contributed to the increase in interest income. The effect on interest income of higher average balances and higher average yields was offset in part by lower average balances of mortgage-backed securities and, to a lesser extent, lower average yields on loans receivable.

The Bank's net yield on interest-earning assets increased to 4.10% in the 1995 period from 3.99% in the 1994 period. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect recent increases in market interest rates to which rates on such products are indexed.

Interest income on loans, the largest category of interest-earning assets, increased by $10.7 million (or 8.4%) from the 1994 period. The increase in interest income on loans was attributable to higher average balances. Average balances of consumer loans, principally automobile loans, increased $204.9 million (or 111.3%) in the 1995 period. The higher balances were largely responsible for the increase of $9.2 million (or 120.6%) in interest income on consumer loans. Average balances of single-family residential permanent loans increased $58.3 million (or 4.4%) as a result of increased originations of such loans during the current period.
Interest income on these loans increased $4.3 million (or 9.6%) from the 1994 period. Average balances of credit card and home equity credit line loans declined in the 1995 period, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $1.4 billion and $988.0 million of credit card receivables during fiscal 1994 and the 1995 period, respectively, which was mostly offset by the increased origination of credit card loans, resulted in a decline of $2.8 million (or 0.3%) in average balances of credit card receivables for the six months ended March 31, 1995. The securitization and sale of $181.9 million of home equity credit line receivables in September 1994 more than offset the originations of $54.9 million of such loans during the 1995 period, and resulted in a decline of $30.1 million (or 28.5%) in average balances of home equity credit line receivables, which resulted in a $0.4 million decline in interest income from these assets.

Lower average yields on the loan portfolio partially offset the effect of higher average balances. The average yield on the loan portfolio in the 1995 period decreased by three basis points (to 9.58% from 9.61%) from the average yield in the 1994 period. Special introductory and promotional interest rates offered to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 14.42% from 15.12%. This decrease was largely responsible for a $3.4 million decline in interest income on credit card loans. The effect of the lower yield on credit card loans was offset by increases in the average yields on single-family residential permanent and home equity credit line loans to 7.13% from 6.79% and to 8.10% from 6.52%, respectively, and increases in the average yields on commercial permanent and construction loans to 6.74% from 6.44% and to 10.28% from 6.77%, respectively. The increase in the average yields on these loans reflects the upward adjustment of interest rates on such loans to reflect increases in market interest rates to which rates on such products are indexed.

Interest income on mortgage-backed securities decreased $7.3 million (or 19.0%) primarily because of lower average balances. The reduced mortgage-backed security balances in the 1995 period reflected the effects of
scheduled principal paydowns and unscheduled principal prepayments.   The
negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.10% from 5.65%, primarily as a result of rate adjustments to reflect current market interest rates on securities that are repricing.

Other interest income increased by $1.8 million (or 58.8%) in the 1995 period primarily as a result of higher average yields and higher average balances of federal funds sold.

Interest expense increased $5.1 million for the 1995 period because of an increase of $8.5 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.65% from 3.31%), which reflected the recent increase in market interest rates, and, to a lesser extent, an increase in average deposit balances of $101.5 million. See "Financial Condition - Asset and Liability Management."

The increase in interest expense on deposits was partially offset by a $3.4 million decrease in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $3.8 million decrease in interest expense on FHLB of Atlanta advances and a $2.1 million decrease in interest expense on the Bank's subordinated debentures. A decrease of $301.5 million (or 70.7%) in the average balance of FHLB of Atlanta advances contributed to the reduced interest expense on such borrowings. Such decrease was offset in part by an increase in the average cost of FHLB of Atlanta advances to 5.68% from 3.44%, which reflected the recent increase in market interest rates. The decline in interest expense on the Bank's subordinated debentures reflected the effects of the refinancing of two outstanding debenture issues in the first quarter of fiscal 1994 with the proceeds of a new, lower-rate debenture issue. As a result of such refinancing, the annual interest rate paid by the Bank on its debentures decreased to 9.24% in the 1995 period from 10.80% in the 1994 period.

Provision for Loan Losses. The Bank's provision for loan losses increased to $22.2 million in the 1995 period from $14.9 million in the 1994 period. The increase was primarily attributable to an increase of $4.5 million in the provision for losses on credit card loans and an increase of $1.9 million in the provision for losses on consumer loans. The higher provisions resulted from increased origination volume of such loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The increase in other (non-interest) income to $98.4 million in the 1995 period from $77.8 million in the 1994 period was primarily attributable to an increase in loan and deposit servicing fees. The positive effect of this item on other income was partially offset by decreases in credit card fees, gain on sales of credit card relationships and loans, and gain on sales of mortgage servicing rights.

An increase of $29.9 million in excess servicing fees and $14.6 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $49.2 million (or 130.0%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $2.0 million increase in excess servicing fees related to home equity credit line securitizations.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $5.4 million (44.80%) in the 1995 period from the level in the 1994 period. The decrease was primarily attributable to a $2.6 million and $1.8 million decrease in late charges and interchange fees, respectively. Also contributing to the decrease in credit card fees was a $1.7 million increase in rebates paid on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in cash advance charges as a result of increased account activity, which reflects the increase in new account originations in connection with the Bank's resumption in June 1993 of active national solicitation of new credit card accounts.

Gain on sales of credit card relationships and loans decreased by $21.2 million primarily because the Bank realized a significant gain from the sale of credit card relationships (or accounts) in the 1994 quarter, but did not consummate any such sale in the 1995 quarter.

Gain on sales of mortgage servicing rights decreased by $3.3 million as a result of a decline in the volume of mortgage servicing rights sold during the current period. During the 1995 and 1994 periods, the Bank sold the rights to service mortgage loans with principal balances of approximately $59.4 million and $269.9 million, respectively.

Operating Expenses. Operating expenses for the 1995 period increased $25.1 million (21.6%) from the level in the 1994 period. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing, data processing and other expenses. The $7.9 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $3.8 million increase in marketing expenses was primarily incurred in connection with the Bank's continued expansion of its marketing program for its credit card products and services which began in June 1993 with the resumption of active national solicitation of new credit card accounts. The $6.7 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 period. The $7.5 million increase in other operating expenses was primarily a result of increased credit card fraud losses during the current period.

OTHER INFORMATION




PART II.




ITEM 6. Exhibits and Reports on Form 8-K

          Exhibit 27

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                 ------------------------------------------
                                 (Registrant)



Date:  May 15, 1995              Stephen R. Halpin, Jr.
       ------------              ------------------------------------------
                                 Vice President
                                 Chief Financial Officer




Date:  May 15, 1995              Ross E. Heasley
       ------------              ------------------------------------------
                                 Vice President
                                 Principal Accounting Officer