Form 10-Q
period 1995-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1995-08-14
CIK 86902

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1995
                               --------------------------------------------
                                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------

Commission file number : 1-7184

                   B.F. SAUL REAL ESTATE INVESTMENT TRUST
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Maryland                       52-6053341
---------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

  8401 Connecticut Avenue,
  Chevy Chase, Maryland                         20815
---------------------------------------------------------------------------
 (Address of principal executive office)       (Zip Code)

                         (301) 986-6000
---------------------------------------------------------------------------
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

    The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 10, 1995, was 4,826,910.

PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

          (a) Consolidated Balance Sheets at June 30, 1995 and
                September 30, 1994

          (b) Consolidated Statements of Operations for the three-month and nine-month periods ended
                June 30, 1995 and 1994

          (c) Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1995 and 1994

          (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          (a) Financial Condition
                Real Estate
                Banking

          (b) Liquidity and Capital Resources
                Real Estate
                Banking

          (c) Results of Operations
                Three Months Ended June 30, 1995 Compared to
                   Three Months Ended June, 1994

                Nine Months Ended June 30, 1995 Compared to
                   Nine Months Ended June 30, 1994

PART II.       OTHER INFORMATION

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                             June 30    September 30
(In thousands)                                                                                                 1995         1994
                                                                                                           ------------ ------------
ASSETS
Real Estate
Income-producing properties
    Commercial                                                                                                $112,891     $110,895
    Hotel                                                                                                      124,637      112,160
    Other                                                                                                        4,625        4,585
                                                                                                           ------------ ------------
                                                                                                               242,153      227,640
    Accumulated depreciation                                                                                   (75,171)     (68,111)
                                                                                                           ------------ ------------
                                                                                                               166,982      159,529
Land parcels                                                                                                    38,451       38,455
Cash and cash equivalents                                                                                        7,680       30,445
Other assets                                                                                                    95,605       99,310
                                                                                                           ------------ ------------
                    Total real estate assets                                                                   308,718      327,739
                                                                                                           ------------ ------------
Banking
Cash and due from banks                                                                                        127,461      166,752
Interest-bearing deposits                                                                                      225,204       14,345
Federal funds sold and securities purchased under agreements to resell                                               0      191,000
Loans held for sale                                                                                             52,390       33,598
Loans held for securitization and sale                                                                         665,000      115,000
Investment securities (market value $4,354 and $4,364, respectively)                                             4,354        4,364
Mortgage-backed securities (market value $940,456 and $1,025,525, respectively)                                942,085    1,025,525
Loans receivable (net of reserve for losses of $57,075 and $50,205, respectively)                            2,158,967    2,357,598
Federal Home Loan Bank stock                                                                                    31,940       31,940
Real estate held for investment or sale (net of reserve for losses of $130,338 and $118,973, respectively)     236,510      330,655
Property and equipment, net                                                                                    176,125      144,408
Cost in excess of net assets acquired, net                                                                       4,654        6,582
Excess servicing assets, net                                                                                    23,620       25,198
Purchased mortgage servicing rights, net                                                                        14,387       15,304
Other assets                                                                                                   253,244      204,029
                                                                                                           ------------ ------------
                    Total banking assets                                                                     4,915,941    4,666,298
                                                                                                           ------------ ------------
TOTAL ASSETS                                                                                                $5,224,659   $4,994,037
                                                                                                           ============ ============
LIABILITIES
Real Estate
Mortgage notes payable                                                                                        $186,725     $185,730
Notes payable - secured                                                                                        175,000      175,000
Notes payable - unsecured                                                                                       40,119       40,288
Deferred gains - real estate                                                                                   112,883      112,883
Other liabilities and accrued expenses                                                                          36,322       44,208
                                                                                                           ------------ ------------
                    Total real estate liabilities                                                              551,049      558,109
                                                                                                           ------------ ------------
Banking
Deposit accounts                                                                                             4,117,663    4,008,761
Securities sold under repurchase agreements and other short-term borrowings                                    142,526        8,907
Bonds payable                                                                                                        0       24,030
Notes payable                                                                                                    7,569        7,729
Federal Home Loan Bank advances                                                                                134,208      100,000
Custodial accounts                                                                                              15,333       19,523
Amounts due to banks                                                                                            28,028       30,373
Other liabilities                                                                                               26,251       54,509
Capital notes -- subordinated                                                                                  160,000      160,000
                                                                                                           ------------ ------------
                    Total banking liabilities                                                                4,631,578    4,413,832
                                                                                                           ------------ ------------

Minority interest held by affiliates                                                                            42,012       35,632
Minority interest -- other                                                                                      74,307       74,307
                                                                                                           ------------ ------------
TOTAL LIABILITIES                                                                                            5,298,946    5,081,880
                                                                                                           ------------ ------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                             516          516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                      6,642        6,642
Paid-in surplus                                                                                                 92,943       92,943
Deficit                                                                                                       (129,759)    (134,793)
Net unrealized holding loss                                                                                     (2,781)     (11,303)
                                                                                                           ------------ ------------
                                                                                                               (32,439)     (45,995)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                        (41,848)     (41,848)
                                                                                                           ------------ ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                    (74,287)     (87,843)
                                                                                                           ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                                 $5,224,659   $4,994,037
                                                                                                           ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Nine Months
                                                                                  Ended June 30             Ended June 30

(In thousands, except per share amounts)                                        1995         1994         1995         1994
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE
Income
Commercial properties                                                            $4,719       $4,584      $14,178      $12,361
Hotels                                                                           15,984       13,256       39,184       33,577
Other                                                                             1,051        1,170        3,257        2,109
                                                                            ------------ ------------ ------------ ------------
Total income                                                                     21,754       19,010       56,619       48,047
                                                                            ------------ ------------ ------------ ------------
Expenses
Direct operating expenses:
    Commercial properties                                                         1,775        1,702        5,466        5,190
    Hotels                                                                       10,172        8,802       27,580       24,791
    Land parcels and other                                                          321          397        1,009        1,047
Interest expense                                                                 10,134        9,615       30,449       29,040
Amortization of debt expense                                                        109          395          346        1,351
Depreciation                                                                      2,422        2,049        7,085        6,174
Advisory, management and leasing fees - related parties                           1,964        1,870        5,478        4,904
General and administrative                                                          428          491        1,984        1,458
Write-down of real estate to net realizable value                                     0            0            0        1,380
                                                                            ------------ ------------ ------------ ------------
Total expenses                                                                   27,325       25,321       79,397       75,335
                                                                            ------------ ------------ ------------ ------------
Equity in earnings of unconsolidated entities                                       979          843        2,742        2,467
Gain on sale of property                                                             11            0        1,664            0
                                                                            ------------ ------------ ------------ ------------
REAL ESTATE OPERATING LOSS                                                       (4,581)      (5,468)     (18,372)     (24,821)
                                                                            ------------ ------------ ------------ ------------
BANKING
Interest income
Loans                                                                            79,833       64,273      216,734      190,520
Mortgage-backed securities                                                       15,217       16,671       46,257       54,967
Trading securities                                                                   76          202          220          917
Investment securities                                                                49           49          146          149
Other                                                                             1,972        1,996        6,883        5,088
                                                                            ------------ ------------ ------------ ------------
Total interest income                                                            97,147       83,191      270,240      251,641
                                                                            ------------ ------------ ------------ ------------
Interest expense
Deposit accounts                                                                 39,654       33,075      112,257       97,188
Short-term borrowings                                                             7,587        2,068       15,636        8,823
Long-term borrowings                                                              4,036        5,061       12,844       18,549
                                                                            ------------ ------------ ------------ ------------
Total interest expense                                                           51,277       40,204      140,737      124,560
                                                                            ------------ ------------ ------------ ------------
Net interest income                                                              45,870       42,987      129,503      127,081
Provision for loan losses                                                       (13,604)     (10,349)     (35,829)     (25,248)
                                                                            ------------ ------------ ------------ ------------
Net interest income after provision for loan losses                              32,266       32,638       93,674      101,833
                                                                            ------------ ------------ ------------ ------------
Other income
Credit card fees                                                                  2,599        4,691        9,197       16,644
Loan servicing fees                                                              51,796       17,219      127,226       45,431
Deposit servicing fees                                                            6,241        5,112       17,818       14,726
Gain (loss) on sales of trading securities, net                                    (250)       1,604         (579)       2,037
Earnings (loss) on real estate held for investment or sale, net                   5,048        2,566        2,476          (75)
Gain (loss) on sales of credit card relationships and loans, net                  4,483         (684)       4,721       20,774
Gain on sales of mortgage servicing rights, net                                     456        1,020        1,270        5,150
Other                                                                            (2,423)       2,395        4,232        6,990
                                                                            ------------ ------------ ------------ ------------
Total other income                                                               67,950       33,923      166,361      111,677
                                                                            ------------ ------------ ------------ ------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                               For the Three Months      For the Nine Months
                                                                                  Ended June 30             Ended June 30

(In thousands, except per share amounts)                                        1995         1994         1995         1994
                                                                            ------------ ------------ ------------ ------------
Operating expenses
Salaries and employee benefits                                                  $28,156      $22,934      $78,739      $65,579
Loan                                                                              3,468        2,757       10,310       11,449
Property and equipment                                                            7,207        6,243       21,028       18,922
Marketing                                                                        11,656       13,712       34,835       33,049
Data processing                                                                  11,365        8,162       31,525       21,619
Deposit insurance premiums                                                        2,298        2,819        8,136        8,596
Amortization of cost in excess of net assets acquired                               677          699        1,929        2,174
Other                                                                            11,797        6,590       31,536       18,865
                                                                            ------------ ------------ ------------ ------------
Total operating expenses                                                         76,624       63,916      218,038      180,253
                                                                            ------------ ------------ ------------ ------------
BANKING OPERATING INCOME                                                         23,592        2,645       41,997       33,257
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY
Operating income (loss) before income taxes, extraordinary item, cumulative effect of change in accounting principle,
    and minority interest                                                        19,011       (2,823)      23,625        8,436
Income tax provision                                                              6,596            0        7,029        6,195
                                                                            ------------ ------------ ------------ ------------
Income (loss) before extraordinary item, cumulative effect
    of change in accounting principle and minority interest                      12,415       (2,823)      16,596        2,241
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                0            0            0      (11,315)
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                              12,415       (2,823)      16,596       (9,074)
Cumulative effect of change in accounting principle                                   0            0            0       36,260
                                                                            ------------ ------------ ------------ ------------
Income (loss) before minority interest                                           12,415       (2,823)      16,596       27,186
Minority interest held by affiliates                                             (2,598)         208       (4,249)      (2,673)
Minority interest -- other                                                       (2,438)      (2,437)      (7,313)      (7,312)
                                                                            ------------ ------------ ------------ ------------
TOTAL COMPANY NET INCOME  (LOSS)                                                  7,379       (5,052)       5,034       17,201

DEFICIT
Beginning of period                                                            (137,138)    (135,629)    (134,793)    (157,882)
                                                                            ------------ ------------ ------------ ------------

End of period                                                                 ($129,759)   ($140,681)   ($129,759)   ($140,681)
                                                                            ============ ============ ============ ============
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                 $6,024      ($6,407)        $969      $13,136

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before extraordinary item, cumulative effect
    of change in accounting principle and minority interest                       $2.30       ($0.87)       $2.60       ($0.39)
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                             0.00         0.00         0.00        (2.34)
                                                                            ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                                2.30        (0.87)        2.60        (2.73)
Cumulative effect of change in accounting principle                                0.00         0.00         0.00         7.51
                                                                            ------------ ------------ ------------ ------------
Income (loss) before minority interest                                             2.30        (0.87)        2.60         4.78
Minority interest held by affiliates                                              (0.54)        0.04        (0.88)       (0.55)
Minority interest -- other                                                        (0.51)       (0.50)       (1.52)       (1.51)
                                                                            ------------ ------------ ------------ ------------
NET INCOME (LOSS) PER COMMON SHARE                                                 1.25        (1.33)        0.20         2.72
                                                                            ============ ============ ============ ============
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                              For the Nine Months
                                                                                                                Ended June 30
(In thousands)                                                                                                 1995         1994
                                                                                                           ------------ ------------
Real Estate
Net income (loss)                                                                                             ($11,962)      $5,243
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                                 7,085        6,174
    Write-down of real estate to net realizable value                                                                0        1,380
    Increase in accounts receivable and accrued income                                                            (429)     (15,288)
    Increase in deferred tax asset                                                                              (6,426)     (38,409)
    Decrease in accounts payable and accrued expenses                                                           (4,904)     (11,854)
    Decrease in tax sharing receivable                                                                          12,000           40
    Amortization of debt expense                                                                                   346        1,351
    Equity in earnings of unconsolidated entities                                                               (2,742)      (2,643)
    Gain on sale of property                                                                                    (1,654)           0
    Other                                                                                                        2,287      (10,532)
                                                                                                           ------------ ------------
                                                                                                                (6,399)     (64,538)
                                                                                                           ------------ ------------
Banking
Net income                                                                                                      16,996       10,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Accretion of premiums, discounts and net deferred loan fees                                                 (1,160)      (1,035)
    Depreciation and amortization                                                                               16,085       13,167
    Amortization of cost in excess of net assets acquired and purchased mortgage
        servicing rights                                                                                         2,847        7,166
    Loss on extinguishment of debt                                                                                   0       10,476
    Provision for loan losses                                                                                   35,829       25,248
    Net fundings of loans held for sale  and/or securitization                                                (251,804)    (773,915)
    Proceeds from sales of trading securities                                                                  139,972      604,265
    Proceeds from sales of loans held for sale and/or securitization                                         1,810,474    1,152,715
    Earnings on real estate                                                                                     (6,946)      (8,631)
    Provision for losses on real estate held for investment or sale                                             16,000       11,682
    (Gain) loss on sales of trading securities, net                                                                579       (2,037)
    Gain on sales of credit card relationships and loans, net                                                   (4,721)     (20,774)
    Gain on sales of mortgage servicing rights, net                                                             (1,270)      (5,150)
    Minority interest held by affiliates                                                                         4,249        2,673
    Minority interest - other                                                                                    7,313        7,312
    Decrease in excess servicing assets                                                                          1,578       11,045
    (Increase) decrease in other assets                                                                        (13,900)      44,693
    Increase (decrease) in other liabilities and accrued expenses                                              (30,604)      11,790
    Decrease in tax sharing payable                                                                            (12,000)         (40)
    Other, net                                                                                                   8,732        8,073
                                                                                                           ------------ ------------
                                                                                                             1,738,249    1,109,418
                                                                                                           ------------ ------------
Net cash provided by operating activities                                                                    1,731,850    1,044,880
                                                                                                           ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                               (4,257)      (3,767)
Property acquisitions                                                                                          (10,193)           0
Equity investment in unconsolidated entities                                                                    (2,600)       1,230
Other investing activities                                                                                          52       (8,535)
                                                                                                           ------------ ------------
                                                                                                               (16,998)     (11,072)
                                                                                                           ------------ ------------
Banking
Proceeds from maturities of investment securities                                                                  100          300
Net proceeds from sales of real estate                                                                         110,131       70,267
Net proceeds from sales of mortgage servicing rights                                                             1,270        5,150
Net fundings of loans receivable                                                                            (2,021,848)    (921,414)
Principal collected on mortgage-backed securities                                                              121,659      385,376
Purchases of mortgage-backed securities                                                                        (61,649)    (243,153)
Purchases of loans receivable                                                                                  (73,183)    (186,232)
Purchases of property and equipment                                                                            (45,546)     (15,400)
Purchases of mortgage servicing rights                                                                               0         (888)
Disbursements for real estate held for investment or sale                                                      (30,202)     (45,395)
Other investing activities, net                                                                                    552          911
                                                                                                           ------------ ------------
                                                                                                            (1,998,716)    (950,478)
                                                                                                           ------------ ------------
Net cash used in investing activities                                                                       (2,015,714)    (961,550)
                                                                                                           ------------ ------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                                              For the Nine Months
                                                                                                                Ended June 30
(In thousands)                                                                                                 1995         1994
                                                                                                           ------------ ------------
Real Estate
Proceeds from mortgage financing                                                                               $11,400         $461
Principal curtailments and repayments of mortgages                                                             (10,289)     (75,944)
Proceeds from sales of secured notes                                                                                 0      175,000
Proceeds from sales of unsecured notes                                                                           3,221        8,144
Repayments of unsecured notes                                                                                   (3,390)      (6,903)
Costs of obtaining financings                                                                                     (310)      (9,243)
                                                                                                           ------------ ------------
                                                                                                                   632       91,515
                                                                                                           ------------ ------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                        10,575,028    9,059,664
Customer withdrawals of deposits and payments for maturing certificates of deposit                         (10,466,126)  (8,848,047)
Net increase (decrease) in securities sold under repurchase agreements                                          90,037      (81,517)
Advances from the Federal Home Loan Bank                                                                       851,213      736,300
Repayments of advances from the Federal Home Loan Bank                                                        (817,005)  (1,016,300)
Proceeds from other borrowings                                                                                 487,277      328,282
Repayments of other borrowings                                                                                (467,885)    (333,703)
Cash dividends paid on preferred stock                                                                          (7,313)      (7,313)
Repayment of capital notes - subordinated                                                                            0     (134,153)
Net proceeds received from capital notes - subordinated                                                              0      143,603
Other financing activities, net                                                                                 (4,191)       5,677
                                                                                                           ------------ ------------
                                                                                                               241,035     (147,507)
                                                                                                           ------------ ------------
Net cash provided by (used in) financing activities                                                            241,667      (55,992)
                                                                                                           ------------ ------------
Net increase (decrease) in cash and cash equivalents                                                           (42,197)      27,338
Cash and cash equivalents at beginning of period                                                               402,542      185,909
                                                                                                           ------------ ------------
Cash and cash equivalents at end of period                                                                    $360,345     $213,247
                                                                                                           ============ ============

    Cash paid during the period for:
        Interest (net of amount capitalized)                                                                  $179,615     $170,926
        Income taxes                                                                                                23          535

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                       3,275        5,166
    Loans held for sale exchanged for mortgage-backed securities held for sale                                  79,253      359,139
    Mortgage-backed securities available-for-sale transferred to mortgage-backed securities held-to-maturit    942,085            0
    Mortgage-backed securities transferred to mortgage-backed securities available-for-sale                          0    1,501,192
    Loans receivable transferred to loans held for sale and/or securitization                                2,202,235      962,000
    Investment securities transferred to investment securities available-for-sale                                    0        4,789
    Investment securities available-for-sale transferred to investment securities held-to-maturity               4,354            0
    Real estate held for investment transferred to real estate held for sale                                     9,273            0
    Loans made in connection with the sale of real estate                                                        8,337       14,214
    Loans receivable transferred to real estate acquired in settlement of loans                                  6,320        3,321
    Loans classified as in-substance foreclosed transferred to loans receivable                                      0       15,008
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                                  23,154            0
    Loans held for sale and/or securitization transferred to loans receivable                                        0        3,507


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

4. BANKING:

LOANS HELD FOR SALE:

At June 30, 1995 and September 30, 1994, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                June 30,      September 30,
                                                  1995            1994
                                              -----------     ------------
(In thousands)

Credit card receivables                       $  500,000      $   115,000
Automobile loan
   receivables                                    30,000            -
Home equity credit line
   receivables                                   135,000            -
                                              -----------     ------------
  Total                                       $  665,000      $   115,000
                                              ===========     ============

SECURITIES:

Investment Securities and Mortgage-Backed Securities:

On June 30, 1995, the Bank transferred all of its investment securities and mortgage-backed securities then classified as available-for-sale to held-to-maturity and, as a result, all investment securities and mortgage-backed securities are classified as held-to-maturity as of that date. These securities were transferred at their fair value. Net unrealized holding losses, net of the related income tax effect, amounting to $3.5 million as of the date of the transfer continue to be reported as a separate component of stockholders' equity and will be amortized to income over the remaining lives of the securities using the level-yield method.

Gross unrealized holding gains and losses on the Bank's investment securities at June 30, 1995 are as follows:

                                             Gross      Gross
                                           Unrealized Unrealized
                                 Amortized   Holding    Holding   Aggregate
                                   Cost      Gains      Losses   Fair Value
                                ---------- ---------- ---------- ----------
(In thousands)

U.S. Government securities
  Maturing after one year,
  but within five years         $    4,354 $   -      $   -        $  4,354
                                ========== ========== =========== =========

Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at June 30, 1995 are as follows:

                                             Gross      Gross
                                           Unrealized Unrealized
                                 Amortized   Holding    Holding   Aggregate
                                   Cost      Gains      Losses   Fair Value
                                ---------- ---------- ---------- ----------
(In thousands)

FHLMC                           $ 762,856  $     -    $   (1,629) $ 761,227
FNMA                               30,358        -          -        30,358
Private label, AA-rated           148,871        -          -       148,871
                                ---------- ---------- ---------- ----------
    Total                       $ 942,085  $     -    $   (1,629) $ 940,456
                                ========== ========== =========== =========

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges certain loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third-party investors generally in the month of issuance. Such mortgage-backed securities are classified as trading securities. The Bank realized net losses on sales of trading securities of $0.3 million for the three months ended June 30, 1995 and net gains on sales of trading securities of $1.6 million for the three months ended June 30, 1994. The Bank realized net losses on sales of trading securities of $0.6 million for the nine months ended June 30, 1995 and net gains on sales of trading securities of $2.0 million for the nine months ended June 30, 1994. There were no unrealized gains or losses as of June 30, 1995.

LOANS RECEIVABLE:

Loans receivable is composed of the following:
                                                  June 30,    September 30,
                                                    1995           1994

                                               -------------  -------------
(In thousands)

Single-family residential                      $  1,352,781   $  1,335,645
Home equity                                          14,764         34,708
Commercial and multifamily                           85,175         84,639
Real estate construction                             56,619         66,909
Ground                                               15,145         18,935
Credit card                                         461,041        535,199
Automobile                                          124,551        289,346
Other                                               127,180         68,463
                                               -------------   ------------
                                                  2,237,256      2,433,844
                                               -------------   ------------
Less:
  Undisbursed portion of loans                       33,756         35,535
  Unearned discounts                                  1,167          1,438
  Net deferred loan origination costs               (13,709)       (10,932)
  Allowance for loan losses                          57,075         50,205
                                               -------------   ------------
                                                     78,289         76,246
                                               -------------   ------------
  Total                                        $  2,158,967    $ 2,357,598
                                               =============   ============

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

During the nine months ended June 30, 1995, the Bank had no impaired real estate loans. At June 30, 1995, the Bank had impaired credit card loans with a carrying value of $13.8 million, before the allowance for losses of $1.4 million on all such impaired credit card loans. The Bank calculates its allowance for losses on all credit card loans based upon historical charge-offs and repayment experience and the age of the portfolio. The average recorded investment in impaired credit card loans for the three months and nine months ended June 30, 1995 was $11.5 million and $16.5 million, respectively. The Bank recognized interest income of $0.5 million and $1.5 million on its impaired credit card loans for the three months and nine months ended June 30, 1995, respectively.


REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                                 June 30,     September 30,
                                                   1995           1994
                                                ----------    ------------
(In thousands)

Land, development, construction
 and rental properties                         $    3,818    $     69,767
Investments in limited partnerships                        -       (2,478)
Investment in real estate ventures                    -             8,915
                                                ----------    ------------
  Total real estate held for
   investment                                       3,818          76,204
                                                ----------    ------------

Real estate held for sale                         363,030         387,024
                                                ----------    ------------

Less:
 Allowance for losses on real estate
  held for investment                                 593           9,899
 Allowance for losses on real estate
  held for sale                                   129,745         109,074
 Accumulated depreciation and
  amortization                                      -              13,600
                                                ----------    ------------
                                                  130,338         132,573
                                                ----------    ------------

  Total real estate held for
   investment or sale                           $ 236,510     $   330,655
                                                ==========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At June 30, 1995, the Bank's assets accounted for approximately 94% of the Trust's consolidated assets. The Trust recorded net income of $7.4 million for the three-month period ended June 30, 1995, compared to a net loss of $5.1 million for the three-month period ended June 30, 1994.

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

FINANCIAL CONDITION

REAL ESTATE

     The Real Estate Trust's investment portfolio at June 30, 1995, which consisted primarily of office and industrial projects, hotels and undeveloped land parcels, was relatively unchanged from September 30, 1994. On November 30, 1994, the Real Estate Trust acquired a 192-room Holiday Inn located in Auburn Hills, Michigan, thereby increasing the number of rooms in its hotel portfolio by 8%.

      The Real Estate Trust's office and industrial property portfolio was 92% leased at June 30, 1995, compared to leasing rates of 93% and 89% at
September 30, 1994 and June 30, 1994, respectively.   The improved leasing
rate during fiscal 1994 was primarily attributable to additional space leased in two of the office properties located in Atlanta. At June 30, 1995, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1,368,000 square feet, of which 213,000 square feet (16.9%) and 247,000 square feet (19.6%) are subject to leases whose terms expire in the balance of fiscal 1995 and in fiscal 1996, respectively. Based on discussions with current and propective tenants for space on which leases are scheduled to expire in the balance of fiscal 1995, management expects that substantially all such space will be leased at rates that are at least as high as the rates of the expiring leases.

     For the nine months ended June 30, 1995, the nine hotel properties owned by the Real Estate Trust throughout the period experienced an average occupancy rate of 65% and an average room rate of $58.33 compared to an average occupancy rate of 60% and an average room rate of $57.62 in the comparable nine-month period of fiscal 1994. Compared to the fiscal 1994 period, seven of the hotels registered improved occupancies and higher average room rates in the current period. Adjusted for the inclusion of the new hotel acquired on November 30, 1994, the hotel portfolio experienced an average occupancy of 66% and an average room rate of $59.45 during the nine-month period ended June 30, 1995.

BANKING

General. The Bank recorded operating income of $23.6 million during the June 1995 quarter, compared to $2.6 million in the prior corresponding period. The $21.0 million increase in operating income for the current quarter was primarily a result of the Bank's continued expansion of its credit card program and other loan products and services, which contributed to the $35.7 million increase in loan and deposit servicing fees over the June 1994 quarter. Partially offsetting the positive effect this item had on income was a $12.7 million increase in operating expenses and a $3.3 million increase in the provision for loan losses resulting from increased consumer and credit card loan originations. See "Results of Operations."

At June 30, 1995, the Bank remained in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Bank's tangible, core and risk-based regulatory capital ratios were 5.63%, 5.63% and 11.76%, respectively, compared to the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. Under the Office of Thrift Supervision (the "OTS") "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At June 30, 1995, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios of 5.63%, 6.79% and 11.76%, respectively, exceeded the corresponding ratios of 5.0%, 6.0% and 10.0% for "well capitalized" institutions established under the prompt corrective action regulations. On the basis of its balance sheet at June 30, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Capital."

In the June 1995 quarter, the Bank securitized and sold $412.0 million of credit card receivables pursuant to its portfolio funding strategy. The Bank also securitized and sold $252.2 million of automobile loan receivables in the current quarter, which sale resulted in a gain of $4.0 million. See "Liquidity."

On June 30, 1995, the Bank transferred all of its investment securities and mortgage-backed securities then classified as available-for-sale to held-to-maturity. Net unrealized holding losses, net of related income taxes, in the amount of $3.5 million continue to be reported as a separate component of stockholders' equity and will be amortized over the remaining life of the securities using the level-yield method.

Asset Quality.

Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the third quarter of fiscal 1995 from the level at September 30, 1994. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                  June 30,        March 31,     September 30,
                                                                    1995            1995            1994
                                                               --------------  --------------  --------------
Non-performing assets:
   Non-accrual loans:
     Residential real estate                                   $       6,958   $       8,085   $       8,306
     Credit card                                                      16,482          14,778          16,229
     Consumer and other                                                  970             903             498
                                                               --------------  --------------  --------------
       Total non-accrual loans (1)                                    24,410          23,766          25,033
                                                               --------------  --------------  --------------

   Non-accrual real estate held for investment (1)                      -              9,088           8,915

   Real estate acquired in settlement of loans                       363,030         374,936         387,024
   Allowance for losses on real estate acquired in settlement
     of loans                                                       (129,745)       (121,562)       (109,074)
                                                               --------------  --------------  --------------
     Real estate acquired in settlement of loans, net                233,285         253,374         277,950
                                                               --------------  --------------  --------------

       Total non-performing assets                             $     257,695   $     286,228   $     311,898
                                                               ==============  ==============  ==============


Allowance for losses on loans                                  $      57,075   $      54,137   $      50,205
Allowance for losses on real estate held for investment                  593           9,193           9,899
Allowance for losses on real estate acquired in settlement
  of loans                                                           129,745         121,562         109,074
                                                               --------------  --------------  --------------

   Total allowances for losses                                 $     187,413   $     184,892   $     169,178
                                                               ==============  ==============  ==============


Ratios:

   Non-performing assets, net to total assets (2)                       4.07%           4.57%           5.40%

   Allowance for losses on real estate loans to non-accrual
     real estate loans (1)                                            193.19%         167.01%         169.58%

   Allowance for losses on credit card loans to non-accrual
     credit card loans (1)                                            252.15%         260.71%         212.77%

   Allowance for losses on consumer and other loans to
     non-accrual consumer and other loans (1)                         213.71%         233.33%         319.28%

   Allowance for losses on loans to non-accrual loans (1)             233.82%         227.79%         200.56%

   Allowance for losses on loans to total loans receivable (3)          1.95%           1.79%           1.97%


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

Non-performing assets totaled $257.7 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $129.7 million, at June 30, 1995, compared to $286.2 million, after valuation allowances on REO of $121.6 million, at March 31, 1995. In addition to the valuation allowances on REO, the Bank maintained $2.0 million of valuation allowances on its non-accrual loans at June 30, 1995 compared to $3.9 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at March 31, 1995. The decrease in non-performing assets for the current quarter was primarily attributable to a net decrease in REO of $20.1 million. During the June 1995 quarter, non-accrual REI with a balance of $9.3 million, before valuation allowances, was transferred to REO. See "Real Estate Held for Investment."

The Bank's non-performing real estate assets, which include non-accrual real estate loans, REO and non-accrual REI, totaled $240.2 million at June 30, 1995, or 93.2% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $239.9 million at June 30, 1995, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.

                           Decline in Non-Performing
                               Real Estate Assets


                                  Total
                                Valuation
                                Allowances
                                    On
                     Total Non- Non-Accrual  Total Non-      Cumulative
                     Performing Real Estate  Performing     Decline from
                        Real    Loans and       Real     February 29, 1992
                       Estate   Non-Accrual    Estate    -----------------
                     Assets (1)    REI(2)    Assets, net  Amount   Percent
                     ---------- -----------  ----------- -------- --------
(Dollars in thousands)

December 31, 1991     $559,665      $ 6,692   $552,973       -         -
February 29, 1992      574,321        6,712    567,609       -         -
March 31, 1992         551,960        5,490    546,470   ($21,139)   -3.7%
June 30, 1992          512,729       10,224    502,505    (65,104)  -11.5%
September 30, 1992     487,287        7,147    480,140    (87,469)  -15.4%
December 31, 1992      427,113        2,332    424,781   (142,828)  -25.2%
March 31, 1993         394,672        2,635    392,037   (175,572)  -30.9%
June 30, 1993          382,657        2,634    380,023   (187,586)  -33.1%
September 30, 1993     351,160        2,427    348,733   (218,876)  -38.6%
December 31, 1993      345,968        3,493    342,475   (225,134)  -39.7%
March 31, 1994         323,185        3,487    319,698   (247,911)  -43.7%
June 30, 1994          310,506        3,620    306,886   (260,723)  -45.9%
September 30, 1994     295,171        2,390    292,781   (274,828)  -48.4%
December 31, 1994      283,375        2,388    280,987   (286,622)  -50.5%
March 31, 1995         270,546        2,407    268,139   (299,470)  -52.8%
June 30, 1995          240,243(3)       348(3) 239,895   (327,714)  -57.7%
----------------------

(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO, after valuation allowances.

(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI.

(3) At June 30, 1995, the Bank had no non-accrual REI.

At June 30, 1995, $218.8 million or 91.1% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's five planned unit developments (the "Communities"). The Bank has disposed of the majority of its commercial REO and is continuing to effect the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $24.4 million at June 30, 1995, which represented a slight increase of $0.6 million from $23.8 million at March 31, 1995. At June 30, 1995, non-accrual loans consisted primarily of $7.0 million of non-accrual real estate loans and $16.5 million of non-accrual credit card loans.

At June 30, 1995, the $16.5 million of non-accrual credit card loans were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $16.0 million of credit card loans classified for regulatory purposes as substandard which were not either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not non-performing assets ($16.0 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. Of the $16.0 million, $4.7 million was current, $6.8 million was 30-59 days past due and $4.5 million was 60-89 days past due at June 30, 1995. All delinquent amounts are included in the table of delinquent loans. See "Delinquent Loans."

Non-accrual REI. At June 30, 1995, the Bank had no non-accrual REI. At September 30, 1994, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing. During the June 1995 quarter, this loan with a balance of $9.3 million, before valuation allowances of $2.0 million, was transferred to REO. See "Real Estate Held for Investment."

REO. At June 30, 1995, the Bank's REO totaled $233.3 million, after valuation allowances on such assets of $129.7 million. The principal component of REO consists of the Communities, which had an aggregate book value of $174.4 million at that date. Four of the Communities are under active development.

During the three months ended June 30, 1995, REO decreased $20.1 million. This decrease was primarily attributable to the sale of two retail center properties and one commercial ground property and sales in the Communities and other smaller residential properties. This decrease was partially offset by the transfer of the participating loan to a developer mentioned above from REI to REO resulting from the Bank acquiring title to the property. See "Disposition of REO."

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO" and "Allowances for Losses." The Bank capitalized interest in the amount of $3.4 million during the nine months ended June 30, 1995, of which $3.3 million was related to the Bank's four active Communities.

Disposition of REO. During the three months ended June 30, 1995, the Bank received proceeds of approximately $30.4 million upon the disposition of REO, which consisted of two retail centers ($8.4 million), one commercial ground property ($0.6 million), 456 residential lots or units in the Communities and other smaller residential properties ($19.9 million) and various single-family residential properties ($1.5 million).

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

The following table sets forth information about the Bank's REO at June 30, 1995.

                     Balance                       Balance
                     Before           All           After      Percent
                    Valuation      Valuation      Valuation      of
                   Allowances     Allowances     Allowances    Total
                   -----------  --------------  -------------  ------
(Dollars in thousands)

Communities        $  273,473      $   99,052     $  174,421    74.8%
Residential ground
  and construction     53,744          20,298         33,446    14.3
Retail center           3,187           1,620          1,567     0.7
Commercial ground      28,457           8,567         19,890     8.5
Single-family
  residential
  properties            4,169             208          3,961     1.7
                   -----------  --------------  -------------  ------
   Total REO       $  363,030       $ 129,745     $  233,285   100.0%
                   ===========  ==============  =============  ======

At June 30, 1995, the Bank had executed contracts to sell five of these properties at their aggregate book value of $12.7 million at that date.

The four active Communities consists of 12,928 residential lots or units and 197.6 acres of land designated for retail use. At June 30, 1995, 9,240 residential units (71.5%) had been sold to builders, consisting of 8,014 units (62.0%) which had been settled and 1,226 units (9.5%) which were under contract and pending settlement. At the same date, approximately
114.7 acres (58.0%) of retail land had been sold to developers, including
27.4 acres which were under contract and pending settlement. In addition, at June 30, 1995, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The rate of residential lot sales in the Bank's four active Communities increased 60.4% to 1,142 lots during the first nine months of fiscal 1995 from 712 lots during the prior corresponding period. The rate of home sales in the Bank's four active Communities declined to 764 units during the nine months ended June 30, 1995 from 1,089 units during the nine months ended June 30, 1994. The decline in home sales in the four active Communities reflected the negative effect of increasing mortgage interest rates and other general economic conditions.

The Bank will continue to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the four Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                              June 30,    September 30,
                                               1995      1994      1993
                                             --------  --------  --------
(In thousands)

Residential construction loans               $ 11,180  $ 13,367  $ 10,386
Single-family permanent loans (1)              51,067    54,642    79,104
                                             --------  --------  --------
  Total                                      $ 62,247  $ 68,009  $ 89,490
                                             ========  ========  ========
---------------------------------
(1) Includes $2.3 million, $4.4 million and $8.8 million of loans classified as held for sale at June 30, 1995, September 30, 1994 and September 30, 1993, respectively.

The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's current policy is to sell all such single-family loans for which it provides permanent financing. At June 30, 1995, $2.3 million of such loans are classified as held for sale and generally are expected to be sold in the fourth quarter of fiscal 1995.

In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.

                               Nine Months
                                 Ended
                                June 30,      Year Ended September 30,
                                  1995          1994           1993
                                ---------     ---------     ---------
(In thousands)

Sales proceeds                  $  52,900     $  78,057     $  66,291
Development costs                  25,665        44,264        52,118
                                ---------     ---------     ---------
  Net cash flow                    27,235        33,793        14,173
Increase (decrease) in reserves
   and other non-cash items         9,787        (4,337)        7,899
                                ---------     ---------     ---------
 Net decrease in balances of
   the Communities              $  37,022     $  29,456     $  22,072
                                =========     =========     =========

The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, which is in the pre-development stage. At June 30, 1995, this property had a book value of $25.6 million, after valuation allowances.

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

At June 30, 1995, potential problem assets totaled $17.5 million, before valuation allowances of $3.3 million, as compared to $18.4 million, before valuation allowances of $3.5 million, at March 31, 1995. The $0.9 million decrease in potential problem assets was primarily attributable to net principal reductions. Subsequent to June 30, 1995, a residential ground loan with a principal balance of $8.8 million that was classified as a potential problem asset was paid off.

Delinquent Loans.   At June 30, 1995, delinquent loans totaled $54.4
million (or 1.8% of loans) compared to $36.5 million (or 1.2% of loans) at March 31, 1995. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1995.

                                   Principal Balance
                      --------------------------------------    Total as a
                       Mortgage    Non-Mortgage                 Percentage
                        Loans         Loans          Total     of Loans (1)
                      ---------   --------------   ---------   ------------
(Dollars in thousands)

Loans delinquent for:

30-59 days            $   6,459   $       20,987   $  27,446        0.9%
60-89 days               14,889           12,071      26,960        0.9%
                      ---------   --------------   ---------       -----
  Total               $  21,348   $       33,058   $  54,406        1.8%
                      =========   ==============   =========       =====
----------------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-59 days includes one commercial permanent loan with a book balance of $0.2 million and two residential construction loans with an aggregate book balance of $1.9 million.
Mortgage loans classified as delinquent 60-89 days includes one commercial permanent loan with a book balance of $0.1 million and two residential ground loans and one residential construction loan with an aggregate book balance of $12.7 million for the three loans. The remaining balance of loans delinquent 30-89 days consists of single-family permanent residential mortgage loans and home equity credit line loans. The increase in total delinquent mortgage loans, from $7.4 million at March 31, 1995 to $21.3 million at June 30, 1995, was primarily attributable to three loans, secured by a single residential construction property, with an aggregate book balance of $12.7 million. One of these loans, with a balance of $8.8 million, previously had been accounted for as a troubled debt restructuring and classified as a potential problem asset. All of these loans were paid off subsequent to June 30, 1995.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $33.1 million at June 30, 1995 from $29.1 million at March 31, 1995, and increased as a percentage of total non-mortgage loans to 2.7% at June 30, 1995 from 2.1% at March 31, 1995.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                        June 30,         March 31,       September 30,
                         1995              1995             1994
                      -----------       -----------      -----------
(In thousands)
Troubled debt
  restructurings      $    26,395       $    28,134      $    29,141
                      ===========       ===========      ===========

At June 30, 1995, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and two residential ground loans with principal balances totaling $13.2 million. The $1.7 million decrease in loans accounted for as troubled debt restructurings from March 31, 1995 resulted from net principal reductions. At June 30, 1995, the Bank had commitments to lend $1.5 million of additional funds on loans that have been restructured. Subsequent to June 30, 1995, one residential ground loan with a principal balance of $8.8 million, which was accounted for as a troubled-debt restructuring and classified as a potential problem asset at June 30, 1995, paid off.

Real Estate Held for Investment. At June 30, 1995, real estate held for investment consisted of two properties with an aggregate book value of $3.2 million, net of valuation allowances of $0.6 million as compared to six properties with an aggregate book value of $54.8 million, net of accumulated depreciation of $16.0 million and valuation allowances of $9.2 million at March 31, 1995. During the three months ended June 30, 1995, the Bank sold two apartment buildings previously classified as real estate held for investment which had an aggregate net book value of $25.5 million and recognized a net gain of $5.3 million. Also during the current period, a loan to a developer with a profit participation feature was transferred to REO and an office building was transferred to property, plant and equipment and will be used as bank premises reflecting management's decision to use a significant portion of the building to satisfy the Bank's current and anticipated need for additional office space.

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

Analysis  of  Allowance  for  and  Charge-offs  of  Loans
(Dollars in thousands)


                                                            Nine Months Ended           Three Months
                                                                 June 30,                  Ended
                                                     ------------------------------       June 30,
                                                          1995             1994             1995
                                                     -------------    -------------    -------------
Balance at beginning of period                       $     50,205     $     68,040     $     54,137
                                                     -------------    -------------    -------------

Provision for loan losses                                  35,829           25,248           13,604
                                                     -------------    -------------    -------------

Charge-offs:
  Residential                                                 866            1,400              267
  Credit card                                              34,617           43,207           12,548
  Other                                                     2,369              577              866
                                                     -------------    -------------    -------------
      Total charge-offs                                    37,852           45,184           13,681
                                                     -------------    -------------    -------------

Recoveries:
  Residential                                                  14               75               12
  Credit card                                               8,388           10,108            2,834
  Other                                                       491              257              169
                                                     -------------    -------------    -------------
      Total recoveries                                      8,893           10,440            3,015
                                                     -------------    -------------    -------------

Charge-offs,  net of recoveries                            28,959           34,744           10,666
                                                     -------------    -------------    -------------

Balance at end of period                             $     57,075     $     58,544     $     57,075
                                                     =============    =============    =============





Provision for loan losses to average loans  (1) (2)          1.60%            1.26%            1.67%
Net loan charge-offs to average loans (1) (2)                1.29%            1.74%            1.31%
Ending allowance for losses on loans to total
  loans (2) (3)                                              1.95%            2.10%            1.95%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.
/TABLE

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                              June 30,                     March 31,                 September 30,
                                                1995                         1995                         1994
                                      ------------------------     ------------------------     ------------------------
                                                  Percent of                   Percent of                   Percent of
                                                   Loans to                     Loans to                     Loans to
                                      Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                                      --------    ------------     --------    ------------     --------    ------------
Balance at end of period allocated to:


Residential permanent                 $ 1,289           48.1 %     $ 1,382           46.3 %     $ 1,384           53.8 %

Home equity                               504            5.1           323            3.7           133            1.4

Commercial and multifamily              8,509            2.9         8,488            2.7         8,506            3.3

Residential construction                1,267            0.9         1,336            0.9         1,455            1.2

Commercial construction                    57            0.2            57            0.2           245            0.2

Ground                                  1,816            0.5         1,917            0.5         2,362            0.6

Credit card                            41,560           32.9        38,527           31.2        34,530           25.5

Consumer and other                      2,073            9.4         2,107           14.5         1,590           14.0
                                      --------                     --------                     --------

    Total                             $57,075                      $54,137                      $50,205
                                      ========                     ========                     ========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)


                                         Nine Months Ended         Three Months
                                             June 30,                 Ended
                                     --------------------------      June 30,
                                         1995           1994           1995
                                     -----------    -----------    ------------
Balance at beginning of period:
  Real estate held for investment    $    9,899     $   10,182     $     9,193
  Real estate held for sale             109,074        101,462         121,562
                                     -----------    -----------    ------------
    Total                               118,973        111,644         130,755
                                     -----------    -----------    ------------

Provision for real estate losses:
  Real estate held for investment        (8,556)           (93)         (7,850)
  Real estate held for sale              24,556         11,775          10,041
                                     -----------    -----------    ------------
    Total                                16,000         11,682           2,191
                                     -----------    -----------    ------------

Charge-offs:

  Real estate held for investment:
    Commercial ground                       750              -             750
                                     -----------    -----------    ------------
      Total                                 750              -             750
                                     -----------    -----------    ------------

  Real estate held for sale:
    Residential construction              1,924            676               -
    Commercial construction                 933              -             933
    Commercial ground                       925              -             925
    Residential ground                      103              -               -
    Commercial permanent                      -          5,812               -
                                     -----------    -----------    ------------
      Total                               3,885          6,488           1,858
                                     -----------    -----------    ------------

    Total charge-offs on real estate
       held for investment or sale        4,635          6,488           2,608
                                     -----------    -----------    ------------



Balance at end of period:
  Real estate held for investment           593         10,089             593
  Real estate held for sale             129,745        106,749         129,745
                                     -----------    -----------    ------------
    Total                            $  130,338     $  116,838     $   130,338
                                     ===========    ===========    ============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                             June 30,          March 31,       September 30,
                                               1995              1995              1994
                                          --------------    --------------    --------------
Allowance for losses on real estate
  held for investment:
  Commercial and multifamily              $           -     $       6,870     $       7,793
  Ground                                              -             2,000             1,975
  Other                                             593               323               131
                                          --------------    --------------    --------------
     Total                                          593             9,193             9,899
                                          --------------    --------------    --------------


Allowance for losses on real estate
  held for sale:
  Residential                                       208               154                66
  Home equity                                         1                11                 4
  Commercial and multifamily                          -               147               142
  Commercial construction                         1,621             2,415             1,216
  Residential construction                           20                43             1,942
  Ground                                        127,895           118,792           105,704
                                          --------------    --------------    --------------
     Total                                      129,745           121,562           109,074
                                          --------------    --------------    --------------

     Total allowance for losses on real
       estate held for investment or sale $     130,338     $     130,755     $     118,973
                                          ==============    ==============    ==============

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $2.5 million from the level at March 31, 1995 to $187.4 million at June 30, 1995. The $2.5 million increase was primarily attributable to increased valuation allowances on the Communities and credit card loans. During the nine months ended June 30, 1995, the Bank recorded net charge-offs of $5.5 million on loans secured by real estate and real estate held for investment or sale and provided an additional $16.2 million of valuation allowances on these assets.

The following table shows valuation allowances for losses on performing and non-performing assets at the dates indicated.

                                                  June 30, 1995
                                       ---------------------------------
                                                      Non-
                                       Performing  performing    Total
                                       ---------   ---------   ---------
(In thousands)
Allowance for losses on:
 Loans:
  Real estate                          $  13,094   $     348   $  13,442
  Credit card                             39,912       1,648      41,560
  Consumer and other                       2,066           7       2,073
                                       ---------   ---------   ---------
   Total allowance for
    losses on loans                       55,072       2,003      57,075
                                       ---------   ---------   ---------
 Real estate held for
  investment                                 593        -            593
 Real estate held for sale                  -        129,745     129,745
                                       ---------   ---------   ---------
 Total allowance for losses on
   real estate held for
   investment or sale                        593     129,745     130,338
                                       ---------   ---------   ---------

Total allowance for losses             $  55,665   $ 131,748   $ 187,413
                                       =========   =========   =========

                                              September 30, 1994
                                       ---------------------------------
                                                      Non-
                                       Performing  performing    Total
                                       ---------   ---------   ---------
(In thousands)
Allowance for losses on:
 Loans:
  Real estate                          $  13,670   $     415   $  14,085
  Credit card                             32,907       1,623      34,530
  Consumer and other                       1,588           2       1,590
                                       ---------   ---------   ---------
   Total allowance for
    losses on loans                       48,165       2,040      50,205
                                       ---------   ---------   ---------
 Real estate held for
  investment                               7,924       1,975       9,899
 Real estate held for sale                  -        109,074     109,074
                                       ---------   ---------   ---------
 Total allowance for losses on
   real estate held for
   investment or sale                      7,924     111,049     118,973
                                       ---------   ---------   ---------

 Total allowance for losses            $  56,089   $ 113,089   $ 169,178
                                       =========   =========   =========

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $143.8 million at June 30, 1995, which constituted 38.9% of total non-performing real estate assets, before valuation allowances. This amount represented a $0.5 million decrease from the March 31, 1995 level of $144.3 million, or 36.8% of total non-performing real estate assets, before valuation allowances at that date.

Effective October 1, 1994, the Bank provides additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities. During the June 1995 quarter, the Bank provided an additional $6.6 million of general valuation allowances against its Communities pursuant to this policy. The effect of such additional general valuation allowances was a reduction of the Bank's net income.

When real estate collateral securing an extension of credit is initially recorded as REO, it is written down to fair value on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for valuation allowances that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional reserves based on new information. Depending on the nature of the information, these new reserves may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated reserves, which provide protection against changes in management's perception of overall economic factors.
The allowance for losses on real estate held for sale at June 30, 1995 is in addition to approximately $57.0 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 1995.

The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

Net charge-offs of credit card loans for the nine months ended June 30, 1995 were $26.2 million, compared to $33.1 million for the nine months ended June 30, 1994. The decrease in net charge-offs resulted primarily from a decline in payment defaults. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of valuation allowances established at the beginning of the fiscal period.

The allowance for losses on credit card loans increased to $41.6 million at June 30, 1995 from $38.5 million at March 31, 1995, primarily because of the increased volume of credit card loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans changed to 252.2% and 4.3%, respectively, at June 30, 1995 from 260.7% and 4.1%, respectively, at March 31, 1995.

The allowance for losses on consumer and other loans remained constant at $2.1 million from March 31, 1995 to June 30, 1995. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans changed to 213.7% and 0.8%, respectively, at June 30, 1995 from 233.3% and 0.5%, respectively, at March 31, 1995.

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

The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of adjustable-rate residential permanent loans ("ARMs"), adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At June 30, 1995, adjustable-rate loans accounted for 86.5% of total loans. At June 30, 1995, ARMs and home equity credit line loans with rates adjustable in one year or less accounted for 13.4% of total loans, while credit card loans accounted for 32.9% of total loans.

In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, a negative gap implies that the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis assumes a parallel shift in interest rates for instruments of different maturities and does not reflect the possibility that retail deposit pricing changes may lag those of wholesale market funds which, in a period of rising interest rates, might serve to mitigate the decline in net interest spread. For example, between January 1994 and June 1995, short-term market rates increased over 300 basis points while the Bank's overall deposit costs increased less than 70 basis points.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1995, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                     More than      More than      More than
                                                     Six Months     One Year      Three Years
                                       Six Months     through        through        through      More than
                                        or Less       One Year     Three Years    Five Years     Five Years      Total
                                      -----------   -----------   ------------   ------------   -----------   -----------
As of June 30, 1995
Mortgage loans:
  Adjustable-rate                     $  336,606    $  204,281    $   438,621    $   298,895    $   18,012    $1,296,415
  Fixed-rate                               8,762        10,314         37,907         42,653        88,259       187,895
  Loans held for sale                     52,390           -              -              -             -          52,390
  Home equity credit lines and second
    mortgages                             21,217            28             32            -             -          21,277
Credit card and other                    503,572        26,684         83,090         58,836        38,273       710,455
Loans held for securitization and sale   665,000           -              -              -             -         665,000
Mortgage-backed securities               171,303       177,915        472,217        105,183        15,467       942,085
Other investments                        344,927           -            4,353            -             -         349,280
                                      -----------   -----------   ------------   ------------   -----------   -----------

  Total interest-earning assets        2,103,777       419,222      1,036,220        505,567       160,011     4,224,797
Total non-interest earning assets            -             -              -              -         691,144       691,144
                                      -----------   -----------   ------------   ------------   -----------   -----------

  Total assets                        $2,103,777    $  419,222    $ 1,036,220    $   505,567    $  851,155    $4,915,941
                                      ===========   ===========   ============   ============   ===========   ===========

Deposits:
  Fixed maturity deposits             $  490,142    $  325,143    $   294,781    $   112,880    $      -      $1,222,946
  NOW, statement and passbook accounts 1,312,901        40,527        134,980         91,871       195,787     1,776,066
  Money market deposit accounts        1,000,551           -              -              -             -       1,000,551
Borrowings:
  Capital notes - subordinated            10,000           -              -              -         150,000       160,000
  Other                                  272,637           118          3,532          1,790         6,226       284,303
                                      -----------   -----------   ------------   ------------   -----------   -----------
  Total interest-bearing liabilities   3,086,231       365,788        433,293        206,541       352,013     4,443,866
Total non-interest bearing liabilities       -             -              -              -         187,712       187,712
Stockholders' equity                         -             -              -              -         284,363       284,363
  Total liabilities & stockholders'
                                      -----------   -----------   ------------   ------------   -----------   -----------
    equity                            $3,086,231    $  365,788    $   433,293    $   206,541    $  824,088    $4,915,941
                                      ===========   ===========   ============   ============   ===========   ===========

Gap                                    ($982,454)      $53,434       $602,927       $299,026     ($192,002)
Cumulative gap                         ($982,454)    ($929,020)     ($326,093)      ($27,067)    ($219,069)
Cumulative gap as a percentage
  of total assets                          (20.0)%       (18.9)%         (6.6)%         (0.6)%        (4.5)%

The one-year gap, as a percentage of total assets, was a negative 18.9% at June 30, 1995, compared to a negative 23.8% at March 31, 1995. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap. The improvement in the Bank's one-year gap was primarily due to an increase in short-term assets at June 30, 1995 resulting from the securitization and sale of credit card and automobile loan receivables.

During the March 1995 quarter, the Bank purchased a series of interest rate caps which management believes will limit significantly its exposure to rising short-term interest rates during a four-year period beginning July 1, 1995 and ending June 30, 1999. The initial level of the protection is a notional principal amount of $600 million and such protection will decline to $200 million by March 31, 1998. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty. Such payments would be equal to the product of (a) the amount by which the one-month LIBOR rate exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party.

Management believes that the purchase of the caps has significantly reduced the Bank's exposure to rising interest rates. If the caps had been in effect at June 30, 1995, the Bank's one-year funding gap figure shown in the foregoing table would have been reduced by $600 million, thereby reducing this measured exposure by approximately two-thirds.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

At June 30, 1995, the Bank would not have been required to maintain additional amounts of risk-based capital under the interest-rate risk component of the OTS capital regulations.

Tax Sharing Payments. During the first nine months of fiscal 1995, after receiving OTS approval, the Bank made tax sharing payments totaling $12.0 million to the Real Estate Trust, which owns 80% of the Bank's Common Stock. The Bank made an additional tax sharing payment of $8.5 million subsequent to June 30, 1995.

Capital. At June 30, 1995, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its June 30, 1995 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "well capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1995 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                     Minimum               Excess
                                                           Actual             Capital Requirement          Capital
                                                  -------------------------  ---------------------  ---------------------
                                                                 As a %                   As a %                 As a %
                                                    Amount    of Assets (3)    Amount    of Assets    Amount    of Assets
                                                  ---------   -------------  ---------   ---------  ---------   ---------

Capital per financial statements                  $321,244
   Net unrealized holding losses (1)                 3,476
                                                  ---------
Adjusted capital                                   324,720

Adjustments for tangible and core capital:
   Intangible assets                               (46,862)
   Non-includable subsidiaries  (2) (5)             (2,188)
                                                  ---------
      Total tangible capital                       275,670            5.63%  $ 73,413        1.50%  $202,257        4.13%
   Supervisory goodwill (4)                           -       =============  =========   =========  =========   =========
                                                  ---------
      Total core capital (3) (4) (5)               275,670            5.63%  $195,769        4.00%  $ 79,901        1.63%
                                                  ---------   =============  =========   =========  =========   =========

      Total tier 1 risk-based capital (3)          275,670            6.79%  $162,495        4.00%  $113,175        2.79%
                                                  ---------   =============  =========   =========  =========   =========

Adjustments for risk-based capital:
   Subordinated capital debentures                 151,400
   Allowance for general loan losses                49,842
                                                  ---------
      Total supplementary capital                  201,242
   Excess allowance for loan losses                   -
                                                  ---------
   Adjusted supplementary capital                  201,242
                                                  ---------
      Total available capital                      476,912
   Equity investments (2)                          (28,703)
                                                  ---------
      Total risk-based capital (3)                $448,209           11.76%  $324,918        8.00%  $123,291        3.76%
                                                  =========   =============  =========   =========  =========   =========


(1)Beginning December 31, 1994, the Bank adopted the OTS revised policy to exclude net unrealized holding gains (losses)
   from regulatory capital.
(2)Reflects an aggregate offset of $4.4 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
   "credit" against the deductions from capital otherwise required for such investments.
(3)Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4)Effective January 1, 1995, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.375% to 0% of tangible assets.
(5)Effective July 1, 1995, the percentage of non-includable subsidiaries required to be phased out from core capital increased from 40% to 60%.  If this phase-out had been in effect on June 30, 1995, the Bank's tangible, core and risk-based regulatory capital ratios would have been 5.61%, 5.61% and 11.73%.

Regulatory Action and Requirements. The Bank is subject to a written agreement with the OTS, as amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. During the period April 1, 1995 through June 30, 1995, the Bank's total assets increased by $36.3 million, which is $3.4 million less than the net interest credited on deposit liabilities for such period.

Capital Maintenance Strategies. The regulatory capital requirements applicable to the Bank will continue to increase over time as a result of the gradual phase-out of various assets from regulatory capital. On the basis of its balance sheet at June 30, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements with tangible, core (or leverage), and total risk-based capital ratios of 5.57%, 5.57% and 11.69%, respectively, which exceeded the FIRREA requirements of 1.5%, 3.0% and 8.0%, respectively. At June 30, 1995, the Bank had $7.0 million, after subsequent valuation allowances, of extensions of credit to, and investments in, subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were subject at June 30, 1995 to a 40% phase-out from all three FIRREA capital requirements. This phase-out increased to 60% on July 1, 1995 and will increase to 100% on July 1, 1996, in accordance with a delayed phase-in period approved by the OTS pursuant to legislation enacted in October 1992. At June 30, 1995, the Bank also had three equity investments with an aggregate balance, after subsequent valuation allowances, of $32.5 million which were subject to a 100% phase-out from total capital for risk-based capital purposes.
Pursuant to OTS guidelines, $4.4 million of general valuation allowances maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. The Bank has submitted to the OTS a request for extensions of the five-year periods for certain of these projects and, although there can be no assurances in this regard, management believes it will be able to obtain the necessary extensions. The following table sets forth the Bank's REO at June 30, 1995, after valuation allowances of $129.7 million, by the fiscal year in which the property was acquired through foreclosure.

    Fiscal Year         (In thousands)

    1990 (1)              $   99,109
    1991                      95,104
    1992                      15,080
    1993                       4,897
    1994                       8,128
    1995                      10,967
                          ----------
            Total REO     $  233,285
                          ==========
-----------------------

(1) Includes REO with an aggregate net book value of $28.7 million, which the Bank treats as equity investments for regulatory capital purposes.

At June 30, 1995, the Bank had $45.2 million of supervisory goodwill, all of which was excluded from core capital pursuant to statutory provisions.

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

Prompt Corrective Action. Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At June 30, 1995, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.63%, 6.79% and 11.76%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank's levels of nonperforming assets may result in reductions in capital to the extent losses are recognized as a result of deteriorating collateral value or economic conditions. Further, under the OTS regulatory capital requirements, the Bank is required to phase out from regulatory capital certain investments in subsidiaries. There can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized." However, on a fully phased-in basis at June 30, 1995, the Bank's regulatory capital ratios would meet the ratios established for "well capitalized" institutions.

Deposit Insurance Premiums. The Treasury Department and the federal banking agencies, in testimony given before Congress on August 2, 1995, presented a joint proposal to capitalize the Savings Association Insurance Fund ("SAIF") and to either reduce or eliminate the anticipated disparity between the Bank Insurance Fund ("BIF") and SAIF insurance rates. Under the proposal: (i) on January 1, 1996, thrift institutions would pay a one-time assessment of 85 to 90 basis points on their SAIF-insured deposits to increase the SAIF's reserve ratio to 1.25%; and (ii) effective January 1, 1996, the assessment base for interest payments on Financing Corporation bonds, which were issued in the late 1980's to resolve troubled thrifts, would be expanded to cover all FDIC-insured institutions, including members of both the BIF and SAIF. The joint proposal also recommends that the BIF and SAIF be merged by the beginning of 1998. There can be no assurances whether, or in what form, the joint proposal will eventually be enacted.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General.     The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

     Historically, the Real Estate Trust's total cash requirements have
exceeded the cash generated by its operations.   This condition is
currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of capital improvement costs and, commencing in fiscal 1994, the payment of interest on $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the
"Senior Secured Notes") sold on March 30, 1994.   The Real Estate Trust had
funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership, the Real Estate Trust shares in cash distributions from operations.

     The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 1995 is set forth in the following table. Of the $186.7 million of mortgage debt outstanding at June 30, 1995, $142.7 million was nonrecourse to the Real Estate Trust and $173.0 million was fixed-rate debt. The Senior Secured Notes are designated "Notes Payable-Secured" in the table and in the Consolidated Financial Statements included in this report.

                          Debt Maturity Schedule
                              (In thousands)
Fiscal             Mortgage   Notes Payable-  Notes Payable-
 Year               Notes        Secured        Unsecured      Total
--------------------------------------------------------------------
1995 (1)           $  2,245    $     --         $   582     $  2,827
1996                  9,679          --           6,116       15,795
1997                 19,438          --           5,539       24,977
1998                  7,412          --           6,968       14,380
1999                 17,093          --          12,984       30,077
Thereafter          130,858     175,000          7,9303       13,788
                   --------    --------        --------     --------
                   $186,725    $175,000         $40,119     $401,844
                   ========    ========        ========     ========
--------------------------------------------------------------------
(1) July 1, 1995 to September 30, 1995.

     The Real Estate Trust anticipates that its capital improvement costs for its existing portfolio will be in the range of $4.0 to $5.0 million per year during the next several fiscal years.

     The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, in the balance of fiscal 1995 and in subsequent years will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank and their subsidiaries. The Real Estate Trust believes that the improved financial condition and operating results of the Bank in recent periods should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank, although there can be no assurance as to the amount or timing of any payments from such sources. During the first nine months of fiscal 1995, after receiving OTS approval, the Bank made tax sharing payments totalling $12.0 million to the Real Estate Trust. The Bank made an additional tax sharing payment of $8.5 million subsequent to June 30, 1995. The availability and amount of tax sharing payments and dividends in future periods are dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

BANKING

Liquidity. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's average liquidity ratio for the month ended June 30, 1995 was 11.5%, compared to 11.1% for the month ended March 31, 1995. Additionally, the Bank met the liquidity level requirements for each month of the first nine months of fiscal 1995.

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities,
(ii) savings deposits, (iii) sales of loans and trading securities and (iv) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At June 30, 1995, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $1.0 billion, $4.4 million and $939.1 million, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.3 billion at June 30, 1995, after market-value and other adjustments.

In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. During the June 1995 quarter, the Bank securitized and sold $412.0 million of credit card receivables and $252.2 million of automobile loan receivables. Additionally, during the second quarter of fiscal 1995, the Bank securitized and sold $413.0 million of credit card receivables and $59.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. The Bank also securitized and sold
$575.0 million of credit card receivables during the first quarter of fiscal 1995. At June 30, 1995, the Bank was considering the securitization and sale of approximately $700.0 million of credit card receivables, including $500.0 million of receivables outstanding at June 30, 1995 and $200.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending December 31, 1995. In addition, the Bank was considering the securitization and sale of approximately $200.0 million of automobile loan receivables and $150.0 million of home equity credit line receivables during the six months ending December 31, 1995. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line and automobile loan receivables to meet liquidity and other balance sheet objectives.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For the nine months ended June 30, 1995, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $10.5 billion, repay borrowings of $2.6 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $2.4 billion, purchase investments and loans of $134.8 million and meet operating expenses, before depreciation and amortization, of $199.1 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $10.6 billion, proceeds from borrowings of $2.8 billion, proceeds from sales of loans, trading securities and real estate of $2.1 billion, and principal and interest collected on investments, loans, mortgage-backed securities and securities of $519.1 million.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. Of the $3.7 billion of outstanding trust certificate balances at June 30, 1995, the primary recourse to the Bank was approximately $76.5 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At June 30, 1995, recourse to the Bank under these arrangements was approximately $4.4 million.

The Bank's commitments at June 30, 1995 are set forth in the following table:

(In thousands)

Commitments to originate loans                     $      28,071
                                                    ------------

Loans in process (collateralized loans):
  Home equity                                            546,067
  Real estate construction                                26,639
  Commercial and multifamily                                 227
                                                    ------------
                                                         572,933
                                                    ------------
Loans in process (unsecured loans):
  Credit cards                                         9,929,321
  Overdraft lines                                         48,511
  Commercial                                               6,891
                                                    -----------
                                                       9,984,723
                                                    ------------

    Total commitments to extend credit                10,585,727

Letters of credit                                         44,639
Recourse arrangements on asset-backed
  securitizations                                         76,512
Recourse arrangements on mortgage-backed
  securities                                               4,389
                                                    ------------
    Total commitments                               $ 10,711,267
                                                    ============

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.8% of commitments at June 30, 1995.

At June 30, 1995, repayments of borrowed money scheduled to occur during the next 12 months were $121.9 million. Certificates of deposit maturing during the next 12 months amounted to $815.3 million, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at June 30, 1995.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,1995 COMPARED TO
      THREE MONTHS ENDED JUNE 30, 1994

REAL ESTATE

The following table sets forth for the three-month period ended June 30, 1995 (the "1995 quarter") and the three-month period ended June 30, 1994 (the "1994 quarter") direct operating results for the Real Estate Trust's
(i) commercial properties (consisting of office and industrial properties), and (ii) hotel properties.

                                                Three Months Ended
                                                      June 30,
                                               ---------------------
                                                 1995         1994
                                               --------     --------
COMMERCIAL PROPERTIES                              (In thousands)
(OFFICE AND INDUSTRIAL PROPERTIES)
Revenue
     Base rent                                 $  4,376     $  3,896
     Expense recoveries                             241          470
     Other                                          102          218
                                               --------     --------
             Total revenues                       4,719        4,584
                                               --------     --------
Direct operating expenses
     Utilities                                      559          529
     Repairs and maintenance                        447          476
     Real estate taxes                              349          364
     Payroll                                        138          162
     Insurance                                       66           63
     Other                                          216          108
                                               --------     --------
        Total direct operating expenses           1,775        1,702
                                               --------     --------
Income after direct operating expenses         $  2,944     $  2,882
                                               ========     ========

                                                Three Months Ended
                                                      June 30,
                                               ---------------------
                                                 1995         1994
                                               --------     --------
HOTELS (1)                                         (In thousands)
Revenue
     Room sales                                $ 11,442     $  9,419
     Food sales                                   2,977        2,477
     Beverage sales                                 704          674
     Other                                          861          686
                                               --------     --------
              Total revenue                      15,984       13,256
                                               --------     --------
Direct operating expenses
     Payroll                                      4,465        3,926
     Cost of sales                                1,296        1,139
     Utilities                                      712          648
     Repairs and maintenance                        795          665
     Advertising and promotion                      706          648
     Property taxes                                 349          280
     Insurance                                      160          147
     Other                                        1,689        1,349
                                               --------     --------
        Total direct operating expenses          10,172        8,802
                                               --------     --------
Income after direct operating expenses         $  5,812     $  4,454
                                               ========     ========


(1) Includes the results of the Real Estate Trust's acquisition of a 192-room hotel on November 30, 1994.

     The Real Estate Trust recorded a loss before depreciation and amortization of $2.1 million and an operating loss of $4.6 million in the 1995 quarter compared to a loss before depreciation and amortization of $3.0 million and an operating loss of $5.5 million in the corresponding prior period. The reduction in the operating loss was largely attributable to an improvement in the operations of hotels.

     Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $62,000 (2.2%) in the 1995 quarter compared to such income in the 1994 quarter.
The growth in gross income, which aggregated $135,000 (2.9%), resulted from higher base rents of $480,000 (12.3%), partially reduced by lower expense recoveries of $229,000 (48.7%) and other income of $116,000. Typically, as higher base rent is achieved on new leases, expense reimbursement thresholds are also raised, resulting in lower expense reimbursement income in subsequent periods. Expenses increased by $73,000(4.3%)in the 1995 quarter compared to the 1994 quarter.

     Income after direct operating expenses from hotel properties increased $1,358,000 (30.5%) in the 1995 quarter over the level achieved in the 1994 quarter. In the current period, room sales increased $2,023,000 (21.5%), while food and beverage sales increased $530,000 (16.8%). The increase in total revenue of $2,728,000 (20.6%) exceeded the increase of $1,370,000 (15.6%) in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy levels.

     Interest expense increased $519,000 (5.4%) in the 1995 quarter, primarily because of an interest credit posted in last year's quarter and secondarily to higher average interest rates in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings decreased slightly to $403.5 million for the 1995 quarter from $403.6 million for the 1994 quarter.

     Depreciation increased $373,000 (18.2%) in the 1995 quarter as a result of new tenant improvements and the newly acquired hotel property.

     Amortization of debt expense declined $286,000 (72.4%) in the 1995 quarter. The decline was largely attributable the amortization of a credit arising from a lender's forgiveness of debt. There was no similar item in the prior corresponding period.

     Advisory, management and leasing fees paid to related parties increased $94,000 (5.0%) in 1995 quarter from their expense level in the 1994 quarter. The monthly advisory fee in both the 1995 quarter and in the 1994 quarter was $292,000. The increase in this expense item reflected higher management fees resulting from higher revenues.

     General and administrative expense decreased $63,000 (12.8%) in the 1995 quarter, principally as a result of lower legal costs.

BANKING

Overview. The Bank recorded operating income of $23.6 million for the three months ended June 30, 1995 (the "1995 quarter"), compared to operating income of $2.6 million for the three months ended June 30, 1994 (the "1994 quarter"). The increase in income for the 1995 quarter was primarily attributable to a $34.0 million increase in other (non-interest income) resulting primarily from an increase in loan and deposit servicing fees. This increase was partially offset by a $12.7 million increase in operating expenses and a $3.3 million increase in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $2.9 million (or 6.7%) in the 1995 quarter. The Bank would have recorded interest income of $1.7 million for the 1995 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans for the 1995 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                 Three Months Ended June 30,
                                              --------------------------------------------------------------------
                                                           1995                                 1994
                                              -------------------------------      -------------------------------
                                                Average               Yield/         Average               Yield/
                                                Balances    Interest   Rate          Balances    Interest   Rate
                                              -----------  ---------  -------      -----------  ---------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                   $3,261,828   $ 79,833    9.79 %      $2,751,452   $ 64,273    9.34 %
  Mortgage-backed securities                     969,236     15,217    6.28         1,154,226     16,671    5.78
  Trading securities                               3,842         76    7.91            12,629        202    6.40
  Federal funds sold                              32,832        490    5.97            39,787        379    3.81
  Investment securities                            4,403         49    4.45             4,599         49    4.26
  Other interest-earning assets                  129,895      1,482    4.56           176,445      1,617    3.67
                                              -----------  ---------               -----------  ---------
   Total                                       4,402,036     97,147    8.83         4,139,138     83,191    8.04
                                                           ---------  -------                   ---------  -------

 Noninterest-earning assets:
  Cash                                           132,938                              118,430
  Real estate held for investment or sale        287,847                              340,481
  Property and equipment,  net                   157,291                              138,790
  Cost in excess of net assets acquired,  net      4,680                                7,608
  Other assets                                   154,910                              144,986
                                              -----------                          -----------
   Total assets                               $5,139,702                           $4,889,433
                                              ===========                          ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                            $  875,599      5,902    2.70        $  869,352      5,923    2.73
   Savings deposits                              986,373      8,276    3.36         1,293,344     10,890    3.37
   Time deposits                               1,122,574     15,293    5.45           729,152      7,029    3.86
   Money market deposits                       1,034,252     10,183    3.94         1,154,965      9,233    3.20
                                              -----------  ---------               -----------  ---------
   Total deposits                              4,018,798     39,654    3.95         4,046,813     33,075    3.27
  Borrowings                                     685,410     11,623    6.78           481,514      7,129    5.92
                                              -----------  ---------               -----------  ---------
   Total liabilities                           4,704,208     51,277    4.36         4,528,327     40,204    3.55
 Noninterest-bearing items:                                ---------  -------                   ---------  -------
  Noninterest-bearing deposits                    78,517                               67,389
  Other liabilities                               85,951                               37,070
  Stockholders' equity                           271,026                              256,647
                                              -----------                          -----------
   Total liabilities and stockholders' equity $5,139,702                           $4,889,433
                                              ===========                          ===========

Net interest income                                        $ 45,870                             $ 42,987
                                                           =========                            =========
Net interest spread (2)                                                4.47 %                               4.49 %
                                                                      =======                              =======
Net yield on interest-earning assets (3)                               4.17 %                               4.15 %
                                                                      =======                              =======
Interest-earning assets to interest-bearing liabilities               93.58 %                              91.41 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                      Three Months Ended June 30, 1995
                                                 Compared to
                                      Three Months Ended June 30, 1994
                                             Increase (Decrease)
                                             Due to Change in (1)
                                  ------------------------------------------
                                                                    Total
                                     Volume          Rate          Change
                                  ------------   ------------   ------------
Interest income:
    Loans (2)                     $    12,352    $     3,208    $    15,560
    Mortgage-backed securities         (8,441)         6,987         (1,454)
    Trading securities                   (379)           253           (126)
    Federal funds sold                   (379)           490            111
    Investment securities                  (9)             9              0
    Other interest-earning assets      (1,707)         1,572           (135)
                                  ------------   ------------   ------------
        Total interest income           1,437         12,519         13,956
                                  ------------   ------------   ------------

Interest expense:
    Deposit accounts                   (1,561)         8,140          6,579
    Borrowings                          3,346          1,148          4,494
                                  ------------   ------------   ------------
        Total interest expense          1,785          9,288         11,073
                                  ------------   ------------   ------------

Increase (decrease) in
    net interest income           $      (348)   $     3,231    $     2,883
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

Interest income in the 1995 quarter increased $14.0 million from the level in the 1994 quarter primarily as a result of higher average yields earned by the Bank on all categories of its interest-earning assets. Higher average balances of loans receivable also contributed to the increase in interest income. The effect on interest income of higher average yields and higher average balances of loans was offset in part by lower average balances of mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.17% in the 1995 quarter from 4.15% in the 1994 quarter. The slight increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect increases in market interest rates to which rates on such products are indexed, offset by the increase of interest rates on interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, increased by $15.6 million (or 24.2%) from the 1994 quarter. The increase in interest income on loans was primarily attributable to higher average balances. Average balances of consumer loans, principally automobile loans, increased $192.3 million (or 73.6%) in the 1995 quarter. The higher balances were largely responsible for the increase of $4.0 million (or 75.0%) in interest income on consumer loans. Average balances of single-family residential permanent loans increased $143.4 million (or 11.1%) as a result of the origination of such loans during the last year. Interest income on these loans increased $3.3 million (or 15.3%) from the 1994 quarter. Average balances of credit card loans increased $226.0 million (or 24.4%) during the period, largely as a result of new account originations in connection with the Bank's prior resumption of active national solicitation of credit card accounts. This increase was largely responsible for a $10.8 million increase in interest income on credit card loans. Average balances of home equity credit line loans declined in the 1995 quarter, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $181.9 million of home equity credit line receivables in September 1994 contributed to a decline of $28.7 million (or 18.1%) in average balances of home equity credit line loans. The negative effect on income resulting from the decrease in home equity credit line loans was offset by an increase in the average yield on home equity credit line loans, which contributed to the $0.2 million increase in income earned on these assets.

Higher average yields on the loan portfolio also contributed to the increase in interest income on loans. The average yield on the loan portfolio in the 1995 quarter increased by 45 basis points (to 9.79% from 9.34%) from the average yield in the 1994 quarter. Average yields on single-family residential permanent and home equity credit line loans increased to 7.02% from 6.77% and to 8.85% from 6.83%, respectively. Average yields on construction loans and commercial permanent loans increased to 10.75% from 6.93% and to 6.78% from 6.16%, respectively. Average yield increases on credit card loans and consumer loans to 15.41% from 14.53% and to 8.13% from 8.07%, respectively, also contributed to the higher average yields on the loan portfolio. The increase in the average yields on these loan categories reflects higher market interest rates in the 1995 quarter as compared to the 1994 quarter.

Interest income on mortgage-backed securities decreased $1.5 million (or 8.7%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1995 quarter reflected the effects of scheduled principal paydowns and unscheduled principal prepayments. The negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.28% from 5.78%, reflecting higher market interest rates in the 1995 quarter as compared to the 1994 quarter.

Interest expense increased $11.1 million for the 1995 quarter primarily because of an increase of $6.6 million (or 19.9%) in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.95% from 3.27%), which reflected increases in market interest rates. See "Financial Condition - Asset and Liability Management."

Also contributing to the increase in total interest expense was a $4.5 million increase in interest expense on borrowings. The increase in interest paid on borrowings was primarily attributable to a $4.2 million increase in interest expense on repurchase agreement transactions. The increased expense associated with repurchase agreement transactions was due to an increase of $270.1 million (or 760.3%) in the average amount of repurchase agreement transactions and an increase in the average cost of these borrowings (to 5.90% from 3.65%), which reflected higher market interest rates in the 1995 quarter as compared to the 1994 quarter.

Provision for Loan Losses. The Bank's provision for loan losses increased to $13.6 million in the 1995 quarter from $10.3 million in the 1994 quarter. The $3.3 million increase was primarily attributable to an increase of $3.0 million in the provision for losses on credit card loans and an increase of $0.7 million in the provision for losses on consumer loans. The higher provisions resulted from increased origination volume of such loans. Partially offsetting the increase was a $0.4 million decrease in the provision for losses on real estate loans. See "Financial Condition
- Asset Quality - Allowances for Losses."

Other Income. The increase in other (non-interest) income to $68.0 million in the 1995 quarter from $33.9 million in the 1994 quarter was primarily attributable to increases in loan and deposit servicing fees, gain on sales of credit card relationships and loans and earnings on real estate held for investment or sale. The positive effect of these items on other income was partially offset by a decrease in credit card fees and a decrease in other income.

An increase of $23.7 million in excess servicing fees and $9.3 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $35.7 million (or 159.9%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank.

Gain on sales of credit card relationships and loans increased by $5.2 million primarily as a result of a $4.0 million gain on the securitization and sale of $252.2 million of automobile loan receivables during the 1995 quarter.

The $2.5 million increase in earnings on real estate held for investment or sale was primarily attributable to an increase of $4.5 million in the gain recorded on sales of the Bank's REO properties. Partially offsetting this increase was an increase of $1.4 million in the provision for losses on such assets and a decrease of $0.6 million in the operating income generated by the REO properties. See "Financial Condition - Asset Quality
- Allowance for Losses".

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $2.1 million (44.6%) in the 1995 quarter from the level in the 1994 quarter. The decrease was primarily attributable to a $2.7 million decrease in interchange fees and a $0.4 million decrease in late charges. The decrease was partially offset by an increase in cash advance charges as a result of increased account activity, which reflects the increase in new account originations in connection with the Bank's resumption in June 1993 of active national solicitation of new credit card accounts.

The $4.8 million decline in other income was primarily a result of the establishment of a reserve on a fixed asset. A $6.2 million reserve, previously established as a reserve against an REI property, was transferred with such property to property, plant and equipment. See "Financial Condition - Real Estate Held for Investment."

Operating Expenses. Operating expenses for the 1995 quarter increased $12.7 million (19.9%) from the level in the 1994 quarter, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, data processing and other operating expenses. The $5.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $3.2 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 quarter. The $5.2 million increase in other operating expenses resulted primarily because of an increase in credit card fraud losses recorded during the current period.

NINE MONTHS ENDED JUNE 30,1995 COMPARED TO
     NINE MONTHS ENDED JUNE 30, 1994

REAL ESTATE

The following table sets forth, for the nine-month period ended June 30, 1995 (the "1995 period") and the nine-month period ended June 30, 1994 (the "1994 period") direct operating results for the Real Estate Trust's (i) commercial properties (consisting of office and industrial properties), and
(ii) hotel properties.

                                                 Nine Months Ended
                                                      June 30,
                                               ---------------------
                                                 1995         1994
                                               --------     --------
COMMERCIAL PROPERTIES                              (In thousands)
(OFFICE AND INDUSTRIAL PROPERTIES)
Revenue
     Base rent                                 $ 13,177     $ 11,165
     Expense recoveries                             696          793
     Other                                          305          403
                                               --------     --------
             Total revenues                      14,178       12,361
                                               --------     --------
Direct operating expenses
     Utilities                                    1,740        1,688
     Repairs and maintenance                      1,433        1,294
     Real estate taxes                            1,034        1,124
     Payroll                                        439          436
     Insurance                                      197          192
     Other                                          623          456
                                               --------     --------
        Total direct operating expenses           5,466        5,190
                                               --------     --------
Income after direct operating expenses         $  8,712      $ 7,171
                                               ========      =======

                                                 Nine Months Ended
                                                      June 30,
                                               ---------------------
                                                 1995         1994
                                               --------     --------
HOTELS (1)                                         (In thousands)
Revenue
     Room sales                                $ 27,225     $ 22,700
     Food sales                                   7,607        6,585
     Beverage sales                               2,067        2,024
     Other                                        2,285        2,268
                                               --------     --------
              Total revenue                      39,184       33,577
                                               --------     --------
Direct operating expenses
     Payroll                                     12,195       11,014
     Cost of sales                                3,425        3,171
     Utilities                                    2,307        2,274
     Repairs and maintenance                      2,044        1,806
     Advertising and promotion                    1,860        1,687
     Property taxes                                 997          792
     Insurance                                      451          434
     Other                                        4,301        3,613
                                               --------     --------
        Total direct operating expenses          27,580       24,791
                                               --------     --------
Income after direct operating expenses         $ 11,604     $  8,786
                                               ========      =======

(1) Includes the results of the Real Estate Trust's acquisition of a 192-room hotel on November 30, 1994.

     The Real Estate Trust record a loss before depreciation and amortization of $10.9 million and an operating loss of $18.4 million in the 1995 period compared to a loss before depreciation and amortization of $17.3 million and operating loss of $24.8 million in the 1994 period. The reduction in the operating loss was largely attributable to an improvement in the operations of income-producing properties, recognition of gain on the condemnation of a portion of a land parcel, and the writedown in the 1994 period of real estate to net realizable value.

     Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $1,541,000 (21.5%) in the 1995 period compared to such income in the 1994 period. The growth in gross income, which aggregated $1,817,000 (14.7%), resulted from higher base rents of $2,012,000 (18.0%), partially reduced by lower expense recoveries of $97,000 (12.2%) and other income of $98,000. Typically, as higher base rent is achieved on new leases, expense reimbursement thresholds are also raised, resulting in lower expense reimbursement income in subsequent periods. Expenses increased by $276,000 (5.3%)in the 1995 period.

     Income after direct operating expenses from hotel properties increased $2,818,000 (32.1%) in the 1995 period over the level achieved in the 1994 period. In the current period, room sales increased $4,525,000 (19.9%), while food and beverage sales increased $1,065,000 (12.4%). The increase in total revenue of $5,607,000 (16.7%) exceeded the increase of $2,789,000 (11.3%) in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy.

     Interest expense increased $1,409,000 (4.9%) in the 1995 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $404.4 million for the 1995 period from $343.6 million for the prior period. This increase in average borrowings largely occurred as a result of the sale of $175.0 million principal amount of Senior Secured Notes in the second quarter of fiscal 1994.

     Depreciation increased $911,000 (14.8%) in the 1995 period as a result of new tenant improvements and the newly acquired hotel property.

     Amortization of debt expense declined $1,005,000 (74.4%) in the 1995 period. The decline was largely attributable the amortization of a credit arising from a lender's forgiveness of debt. There was no similar item in the prior corresponding period.

     Advisory, management and leasing fees paid to related parties increased $574,000 (11.7%) in 1995 period from their expense level in the 1994 period. The monthly advisory fee in the 1995 period was $292,000 compared to $250,000 for six months and $292,000 for three months in the 1994 period, which represented an aggregate increase of $250,000. The balance of the increase in this expense item reflected higher management fees resulting from higher revenues.

     General and administrative expense increased $526,000 (36.1%) in the 1995 period principally as a result of higher legal costs incurred in litigation with a tenant.

BANKING

Overview. The Bank recorded operating income of $42.0 million during the nine months ended June 30, 1995 (the "1995 period"), compared to operating income of $33.3 million for the nine months ended June 30, 1994 (the "1994 period"). The increase in income for the 1995 period was primarily attributable to a $54.7 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees. This increase in income was partially offset by a $37.8 million increase in operating expenses and a $10.6 million increase in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $2.4 million (or 1.9%) in the 1995 period. The Bank would have recorded interest income of $5.4 million for the 1995 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $1.5 million was actually recorded on non-accrual assets and restructured loans for the 1995 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                  Nine Months Ended June 30,
                                              --------------------------------------------------------------------
                                                           1995                                 1994
                                              ------------------------------       -------------------------------
                                                Average               Yield/         Average               Yield/
                                                Balances    Interest   Rate          Balances    Interest   Rate
                                              -----------  ---------  -------      -----------  ---------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                   $2,992,374   $216,734    9.66 %      $2,669,288   $190,520    9.52 %
  Mortgage-backed securities                   1,002,104     46,257    6.15         1,280,323     54,967    5.72
  Trading securities                               3,597        220    8.15            19,685        917    6.21
  Federal funds sold                              39,073      1,658    5.66            23,986        629    3.50
  Investment securities                            4,401        146    4.42             4,660        149    4.26
  Other interest-earning assets                  145,631      5,225    4.78           184,023      4,459    3.23
                                              -----------  ---------               -----------  ---------
   Total                                       4,187,180    270,240    8.61         4,181,965    251,641    8.02
                                                           ---------  -------                   ---------  -------

 Noninterest-earning assets:
  Cash                                           128,581                              114,777
  Real estate held for investment or sale        311,142                              365,676
  Property and equipment,  net                   150,130                              137,571
  Cost in excess of net assets acquired,  net      5,672                                8,495
  Other assets                                   146,436                              169,451
                                              -----------                          -----------
   Total assets                               $4,929,141                           $4,977,935
                                              ===========                          ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                            $  874,404     17,756    2.71        $  836,631     17,123    2.73
   Savings deposits                            1,081,504     27,063    3.34         1,172,782     29,582    3.36
   Time deposits                                 942,173     34,920    4.94           762,063     22,634    3.96
   Money market deposits                       1,095,108     32,518    3.96         1,163,406     27,849    3.19
                                              -----------  ---------               -----------  ---------
   Total deposits                              3,993,189    112,257    3.75         3,934,882     97,188    3.29
  Borrowings                                     548,146     28,480    6.93           680,426     27,372    5.36
                                              -----------  ---------               -----------  ---------
   Total liabilities                           4,541,335    140,737    4.13         4,615,308    124,560    3.60
                                                           ---------  -------                   ---------  -------
 Noninterest-bearing items:
  Noninterest-bearing deposits                    70,973                               60,840
  Other liabilities                               60,620                               35,600
  Stockholders' equity                           256,213                              266,187
                                              -----------                          -----------
   Total liabilities and stockholders' equity $4,929,141                           $4,977,935
                                              ===========                          ===========

Net interest income                                        $129,503                             $127,081
                                                           =========                            =========
Net interest spread (2)                                                4.48 %                               4.42 %
                                                                      =======                              =======
Net yield on interest-earning assets (3)                               4.12 %                               4.05 %
                                                                      =======                              =======
Interest-earning assets to interest-bearing liabilities               92.20 %                              90.61 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                       Nine Months Ended June 30, 1995
                                               Compared to
                                       Nine Months Ended June 30, 1994
                                            Increase (Decrease)
                                            Due to Change in (1)
                                  ------------------------------------------
                                                                    Total
                                     Volume          Rate          Change
                                  ------------   ------------   ------------
Interest income:
    Loans (2)                     $    23,374    $     2,840    $    26,214
    Mortgage-backed securities        (14,652)         5,942         (8,710)
    Trading securities                 (1,057)           360           (697)
    Federal funds sold                    519            510          1,029
    Investment securities                 (11)             8             (3)
    Other interest-earning assets      (1,497)         2,263            766
                                  ------------   ------------   ------------
        Total interest income           6,676         11,923         18,599
                                  ------------   ------------   ------------

Interest expense:
    Deposit accounts                    1,444         13,625         15,069
    Borrowings                         (8,081)         9,189          1,108
                                  ------------   ------------   ------------
        Total interest expense         (6,637)        22,814         16,177
                                  ------------   ------------   ------------

Increase (decrease) in
    net interest income           $    13,313    $   (10,891)   $     2,422
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

Interest income in the 1995 period increased $18.6 million from the level in the 1994 period primarily as a result of higher average yields earned by the Bank on certain categories of its interest-earning assets. Higher average balances of loans receivable and, to a lesser extent, federal funds sold also contributed to the increase in interest income. The effect on interest income of higher average yields and higher average balances of loans and federal funds sold was offset in part by lower average balances of mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.12% in the 1995 period from 4.05% in the 1994 period. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect increases in market interest rates to which rates on such products are indexed, offset by the increase of interest rates on interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, increased by $26.2 million (or 13.8%) from the 1994 period. The increase in interest income on loans was primarily attributable to higher average balances. Average balances of consumer loans, principally automobile loans, increased $200.7 million (or 95.6%) in the 1995 period. The higher balances were largely responsible for the increase of $13.2 million (or 102.0%) in interest income on consumer loans. Average balances of single-family residential permanent loans increased $86.7 million (or 6.6%) as a result of the origination of such loans during the last year. Interest income on these loans increased $7.7 million (or 11.5%) from the 1994 period. Average balances of credit card loans increased $73.5 million (or 8.0%) during the 1995 period, largely as a result of new account originations in connection with the Bank's prior resumption of active national solicitation of credit card accounts. The increase in balances of such loans contributed to a $7.4 million (or 7.2%) increase in interest income from these assets. Average balances of home equity credit line loans declined in the 1995 period, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $181.9 million of home equity credit line receivables in September 1994 more than offset the originations of $92.5 million of such loans during the 1995 period, and resulted in a decline of $29.7 million (or 24.0%) in average balances of home equity credit line receivables. The lower average balances were primarily responsible for the $0.2 million decline in interest income from these assets during the 1995 period.

Higher average yields on the loan portfolio also contributed to the increase in interest income on loans. The average yield on the loan portfolio in the 1995 period increased by 14 basis points (to 9.66% from 9.52%) from the average yield in the 1994 period. Increases in the average yields on single-family residential permanent and home equity credit line loans to 7.09% from 6.78% and to 8.45% from 6.65%, respectively, and increases in the average yields on commercial permanent and construction loans to 6.75% from 6.35% and to 10.43% from 6.82%, respectively, contributed to the increase in interest income on the loan portfolio. An increase in the average yield on consumer loans to 8.46% from 8.20% also contributed to the increased average yields. The increase in the average yields on these loans reflects the upward adjustment of interest rates on such loans to reflect increases in market interest rates to which rates on such products are indexed. Special introductory and promotional interest rates offered to new and existing credit card holders contributed to a decline in the average yield on credit card loans to 14.81% from 14.92%, which partially offset the positive effect of the increases in certain loan average yields on interest income.

Interest income on mortgage-backed securities decreased $8.7 million (or 15.8%) primarily because of lower average balances. The reduced mortgage-backed security balances in the 1995 period reflected the effects of
scheduled principal paydowns and unscheduled principal prepayments.   The
negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.15% from 5.72%, primarily as a result of higher market interest rates in the 1995 period as compared to the 1994 period.

Other interest income increased by $1.8 million (or 35.3%) in the 1995 period primarily as a result of higher average yields and higher average balances of federal funds sold, and, to a lesser extent, higher average yields on Federal Home Loan Bank stock.

Interest expense increased $16.2 million for the 1995 period primarily because of an increase of $15.1 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.75% from 3.29%), which reflected higher market interest rates in the 1995 period as compared to the 1994 period, and, to a lesser extent, an increase in average deposit balances of $58.3 million. See "Financial Condition - Asset and Liability Management."

The increase in interest expense paid on borrowings was primarily attributable to an increase in the average cost of these borrowings (to 6.93% from 5.36%), which reflected higher market interest rates in the 1995 period as compared to the 1994 period. The increase in interest expense resulting from higher interest rates was partially offset by a $132.3 million decrease in the average balances of borrowings from $680.4 million for the 1994 period to $548.1 million for the 1995 period.

Provision for Loan Losses. The Bank's provision for loan losses increased to $35.8 million in the 1995 period from $25.2 million in the 1994 period. The $10.6 million increase over the prior period was attributable to increases of $7.4 million in the provision for losses on credit card loans, $2.6 million in the provision for losses on consumer loans and $0.6 million in the provision for losses on real estate loans. The higher provisions on credit card and consumer loans resulted from increased origination volume of such loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The increase in other (non-interest) income to $166.4 million in the 1995 period from $111.7 million in the 1994 period was primarily attributable to an increase in loan and deposit servicing fees. The positive effect of this item on other income was partially offset by decreases in credit card fees, gain on sales of credit card relationships and loans and gain on sales of mortgage servicing rights.

An increase of $53.5 million in excess servicing fees and $24.0 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $84.9 million (or 141.1%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $1.4 million and a $1.1 million increase in excess servicing fees related to home equity credit line and automobile loan receivable securitizations, respectively.

Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $7.4 million (44.7%) in the 1995 period from the level in the 1994 period. The decrease was primarily attributable to a $3.0 million and $4.5 million decrease in late charges and interchange fees, respectively. Also contributing to the decrease in credit card fees was a $1.6 million increase in rebates paid on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in cash advance charges as a result of increased account activity, which reflects the increase in new account originations in connection with the Bank's resumption in June 1993 of active national solicitation of new credit card accounts.

Gain on sales of credit card relationships and loans decreased by $16.1 million primarily because the Bank realized a significant gain from the sale of credit card relationships (or accounts) in the 1994 period, but did not consummate any such sale in the 1995 period. Partially offsetting this decrease was a $4.0 million gain which the Bank recognized in the 1995 quarter from the securitization and sale of $252.2 million of automobile loan receivables.

Gain on sales of mortgage servicing rights decreased by $3.9 million as a result of a decline in the volume of mortgage servicing rights sold during the current period. During the 1995 and 1994 periods, the Bank sold the rights to service mortgage loans with principal balances of approximately $92.0 million and $344.2 million, respectively.

Operating Expenses. Operating expenses for the 1995 period increased $37.8 million (21.0%) from the level in the 1994 period. The main components of the higher operating expenses were increases in salaries and employee benefits, data processing and other expenses. The $13.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $9.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 period. The $12.7 million increase in other operating expenses was primarily a result of increased credit card fraud losses during the current period.

OTHER INFORMATION



PART II.



ITEM 6. Exhibits and Reports on Form 8-K

          Exhibit 27

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              B. F. SAUL REAL ESTATE INVESTMENT TRUST
                              ---------------------------------------
                              (Registrant)




Date:  August 11,1995         Stephen R. Halpin, Jr.
       --------------         ---------------------------------------
                              Vice President
                              Chief Financial Officer




Date:  August 11,1995         Ross E. Heasley
       --------------         ---------------------------------------
                              Vice President
                              Principal Accounting Officer