Form 10-K
period 1995-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1995-12-29
CIK 86902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20552

                                    FORM 10-K

   (Mark One)
-
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934

     For the fiscal year ended September 30, 1995

-
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                          COMMISSION FILE NUMBER 1-7184

                     B.F. SAUL REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                                    52-6053341
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         8401 CONNECTICUT AVENUE
          CHEVY CHASE, MARYLAND                                20815
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (301) 986-6000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of Act:

                                                  Name of each exchange on which
           Title of each class                              registered
           -------------------                    ------------------------------

                   N/A                                          N/A
----------------------------------------          ------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                       N/A
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 15, 1995.

     The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 15, 1995 was 4,826,910.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

  General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    54

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .    57

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .    58

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .    59

ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .    59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .    63

  Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . .    63
     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . .    84
     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    84
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    86
        Liquidity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    86
        Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    88

  Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .    91
  Fiscal 1995 Compared to Fiscal 1994. . . . . . . . . . . . . . . . . . .    92
     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    92
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    95

  Fiscal 1994 Compared to Fiscal 1993. . . . . . . . . . . . . . . . . . .   102
     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   102
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   103

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .   F-1

  Management's Statement on Responsibility . . . . . . . . . . . . . . . .   107

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . .   107

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST . . . . . . . . . .   107

  Executive Officers of the Trust Who Are Not Directors. . . . . . . . . .   108
  Committees of the Board of Trustees. . . . . . . . . . . . . . . . . . .   108

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .   109

                                                                            PAGE
                                                                            ----
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .   110

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .   111

     Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   111
     Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   112

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .   113

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     B.F. Saul Real Estate Investment Trust (the "Trust") operates as a Maryland real estate investment trust. The Trust began its operations in 1964 as an unincorporated business trust organized under a Declaration of Trust governed by District of Columbia law. The Trust terminated its status as a qualified real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. On October 24, 1988, the Trust amended its Declaration of Trust to qualify the Trust as a statutory real estate investment trust under Maryland law.

     The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for 94% of the Trust's consolidated assets at September 30, 1995. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

     The Trust recorded net income of $10.9 million in the fiscal year ended September 30, 1995, compared to net income of $23.1 million in the fiscal year ended September 30, 1994 and net income of $4.5 million in the fiscal year ended September 30, 1993.

     The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Investment Trust" refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by Chevy Chase and its subsidiaries is identified by "Banking."

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

     BANKING. Chevy Chase Bank is a federally chartered and federally insured stock savings bank which at September 30, 1995 was conducting business from 88 full-service offices and 439 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank, which is headquartered in Montgomery County, Maryland, a suburban community of Washington, D.C., also maintains 18 mortgage loan production offices in Maryland, Virginia and the District of Columbia, 17 of which are operated by a wholly-owned mortgage banking subsidiary. At September 30, 1995, the Bank had total assets of $4.9 billion and total deposits of $4.2 billion. Based on total consolidated assets at September 30, 1995, Chevy Chase is the largest bank headquartered in the Washington, D.C. metropolitan area.

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

     Chevy Chase recorded operating income of $55.7 million for the year ended September 30, 1995, compared to operating income of $53.2 million for the year ended September 30, 1994. At September 30, 1995, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.77%, 5.77%, 6.65% and 11.63%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). On the basis of its balance sheet at September 30, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital."

     Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and, to a lesser extent, by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC.

                                   REAL ESTATE

REAL ESTATE INVESTMENTS

     The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1995.

                                    HOTELS


                                                                           Average Occupancy (1)     Average Room Rate
                                                                           ---------------------  ----------------------
                                                                                Year Ended               Year Ended
                                                                              September 30,            September 30,
                                                               Available  -------------------     ---------------------
  Location                Name                                 Rooms       1995   1994   1993      1995     1994    1993
---------------------------------------------------           -------------------------------     ---------------------
Colorado
Pueblo         Holiday Inn - Pueblo                             193        81%     79%    76%       $50.97  $48.75  $46.37

Maryland
Gaithersburg   Holiday Inn - Gaithersburg                       304        65%     57%    59%       $61.76  $60.12  $58.58

Michigan
Auburn Hills   Holiday Inn - Auburn Hills (2)                   192        67%      --     --       $75.17     --      --

New York
Rochester      Holiday Inn - Rochester                          282        73%     64%    69%       $65.38  $64.24  $63.61

Ohio
Cincinnati     Holiday Inn - Cincinnati                         278        52%     52%    52%       $62.37  $58.77  $55.83

Virginia
Arlington      Howard Johnsons - National Airport               276        66%     70%    73%       $66.08  $65.27  $58.48
McLean         Holiday Inn - Tysons Corner                      314        72%     74%    78%       $72.23  $64.41  $57.79
Norfolk        Howard Johnsons - Norfolk (3)                    344        50%     42%    33%       $34.14  $36.00  $40.80
Sterling       Hampton Inn - Dulles Airport (4)                 128        75%     73%    81%       $58.06  $54.10  $46.12
               Holiday Inn - Dulles Airport                     297        71%     65%    66%       $59.53  $56.84  $54.17
                                                              -----        ---     ---    ---       ------  ------  ------
                                                              2,608        67%     62%    63%       $60.82  $57.57  $54.94

------------------------------------------------------------------
(1) Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(2) Acquired November 30, 1994.
(3) Sold October 6, 1995.
(4) A Real Estate Trust subsidiary owns a 99% interest in this hotel.

                           OFFICE AND INDUSTRIAL


                                                                   Leasing Percentages        Expiring Leases (1)
                                                                  ----------------------    ------------------------
                                                     Gross             September 30,        Year Ending September 30,
                                                    Leasable      ----------------------    -------------------------
  Location                Name                      Area (1)      1995    1994     1993       1996            1997
-----------------------------------------------     ---------     ----------------------    -------------------------
Florida
Fort Lauderdale   Commerce Center -- Phase II         64,040      83%      72%     53%         9,168         11,500

Georgia
Atlanta           900 Circle 75 Parkway              345,502      94%     100%     85%       112,830         83,243
                  1000 Circle 75 Parkway              89,412     100%      96%     97%        20,157         27,819
                  1100 Circle 75 Parkway             267,460     100%      98%     49%        33,201         38,461
                  Perimeter Way                       57,605      47%      52%     50%        26,325            716

Louisiana
Metairie          Metairie Tower                      91,372      98%      92%     90%        28,984         26,116

Virginia
Chantilly         Dulles South (2)                    38,502      74%      63%     55%         6,948          8,331
McLean            8201 Greensboro Drive              353,742      59%      98%     90%        42,826         20,600
Sterling          Dulles North (3)                    59,886     100%      87%     86%        24,235         18,708
                                                   ---------     ---------------------       -------        -------
                                                   1,367,521      84%      93%     77%       304,674        235,494

------------------------------------------------------------------------------
(1) Square feet.
(2) A Real Estate Trust subsidiary owns a 50% interest in this office building.
(3) A Real Estate Trust subsidiary owns a 99% interest in this office building.

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
Fort Lauderdale    Commerce Center                             14        Office & Warehouse

Georgia
Atlanta            Circle 75                                  137        Office & Industrial
                   Perimeter Way                                2        Office & Industrial

Kansas
Overland Park      Overland Park                              162        Residential, Office and
                                                                           Retail

Maryland
Gaithersburg       Avenel Business Park                         8        Commercial
Rockville          Flagship Centre                              8        Commercial

New York
Rochester          Holiday Inn -- Rochester Airport             3        Commercial

Virginia
Loudoun County     Church Road                                 40        Office & Industrial
                   Sterling Boulevard (2)                      48        Industrial
                                                              ---
                                    Total                     442

--------------------------------------------------------------------------
(1) A Real Estate Trust subsidiary owns a 50% interest in 11 acres of this parcel.
(2) A Real Estate Trust subsidiary owns a 99% interest in this parcel.

                           OTHER REAL ESTATE INVESTMENTS


Location              Name
-------------------------------------------------------------------------

                   PURCHASE -- LEASEBACK PROPERTIES (1)

                                         Number
APARTMENTS                              of Units
                                        --------
Louisiana
Metairie           Chateau Dijon             336

Tennessee
Knoxville          Country Club              232
                                        --------
                           Total             568

                                          Gross
                                         Leasable
                                         Area (2)
                                        ---------

SHOPPING CENTERS

Georgia
Atlanta            Old National          160,000
Warner Robbins     Houston Mall          264,000

Wyoming
Casper             Beverly Plaza         150,000
                                        --------
                            Total        574,000

                   APARTMENT PROJECT

                                        Number
TEXAS                                   of Units
                                        --------
Dallas             San Simeon                124

                   MISCELLANEOUS PROPERTY (RETAIL)

                                          Gross
                                        Leasable
MARYLAND                                Area  (2)
                                        ---------
Oxon Hill          Wheeler Road           24,000

--------------------------------------------------------------------
(1) The Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2) Square feet.

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

INVESTMENT IN SAUL HOLDINGS LIMITED PARTNERSHIP

     On August 26, 1993 the Real Estate Trust consummated a series of transactions (together with related transactions, the "Formation Transactions") in which it transferred its 22 shopping center properties and one of its office properties (the "Transferred Properties"), together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership ("Saul Holdings Partnership"), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership (the "Subsidiary Partnerships" and, collectively with Saul Holdings Partnership, the "Partnerships"). In exchange for the Transferred Properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership, which it holds directly and through two wholly owned subsidiaries. Saul Centers, Inc. ("Saul Centers"), a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Entities under common control with the Trust (the "Trust Affiliates") received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions (the "Management Functions") and certain other properties to the Partnerships. In addition, the Trust Affiliates received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of
such common stock.   B. Francis Saul II, the Chairman of the Board of Trustees
and Chief Executive Officer of the Trust, also serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

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

     In July 1994, Saul Centers established Saul QRS, Inc. and SC Finance Corporation, as wholly owned subsidiaries of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of one of the Subsidiary Partnerships, Saul Subsidiary I Limited Partnership, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, Saul Holdings Partnership transferred ten shopping centers previously owned by it to Saul Subsidiary I Limited Partnership as an additional capital contribution and the second Subsidiary Partnership, Saul Subsidiary II Limited Partnership, transferred one shopping center previously owned by it to Saul Subsidiary I Limited Partnership as an initial capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership currently owns a total of 17 shopping centers (the "Mortgaged Properties"). The Mortgaged Properties, which continue to be managed by Saul Holdings Partnership, secure the mortgage purchased with the proceeds of issuance of the Mortgage Notes.

     As a consequence of the Formation Transactions and the later transactions described above undertaken in connection with the Mortgage Note financing, Saul Centers serves as the sole general partner of Saul Subsidiary II Limited Partnership, and Saul QRS, Inc. serves as the sole general partner of Saul Subsidiary I Limited Partnership. Each such general partner holds a 1% general partnership interest in the applicable Subsidiary Partnership. The remaining 99% interest in Saul Subsidiary II Limited Partnership is held by Saul Holdings Partnership as the sole limited partner. The remaining 99% interest in Saul Subsidiary I Limited Partnership is held by Saul Holdings Partnership and Saul Subsidiary II Limited Partnership as limited partners.

     At September 30, 1995, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 29 community and neighborhood shopping centers (including the 22 shopping centers transferred by the Real Estate Trust) located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia and one research park located in a Maryland suburb of Washington, D.C. (collectively, the "Portfolio Properties).

     SAUL CENTERS. Saul Centers made an election to be treated as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the year ended December 31, 1993. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has announced that it intends to make regular quarterly dividend distributions to its stockholders.

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

     Saul Centers shares with the Trust Affiliates certain ancillary functions at cost, such as computer and payroll services, benefit administration and in-house legal services, and shares insurance expense on a pro rata basis. The Trust Affiliates sublease office space to Saul Centers at their cost. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by the independent directors of Saul Centers, who constitute five of the nine members of the board of directors.

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

     REIMBURSEMENT AGREEMENT. Pursuant to a reimbursement agreement among the partners of the Partnerships, the Real Estate Trust and two of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. The maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement total $115.5 million. See Note 2 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that the Partnerships will be able to make all payments due with respect to their debt obligations.

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

     REGISTRATION RIGHTS. Saul Centers has granted the Real Estate Trust and the Trust Affiliates certain "demand" and "piggyback" registration rights (collectively, the "Registration Rights") with respect to the shares of Saul Centers common stock acquired in connection with the Formation Transactions or as a consequence of exercise of the Rights (the "Registration Shares"). Subject to certain limitations. the Registration Rights grant the holders of Registration Shares the opportunity to cause Saul Centers to register all or any portion of their respective Registration Shares once in each calendar year and to have such

Shares registered incidentally to any registration, by Saul Centers, of shares of common stock or other securities substantially similar to common stock. Except with respect to the Registration Rights incident to a pledge of Registration Shares or Saul Holdings Partnership interests, the demand Registration Rights may be exercised only prior to such time, if any, as the holder is permitted to sell the Registration Shares pursuant to Rule 144 (k) under the Securities Act of 1933. Saul Centers will bear expenses incident to its registration obligations upon exercise of the Registration Rights, except that it will not bear any underwriting discounts or commissions, Securities and Exchange Commission or state Blue Sky registration fees, or transfer taxes relating to registration of Registration Shares.

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

ENVIRONMENTAL MATTERS

     The Real Estate Trust's properties are subject to various laws and regulations relating to environmental and pollution controls. The Real Estate Trust requires an environmental study to be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property. Although the effect upon the Real Estate Trust of the application of environmental and pollution laws and regulations cannot be predicted with certainty, management believes that their application either prospectively or retrospectively will not have a material adverse effect on the Real Estate Trust's property operations.

RELATIONSHIPS WITH THE B. F. SAUL COMPANY

     The Real Estate Trust has significant relationships with B. F. Saul Company (the "Saul Company") and two of the Saul Company's wholly-owned subsidiaries, B.
F. Saul Advisory Company (the "Advisor") and Franklin Property Company ("Franklin"). The Saul Company, founded in 1892, specializes in real estate investment services, including acquisitions, financing, management and leasing, and insurance. B. Francis Saul II, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, is Chairman of the Board and President of the Saul Company and the Advisor.

     The Advisor acts as the Real Estate Trust's investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real Estate Trust. Franklin acts as leasing and management agent for most of the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

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

HOLDING COMPANY REGULATION

     The Trust and the Saul Company, by virtue of their direct and indirect control of the Bank, and Chevy Chase Property Company ("CCPC") and CCPC's wholly-owned subsidiary Westminster Investing Corporation ("Westminster"), by virtue of Westminster's direct and indirect ownership of 24.9% of the common stock of the Trust (collectively the "Holding Companies"), are "savings and loan holding companies" subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Further, transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank, as those that would be available to non-affiliates.

     The Holding Companies must obtain the prior approval of the OTS before acquiring by merger, consolidation or purchase of assets any federally insured savings institution or any savings and loan holding company. As unitary savings and loan holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage, provided the Bank continues to meet the qualified thrift lender test. See "Banking - Regulation - Qualified Thrift Lender ("QTL") Test." If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the Bank, the Holding Companies would become "multiple" savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

     The Trust and the Saul Company entered into an agreement with OTS's predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the Bank's regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the Bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and now accepts more limited agreements from those acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the Bank have changed significantly as a result of FIRREA. The OTS has stated that capital maintenance agreements entered into prior to such modification of OTS policy and the enactment of FIRREA were not affected by such changes. The Trust and the Saul Company have not sought to modify the existing agreement. To the extent the Bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and the Saul Company under the agreement. The Bank's business plan does not contemplate any future capital contributions from the Trust or the Saul Company.

     If the Bank were to become "undercapitalized" under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the Bank would take to become "adequately capitalized." The OTS could not accept the plan unless the Holding Companies guaranteed in writing the Bank's compliance with that plan. The aggregate liability of the Holding Companies under such a commitment would be limited to the lesser of (i) an amount equal to 5.0% of the Bank's total assets at the time the Bank became "undercapitalized" and (ii) the amount necessary to bring the Bank into compliance with all applicable capital standards as of the time the Bank fails to comply with its capital plan. If the Holding Companies refused to provide the guarantee, the Bank would be subject to the more restrictive supervisory actions applicable to "significantly undercapitalized" institutions.

     Congress is considering legislation that would significantly restrict the operations of unitary thrift holding companies. See "Banking - Regulation - Pending Legislation - Balanced Budget Act of 1995."

FEDERAL TAXATION

     The Trust terminated its status as a real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. The Trust's real estate operations have generated sizable depreciation, interest and other deductions in excess of its total income, and as a result the Trust has had substantial net operating loss carryovers for federal income tax purposes ("NOLs"). The Trust and its subsidiaries join in the filing of a consolidated federal income tax return using the accrual method of accounting on the basis of a fiscal year ending September 30.

     Since June 28, 1990 the Bank and its subsidiaries have joined in the consolidated federal income tax returns filed by the Trust on a fiscal year basis. Prior to June 28, 1990, the Bank and its subsidiaries filed a consolidated federal income tax return on a calendar-year basis.

     Savings institutions such as the Bank generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions (and, in some cases, other financial institutions). Certain significant aspects of the federal income taxation of the Bank are discussed below.

     The Internal Revenue Service ("IRS") has completed audits of the federal income tax returns of the Bank for the taxable years ended December 31, 1988, December 31, 1989 and June 27, 1990, and September 30, 1990. The Trust was included in the audit for the taxable year ended September 30, 1990. The IRS is currently conducting audits of the federal income tax returns of the Trust for the taxable years ended September 30, 1992 and September 30, 1993. The Commonwealth of Virginia is currently conducting audits of the consolidated state income tax returns of the Trust for the taxable years ended September 30, 1991, September 30, 1992 and September 30, 1994.

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

     The Bank has calculated its bad debt deduction for tax purposes under the experience method since calendar year 1988. If the Bank were not treated as a qualifying institution for any taxable year, it would be required to recapture its bad debt reserve (for 1995, approximately $81.7 million) into taxable income. In addition, the Bank would be allowed to deduct only those bad debts that actually were sustained during the taxable year. If the Bank were no longer permitted to use the reserve method, the change would not have a significant adverse effect on the Bank's reported earnings under generally accepted accounting principles.

     The Balanced Budget Act of 1995, which was passed by Congress but vetoed by President Clinton on December 6, 1995, contained provisions that would have repealed the special bad debt reserve methods used by thrift institutions so that in future taxable years thrifts (like banks) generally would be able to deduct only those bad debts actually incurred during the taxable year. This legislation also would have required thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 ("excess base year reserves") over a six-year period, beginning with a thrift's first taxable year starting after December 31, 1995 (or, if the thrift meets a mortgage origination test, beginning up to two years later). Reserves accumulated prior to 1988 would not have been recaptured under this legislation. Should this legislation ultimately be enacted into law in its current form, it would not have a material impact on the Trust's financial statements.

     CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. On June 28, 1990, the Trust increased its ownership of Chevy Chase common stock from 60% to 80%.
As a result of the Trust's 80% ownership of the common stock of the Bank, for federal income tax purposes Chevy Chase became a member of the Trust's affiliated group filing consolidated federal income tax returns for taxable years beginning on and after June 28, 1990. In recent years, the operations of the Trust have generated significant net operating losses ("NOLS"), while during the same period Chevy Chase has reported taxable income. The fiscal 1995 taxable income of Chevy Chase was sufficient to utilize all NOL carryforwards and the fiscal 1995 tax loss of the Trust. It is anticipated that, because Chevy Chase's operations will continue to be included in the Trust's consolidated returns, NOLs and any other operating losses generated by the Trust or its other subsidiaries will be available to reduce the federal income taxes that otherwise would be payable by Chevy Chase (and the other members of the Real Estate Trust's affiliated group that have taxable income). Under the terms of a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"), Chevy Chase is obligated to make payments to the Trust based on its taxable income, as explained more fully below. However, under the written agreement between Chevy Chase and the OTS (see "Banking - Regulation - Regulatory Capital"), Chevy Chase has agreed not to make tax sharing payments without the prior approval of the OTS.

     The Tax Sharing Agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no tax liability or the group's tax liability is less than the sum of such amounts. Under the Tax Sharing Agreement, the Trust, in turn, is obligated to pay to the applicable tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse such member on a dollar-for-dollar basis, thereby compensating the member for the group's use of its net operating losses or tax credits.

     The Bank made a tax sharing payment of $20.6 million in fiscal 1990, tax sharing payments totaling $29.6 million in fiscal 1991 and a tax sharing payment of $5.0 million in fiscal 1993. OTS approval of the $5.0 million payment made in 1993 was conditioned on a pledge by the Trust of certain Trust assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge, the OTS approved, and the Bank made during fiscal 1994 and 1995, additional tax sharing payments of $9.6 and $20.5 million, respectively, to the Trust. It is expected that the Bank will have taxable income over the next several years and that the Trust's NOLs and any additional operating losses will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group). At September 30, 1995, the amount of tax sharing payments due to the Trust, but then unpaid, was $17.7 million. Subsequent to such date, the Bank made a tax sharing payment of $10.0 million to the Trust.

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

STATE TAXATION

     Maryland law does not allow the filing of consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the Bank, subject to Maryland income tax are required to file separately in Maryland. The Trust and its subsidiaries are also subject to income taxes in other states, some of which allow or require combined or consolidated filing.

                                     BANKING

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for member savings institutions. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the Bank obtains advances from the FHLB. At September 30, 1995, the Bank had outstanding $155.1 million of advances from the FHLB of Atlanta. See Note 22 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

     As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:
(i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home-purchase contracts and similar obligations); (ii) 0.3% of total assets; (iii) $500; or
(iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $31.9 million in FHLB stock at September 30, 1995. The Bank earned dividends of $2.3 million during each of the years ended September 30, 1995 and 1994, at weighted average annual rates of 7.19% and 5.65%, respectively, during such years.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds and specified U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding month's average balances), plus borrowings (or portions thereof) payable in one year or less. This liquidity requirement is currently 5.0%. Federal regulations also require that each institution maintain an average daily balance of short-term liquid assets equal to at least 1.0% of its average daily balance of deposits, plus borrowings payable in one year or less. If an institution's liquid assets or short-term liquid assets at any time do not at least equal (on an average daily basis for the month) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1995, the Bank was in compliance with both requirements, with a liquid assets ratio of 17.5% and a short-term liquid assets ratio of 5.8%.

     DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the Bank is required to pay premiums to SAIF for insurance of its accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits ranging from 0.23% to 0.31% based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

     Although the FDIC insures commercial banks as well as thrifts, the insurance reserve funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund ("BIF") and the SAIF, respectively. The FDIC is required to increase the reserve levels of both the BIF and the SAIF to 1.25% of insured deposits over a reasonable period of time and thereafter to maintain such valuation allowances at not less than that level. During fiscal 1995, the BIF reserve reached the mandated 1.25% of insured deposits. Accordingly, although the FDIC previously had applied the same premium rates to BIF and SAIF deposits, the FDIC board, in August 1995, approved lower BIF premium rates for all but the riskiest institutions. On the other hand, the SAIF, of which Chevy Chase is a member, is not expected to achieve the required 1.25% level until at least 2002 without Congressional action to provide additional funding or to merge the BIF and SAIF. The resulting disparity in insurance premiums for commercial banks and thrifts could lead to a competitive disadvantage for the thrift industry in the pricing of loans and deposits and the incurrence of operating costs.

     Congress is considering legislation that would either reduce or eliminate the anticipated disparity between BIF and SAIF insurance premiums. See "Pending Legislation - Balanced Budget Act of 1995."

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

     REGULATORY CAPITAL. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the Bank, are subject to a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1995, the Bank's tangible, core and total risk-based regulatory capital ratios were 5.77%, 5.77% and 11.63%, respectively, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00%, respectively, in effect at that date.

     Under the minimum leverage ratio under FIRREA, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 3.0%. However, under the OTS "prompt corrective action" regulations, an institution that is not in the highest supervisory category must maintain a minimum leverage ratio of 4.0% to be considered an "adequately capitalized" institution. See "Prompt Corrective Action." "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible assets, except that purchased mortgage servicing rights and originated mortgage servicing rights (collectively "MSRs") and purchased credit card relationships ("PCCRs") may be included up to an aggregate amount of 50% of core capital. PCCRs are also subject to a sublimit of 25% of core capital. For these purposes, MSRs and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1995, the Bank had qualifying MSRs of $27.2 million, which constituted 9.6% of core capital at that date, and had no PCCRs.

     The amount of qualifying supervisory goodwill includable as core capital decreased from 0.375% to 0% effective January 1, 1995. Deductions or phase-outs from capital also apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

     The tangible capital requirement adopted by the OTS requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of tangible assets, which is the minimum limit permitted by FIRREA. "Tangible capital" is defined as core capital less any intangible assets (including supervisory goodwill), plus qualifying MSRs valued at the amount includable in core capital.

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

     A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1995, the Bank had $53.3 million in allowances for loan and lease losses, of which $53.1 million was includable as supplementary capital.

     Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. The Bank has a $10.0 million capital note outstanding which is treated in accordance with the rules in effect at November 7, 1989, the date of issuance of the new regulation. At September 30, 1995, the Bank had $160.0 million in maturing subordinated capital instruments, of which $151.4 million was includable as supplementary capital. See "Deposits and Other Sources of Funds - Borrowings."

     FDICIA required OTS and the other regulators to revise their risk-based capital standards to take into account interest-rate risk, concentration of credit risk and the risks of non-traditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk measures to complement measures already established for credit risk. An institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates would be required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. In August 1995, the OTS indefinitely delayed implementation of its interest-rate risk regulation pending the testing of an OTS appeals process. At September 30, 1995, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the capital regulations been in effect.

     Under regulations effective January 17, 1995, the OTS must consider concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to an individual minimum capital requirement.

     OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1995, investments in non-includable subsidiaries were subject to a 60% phase-out from all three FIRREA capital requirements. This phase-out will increase to 100% on July 1, 1996. All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1995, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries had been reduced to approximately $3.9 million, of which $2.1 million constituted a deduction from tangible capital.

     OTS capital regulations also require the 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The Bank's only equity investments at September 30, 1995 are certain properties classified as real estate held for sale which the Bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1995, the book value of these properties after subsequent valuation allowances was $29.2 million, of which $25.7 million was required to be deducted from total capital. The Bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1995.

     OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In September 1995, the Bank received from the OTS an extension through September 29, 1996 of the five-year holding period for certain of its REO properties acquired through foreclosure in fiscal 1990 and 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Regulatory Action and Requirements."

     The Bank in recent periods has actively managed its levels of investments in, and loans to, non-includable subsidiaries and equity investments to minimize the impact of the deductions from capital for these investments. The Bank's ability to maintain capital compliance is dependent on a number of factors, including, for example, general economic conditions and the condition of local real estate markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Regulatory Action and Requirements."

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

     At September 30, 1995, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 5.77%, 6.65% and 11.63%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to maintain a specific capital level. On a fully phased-in basis, at September 30, 1995, the Bank would also exceed the capital standards established for "well capitalized" institutions.

     REGULATORY AGREEMENT. In October 1993, the Bank and the OTS amended a written agreement dated September 30, 1991 that imposed certain restrictions on the Bank. As amended, the agreement continues to address transactions with affiliates, reduction of real estate acquired in settlement of loans, and asset quality. Specifically, the Bank has agreed that it will not, without receiving the prior approval of the OTS, (i) increase its investment in certain of its planned unit developments ("Communities"), including the four Communities which are under active development, beyond specified levels, (ii) make any additional tax sharing payments to the Trust or (iii) engage in any other transaction with the Trust. In addition, the Bank must (i) provide the OTS with 15 days notice prior to selling any asset with a value over $20 million, (ii) make every effort to reduce its exposure in certain of its Communities, including the four active Communities, (iii) notify the OTS 15 days prior to rejecting any purchase offers for the Communities and (iv) sell any single-family permanent loans for purchases of homes in the Communities if the terms of those loans are more favorable to the borrowers than terms prevailing in the general market. The amended agreement also requires the Bank to submit various periodic reports to the OTS. A material violation of the agreement could subject the Bank to additional regulatory sanctions. Management believes the Bank is in material compliance with the agreement.

     GROWTH RESTRICTIONS. Primarily because of its level of non-performing assets, the Bank remains subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior written approval from OTS. On December 29, 1994, the OTS notified the Bank that it would not object to an increase in the Bank's total assets of approximately $75 million for the period October 1, 1994 through December 31, 1994. In addition, the OTS notified the Bank on March 21, 1995 that it would waive the growth restriction for the period from January 1, 1995 through March 31, 1995 to allow for an increase in total assets of up to $125 million, subject to the conditions that the Bank maintain sufficient capital to meet the "well capitalized" ratios under the OTS's prompt corrective action regulations as well as all fully phased-in regulatory capital requirements.

     QUALIFIED THRIFT LENDER ("QTL") TEST. Insured savings institutions like the Bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires thrifts to maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of such percentage is the thrift's "qualified thrift investments" and the denominator is the thrift's "portfolio assets." "Portfolio assets" is defined as total assets minus (i) the thrift's premises and equipment used to conduct its business, (ii) liquid assets, as defined, and
(iii) intangible assets, including goodwill. The QTL test must be met on a monthly average basis in nine out of every 12 months.

     At September 30, 1995, the Bank had 74.6% of its portfolio assets invested in qualified thrift investments. Additionally, the Bank met the QTL test in each of the previous 12 months.

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

     Because Chevy Chase is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require Chevy Chase to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the Bank's current activities, management of the Bank believes that compliance with these restrictions would not have a significant adverse effect on the Bank. In addition, because the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies, failure by Chevy Chase to remain a QTL, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the Bank.

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

     The OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. The OTS has approved the payment of dividends on the Bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), provided that (i) immediately after giving effect to the dividend payment, the Bank's core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively,
(ii) dividends are earned and payable in accordance with the OTS capital distribution regulation and (iii) the Bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

     At September 30, 1995, the Bank had sufficient levels of capital to be a Tier 1 institution. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution. In December 1994, the OTS proposed to amend its capital distribution regulation to simplify it and to conform it to the system of "prompt corrective action" established by FDICIA. The proposal would replace the current "tiered" approach with one that, in accordance with the OTS's "prompt corrective action" rule, would allow associations to make only those capital distributions that would not cause capital to drop below the level required to remain adequately capitalized. Those associations that are held by a savings and loan holding company, such as the Bank, or that receive a composite supervisory rating lower than "2" would continue to be required to notify the OTS prior to making any capital distributions. Those associations that are undercapitalized or that would be undercapitalized following a capital distribution, or that are not undercapitalized but are in "troubled condition "(defined generally to include institutions subject to a formal written agreement relating to safety and soundness), could make a capital distribution only upon application to and approval by the OTS. The proposal would delete from the OTS regulations the current numerical restrictions on the amount of permissible capital distributions.

     In May 1988, in connection with the merger of a Virginia thrift into the Bank, the Saul Company and the Trust entered into a capital maintenance agreement in which they agreed not to cause the Bank without prior written approval of its federal regulator to pay "dividends" in any fiscal year in excess of 50% of the Bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year. However, under both the current and the proposed OTS capital distribution rule, with the approval of the OTS, the Bank could substitute the requirements of the OTS capital distribution rule for any more stringent requirements imposed on it by a previous written agreement.

     The Bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the Bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 (the "Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the Indenture, the Indenture does not restrict the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock.

     The payment of any dividends on the Bank's common stock and Preferred Stock will be determined by the Board of Directors based on the Bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant by the Bank's Board of Directors, including applicable government regulations and policies. See "Deposits and Other Sources of Funds - Borrowings."

     LENDING LIMITS. Since FIRREA, thrift institutions have been subject to the same loans-to-one-borrower limits that apply to national banks. With certain exceptions, the limits prohibit an institution from lending to one borrower (including certain related entities of the borrower) in an amount in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's loans-to-one-borrower limit was approximately $73.4 million at September 30, 1995, and no group relationships exceeded this limit at that date.

     SAFETY AND SOUNDNESS STANDARDS. FDICIA requires the federal financial institution regulators to devise standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. In July 1995, the OTS and the federal bank regulatory agencies jointly issued final safety and soundness standards. The operational standards adopted cover internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. An institution that fails to meet a standard that is imposed through regulation may be required to submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

     In addition, the OTS and the federal bank regulators also published proposed safety and soundness standards for asset quality and earnings. The asset quality standards would require that an insured depository institution establish and maintain a system to identify problem assets and prevent deterioration in those assets. The earnings standards would require that an insured depository institution establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Based on its review of the proposed regulation, management does not believe that these new requirements, if adopted substantially in the form proposed, would have a material adverse effect on the Bank's operations.

     REGULATORY ASSESSMENTS. Pursuant to authority under FIRREA, the OTS has adopted the following fees to fund its operations: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees and
(v) publication fees. Of these fees, the semi-annual asset-based assessments (which totaled $352,000 for the six-month period ending December 31, 1995) are the most significant.

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

     The federal agencies regulating financial institutions possess broad enforcement authority over the institutions they regulate, including the authority to impose civil money penalties of up to $1 million per day for violations of laws and regulations.

     Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they (i) meet their regulatory capital requirements; (ii) either have a satisfactory record under the OTS's regulations implementing the Community Reinvestment Act ("CRA") or have committed to improve their investment-related practices and performance to the satisfaction of the OTS; (iii) meet the domestic building and loan test of section 7701(a)(19) of the Internal Revenue Code or the asset composition test of subparagraph (C) of that section; and (iv) meet the domestic building and loan test or the asset composition test with respect to each state outside of its home state where the association has established branches.

     Under legislation adopted in 1993, amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority: (i) administrative expenses of the receiver; (ii) any deposit liability of the institution; (iii) any other general or senior liability of the institution (which is not an obligation described in clause (iv) or (v)); (iv) any obligation subordinated to depositors or general creditors (which is not an obligation described in clause (v)); and (v) any obligation to stockholders arising as a result of their status as stockholders.

     PENDING LEGISLATION. Balanced Budget Act of 1995. In November 1995, Congress passed and presented to President Clinton the Balanced Budget Act of 1995 (the "Budget Act"), which would, among other things, capitalize the SAIF and either reduce or eliminate the disparity between the BIF and SAIF insurance rates. Under the Budget Act, (i) thrift institutions would pay a one-time assessment estimated to be up to 85 basis points on their SAIF-insured deposits, as measured on March 31, 1995, to increase the SAIF's reserve ratio to 1.25%, and (ii) effective January 1, 1996, the assessment base for interest on Financing Corporation bonds, which were issued in the late 1980's to resolve troubled thrifts, would be expanded to cover all FDIC-insured institutions, including members of both BIF and SAIF. If the legislation is enacted in its current form, the Bank would be required to pay a one-time assessment of up to $35 million in the first quarter of calendar year 1996; however, the Bank's semi-annual risk-based deposit insurance premiums should be reduced in future years.

     The Budget Act also would repeal the thrift bad debt reserve provisions of the Internal Revenue Code. See "Federal Taxation - Bad Debt Reserve." In addition, although the Budget Act does not require savings associations to convert to bank charters, it does provide for a merger of the BIF and the SAIF on January 1, 1998, if no insured depository institution remains chartered as a savings association on that date.

     On December 6, 1995, President Clinton vetoed the Budget Act for reasons that are unrelated to the above-described provisions, and it cannot be determined whether, or in what form, the Budget Act will eventually be enacted.

     THRIFT CHARTER LEGISLATION. In September 1995, the Financial Institutions Subcommittee of the House Banking Committee approved the Thrift Charter Conversion Act of 1995 (the "Conversion Act"). The Conversion Act would, among other things, eliminate the federal thrift charter by requiring all federally chartered thrifts, including the Bank, to convert to national bank, state bank, or state thrift charters by January 1, 1998. Any institution with a federal thrift charter on January 1, 1998, would be converted to a national bank by operation of law. Effective January 1, 1998, the Conversion Act also would, among other things, (i) abolish the OTS and transfer its functions to other agencies, (ii) repeal the Home Owners Loan Act, the federal statute governing the operations of thrift institutions and their holding companies and (iii) merge the SAIF and BIF.

     Following conversion, a federal thrift generally would be required to conform its activities to those permissible under its new charter. However, existing non-conforming activities could be continued for up to four years (two years, with two possible one year extensions) from the date that the thrift converts to a new charter. Accordingly, if the Conversion Act were enacted in its current form and Chevy Chase were to become a national bank, the Bank could be required, within as little as two years after its conversion date, to restrict its sales of non-credit-related insurance and to divest itself of certain limited real estate investments.

     The Conversion Act would permanently grandfather the existing interstate branches of a converted thrift, but the converted thrift could establish additional interstate branches only in conformity with federal and state law applicable to national and state-chartered commercial banks without regard to any grandfathered interstate branches. Because Maryland and Virginia have enacted interstate banking laws, the principal impact on the Bank of this provision of the Conversion Act would be to eliminate the flexibility the Bank now has under federal law to open interstate branches in any state, regardless of state law. Conversion of the Bank to a commercial bank charter also would change (i) the primary federal regulator of the Bank and (ii) certain of the regulatory capital and accounting policies and rules applicable to the Bank. Application of different capital and accounting policies and rules without an appropriate transition period could have an adverse effect on the Bank's earnings and regulatory capital ratios.

     Upon the Bank's conversion to a commercial bank, the Bank's four registered savings and loan holding companies would become bank holding companies regulated at the holding company level by the Federal Reserve Board ("FRB"). Current rules and regulations of the FRB subject bank holding companies to capital requirements and activities restrictions that are not currently generally applicable to savings and loan holding companies under OTS regulations. The Conversion Act would permit holding companies of converted thrifts that meet certain requirements ("Qualified Bank Holding Companies" or "QBHCs") to continue to engage in nonconforming activities so long as their subsidiary converted thrift continued to satisfy the qualified thrift lender test and continued to comply with all limitations and restrictions on the types and amounts of loans and investments (such as the 10% of assets limitation on commercial loans) that were applicable to such institutions on the Conversion Act's enactment date. However, QBHC status would be lost if (i) the QBHC underwent a change in control, or were the subject of any merger or consolidation with a company not under common control with the QBHC or (ii) either the QBHC or its subsidiary converted thrift acquired more than 5% of the shares or assets
of any insured depository institution.   Under the Conversion Act, QBHCs
generally would not be subject to the FRB's bank holding company capital requirements.

     In November 1995, legislation identical to the Conversion Act was introduced in the Senate, and the Senate Banking Committee has announced plans to hold hearings on the bill and to approve its version of a bill by April 1996. Chevy Chase cannot determine whether, or in what form, such legislation will eventually be enacted.

     FEDERAL RESERVE SYSTEM. The FRB requires depository institutions, including federal savings banks, to maintain valuation allowances against their transaction accounts and certain non-personal deposit accounts. Because valuation allowances generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that valuation allowances be maintained against net transaction accounts. Prior to December 19, 1995, the first $4.2 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $49.8 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $54.0 million were subject to a 10.0% reserve requirement. Effective December 19, 1995, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.2 million to $4.3 million and decreased the "low reserve tranche" from $49.8 million to $47.7 million. The Bank met its reserve requirements for each period during the year ended September 30, 1995. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

     The FRB also has a clearing balance requirement which may be established at a depository institution's request in order to, among other things, generate earnings credits at market rates which are used to offset service charges resulting from the use of FRB services. An institution that has a reserve account with the FRB may also elect to maintain a clearing balance requirement with its reserve requirement in a single account. The maintenance period for the clearing balance requirement is the same as that for the reserve maintenance period. Therefore, an institution is expected to maintain a daily average balance equal to the sum of its reserve balance and clearing balance requirements. In order to take advantage of being able to use earnings credits to offset FRB service charges, the Bank began to participate in the clearing balance requirement program, in the maintenance period beginning November 9, 1995. These additional balances may also be used to satisfy the liquidity requirements imposed by the OTS.

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

     The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. In April 1995, the OTS issued a final CRA evaluation, based on an examination dated January 9, 1995, and assigned the Bank a "satisfactory" rating.

     In April 1995, the federal bank regulatory agencies issued amendments to the CRA regulations that are designed to focus the CRA examination process on an institution's actual performance in meeting the credit needs of low- and moderate-income neighborhoods rather than on its CRA compliance procedures. Specifically, institutions like the Bank, with more than $250 million in assets, will be evaluated on the basis of their lending and investment in, and provision of services, to low- and moderate-income areas unless they request designation and receive approval as wholesale or limited purpose institutions or have been approved for evaluation under a strategic plan. The Bank does not contemplate employing any of these options. Additionally, large retail banks will be required to collect and report additional data concerning small business loans. Data collection will become effective January 1, 1996 and reporting requirements will become effective on January 1, 1997. Beginning on January 1, 1996, the Bank could be evaluated under the new examination procedures if it provided the necessary data; however, the new procedures are not required to be applied until July 1, 1997.

     OTHER ASPECTS OF FEDERAL LAW. The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

     RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued in March 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It addresses how impairment losses should be measured and when such losses should be recognized. Under SFAS 121, long-lived assets and certain identifiable intangibles to be held and used shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should generally be reported at the lower of carrying amount or fair value less the cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not anticipated to have a material impact on the Bank's financial condition on the results of operations. See "Summary of Significant Accounting Policies - the Bank" in the Notes to the Consolidated Financial Statements in this report.

     Statement of Position 94-6, "Disclosures of Significant Risks and Uncertainties" ("SOP 94-6"), was issued in January 1995. SOP 94-6 requires an entity to disclose certain information about the nature of its operations and use of estimates in the preparation of its financial statements. In addition, if specified criteria are met, it requires an entity to disclose certain information about certain significant estimates and current vulnerability to risk due to certain concentrations. SOP 94-6 is effective for financial statements for fiscal years ending after December 15, 1995, and for financial statements for interim periods in fiscal years subsequent to the year for which SOP 94-6 is first applied. See "Summary of Significant Accounting Policies - the Bank" in the Notes to the Consolidated Financial Statements in this report.

MARKET AREA

     The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 4.1% in September 1995, compared to the national rate of 5.4%.

     Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and, to a lesser extent, Fairfax County in Virginia. Approximately 27.4% of the Bank's deposits at September 30, 1995 were obtained from depositors residing outside of Maryland, primarily in Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery County at June 30, 1995, according to preliminary published industry
statistics.   The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in Montgomery and Fairfax Counties in September 1995 (2.8% and 2.9%, respectively) was below the national rate (5.4%) and state rates (5.0% for Maryland and 4.5% for Virginia) for the same month.

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

     During fiscal 1995, the Bank transferred at fair value all of its investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity and, as a result, all such securities are classified as held-to-maturity at September 30, 1995. Net unrealized holding losses, net of the related income tax effect, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities.

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

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At September 30, 1995, the Bank's loan portfolio totaled $2.9 billion, which represented 59.0% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities.) Loans collateralized by single-family residences constituted 48.3% of the loan portfolio at that date.

     The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.

                                LOAN PORTFOLIO
                            (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                         September 30,
                           --------------------------------------------------------------------------------------------------------
                                  1995                 1994                 1993                 1992                 1991
                           -------------------  -------------------  -------------------  -------------------  --------------------
                                        % of                 % of                 % of                 % of                 % of
                             Balance   Total      Balance   Total      Balance   Total      Balance   Total      Balance   Total
                           ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- --------
Residential (1)            $1,391,694   47.3 %  $1,369,571   53.8 %  $1,287,333   53.6 %  $  933,867   41.6 %  $1,345,409   41.7 %

Home equity (1)                29,024    1.0        34,708    1.4        60,549    2.5       223,148    9.9       289,976    9.0

Commercial and
 multifamily                   85,781    2.9        84,210    3.3        94,079    3.9        61,522    2.7        69,097    2.1

Real estate
 construction and
 ground                        32,652    1.1        52,350    2.0        62,637    2.6        92,215    4.1       133,852    4.2

Credit card (1)             1,012,548   34.4       650,199   25.5       754,520   31.4       872,672   38.9     1,302,008   40.4

Automobile (1)                239,217    8.1       289,346   11.4       106,725    4.4        19,910    0.9        16,924    0.5

Other                         152,897    5.2        66,851    2.6        38,048    1.6        42,019    1.9        67,659    2.1
                           ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- --------
                            2,943,813  100.0 %   2,547,235  100.0 %   2,403,891  100.0 %   2,245,353  100.0 %   3,224,925  100.0 %
                           ----------- =======  ----------- =======  ----------- =======  ----------- =======  ----------- ========
Less:

  Unearned premiums
   and discounts                1,103                1,438                1,543                2,589                6,002

  Deferred loan
   origination fees
   (costs)                    (13,687)             (10,604)              (3,472)               1,889                6,612

  Reserve for loan
   losses                      60,496               50,205               68,040               78,818               89,745
                           -----------          -----------          -----------          -----------          -----------
                               47,912               41,039               66,111               83,296              102,359
                           -----------          -----------          -----------          -----------          -----------
    Total loans
     receivable            $2,895,901           $2,506,196           $2,337,780           $2,162,057           $3,122,566
                           ===========          ===========          ===========          ===========          ===========

-------------------------------------------------------------------------------
(1)  Includes loans held for sale and/or securitization, if any.

     The Bank will continue to adjust the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Regulation - Regulatory Capital" and "- Qualified Thrift Lender ("QTL") Test," "Real Estate - Federal Taxation - Bad Debt Reserve" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management."

     CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1995. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 1996, because such loans are expected to be sold in less than one year.

                       CONTRACTUAL  PRINCIPAL  REPAYMENTS
                               (IN THOUSANDS)
-------------------------------------------------------------------------------

                                 Principal
                                  Balance               Approximate Principal Repayments Due in Years Ending September 30,
                               Outstanding at  -----------------------------------------------------------------------------------
                               September 30,                                                                             2011 and
                                 1995  (1)        1996        1997        1998      1999-2000   2001-2005   2006-2010   Thereafter
                              ---------------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Residential                   $    1,323,015   $  26,421   $  24,059   $  25,926   $  81,108   $ 195,282   $ 174,353   $  795,866
Home equity                           29,024       2,013        -           -           -           -           -          27,011
Commercial and multifamily            85,781       7,197       1,506         680      15,723      48,060      12,615        -
Real estate construction
 and  ground                          32,652      13,993      17,479       1,180        -           -           -           -
Credit card (2)                      712,548      41,872      39,411      37,095      70,429     137,522     101,594      284,625
Automobile                            39,217       8,178       8,909       9,705      12,425        -           -           -
Other                                152,897      21,880      23,169      23,068      29,431      55,349        -           -
Loans held for sale                   68,679      68,679        -           -           -           -           -           -
Loans held for
 securitization  and sale            500,000     500,000        -           -           -           -           -           -
                              ---------------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
  Total loans
   receivable (3)             $    2,943,813   $ 690,233   $ 114,533   $  97,654   $ 209,116   $ 436,213   $ 288,562   $1,107,502
                              ===============  ==========  ==========  ==========  ==========  ==========  ==========  ===========


Fixed-rate loans              $      366,988   $  33,756   $  35,100   $  37,750   $  91,332   $ 144,675   $   6,356   $   18,019
Adjustable-rate loans              2,008,146      87,798      79,433      59,904     117,784     291,538     282,206    1,089,483
Loans held for sale                   68,679      68,679        -           -           -           -           -           -
Loans held for
 securitization and sale             500,000     500,000        -           -           -           -           -           -
                              ---------------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
  Total loans
   receivable (3)             $    2,943,813   $ 690,233   $ 114,533   $  97,654   $ 209,116   $ 436,213   $ 288,562   $1,107,502
                              ===============  ==========  ==========  ==========  ==========  ==========  ==========  ===========

-------------------------------------------------------------------------------

(1) Of the total amount of loans outstanding at September 30, 1995 which were due after one year, an aggregate principal balance of approximately
    $333.2 million had fixed interest rates and an aggregate principal balance of approximately $1.9 billion had adjustable interest rates.

(2) Estimated repayments of credit card loans reflect the required minimum payments.

(3) Before deduction of reserve for loan losses, unearned discounts and deferred loan origination fees (costs).

     Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA") -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1995, principal repayments of $121.6 million are contractually due to the Bank within the next year. Of the $121.6 million, $33.8 million is contractually due on fixed-rate loans and $87.8 million is contractually due on adjustable-rate loans.

     ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The following table shows changes in the composition of the Bank's real estate loan portfolio and the net change in mortgage-backed securities.

               ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS
                                (IN  THOUSANDS)
-------------------------------------------------------------------------------

                                                               For the Year Ended September 30,
                                                        --------------------------------------------------
                                                            1995               1994               1993
                                                        ------------       ------------       ------------
Real estate loan originations and purchases: (1)

Residential and home equity                             $   742,560        $ 1,570,155        $ 1,758,484
Commercial and multifamily                                    4,023              9,582             42,718
Real estate construction and ground                          37,510             47,693             41,675
                                                        ------------       ------------       ------------

Total originations and purchases                            784,093          1,627,430          1,842,877
                                                        ------------       ------------       ------------

Principal repayments                                       (248,109)          (389,847)          (346,645)
Sales (2)                                                  (371,681)          (800,506)          (785,255)
Loans transferred to real estate acquired
  in settlement of loans                                     (9,822)            (4,106)           (23,158)
Other                                                           -                 (869)               -
                                                        ------------       ------------       ------------
                                                           (629,612)        (1,195,328)        (1,155,058)

Transfers to mortgage-backed securities (3)                (156,169)          (396,189)          (493,973)
                                                        ------------       ------------       ------------


Increase (decrease) in real estate loans                $    (1,688)       $    35,913        $   193,846
                                                        ============       ============       ============

-------------------------------------------------------------------------------
(1) Excludes unfunded commitments.

(2) Includes securitization and sale of home equity credit line receivables of $150.5 millon, $181.9 million and $340.4 million for the years ended September 30, 1995, 1994 and 1993, respectively.

(3) Represents real estate loans which were pooled and exchanged for FHLMC, FNMA and private label, AA-rated mortgage-backed securities.

     As a federally chartered savings institution, the Bank has general authority to make loans secured by real estate located throughout the United States. Approximately 96.0% of the Bank's real estate loans at September 30, 1995 by principal balance were secured by properties located in Maryland, Virginia or the District of Columbia.

     The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company, or directly through Chevy Chase Mortgage, a division of the Bank. Commercial, real estate construction and ground and home equity credit line loans are originated directly by the Bank.

     The Bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family adjustable-rate residential mortgage loans in the Washington, D.C. metropolitan area. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1995, approximately $88.5 million of loans settled under the correspondent program.

     Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1995, sales of mortgage loans originated or purchased for sale by the Bank totaled $223.9 million. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank originates fixed-rate, single-family, long-term loans on terms which conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines in order to ensure the salability of the loan in the public secondary mortgage market. In order to manage its interest-rate exposure, the Bank hedges its fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1995, the Bank had $68.7 million of single-family residential loans held for sale to investors.

     When the Bank sells a whole loan or loan participation and retains servicing, or purchases mortgage servicing rights from third parties, it continues to collect and remit loan payments, inspect the properties, make certain insurance and tax payments on behalf of borrowers and otherwise service the loans. The normal servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1995, the Bank was servicing residential permanent loans totaling $1.4 billion for other investors.

     SALES OF MORTGAGE-BACKED SECURITIES. A significant portion of the Bank's sales of mortgage-backed securities involve sales pursuant to the Bank's normal mortgage banking operations. Generally, the Bank's policy is to sell its fixed-rate mortgage production which, in the case of most conforming fixed-rate loans, is accomplished by first pooling such loans into mortgage-backed securities. The mortgage-backed securities sold as part of the Bank's mortgage banking operations are generally issued in the same month as the sale of such securities. The securities are formed from conforming fixed-rate loans originated for sale or from fixed-rate loans resulting from the borrower's election to convert from a variable-rate loan to a fixed-rate loan. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. As a result, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of securities, even though there are no balances of trading securities at September 30, 1995. Fixed-rate loans are designated as held for sale in the Consolidated Statements of Financial Condition in this report.

     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates a variety of loans secured by single-family residential structures. At September 30, 1995, $1.4 billion (or 48.3%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, including $36.1 million of FHA-insured or VA-guaranteed loans.

     Chevy Chase currently offers fixed-rate loans with maturities of 15 to 30 years and adjustable-rate residential mortgage loans ("ARMs"), principally with maturities of 30 years. At September 30, 1995, 39.3% of the Bank's loans consisted of ARMs scheduled to have interest rate adjustments within five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management." Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%.

     During the current fiscal year, the Bank continued to fulfill its 1994 five-year commitment of $1.0 billion to meet the credit needs of low- and moderate-income borrowers in the various communities which it serves. As part of this commitment, the Community Development Mortgage Program is providing $140.0 million of mortgage financing over a five-year period, with $7.0 million in subsidies for below-market mortgage loans, to families in minority neighborhoods in the District of Columbia and Prince George's County, Maryland.

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

     Securitizations of home equity credit line receivables have been an integral element of the Bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking." The Bank transferred $150.5 million, $181.9 million and $340.4 million of home equity credit line receivables in fiscal 1995, fiscal 1994 and fiscal 1993, respectively, to trusts for securitization and sale to investors. Gains of $7.6 million, $9.5 million and $16.8 million were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Aggregate balances of residential construction, commercial construction, ground and commercial and multifamily loans decreased 13.3% in fiscal 1995 to $118.4 million at September

30, 1995 from $136.6 million at September 30, 1994. In the past three fiscal years, the Bank has provided financing, generally at market rates, to certain purchasers of its commercial REO. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

     CREDIT CARD LENDING.   Chevy Chase  provides consumer credit through its
credit card program, which offers VISAr and MasterCardr credit cards and includes Gold and Classic cards. Chevy Chase issues the credit cards and receives interest income on credit extended, a fee based on a percentage of credit sales paid by merchants accepting card purchases, and an annual membership fee for use of the cards. Chevy Chase's credit card loan portfolio accounted for 34.4% of Chevy Chase's total loans at September 30, 1995. According to statistics published in Sheshunoff S&L Quarterly, Chevy Chase is the second largest issuer of credit cards among thrift institutions, based on total credit card loans outstanding at March 31, 1995. At September 30, 1995, credit card loans outstanding totaled $1.0 billion and managed credit card receivables, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank, totaled $4.2 billion.

     The Bank emphasizes credit card lending in recent years because the shorter term and normally higher interest rates on such loans help it maintain a profitable spread between its average loan yield and its cost of funds. In addition, credit card accounts typically may be sold at a premium over their receivables balances, thus further enhancing their potential value to the Bank. Chevy Chase also believes its credit card program contributes to market share growth in its local markets by attracting new depositors, promoting a high degree of customer loyalty and providing opportunities to cross-market other products of the Bank. For this reason, the Bank has not sold any credit card accounts maintained by cardholders having addresses in Maryland, Virginia or the District of Columbia, the Bank's primary market area.

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

     Changes in credit card use and payment patterns by cardholders, including increased defaults, may result from a variety of social, legal and economic factors. Chevy Chase currently offers introductory periodic interest rates for varying initial periods which, at the conclusion of such periods, revert to the Bank's regular variable interest rate. If account holders choose to utilize competing sources of credit, the rate at which new receivables are generated may be reduced and certain purchase and payment patterns with respect to the receivables may be affected. Economic factors affecting credit card use include the rate of inflation and relative interest rates offered for various types of loans. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers. During times of economic recession, default rates on credit card loans generally may be expected to exceed default rates on residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking
- Asset Quality - Delinquent Loans" and "- Allowances for Losses."

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

     Certain jurisdictions and their residents may attempt to require out-of-state credit card issuers to comply with such jurisdictions' consumer protection laws (including laws limiting the charges imposed by such credit card issuers) in connection with their operations in such jurisdictions. For example, in recent years a number of lawsuits and administrative actions have been filed in several states against out-of-state credit card issuers (including both federally chartered and state chartered insured depository institutions) challenging various fees and charges (such as late fees, over-the-limit fees, returned check fees and annual membership fees) assessed against residents of the states in which such lawsuits were filed, based on restrictions or prohibitions under the laws of such states. Several state and federal courts that have considered this issue have ruled in favor of the issuing institutions; however, courts in some states, notably Pennsylvania and New Jersey, have determined that certain laws of those states that prohibit certain fees and charges are applicable to out-of-state credit card issuers. If it were determined that out-of-state credit card issuers must comply with a jurisdiction's laws limiting the charges imposed by credit card issuers, such action could have an adverse impact on the Bank's credit card operations.

     Securitizations of credit card receivables and sales of credit card relationships have been integral elements of the Bank's strategies to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital and "qualified thrift lender" requirements. In fiscal 1994, 1992 and 1991, the Bank sold approximately 150,000 credit card relationships at a premium over their receivables balances of $96.5 million, $14.9 million and $273.4 million, respectively. No such sales occurred during fiscal 1995 and fiscal 1993. The Bank transferred $1.6 billion, $1.4 billion, $350.0 million and $280.0 million of credit card receivables in fiscal 1995, fiscal 1994, fiscal 1993 and fiscal 1992, respectively, to trusts for securitization and sale to investors. No gain or loss was recognized by the Bank as a result of these transactions; however, the Bank continues to service the underlying accounts, and excess servicing fees are recognized over the related lives of the transactions. These excess servicing fees represent the contractual interest and fees paid by the cardholders less certificate interest paid to the certificateholders and administrative fees paid to providers of services to the trusts.

     Chevy Chase plans to securitize an additional $750.0 million of credit card receivables during the first and second quarters of fiscal 1996. Certain of these receivables at September 30, 1995 were classified as loans held for securitization and sale in the Consolidated Statements of Financial Condition in this report.

     Credit card loans are not subject to those provisions of federal laws and regulations that limit to 35% of an institution's total assets the amount of consumer loans that a federally chartered savings institution may make.

     CONSUMER AND OTHER LENDING. Chevy Chase currently offers a variety of consumer loans other than credit card loans, including automobile loans, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1995, the Bank purchased or originated $256.7 million of automobile loans, which was offset in part by the transfer of $252.2 million of receivables to a trust for securitization and sale to investors. Home improvement loans increased $75.2 million during fiscal 1995 as a result of an increase in the number of dealers selling such loans to the Bank. The Bank's portfolio of automobile loans, home improvement loans and other consumer loans totaled $239.2 million, $112.7 million and $40.2 million, respectively, at September 30, 1995. Automobile loans, home improvement loans and other consumer loans (other than credit card loans) accounted for 13.3% of total loans at that date.

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

     OTS regulations require institutions to adopt internal real estate lending policies, including loan-to-value limitations conforming to specific guidelines established by the OTS. The Bank's current lending policies conform to these regulations.

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

     CREDIT CARD LOAN UNDERWRITING. The Bank generates new credit card accounts through various methods, including direct-mail. The Bank identifies potential cardholders for preapproved solicitations by supplying a list of credit criteria to a credit bureau, which generates a list of individuals who meet such criteria. When the Bank receives an acceptance certificate from an individual that received a preapproved solicitation, the Bank obtains a credit report on such individual issued by an independent credit reporting agency, and the credit limit and terms of the account are subject to certain post-screening underwriting reviews performed by the Bank.

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

     OTHER CONSUMER LOAN UNDERWRITING. Other consumer loans (which include automobile loans and home improvement loans) are originated or purchased by the Bank after a review by the Bank in accordance with its established underwriting procedures.

     The underwriting procedures are designed to provide a basis for assessing the borrower's ability and willingness to repay the loan. In conducting this assessment, the Bank considers the borrower's ratio of debt to income and evaluates the borrower's credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower's equity in the collateral and the terms of the loan are also considered. The Bank's guidelines are intended only to provide a basis for lending decisions, and exceptions to such guidelines may, within certain limits, be made based upon the credit judgment of the Bank's lending officer. The Bank periodically conducts quality audits to ensure compliance with its established policies and procedures.

     The Bank also makes automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary apply to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events (and therefore would not necessarily meet all of the Bank's guidelines for its traditional loan program), but who meet certain other creditworthiness tests. Such loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the Bank's traditional lending program. See "Subsidiaries - Operating Subsidiaries."

     LOAN SERVICING. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Loan servicing income, principally servicing income earned on the Bank's securitized credit card, home equity credit line and automobile receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. Income from these activities varies with the volume and type of loans originated and sold.

     The following table sets forth certain information relating to the Bank's servicing income as of or for the years indicated.


                                AS OF OR FOR THE YEAR ENDED SEPTEMBER 30,
                             ----------------------------------------------
                                 1995              1994            1993
                             ------------      ------------    ------------
                                               (In thousands)
Residential . . . . . . . .   $1,350,423        $1,495,120      $2,022,033
Credit Card . . . . . . . .    3,226,316         1,953,792         841,828
Home Equity . . . . . . . .      455,791           485,428         530,092
Automobile  . . . . . . . .      218,287             9,506          29,625
                              ----------        ----------      ----------
  Total amount of loans
   serviced for others (1).   $5,250,817        $3,943,846      $3,423,578
                              ----------        ----------      ----------
                              ----------        ----------      ----------
Loan servicing fee
 income (2) . . . . . . . .   $  184,275        $   69,878     $    46,631
                              ----------        ----------      ----------
                              ----------        ----------      ----------


(1) The Bank's basis in its servicing rights at September 30, 1995, 1994 and 1993 was $54.2 million, $40.5 million and $48.0 million, respectively.

(2) In each of the years ended September 30, 1995, 1994 and 1993, loan servicing fee income as a percentage of net interest income before provision for loan losses was 104.6%, 41.4% and 25.7%, respectively.


     The Bank earns fees in connection with the servicing of home equity credit line loans, credit card loans, automobile loans and single-family residential mortgage loans. The Bank's level of servicing fee income increases or decreases with increases or decreases in securitized balances of these loan types. The substantial increase in loan servicing fee income in fiscal 1995 from the level achieved in fiscal 1994 was principally attributable to an increase in securitized credit card receivables outstanding and decreased charge-offs, which combined to increase the amount of servicing income earned on credit card securitizations. The Bank's level of servicing fee income declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others. As the Bank securitizes and sells assets, acquires mortgage servicing rights either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income increases. During fiscal 1995, the Bank securitized and sold $1.6 billion of credit card receivables, $150.5 million of home equity credit line receivables and $252.2 million of automobile loan receivables. In fiscal 1995, the Bank also sold the rights to service mortgage loans with an aggregate principal balance of $148.1 million, which were originated by the Bank in connection with its mortgage banking activities.

     The Bank's investment in loan servicing rights (including purchased and originated mortgage servicing rights (collectively "mortgage servicing rights") and excess loan servicing assets), and the amortization of such rights, are evaluated for impairment. Excess loan servicing assets are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. Changes in the discounted value of these assets are recorded as a reduction of fee income in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which is the estimated rate of repayment of the underlying loans. In accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), the Bank evaluates its mortgage servicing rights for impairment based on fair value. To measure fair value of its mortgage servicing rights, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing fee costs, prepayment rates and discount rates. Additionally, the Bank stratifies its capitalized mortgage servicing rights for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

     The Bank's current origination fees on its single-family mortgage loans generally range from 1.0% to 3.0% of the principal amount of the loan. Its current origination fees on construction and multifamily residential and commercial real estate loans generally range from 0.5% to 2.0% of the principal amount of the loan.

     Loan origination and commitment fees, and the related costs associated with making the loans, are deferred in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." For fully amortizing loans originated for the Bank's portfolio, the net deferred fees are accreted to interest income over the estimated life of the loans using the level-yield method. Fees deferred on revolving credit lines or loans which have no scheduled amortization originated for the Bank's portfolio are accreted to income over the estimated lives of the underlying loans using the straight-line method.

     Fees deferred on loans originated and held for sale are not accreted to income but instead are used in determining the gain or loss on the sale of the loans.

DELINQUENCIES, FORECLOSURES AND ALLOWANCES FOR LOSSES

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30, 1995.

     ALLOWANCES FOR LOSSES. It is the Bank's policy to maintain adequate allowances for estimated losses on loans and real estate. Generally, the allowances are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by Bank personnel. Allowances for losses on loans and real estate are based on current events or facts that may ultimately lead to future losses. The Bank's actual losses may vary from management's current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Allowances for Losses."

     The Bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved. The Bank's allowance on credit card loans is based on a number of factors, including historical charge-off and repayment experience and the age of the portfolio. The Bank has developed a static pool model to extrapolate its allowance needs based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the Bank considers historical charge-off information relative to origination date, borrower profiles, age of accounts, delinquencies, bankruptcies and other factors. Although industry standards are considered, they are given comparatively less weight due to management's belief that comparisons among different institutions' portfolios are potentially misleading because of significant differences in underwriting standards, curing and re-aging procedures and charge-off policies. Chevy Chase's policy is to charge off credit card receivables when they become 180 days contractually delinquent. The Bank's actual charge-off experience for credit card loans may vary from the levels forecasted by the Bank's static pool model because credit card loans typically are more sensitive to general economic conditions than certain other types of loans. For example, an unforeseen decline in economic activity may result in increased bankruptcy losses which the model is unable to forecast. Nevertheless, because the Bank's model employs a rolling 12-month base, such unforeseen losses are incorporated into the model as they occur and allowances are adjusted accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Allowances for Losses."

     The Bank's methods for determining the allowance on loans secured by real estate vary depending on whether the loans are secured by residential homes or by other real estate. For residential mortgage loans, management computes the allowance by stratifying residential permanent loans on a state by state and ownership (i.e., investor or homeowner) basis. After the residential permanent portfolio has been stratified by state, historical loss ratios (as adjusted for predictable or quantifiable trends, if known) for the specific states are applied to delinquent loans. The sum of these calculations is the component assigned to residential permanent loans. In the Bank's experience, this approach has resulted in timely recognition of necessary allowances, which has been generally supported by the Bank's favorable results on the ultimate disposition of the underlying collateral.

     The Bank assesses the adequacy of its general valuation allowances on non-residential (i.e., other than single-family residential) mortgage loans, REO and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The Bank obtains current appraisals when properties are classified as REO. The Bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

     The Bank's individualized asset review takes place within its Asset Review Committee and the Asset Classification Committee (the "Committee"). The Asset Review Committee accumulates and analyzes data relating to classified and potential problem assets of $5.0 million or more and makes appropriate recommendations regarding asset classifications to the Committee. The Committee meets on a regular basis to discuss classifications of such assets and to review the allowances for losses. The Committee generally reviews the status of various projects, including, for example, data on recent lot sales for residential development projects and leasing activity on commercial projects. Actual progress is compared to projections made when the related loan was underwritten. Local economic conditions and known trends are also reviewed.
The Committee also considers steps being taken by borrowers to address problems, and reviews financial information relating to borrowers and guarantors as well as reports by loan officers who are responsible for continually evaluating the projects. The actions of the Committee are reported to the Board of Directors.

     The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The Bank believes that its levels of general valuation allowances at September 30, 1995 comply with the guidelines.

     The Bank's assets are subject to review and classification by the OTS and the FDIC upon examination. Based on such examinations, the Bank could be required to establish additional valuation allowances or incur additional charge-offs.

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

     Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 439 ATMs, including 129 ATMs located in Safeway Inc. stores and 48 ATMs located in Superfresh Food Markets. The Bank also has the right to install ATMs in Safeway stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. These ATMs and installation rights significantly enhance the Bank's position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the regional "MOST"-Registered Trademark- ATM network which offers over 5,900 locations in the middle-Atlantic region. The Bank is also a member of the "PLUS"-Registered Trademark- ATM network, which offers over 213,000 locations worldwide.

     The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 27.4% of the Bank's deposits at September 30, 1995 were obtained from depositors residing outside of Maryland, with approximately 12.6% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

     The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

                          DEPOSIT ANALYSIS
                       (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                         September 30,
                            -------------------------------------------------------------------------------------------------------
                                   1995                 1994                 1993                 1992                 1991
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                         % of                 % of                 % of                 % of                 % of
                              Balance   Total      Balance   Total      Balance   Total      Balance   Total      Balance   Total
                            ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- -------
Demand and NOW accounts     $  950,118   22.8%   $  918,227   22.9%   $  835,084   21.6%   $  743,214   19.0%   $  729,559   17.1%

Money market deposit
 accounts                      984,257   23.7     1,104,730   27.6     1,196,690   30.9     1,292,779   33.0     1,364,390   32.0

Statement savings
 accounts                      872,366   21.0     1,201,141   30.0       941,289   24.3       690,328   17.6       595,181   14.0

Jumbo certificate
 accounts                      219,304    5.3        85,110    2.1        56,218    1.5        42,423    1.1       128,288    3.0

Other certificate
 accounts                    1,072,196   25.8       641,857   16.0       790,465   20.4     1,099,833   28.1     1,400,853   32.9

Other deposit accounts          61,011    1.4        57,696    1.4        50,277    1.3        47,381    1.2        44,759    1.0
                            ----------- -------  ----------- -------  ----------- -------  ----------- -------  ----------- -------

     Total deposits          4,159,252  100.0%    4,008,761  100.0%    3,870,023  100.0%    3,915,958  100.0%    4,263,030  100.0%
                            ----------- =======  ----------- =======  ----------- =======  ----------- =======  ----------- =======

Deferred premium on
 certificate accounts             --                   --                   --                   --                      3
                            -----------          -----------          -----------          -----------          -----------

     Total                  $4,159,252           $4,008,761           $3,870,023           $3,915,958           $4,263,033
                            ===========          ===========          ===========          ===========          ===========


                           AVERAGE COST OF DEPOSITS
-------------------------------------------------------------------------------

                                                              Year Ended September 30,
                                                 ------------------------------------------------
                                                  1995                 1994                 1993
                                                 ------               ------               ------
Demand and NOW accounts                           2.71%                2.74%                2.47%
Money market accounts                             3.96%                3.24%                3.17%
Statement savings and
 other deposit accounts                           3.35%                3.37%                3.25%
Certificate accounts                              5.17%                3.96%                4.33%


  Total deposit accounts                          3.84%                3.31%                3.35%
                                                 ======               ======               ======

     The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining
funds from its local retail deposit market.   At the same time, however, as
customers have become increasingly responsive to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. During fiscal 1995, the Bank periodically solicited brokered deposits through entities registered with the FDIC as deposit brokers. Under FDIC regulations, the Bank is permitted to accept brokered deposits as long as it remains well capitalized or (with FDIC approval) adequately capitalized under the prompt correction action regulations.

     The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                               Deposit Flows
                                            YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                                (In thousands)
                                        1995          1994           1993
                                    -------------  ------------  -------------

Deposits . . . . . . . . . . . .    $ 14,086,575   $ 12,308,342   $ 10,801,085

Withdrawals from
  accounts . . . . . . . . . . .     (14,089,444)   (12,305,196)   (10,985,541)

                                    -------------  -------------  -------------
Net cash to (from)
  accounts . . . . . . . . . . .          (2,869)         3,146       (184,456)

Interest credited to
 accounts  . . . . . . . . . . .         153,360        135,592        138,521

                                    -------------  -------------  -------------

Net increase (decrease)
 in deposit balances . . . . . .   $     150,491    $   138,738   $    (45,935)

                                   -------------    -----------   -------------
                                   -------------    -----------   -------------


     Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

     The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1995 which will mature during the fiscal years indicated.

                  WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS
                        AS OF SEPTEMBER 30, 1995
                         (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                      Demand, NOW
                    and Money Market          Statement         Passbook and Other        Certificate
                    Deposit Accounts       Savings Accounts       Core Accounts             Accounts               Total
                  ---------------------  --------------------  --------------------  ---------------------  ----------------------
Maturing During               Weighted              Weighted              Weighted               Weighted               Weighted
  Year Ending                 Average               Average               Average                Average                Average
 September 30,       Amount     Rate       Amount     Rate       Amount     Rate        Amount     Rate        Amount     Rate
---------------   ----------- ---------  ---------- ---------  ---------- ---------  ----------- ---------  ----------- ----------

     1996         $1,934,375     3.29%    $ 872,366     3.48%   $  61,011     2.98%   $  885,430     5.68%   $3,753,182     3.89%

     1997                -        -             -        -            -        -         224,455     6.09       224,455     6.09

     1998                -        -             -        -            -        -          66,429     5.97        66,429     5.97

     1999                -        -             -        -            -        -          29,078     5.43        29,078     5.43

     2000                -        -             -        -            -        -          86,108     6.71        86,108     6.71

                  -----------            ----------            ----------            -----------            -----------
     Total        $1,934,375     3.29%    $ 872,366     3.48%   $  61,011     2.98%   $1,291,500     5.83%   $4,159,252     4.11%
                  ===========            ==========            ==========            ===========            ===========

     The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1995.



YEAR ENDING SEPTEMBER 30,                 AMOUNT          WEIGHTED AVERAGE RATE
-------------------------             ----------          --------------------
                                (Dollars in thousands)
1996 . . . . . . . . . . . . .        $  143,572                  5.89%
1997 . . . . . . . . . . . . .            20,397                  6.55%
1998 . . . . . . . . . . . . .             4,194                  5.73%
1999 . . . . . . . . . . . . .             3,500                  5.30%
2000 . . . . . . . . . . . . .             7,020                  6.81%
                                      ----------
  Total. . . . . . . . . . . .        $  178,683                  5.99%
                                      ----------                  -----
                                      ----------                  -----

     The following table represents the amounts of deposits by various interest rate categories as of September 30, 1995 maturing during the fiscal years indicated.

                        MATURITIES OF DEPOSITS BY INTEREST RATES
                             AS OF SEPTEMBER 30, 1995
                                  (IN THOUSANDS)
-------------------------------------------------------------------------------

                                             Accounts Maturing During Year Ending September 30,
                               -----------------------------------------------------------------------------
    Interest Rate                  1996         1997         1998         1999         2000         Total
--------------------           -----------   ----------   ----------   ----------   ----------   -----------

Demand deposits (0%)           $  123,141    $     -      $     -      $     -      $     -      $  123,141

0.00% to 1.99%                        413          -            -            -            -             413

2.00% to 2.99%                     30,304          -            -            -            -          30,304

3.00% to 3.99%                  2,101,543          -            -            -            -       2,101,543

4.00% to 4.99%                    733,662       17,383        1,351          -            -         752,396

5.00% to 5.99%                    368,320       52,839       27,490       25,102        1,212       474,963

6.00% to 7.99%                    395,766      154,233       37,560        3,976       84,896       676,431

8.00% to 9.99%                         33          -             28          -            -              61
                               -----------   ----------   ----------   ----------   ----------   -----------
     Total                     $3,753,182    $ 224,455    $  66,429    $  29,078    $  86,108    $4,159,252
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

     Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon the financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit or borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The Bank had outstanding FHLB advances of $155.1 million at September 30, 1995.

     From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. There were no repurchase agreements outstanding at September 30, 1995.

     The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

                                                          SEPTEMBER 30,
                                                    --------------------------
                                                     1995            1994
                                                     (Dollars in thousands)
Securities sold under repurchase
agreements:

Balance at year-end. . . . . . . . . . . . . . .       $  --         $  --

Average amount outstanding during
 the year. . . . . . . . . . . . . . . . . . . .         159,044        103,299

Maximum amount outstanding at any
 month-end . . . . . . . . . . . . . . . . . . .         353,615        202,256

Weighted average interest rate
  during year-end balances . . . . . . . . . . .            6.02%          3.78%

Weighted average interest rate on year-
  end balances . . . . . . . . .                             -- %           -- %

     On November 23, 1993, the Bank sold $150 million principal amount of its 9 1/4% Subordinated Debentures due 2005 (the "Debentures"). Interest on the Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the Debentures in the Bank's supplementary capital for regulatory capital purposes. On or after December 1, 1998, the Debentures will be redeemable, in whole or in part, at any time at the option of the Bank. Under the OTS capital regulations, redemption of the Debentures prior to their stated maturity would be subject to prior approval of the OTS unless the Debentures are redeemed with the proceeds of, or replaced by, a like amount of "a similar or higher quality" capital instrument.

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

SUBSIDIARIES

     OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1995, 2.0% and 3.0% of the Bank's assets was equal to $98.9 million and $148.4 million, respectively, and the Bank had $22.8 million invested in its service corporation subsidiaries, $5.1 million of which was in the form of conforming loans. The Bank is required to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary. With prior written approval from the OTS, the Bank may also establish operating subsidiaries to engage in any activities in which the Bank may engage directly.

     Chevy Chase engages in significant activities through B. F. Saul Mortgage Company. See "Lending Activities." The Bank engages in other activities through its subsidiaries, including those described below.

     REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company ("Manor") previously engaged in certain real estate development activities as the result of activities commenced prior to the enactment of FIRREA and continues to manage the two remaining assets it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries such as Manor that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. In fiscal 1995, Manor sold two of its largest projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality."

     SECURITIES BROKERAGE SERVICES. Chevy Chase Securities, Inc., a licensed broker-dealer, sells securities on a retail basis to the general public, including customers and depositors of the Bank.

     INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc. is a licensed insurance broker offering a variety of "personal line" insurance programs in the property and casualty field (primarily homeowner and automobile insurance) and in the life insurance field (primarily mortgage and credit card life and disability programs).

     SPECIAL PURPOSE SUBSIDIARIES. At September 30, 1995, Chevy Chase owned 20 active subsidiaries that were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the active subsidiaries was $252.2 million at September 30, 1995. The Bank's investments in these subsidiaries are not subject to the 3.0% service corporation investment limit discussed above. See "Regulation - Regulatory Capital."

     OPERATING SUBSIDIARIES. CCB Holding Corporation is a Delaware corporation created by the Bank as an operating subsidiary in September 1994 in connection with its asset securitization activities. The subsidiary owns a seller certificate issued by two credit card trusts formed by the Bank and certain other related assets. Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending.

EMPLOYEES

     The Bank and its subsidiaries had 2,905 full-time and 687 part-time employees at September 30, 1995. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage and credit card loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans and the annual fee on credit card loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

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

     The Bank estimates that it competes principally with approximately 12 depository institutions in its deposit-taking activities, with approximately ten institutions in the origination of single-family residential mortgage loans (other than home equity credit line loans) and with approximately three depository institutions in the origination of home equity credit line loans. At June 30, 1995, according to preliminary published industry statistics, Chevy Chase had the largest market share (approximately 19.6%) of deposits in Montgomery County, Maryland, and Chevy Chase ranked third in market share of deposits in Prince George's County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington, D.C. metropolitan area, it maintains a significant market share of single-family residential mortgage loans and the leading market share of home equity credit line loans.

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

ITEM 2.  PROPERTIES

REAL ESTATE

     A list of the investment properties of the Real Estate Trust is set forth under "Business - Real-Estate - Real Estate Investments."

     The Trust conducts its principal business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200 Wisconsin Avenue, Suite 903, Bethesda, Maryland. The Saul Company leases both office facilities on behalf of the Trust.

BANKING

     At September 30, 1995, the Bank conducted its business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6200 Chevy Chase Drive, Laurel, Maryland, 7215 Corporate Court, Frederick,

Maryland, 5300, 5310 and 5340 Spectrum Drive, Frederick, Maryland and
7430 New Technology Way, Frederick, Maryland; its office facilities at 7700 Old Georgetown Road, Bethesda, Maryland; 7926 Jones Branch Drive, McLean, Virginia and 88 full-service offices located in Maryland, Virginia and the District of Columbia. On that date, the Bank owned the building and land for 16 of its branch offices and leased its remaining 72 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive and 7215 Corporate Court and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from 1996 to 2019 and the ground leases have terms expiring from 2029 to 2080. See Note 17 to the Consolidated Financial Statements in this report for lease expense and commitments.

     At November 30, 1995, the Bank had received OTS approval to open six additional branches. The branches, two in Virginia and four in Maryland, are scheduled to open during fiscal 1996.

     The following table sets forth the location of the Bank's 88 full-service offices at September 30, 1995.

     8401 Connecticut Avenue            7340 Westlake Terrace
     Chevy Chase, MD  20815             Bethesda, MD  20817

     5424 Western Avenue                11261 New Hampshire Avenue
     Chevy Chase, MD  20815             Silver Spring, MD  20904

     13641 Connecticut Avenue           1327 Lamberton Drive
     Wheaton, MD  20906                 Silver Spring, MD  20902

     8401 Georgia Avenue                1661 Rockville Pike
     Silver Spring, MD  20910           Rockville, MD  20852

     4701 Sangamore Road                2215 Bel Pre Road
     Bethesda, MD  20816                Wheaton, MD  20906

     Landover Mall                      2807 University Blvd.
     Landover, MD  20785                West Kensington, MD  20895

     11325 Seven Locks Road             11305 Rockville Pike
     Potomac, MD  20854                 Kensington, MD 20895

     6200 Annapolis Road                7500 Old Georgetown Road
     Landover Hills, MD  20784          Bethesda, MD  20814

     33 West Franklin Street            26001 Ridge Road
     Hagerstown, MD  21740              Damascus, MD 20872

     6400 Belcrest Road                 5370 Westbard Avenue
     Hyattsville, MD  20782             Bethesda, MD 20816

     8740 Arliss Street                 3601 St. Barnabas Road
     Silver Spring, MD  20901           Silver Hill, MD 20746

     2409 Wootton Parkway               17831 Georgia Avenue
     Rockville, MD  20850               Olney, MD  20832

     8889 Woodyard Road                 6107 Greenbelt Road
     Clinton, MD  20735                 Berwyn Heights, MD  20740

     1181 University Boulevard          4 Bureau Drive
     Langley Park, MD  20783            Gaithersburg, MD  20878

     12921 Wisteria Drive               19610 Club House Road
     Germantown, MD  20874              Gaithersburg, MD  20879

     1009 West Patrick Street           812 Muddy Branch Road
     Frederick, MD  21701               Gaithersburg, MD  20878

     7937 Ritchie Hwy.                  10211 River Road
     Glen Burnie, MD  21061             Potomac, MD  20854

     19781 Frederick Road               12331-C Georgia Avenue
     Germantown, MD  20874              Wheaton, MD 20906

     16823 Crabbs Branch Way            14113 Baltimore Avenue
     Rockville, MD  20855               Laurel, MD  20707

     2331-A Forest Drive                7290-A Cradlerock Way
     Annapolis, MD 21401                Columbia, MD  21045

     3244 Superior Lane                 1151 Maryland Route 3
     Bowie, MD  20716                   North Gambrills, MD  21054

     20000 Goshen Road                  12228 Viers Mill Road
     Gaithersburg, MD  20879            Silver Spring, MD  20906

     12097 Rockville Pike               317 Kentlands Blvd.
     Rockville, MD  20852               Gaithersburg, MD  20878

     10159 New Hampshire Avenue         215 N. Washington Street
     Hillandale, MD  20903              Rockville, MD  20850

     6264 Central Avenue                1336 Crain Highway South
     Seat Pleasant, MD 20743            Mitchellville, MD  20716

     7700 Old Georgetown Road           543 Ritchie Highway
     Bethesda, MD  20814                Severna Park, MD  21146

     15777 Columbia Pike                4745 Dorsey Hall Drive
     Burtonsville, MD  20866            Ellicott City, MD  21043

     18104 Town Center Drive            1130 Smallwood Drive
     Olney, MD  20832                   Waldorf, MD  20603

     6197 Oxon Hill Road                10985 Baltimore Avenue
     Oxon Hill, MD  20745               Beltsville, MD  20705

     980 E. SwanCreek Road              1040 Largo Center Drive
     Fort Washington, MD  20744         Landover, MD  20785

     1 Catoctin Circle                  14245-R Lee Highway
     Leesburg, VA  22075                Centreville, VA  22020

     8251 Greensboro Drive              1100 W. Broad Street
     McLean, VA  22102                  Falls Church, VA  22046

     234 Maple Avenue East              3941 Pickett Road
     Vienna, VA  22180                  Fairfax, VA  22031

     8436 Old Keene Mill Road           1401 Chain Bridge Road
     Springfield, VA  22152             McLean, VA  22101

     75 West Lee Highway                12002 N. Shore Drive
     Warrenton, VA  22186               Reston, VA  22090

     6212 Leesburg Pike                 8120 Sudley Road
     Falls Church, VA  22044            Manassas, VA  22110

     11800 Sunrise Valley Drive         1100 S. Hayes Street
     Reston, VA  22091                  Arlington, VA  22202

     2952-H Chain Bridge Road           13344-A Franklin Farm Road
     Oakton, VA  22124                  Herndon, VA  22071

     6756 Richmond Highway              20970 Southbank Street
     Alexandria, VA  22306              Sterling, VA  20165

     5613 Stone Road                    21800 Town Center Plaza
     Centerville, VA  22020             Sterling, VA  22170

     44151 Ashburn Village Way          7030 Little River Turnpike
     Ashburn, VA 22011                  Annandale, VA 22003

     3537 S. Jefferson Street           210 Michigan Avenue, N.E.
     Bailey's Crossroads, VA 22041      Washington, DC 20017

     2626-T Naylor Road                 4455 Connecticut Avenue, N.W.
     Washington, D.C. 20020             Washington, D.C.  20008

     4860 Massachusetts Avenue, N.W.    318A Riggs Road, N.E.
     Washington, D.C.  20016            Washington, D.C.  20011


     At September 30, 1995, the net book value of the Bank's office facilities (including leasehold improvements) was $120.8 million. See Note 16 to the Consolidated Financial Statements in this report.

     The Bank currently plans to build facilities in Frederick, Maryland and in Laurel, Maryland to consolidate the Bank's employees and operations in those areas. At September 30, 1995, the Bank had invested $4.8 million in the land and $3.2 million for capital expenditures relating to these facilities.

     During fiscal 1995, the Bank transferred an office building, which was previously classified as real estate held for investment, to property and equipment. Management plans to use a significant portion of the building to satisfy the Bank's current and anticipated need for additional office space.

     In fiscal 1991, the Bank purchased an historic office building and the underlying land in downtown Washington, D.C. with plans to establish a deposit branch office and a trust office in the building. Although the Bank terminated its trust business in fiscal 1991, it still plans to establish a branch in the building.

     The Bank owns additional assets, including furniture and data processing equipment. At September 30, 1995, these other assets had a net book value of $59.7 million. The Bank also has operating leases, primarily for certain automobiles and data processing equipment and software. The leases for automobiles are generally for periods of less than four years; the leases for the data processing equipment and software have month-to-month or year-to-year terms.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Trust is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, and the continued development and marketing of certain of its real estate properties.

In the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Trust.

     In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company (together, the "Companies"), entered into an agreement with the United States Department of Justice (the "Department") which commits them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, the Companies have agreed to invest $11.0 million in the African-American community of the Washington, D.C. metropolitan area over a five-year period. This commitment obligates the Companies to: (i) provide $7.0 million over the five-year period in subsidies for below-market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C. and Prince George's County, Maryland; (ii) open two additional mortgage offices in majority African-American neighborhoods in the metropolitan Washington, D.C. area; and (iii) open one new deposit branch in the Anacostia area of Washington, D.C. The Companies also have agreed over the same five-year period, among other things, to continue efforts to increase their advertising and promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. The Companies view these efforts as continuations of their existing programs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Trust during the fourth quarter of the fiscal year ended September 30, 1995.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest (the "Common Shares"). At December 1, 1995, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                             SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

                                                                              Year Ended September 30,
                                                            ----------------------------------------------------------------

(IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS AND OTHER DATA)        1995         1994         1993         1992         1991
----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                    $    77,285  $    66,044  $    93,245  $   100,179  $   102,013
Operating expenses                                              109,971      102,087      137,256      127,936      142,144
Equity in earnings (losses) of partnership investments            3,681        1,738         (668)        (208)        (212)
Gain (loss) on sales of property                                  1,664         --            184         (546)      20,308
                                                            ----------------------------------------------------------------
Real estate operating loss                                      (27,341)     (34,305)     (44,495)     (28,511)     (20,035)
                                                            ----------------------------------------------------------------

Banking:
Interest income                                                 365,315      334,464      348,814      403,033      487,572
Interest expense                                                189,114      165,544      167,518      214,761      325,711
                                                            ----------------------------------------------------------------
Net interest income                                             176,201      168,920      181,296      188,272      161,861
Provision for loan losses                                       (54,979)     (29,222)     (60,372)     (89,062)    (147,141)
                                                            ----------------------------------------------------------------
Net interest income after provision for loan losses             121,222      139,698      120,924       99,210       14,720
                                                            ----------------------------------------------------------------
Other income:
    Credit card, loan servicing and deposit service fees        218,572      111,279       91,216       92,291      105,441
    Earnings (loss) on real estate held for investment           (5,057)         835      (12,722)     (50,649)     (47,495)
    Gain on sales of assets                                      12,282       32,217       40,270       44,259       81,927
    Gain on sale of mortgage servicing rights                     1,397        5,833        4,828        3,750        9,137
    Other                                                         5,923        9,885        7,161       10,766       12,133
                                                            ----------------------------------------------------------------
Total other income                                              233,117      160,049      130,753      100,417      161,143
                                                            ----------------------------------------------------------------
Operating expenses                                              298,656      246,560      187,828      156,218      181,975
                                                            ----------------------------------------------------------------
Banking operating income (loss)                                  55,683       53,187       63,849       43,409       (6,112)
                                                            ----------------------------------------------------------------

Total Company:
Operating income (loss) before income taxes,                     28,342       18,882       19,354       14,898      (26,147)
    extraordinary items, cumulative effect of change in
    accounting principle, and minority interest
Provision for income taxes                                        2,021        7,025       11,703        7,385        3,225
                                                            ----------------------------------------------------------------
Income (loss) before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                            26,321       11,857        7,651        7,513      (29,372)
Extraordinary items:
    Adjustment for tax benefit of operating loss
     carryovers                                                    --           --          7,738        3,817         --
    Loss on early extinguishment of debt, net of taxes             --        (11,315)        --           (132)        --
                                                            ----------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                   26,321          542       15,389       11,198      (29,372)
Cumulative effect of change in accounting principle                --         36,260         --           --           --
                                                            ----------------------------------------------------------------
Income (loss) before minority interest                           26,321       36,802       15,389       11,198      (29,372)
Minority interest held by affiliates                             (5,721)      (3,963)      (6,582)      (5,261)       2,113
Minority interest -- other                                       (9,750)      (9,750)      (4,334)        --           --
                                                            ----------------------------------------------------------------
Total company net income (loss)                             $    10,850  $    23,089  $     4,473  $     5,937  $   (27,259)
                                                            ================================================================

Net income (loss) available to common shareholders          $     5,430  $    17,669  $      (947) $       517  $   (32,679)

Net income (loss) per common share:
Income (loss) before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                       $      4.33  $      1.33  $      0.46  $      0.43  $     (7.21)
Extraordinary items:
    Adjustment for tax benefit of operating loss
     carryovers                                                      -            -          1.60         0.79           -
    Loss on early extinguishment of debt, net of taxes               -         (2.34)          -         (0.03)          -
                                                            ----------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                     4.33        (1.01)        2.06         1.19        (7.21)
Cumulative effect of change in accounting principle                  -          7.51           -            -            -
                                                            ----------------------------------------------------------------
Income (loss) before minority interest                             4.33         6.50         2.06         1.19        (7.21)
Minority interest held by affiliates                              (1.19)       (0.82)       (1.36)       (1.08)        0.44
Minority interest -- other                                        (2.02)       (2.02)       (0.90)          -            -
                                                            ----------------------------------------------------------------
Total company net income (loss)                             $      1.12  $      3.66  $     (0.20) $      0.11  $     (6.77)
                                                            ================================================================

-------------------------------------------------------------------------------
Continued on following page.

                             SELECTED FINANCIAL DATA
                                  (Continued)
-------------------------------------------------------------------------------

                                                                              Year Ended September 30,
                                                            ----------------------------------------------------------------

(IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS AND OTHER DATA)        1995         1994         1993         1992         1991
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Assets:
Real estate assets                                          $   313,412  $   327,739  $   220,556  $   334,378  $   346,088
    Income-producing properties, net                            163,787      159,529      162,356      254,700      261,822
    Land parcels                                                 38,458       38,455       38,411       50,981       56,353
Banking assets                                                4,911,536    4,666,298    4,872,771    4,998,756    4,821,407
Total company assets                                          5,224,948    4,994,037    5,093,327    5,333,134    5,167,495

Liabilities:
Real estate liabilities                                         555,814      558,109      450,153      522,760      505,793
    Mortgage notes payable                                      184,502      185,730      264,776      429,968      350,693
    Notes payable - unsecured                                    41,057       40,288       38,661       50,417       86,532
    Bank borrowings                                                --           --           --           --         38,273
Banking liabilities                                           4,619,451    4,413,832    4,634,001    4,885,189    4,747,715
Minority interest held by affiliates                             43,556       35,632       34,495       27,912       22,651
Minority interest - other                                        74,307       74,307       74,307         --           --
Total company liabilities                                     5,293,128    5,081,880    5,192,956    5,435,861    5,276,159

Shareholders' deficit                                           (68,180)     (87,843)     (99,629)    (102,727)    (108,664)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                             $     4,324  $   (10,859) $    (3,149) $      (884) $   (16,374)
    Banking                                                   2,095,663    2,218,262    1,137,686    1,026,705    1,521,024
                                                            ----------------------------------------------------------------
    Total Company                                             2,099,987    2,207,403    1,134,537    1,025,821    1,504,650
                                                            ----------------------------------------------------------------
Net cash flows provided by (used in) investing activities:
    Real estate                                                 (17,143)     (29,118)      (2,999)      (1,333)      25,731
    Banking                                                  (2,269,444)  (1,777,281)    (879,178)  (1,224,100)  (1,183,033)
                                                            ----------------------------------------------------------------
    Total Company                                            (2,286,587)  (1,806,399)    (882,177)  (1,225,433)  (1,157,302)
                                                            ----------------------------------------------------------------
Net cash flows provided by (used in) financing activities:
    Real estate                                                    (271)      75,723        3,230          169      (41,709)
    Banking                                                     160,966     (260,094)    (190,850)     157,183     (348,624)
                                                            ----------------------------------------------------------------
    Total Company                                               160,695     (184,371)    (187,620)     157,352     (390,333)
                                                            ----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (25,905)     216,633       64,740      (42,260)     (42,985)
----------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                 10            9            9            9            9
    Number of guest rooms                                         2,608        2,415        2,356        2,400        2,418
    Average occupancy                                                67%          62%          68%          63%          66%
    Average room rate                                            $60.82       $57.57       $54.02       $56.54       $57.88
Shopping centers:
    Number of properties                                            N/A          N/A           23           23           23
    Leasable area (square feet)                                     N/A          N/A    4,408,000    4,416,000    4,809,000
    Average occupancy                                               N/A          N/A           95%          95%          95%
Office properties:
    Number of properties                                              9            9           10           10           10
    Leasable area (square feet)                               1,368,000    1,363,000    1,537,000    1,537,000    1,537,000
    Leasing percentages                                              84%          93%          85%          92%          90%
Land parcels
    Number of parcels                                                10           10           12           12           13
    Total acreage                                                   433          433        1,496        9,529        9,535
----------------------------------------------------------------------------------------------------------------------------

     The following table sets forth certain additional financial data with respect to the Bank.

                                               At or For Year Ended
                                                    September 30
                                  ----------------------------------------------
                                    1995      1994      1993     1992     1991
                                  --------   -------   ------   ------   -------
Selected Ratios:
Return on average assets . . . .    0.78%      0.60%    0.77%    0.55%   (0.20%)

Return on average
  stockholders' equity . . . . .   14.87%     11.19%   19.31%   19.33%   (7.57%)

Average stockholders' equity
  to average assets. . . . . . .    5.27%      5.34%    3.98%    2.84%    2.69%

Net yield on interest-earning
  assets . . . . . . . . . . . .    4.24%      4.06%    4.59%    4.98%    3.81%

Net loan charge-offs to
  average loans. . . . . . . . .    1.51%      1.74%    3.33%    4.04%    3.60%

Non-performing assets, net to
  total assets . . . . . . . . .    3.80%      5.40%    6.03%    8.48%   10.37%

Average interest-earning
  assets to average
  interest-bearing liabilities .   91.91%     90.81%   86.44%   82.76%   85.64%

Regulatory Capital Ratios:

Tangible . . . . . . . . . . . .    5.77%      4.96%    4.60%    2.22%    1.58%

Core (or leverage) . . . . . . .    5.77%      5.34%    5.35%    3.22%    2.82%

Tier 1 risk-based  . . . . . . .    6.65%      6.95%    7.29%     N/A      N/A

Total risk-based . . . . . . . .   11.63%     12.19%   11.70%    7.72%    5.51%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. "Real Estate Trust" refers to B.F. Saul Real Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by the Bank and its subsidiaries is identified by the term "Banking."

FINANCIAL CONDITION

REAL ESTATE

     The Real Estate Trust's investment portfolio at September 30, 1995 consisted primarily of hotels, office and industrial projects, and land parcels. See "Business - Real Estate - Real Estate Investments." In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holding Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. See "Business - Real Estate
- Investment in Saul Holdings Limited Partnership."

     Office space in the Real Estate Trust's office property portfolio was 84% leased at September 30, 1995, compared to a leasing rate of 93% at September 30, 1994. At September 30, 1995, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.37 million square feet, of which 305,000 square feet (27%) and 235,000 square feet (21%) are subject to leases whose terms expire in fiscal 1996 and fiscal 1997, respectively. Due to a decline in market leasing rates for office space over the past several years, the terms of certain of the new leases may be less favorable to the Real Estate Trust than the terms of the expiring leases.

     For the fiscal year ended September 30, 1995, the nine hotel properties owned by the Real Estate Trust throughout the period experienced an average occupancy rate of 66% and an average room rate of $59.71, compared to an average occupancy rate of 62% and an average room rate of $57.57 in fiscal 1994. Seven of the hotels registered improved occupancy rates and eight of the hotels registered higher average room rates in the most recent fiscal year. Adjusted for the inclusion of the new hotel acquired on November 30, 1994, the hotel portfolio experienced an average room rate of $60.82 and an average occupancy rate of 67% during the most recent fiscal year. Subsequent to September 30, 1995, the Real Estate Trust sold a hotel which had experienced average occupancy rates and average room rates considerably below those of the other properties in the portfolio for the past several years.

BANKING

     GENERAL. The Bank recorded operating income of $55.7 million during fiscal 1995, compared to operating income of $53.2 million in fiscal 1994. The increase in income for fiscal 1995 resulted primarily from the continued expansion of the Bank's credit card program and other loan products and services, which contributed to the $114.4 million increase in loan servicing fees over the prior year. The operating results for the current year also reflected an increase in net interest income. The positive effect of these items on income was partially offset by a $52.1 million increase in operating expenses and a $25.8 million increase in the provision for loan losses resulting from increased consumer and credit card loan originations. See "Results of Operations."

     At September 30, 1995, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.77%, 5.77%, 6.65% and 11.63%, respectively. The Bank's capital ratios exceeded the requirements under FIRREA as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations issued pursuant to FDICIA. On the basis of its balance sheet at September 30, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Capital."

     Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 122 requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise evaluate its mortgage servicing rights for impairment based upon fair value. See "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

     SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"), was issued in October 1994. This new statement requires certain disclosures about financial derivatives, including amounts, nature and terms of the instruments. Disclosures required by SFAS 119 are effective for fiscal years ended after December 15, 1994 and are therefore reflected in the Bank's audited financial statements. See "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

     The Bank's assets are subject to review and classification by the OTS upon examination. The OTS is currently conducting an examination of the Bank.

     ASSET QUALITY. Non-Performing Assets. The Bank's level of non-performing assets continued to decline during fiscal 1995. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

                           NON-PERFORMING ASSETS
                          (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                    September 30,
                                                              ------------------------------------------------------------
                                                                 1995        1994        1993         1992         1991
                                                              ----------  ----------  ----------   ----------   ----------
Non-performing assets:
  Non-accrual loans:
    Residential                                               $   8,593   $   8,306   $   9,108    $  12,865    $  17,913
    Commercial and multifamily                                      194        -           -           3,694         -
    Residential construction and ground                            -           -           -          11,196       30,469
    Commercial construction and ground                             -           -           -           3,413       15,629
                                                              ----------  ----------  ----------   ----------   ----------
      Total non-accrual real estate loans                         8,787       8,306       9,108       31,168       64,011
    Credit card                                                  18,569      16,229      20,557       26,780       33,682
    Consumer and other                                              595         498         314        3,572        3,331
                                                              ----------  ----------  ----------   ----------   ----------
      Total non-accrual loans (1)                                27,951      25,033      29,979       61,520      101,024
                                                              ----------  ----------  ----------   ----------   ----------

  Non-accrual real estate held for investment (1)                  -          8,915       8,898        8,892        8,892
                                                              ----------  ----------  ----------   ----------   ----------

  Real estate acquired in settlement of loans                   354,277     387,024     434,616      541,352      537,490
  Reserve for losses on real estate acquired in
   settlement of loans                                         (135,043)   (109,074)   (101,462)     (94,125)     (53,337)
                                                              ----------  ----------  ----------   ----------   ----------
    Real estate acquired in settlement of loans, net            219,234     277,950     333,154      447,227      484,153
                                                              ----------  ----------  ----------   ----------   ----------

      Total non-performing assets                             $ 247,185   $ 311,898   $ 372,031    $ 517,639    $ 594,069
                                                              ==========  ==========  ==========   ==========   ==========


Reserve for losses on loans                                   $  60,496   $  50,205   $  68,040    $  78,818    $  89,745
Reserve for losses on real estate held for investment               193       9,899      10,182       14,919        4,161
Reserve for losses on real estate acquired in
 settlement of loans                                            135,043     109,074     101,462       94,125       53,337
                                                              ----------  ----------  ----------   ----------   ----------

  Total reserves for losses                                   $ 195,732   $ 169,178   $ 179,684    $ 187,862    $ 147,243
                                                              ==========  ==========  ==========   ==========   ==========

-------------------------------------------------------------------------------
(1)  Before deduction of reserves for losses.

                           (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                    September 30,
                                                              ------------------------------------------------------------
                                                                 1995        1994        1993         1992         1991
                                                              ----------  ----------  ----------   ----------   ----------
Ratios:

  Non-performing assets, net to total assets (1) (4)               3.80%       5.40%       6.03%        8.48%       10.37%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (2)                                        123.82%     169.58%     219.29%       53.16%       23.72%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (2)                                        249.47%     212.77%     228.08%      214.96%      209.73%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (2)                     553.11%     319.28%     376.11%      131.10%      117.68%

  Reserve for losses on loans to non-accrual loans (2)           216.44%     200.56%     226.96%      128.12%       88.84%

  Reserve for losses on loans to total loans receivable (3)        2.05%       1.97%       2.83%        3.52%        2.79%

-------------------------------------------------------------------------------
(1) Non-performing assets is presented after all reserves for losses on loans and real estate held for investment or sale.

(2) Before deduction of reserves for losses.

(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.

(4) In November 1995, the Bank sold approximately 2,000 residential lots in the Communities to a single purchaser. If this sale had occurred prior to September 30, 1995, the ratio of non-performing assets, net to total assets would have been 2.80% at September 30, 1995. See "Disposition of REO."

     Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure (prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in fiscal 1994).

     Non-performing assets totaled $247.2 million, after valuation allowances on REO of $135.0 million, at September 30, 1995, compared to $311.9 million, after valuation allowances on REO of $109.1 million, at September 30, 1994. In addition to the valuation allowances on REO, the Bank maintained $2.3 million of valuation allowances on its non-accrual loans at September 30, 1995, compared to $4.0 million of valuation allowances on its non-accrual loans and non-accrual real estate held for investment at September 30, 1994. The decrease in non-performing assets was primarily attributable to a net decrease in REO of $58.7 million. During fiscal 1995, non-accrual REI with a balance of $6.7 million at September 30, 1995 was transferred to REO. See "Real Estate Held for Investment."

     The Bank's non-performing real estate assets, which include non-accrual real estate loans, REO and non-accrual REI, totaled $228.0 million at September 30, 1995, or 92.2% of total non-performing assets at that date. As shown in the following table, the Bank's non-performing real estate assets, after valuation allowances on such assets, have declined from their peak of $567.6 million in February 1992 to $227.6 million at September 30, 1995, reflecting both additional write-downs on non-performing assets during that period and, in more recent periods, asset sales.

                            DECLINE IN NON-PERFORMING

                               REAL ESTATE ASSETS

                                            TOTAL
                                          VALUATION
                                          ALLOWANCES
                                            ON NON-
                                            ACCRUAL                       CUMULATIVE
                          TOTAL NON-      REAL ESTATE   TOTAL NON-       DECLINE FROM
                          PERFORMING       LOANS AND    PERFORMING     FEBRUARY 29, 1992
                          REAL ESTATE     NON-ACCRUAL  REAL ESTATE    -------------------
                           ASSETS(1)         REI(2)    ASSETS, NET     AMOUNT     PERCENT
                          -----------     -----------  -----------    --------    -------
December 31, 1991......    $559,665        $ 6,692       $552,973         -          -
February 29, 1992......     574,321          6,712        567,609         -          -
March 31, 1992.........     551,960          5,490        546,470     ($21,139)     -3.7%
June 30, 1992..........     512,729         10,224        502,505      (65,104)    -11.5%
September 30, 1992.....     487,287          7,147        480,140      (87,469)    -15.4%
December 31, 1992......     427,113          2,332        424,781     (142,828)    -25.2%
March 31, 1993.........     394,672          2,635        392,037     (175,572)    -30.9%
June 30, 1993..........     382,657          2,634        380,023     (187,586)    -33.1%
September 30, 1993.....     351,160          2,427        348,733     (218,876)    -38.6%
December 31, 1993......     345,968          3,493        342,475     (225,134)    -39.7%
March 31, 1994.........     323,185          3,487        319,698     (247,911)    -43.7%
June 30, 1994..........     310,506          3,620        306,886     (260,723)    -45.9%
September 30, 1994.....     295,171          2,390        292,781     (274,828)    -48.4%
December 31, 1994......     283,375          2,388        280,987     (286,622)    -50.5%
March 31, 1995.........     270,546          2,407        268,139     (299,470)    -52.8%
June 30, 1995..........     240,243(3)         348(3)     239,895     (327,714)    -57.7%
September 30, 1995.....     228,021(3)(4)      439(3)     227,582     (340,027)    -59.9%

-----------------------

(1) Represents total non-accrual real estate loans and non-accrual REI before deduction of valuation allowances and REO after valuation allowances.
(2) Represents valuation allowances on non-accrual real estate loans and non-accrual REI.
(3)  The Bank had no non-accrual REI at these dates.
(4) In November, 1995, the Bank sold approximately 2,000 residential lots in the Communities to a single purchaser. If this sale had occurred prior to September 30, 1995, total non-performing assets would have been $178.9 million. See "Disposition of REO."

     At September 30, 1995, $209.5 million or 91.9% of the Bank's total non-performing real estate assets related to residential real estate properties, including the Bank's Communities. The Bank has disposed of the majority of its commercial REO and is continuing to effect the orderly disposition of the remainder of its REO. See "REO" and "Disposition of REO."


     NON-ACCRUAL LOANS. The Bank's non-accrual loans totaled $28.0 million at September 30, 1995, compared to $25.0 million at September 30, 1994. At September 30, 1995, non-accrual loans consisted primarily of $8.8 million of non-accrual real estate loans and $18.6 million of non-accrual credit card loans.

     At September 30, 1995, the $18.6 million of non-accrual credit card loans were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $14.8 million of credit card loans classified for regulatory purposes as substandard which were not either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not non-performing assets ($14.8 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. Of the $14.8 million, $3.7 million was current, $6.4 million was 30-59 days past due and $4.7 million was 60-89 days past due at September 30, 1995. All delinquent amounts are included in the table of delinquent loans under "Delinquent Loans."

     NON-ACCRUAL REI. At September 30, 1995, the Bank had no non-accrual REI. At September 30, 1994, a participating loan to a developer with a balance of $8.9 million, before valuation allowances of $2.0 million, was non-performing. During fiscal 1995, this loan with a balance of $6.7 million at September 30, 1995 was transferred to REO. See "Real Estate Held for Investment."

     REO. At September 30, 1995, the Bank's REO totaled $219.2 million, after valuation allowances on such assets of $135.0 million. The principal component of REO consists of the Communities, which had an aggregate book value of $162.0 million at that date. Four of the Communities are under active development.

     During fiscal 1995, REO decreased $58.7 million. This decrease was primarily attributable to the sale of three retail center properties and two commercial ground properties and sales of residential lots or units in the Communities and other smaller residential properties. This decrease was partially offset by the transfer from REI to REO of a participating loan to a developer referred to above under "Non-accrual REI." The transfer resulted from the Bank's acquisition of title to the property. See "Disposition of REO."

     The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. See "Disposition of REO" and "Allowances for Losses." The Bank capitalized interest in the amount of $4.5 million in fiscal 1995, of which $4.4 million was related to the Bank's four active Communities.

     DISPOSITION OF REO. During fiscal 1995, the Bank received proceeds of approximately $90.1 million upon the disposition of REO consisting of three retail centers ($10.1 million), two commercial ground properties ($1.8 million), 1,347 residential lots or units in the Communities and other smaller residential properties ($72.1 million), approximately 3.2 acres of land in three of the Communities ($1.7 million) and various single-family residential properties ($4.4 million).

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

     The following table sets forth information about the Bank's REO at September 30, 1995.

                       Balance Before                 Balance After
                         Valuation     All Valuation    Valuation    Percent of
                         Allowances      Allowances     Allowances     Total
                       --------------  -------------  -------------  ----------
                                           (Dollars in thousands)

Communities............   $270,630       $108,656        $161,974      73.9%

Residential ground
 and construction......     56,187         20,737          35,450      16.2%

Commercial ground......     23,742          5,464          18,278       8.3%

Single-family resi-
  dential properties...      3,718            186           3,532       1.6%
                          --------       --------        --------     -----
  Total REO............   $354,277       $135,043        $219,234     100.0%
                          --------       --------        --------     -----
                          --------       --------        --------     -----

     On November 13, 1995, the Bank sold its remaining residential lots (approximately 2,000 lots) in two of its Communities at an amount that approximated its net carrying value, after utilization of applicable valuation allowances. The impact of the transaction was to reduce REO, net of all valuation allowances, by $49.2 million. In connection with this sale, the Bank provided financing of $33.4 million net of participations.

     At September 30, 1995 and before the November sale discussed above, the four active Communities consisted of 12,928 residential lots or units and
197.6 acres of land designated for retail use. At September 30, 1995, 9,273 residential units (71.7%) had been sold to builders, consisting of 8,170 units (63.2%) which had been settled and 1,103 units (8.5%) which were under contract and pending settlement. At the same date, approximately 115.0 acres (58.2%) of retail land had been sold to developers, including 26.5 acres which were under contract and pending settlement. In addition, at September 30, 1995, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

     The rate of residential lot sales in the Bank's four active Communities increased 31.6% to 1,298 lots during fiscal 1995 from 986 lots during the prior year. The rate of home sales in the Bank's four active Communities declined to 944 units during fiscal 1995 from 1,370 units during fiscal 1994.
 The decline in home sales in the four active Communities is consistent with changes in general economic conditions.

     The Bank will continue to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the remaining two Communities under active development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                                      SEPTEMBER 30,
                                           ------------------------------------
                                             1995         1994           1993
                                           -------      --------       --------
                                                     (In thousands)
Residential construction loans..........   $12,615       $13,367        $10,386

Single-family permanent loans(1)........    50,096        54,642         79,104
                                           -------       -------        -------

  Total.................................   $62,711       $68,009        $89,490
                                           -------       -------        -------
                                           -------       -------        -------

----------------------------
(1) Includes $2.3 million, $4.4 million and $8.8 million of loans classified as held for sale at September 30, 1995, September 30, 1994 and September 30, 1993, respectively.

     The Bank anticipates that it will provide construction financing for approximately 20% of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for approximately 25% of the homes to be sold in the Communities. The Bank's current policy is to sell all such single-family loans for which it provides permanent financing. At September 30, 1995, $2.3 million of such loans are classified as held for sale and generally are expected to be sold in the first quarter of fiscal 1996.

     In furtherance of its objective of facilitating sales, the Bank has continued to develop some of the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.

                                                      SEPTEMBER 30,
                                           ----------------------------------
                                             1995         1994         1993
                                           --------      -------      -------
                                                     (In thousands)
Sales proceeds..........................   $65,211       $78,057      $66,291

Development costs.......................    32,626        44,264       52,118

  Net cash flow.........................    32,585        33,793       14,173
                                           -------       -------      -------
Increase (decrease) in reserves and
 other non-cash items...................    16,884        (4,337)       7,899
                                           -------       -------      -------
Net decrease in balances of the
 Communities............................   $49,469       $29,456      $22,072
                                           -------       -------      -------
                                           -------       -------      -------

     The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. The sale of the 2,000 residential lots in two of the Bank's Communities consummated in November 1995 eliminates the requirement for the Bank to incur additional substantial costs related to these lots. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

     In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres, in Loudoun County, Virginia, which is in the pre-development stage and was to be developed into approximately 4,200 residential units at September 30, 1995. At September 30, 1995, this property had a book value of $23.8 million, after valuation allowances. Subsequent to September 30, 1995, a zoning agreement was amended which increased the number of authorized residential units from 4,200 units to 6,200 units.

     Under its written agreement with the OTS, the Bank may not increase its investments in certain of its large REO properties beyond levels existing at

September 30, 1991 without OTS approval. In addition, in accordance with the OTS extension of the five-year holding period for certain of its REO, the Bank is required to submit a quarterly status report. See "Capital - Regulatory Action and Requirements."

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

     At September 30, 1995, potential problem assets totaled $8.2 million, before valuation allowances of $1.5 million, as compared to $34.1 million, before valuation allowances of $11.2 million, at September 30, 1994. The $25.9 million decrease in potential problem assets was primarily attributable to $12.5 million of loans incurred by borrowers whose financial condition is such that management no longer has serious doubts as to such borrowers' ability to comply with present repayment terms. The repayment of one residential ground loan with a principal balance of $8.8 million, the repayment of one commercial collateralized loan with a principal balance of $1.7 million and other net principal reductions of $2.9 million also contributed to the decrease in potential problem assets.

     DELINQUENT LOANS.   At September 30, 1995, delinquent loans totaled
$39.7 million (or 1.3% of loans) compared to $31.8 million (or 1.2% of loans) at September 30, 1994. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1995.

                                         Principal Balance
                          -------------------------------------------------
                                                                 Total as a
                         Mortgage    Non-Mortgage                Percentage
                          Loans         Loans         Total     of Loans (1)
                         --------    ------------    --------   ------------
                                      (Dollars in thousands)

Loans delinquent for:

30-59 days.............. $ 4,024       $ 21,077      $ 25,101      0.8%

60-89 days..............   1,940         12,621        14,561      0.5%
                         -------       --------      --------      ----
  Total................. $ 5,964       $ 33,698      $ 39,662      1.3%
                         -------       --------      --------      ----
                         -------       --------      --------      ----

(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances.

     Mortgage loans classified as delinquent 30-59 days includes one residential construction loan with a principal balance of $1.5 million. The remaining balance of loans delinquent 30-89 days consists of single-family permanent residential mortgage loans and home equity credit line loans. The increase in total delinquent mortgage loans, from $4.3 million at September 30, 1994 to $6.0 million at September 30, 1995, was primarily attributable to the decline in the financial condition of one borrower whose residential construction loan, with a principal balance of $1.5 million, became 30-59 days delinquent during the fourth quarter of fiscal 1995.

     Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $33.7 million at September 30, 1995 from $27.5 million at September 30, 1994, but decreased as a percentage of total non-mortgage loans outstanding to 2.4% at September 30, 1995 from 2.7% at September 30, 1994.

     TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                                                           SEPTEMBER 30,
                                                     ------------------------
                                                       1995            1994
                                                     --------        --------
                                                           (In thousands)
Troubled debt restructurings . . . . . . . . . . .    $17,344         $29,141
                                                      =======         =======

     At September 30, 1995, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million, one residential ground loan with a principal balance of $3.4 million and one commercial collateralized loan with a principal balance of $0.7 million. The $11.8 million decrease in loans accounted for as troubled debt restructurings from September 30, 1994 resulted from the principal repayment of one residential ground loan with a principal balance of $8.8 million, which was accounted for as a troubled-debt restructuring and classified as a potential problem asset at September 30, 1994 and other net principal reductions. At September 30, 1995, the Bank had commitments to lend $1.1 million of additional funds on loans that have been restructured.

     REAL ESTATE HELD FOR INVESTMENT. At September 30, 1995, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million, as compared to seven properties with an aggregate book value of $52.7 million, net of accumulated depreciation of $13.6 million and valuation allowances of $9.9 million at September 30, 1994. During fiscal 1995, the Bank sold two apartment buildings previously classified as real estate held for investment which had an aggregate net book value of $25.4 million and recognized a net gain of $5.4 million, and sold its limited partnership interest in an office building which resulted in a net gain of $4.5 million. Also during the current year, a loan to a developer with a profit participation feature was transferred to REO and an office building was transferred to property and equipment.

     ALLOWANCES FOR LOSSES. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets which the Bank disposed of during such years.

              ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS  OF LOANS
                          (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                          Year Ended September 30,
                                              -------------------------------------------------
                                                 1995      1994      1993      1992      1991
                                              --------- --------- --------- --------- ---------

Balance at beginning of year                  $ 50,205  $ 68,040  $ 78,818  $ 89,745  $ 58,339
                                              --------- --------- --------- --------- ---------

Provision for loan losses                       54,979    29,222    60,372    86,453   143,544
                                              --------- --------- --------- --------- ---------

Charge-offs:
  Residential                                    1,174     1,641        45       581        78
  Commercial and multifamily                                 112       766     1,855     1,500
  Ground                                         1,768     2,027     4,274     1,650    16,899
  Residential construction                                                     1,971     3,564
  Commercial construction                                    447               1,431    13,421
  Credit card                                   50,172    55,754    76,141   100,391    85,554
  Consumer and other                             3,463     1,058     3,664     1,898     1,695
                                              --------- --------- --------- --------- ---------
      Total charge-offs                         56,577    61,039    84,890   109,777   122,711
                                              --------- --------- --------- --------- ---------

Recoveries:
  Residential                                       20
  Credit card                                   11,219    13,525    13,438    12,038    10,475
  Other                                            650       457       302       359        98
                                              --------- --------- --------- --------- ---------
      Total recoveries                          11,889    13,982    13,740    12,397    10,573
                                              --------- --------- --------- --------- ---------

Charge-offs, net of recoveries                  44,688    47,057    71,150    97,380   112,138
                                              --------- --------- --------- --------- ---------

Balance at end of year                        $ 60,496  $ 50,205  $ 68,040  $ 78,818  $ 89,745
                                              ========= ========= ========= ========= =========

Provision for loan losses to
 average loans  (1)                               1.85%     1.08%     2.83%     3.59%     4.61%
Net loan charge-offs to average loans (1)         1.51%     1.74%     3.33%     4.04%     3.60%
Ending reserve for losses on loans
 to total loans (1) (2)                           2.06%     1.97%     2.83%     3.52%     2.79%

-------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization.

(2) Before deduction of reserves.

             COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE
                           (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                           September 30,
                           -------------------------------------------------------------------------------------------------------
                                   1995                 1994                 1993                 1992                1991
                           -------------------  -------------------  -------------------   -------------------  ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                     of Loans             of Loans             of Loans             of Loans             of Loans
                                     to Total             to Total             to Total             to Total             to Total
                             Amount   Loans       Amount    Loans      Amount    Loans      Amount    Loans     Amount    Loans
                           --------- ---------  --------- ---------  --------- ---------  --------- ---------  --------- ---------

Balance at end of
 year allocated to:

Residential permanent      $    929     47.3%   $  1,384     53.8%   $  4,235     53.6%   $  2,335     41.6%   $  2,326     41.7%

Home equity                     164      1.0         133      1.4         250      2.5         504      9.9         597      9.0

Commercial and
 multifamily                  8,523      2.9       8,506      3.3       9,606      3.9       5,907      2.7       4,655      2.1

Residential construction      1,159      0.8       1,455      1.2       4,125      1.5       4,470      2.6       3,683      2.2

Commercial construction          56      0.2         245      0.2         345      0.4         729      0.5       1,754      0.7

Ground                           49      0.1       2,362      0.6       1,412      0.7       2,624      1.0       2,168      1.3

Credit card                  46,325     34.4      34,530     25.5      46,886     31.4      57,566     38.9      70,642     40.4

Consumer and other            3,291     13.3       1,590     14.0       1,181      6.0       4,683      2.8       2,997      2.6
                           ---------            ---------            ---------            ---------            ---------

  Subtotal                   60,496               50,205               68,040               78,818               88,822
  Unallocated                  -                    -                    -                    -                     923
                           ---------            ---------            ---------            ---------            ---------

    Total                  $ 60,496             $ 50,205             $ 68,040             $ 78,818             $ 89,745
                           =========            =========            =========            =========            =========

                  ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF
                    REAL ESTATE HELD FOR INVESTMENT OR SALE
                               (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                            Year Ended September 30,
                                          ------------------------------------------------------------
                                             1995        1994        1993         1992         1991
                                          ---------   ---------   ----------   ----------   ----------

Balance at beginning of year:
  Real estate held for investment         $  9,899    $ 10,182    $  14,919    $   4,161    $   2,800
  Real estate held for sale                109,074     101,462       94,125       53,337       10,078
                                          ---------   ---------   ----------   ----------   ----------
    Total                                  118,973     111,644      109,044       57,498       12,878
                                          ---------   ---------   ----------   ----------   ----------

Provision for real estate losses:
  Real estate held for investment           (6,974)       (283)       1,470       12,673        4,724
  Real estate held for sale                 33,295      14,335       28,945       47,923       43,259
                                          ---------   ---------   ----------   ----------   ----------
    Total                                   26,321      14,052       30,415       60,596       47,983
                                          ---------   ---------   ----------   ----------   ----------

Charge-offs:
  Real estate held for investment:
    Commercial ground                        2,732        --           --          1,550        3,363
    Commercial permanent                      --          --           --            365         --
    Commercial construction                   --          --          6,207         --           --
                                          ---------   ---------   ----------   ----------   ----------
      Total                                  2,732        --          6,207        1,915        3,363
                                          ---------   ---------   ----------   ----------   ----------

  Real estate held for sale:
    Residential                               --          --           --          3,002         --
    Residential construction                 1,924         911           79         --           --
    Residential ground                         103        --            259          348         --
    Commercial ground                        2,827        --          1,353        3,785         --
    Commercial permanent                      --         5,812          761         --           --
    Commercial construction                  2,472        --         19,156         --           --
                                          ---------   ---------   ----------   ----------   ----------
      Total                                  7,326       6,723       21,608        7,135
                                          ---------   ---------   ----------   ----------   ----------

    Total charge-offs on real estate
     held for investment or sale            10,058       6,723       27,815        9,050        3,363
                                          ---------   ---------   ----------   ----------   ----------

Balance at end of year:
  Real estate held for investment              193       9,899       10,182       14,919        4,161
  Real estate held for sale                135,043     109,074      101,462       94,125       53,337
                                          ---------   ---------   ----------   ----------   ----------

    Total                                 $135,236    $118,973    $ 111,644    $ 109,044    $  57,498
                                          =========   =========   ==========   ==========   ==========

                     COMPONENTS OF ALLOWANCE FOR LOSSES
                  ON REAL ESTATE HELD FOR INVESTMENT OR SALE
                              (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                 September 30,
                                          ------------------------------------------------------------
                                             1995        1994        1993         1992         1991
                                          ---------   ---------   ----------   ----------   ----------
Allowance for losses on real estate
 held for investment:
  Commercial and multifamily              $   --      $  7,793    $   7,945    $   8,037    $   2,389
  Commercial construction                     --          --           --          4,995          506
  Ground                                      --         1,975        1,972        1,682        1,266
  Other                                        193         131          265          205         --
                                          ---------   ---------   ----------   ----------   ----------
     Total                                     193       9,899       10,182       14,919        4,161
                                          ---------   ---------   ----------   ----------   ----------


Allowance for losses on real estate
 held for sale:
  Residential                                  184          66          102          447        2,813
  Home equity                                    2           4           53           21            4
  Commercial and multifamily                  --           142        4,678        1,705        1,564
  Commercial construction                     --         1,216        1,387       15,439        6,899
  Residential construction                    --         1,942        2,924        2,294        1,664
  Ground                                   134,857     105,704       92,318       74,219       40,393
                                          ---------   ---------   ----------   ----------   ----------
     Total                                 135,043     109,074      101,462       94,125       53,337
                                          ---------   ---------   ----------   ----------   ----------

     Total allowance for losses on
      real estate held for investment
      or sale                             $135,236    $118,973    $ 111,644    $ 109,044    $  57,498
                                          =========   =========   ==========   ==========   ==========


     The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $26.5 million from the level at September 30, 1994 to $195.7 million at September 30, 1995. The $26.5 million increase was primarily attributable to increased valuation allowances on the Communities and credit card loans. During fiscal 1995, the Bank recorded net charge-offs of $13.0 million on loans secured by real estate and real estate held for investment or sale and provided an additional $26.0 million of valuation allowances on these assets.

     The following table shows valuation allowances for losses on performing and non-performing assets at the dates indicated.

                                              September 30, 1995
                              ----------------------------------------------
                                  Performing     Non-performing      Total
                              ----------------   --------------    ---------
                                                (In thousands)
Allowances for losses on:

Loans:
  Real estate. . . . . . . .      $10,441           $    439        $ 10,880
  Credit card. . . . . . . .       44,468              1,857          46,325
  Consumer and other . . . .        3,287                  4           3,291
                                 --------          ---------       ---------
  Total allowance for losses
   and loans . . . . . . . .       58,196              2,300          60,496
                                 --------          ---------       ---------

Real estate held for
 investment. . . . . . . . .          193                  -             193

Real estate held for sale. .          -              135,043         135,043
                                 --------          ---------       ---------

Total allowance for losses
 on real estate held for
 investment for sale . . . .          193            135,043         135,236
                                 --------          ---------       ---------

Total allowance for losses .      $58,389           $137,343        $195,732
                                 --------          ---------       ---------
                                 --------          ---------       ---------

                                             September 30, 1994
                              ----------------------------------------------
                                  Performing     Non-performing      Total
                              ----------------   --------------     --------
Allowances for losses on:

Loans:
  Real estate. . . . . . . .      $13,670           $    415        $ 14,085
  Credit card. . . . . . . .       32,907              1,623          34,530
  Consumer and other . . . .        1,588                  2           1,590
                                 --------          ---------        --------
  Total allowance for losses
   and loans . . . . . . . .       48,165              2,040          50,205
                                 --------          ---------        --------

Real estate held for
 investment. . . . . . . . .        7,924              1,975           9,899

Real estate held for sale. .         -               109,074         109,074
                                 --------          ---------        --------

Total allowance for losses
 on real estate held for
 investment for sale . . . .        7,924            111,049         118,973
                                 --------          ---------        --------

Total allowance for losses .      $56,089           $113,089        $169,178
                                 --------          ---------        --------
                                 --------          ---------        --------

     The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $146.1 million at September 30, 1995, which constituted 40.2% of total non-performing real estate assets, before valuation allowances. This amount represented a $13.0 million increase from the September 30, 1994 level of $133.1 million, or 32.9% of total non-performing real estate assets, before valuation allowances at that date.

     Beginning October 1, 1994, the Bank has provided additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities. During fiscal 1995, the Bank provided an additional $16.1 million of general valuation allowances against its Communities pursuant to this policy.

     When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or written down to fair value, less estimated selling costs, on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for valuation allowances that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. Depending on the nature of the information, these new valuation allowances may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated valuation allowances, which provide protection against changes in asset valuation factors. The allowance for losses on real estate held for sale at September 30, 1995 is in addition to approximately $57.9 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at September 30, 1995.

     The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

     Net charge-offs of credit card loans for fiscal 1995 were $39.0 million, compared to $42.2 million for fiscal 1994. The decrease in net charge-offs resulted primarily from increased securitization activity of such loans. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of valuation allowances established at the beginning of the fiscal period.

     The allowance for losses on credit card loans increased to $46.3 million at September 30, 1995 from $34.5 million at September 30, 1994, primarily because of the increased volume of credit card loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans were 249.5% and 4.6%, respectively, at September 30, 1995, compared to 212.8% and 5.3%, respectively, at September 30, 1994.

     The allowance for losses on consumer and other loans increased to $3.3 million at September 30, 1995 from $1.6 million at September 30, 1994, primarily because of the increased volume of consumer and other loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans increased to 553.1% and 0.8%, respectively, at September 30, 1995 from 319.3% and 0.4%, respectively, at September 30, 1994.

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

     The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of ARMs, adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At September 30, 1995, adjustable-rate loans accounted for 79.1% of total loans, of which 44.7% (including all credit card loans) will adjust in one year or less.

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

     The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1995, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

                     INTEREST RATE SENSITIVITY TABLE (GAP)
                            (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                              More than      More than      More than
                                                              Six Months     One Year      Three Years
                                                Six Months     through        through        through      More than
                                                 or Less       One Year     Three Years    Five Years     Five Years      Total
                                               -----------   -----------   ------------   ------------   -----------   -----------
As of September 30, 1995
Mortgage loans:
  Adjustable-rate                              $  351,726    $  189,286    $   486,269    $   214,348    $   27,440    $1,269,069
  Fixed-rate                                       10,630         9,776         36,525         52,599        75,146       184,676
  Loans held for sale                              68,679           -              -              -             -          68,679
  Home equity credit lines and second
   mortgages                                       35,472            29             24            -             -          35,525
Credit card and other                             760,948        24,369         60,079         32,779        20,273       898,448
Loans held for securitization and sale            500,000           -              -              -             -         500,000
Mortgage-backed securities                        125,223       182,312        550,472          6,353        15,848       880,208
Other investments                                 296,749           -            4,370            -             -         301,119
                                               -----------   -----------   ------------   ------------   -----------   -----------
  Total interest-earning assets                 2,149,427       405,772      1,137,739        306,079       138,707     4,137,724
Total non-interest earning assets                     -             -              -              -         773,812       773,812
                                               -----------   -----------   ------------   ------------   -----------   -----------
  Total assets                                 $2,149,427    $  405,772    $ 1,137,739    $   306,079    $  912,519    $4,911,536
                                               ===========   ===========   ============   ============   ===========   ===========
Deposits:
  Fixed maturity deposits                      $  565,357    $  320,472    $   290,536    $   115,134    $      -      $1,291,499
  NOW, statement and passbook accounts          1,310,419        39,369        131,125         89,247       190,195     1,760,355
  Money market deposit accounts                   984,257           -              -              -             -         984,257
Borrowings:
  Capital notes - subordinated                     10,000           -              -              -         150,000       160,000
  Other                                           160,551           121          3,544          2,709         6,076       173,001
                                               -----------   -----------   ------------   ------------   -----------   -----------
  Total interest-bearing liabilities            3,030,584       359,962        425,205        207,090       346,271     4,369,112
Total non-interest bearing liabilities                -             -              -              -         250,339       250,339
Stockholders' equity                                  -             -              -              -         292,085       292,085
                                               -----------   -----------   ------------   ------------   -----------   -----------
  Total liabilities & stockholders'
   equity                                      $3,030,584    $  359,962    $   425,205    $   207,090    $  888,695    $4,911,536
                                               ===========   ===========   ============   ============   ===========   ===========

Gap                                             ($881,157)      $45,810       $712,534        $98,989     ($207,564)
Cumulative gap                                  ($881,157)    ($835,347)     ($122,813)      ($23,824)    ($231,388)
Cumulative gap as a percentage
 of total assets                                    (17.9)%       (17.0)%         (2.5)%         (0.5)%        (4.7)%

     The one-year gap, as a percentage of total assets, was a negative 17.0% at September 30, 1995, compared to a negative 27.1% at September 30, 1994. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap. The improvement in the Bank's one-year gap was primarily attributable to an increase in short-term assets at September 30, 1995 resulting from the scheduled securitizations and sales of credit card and automobile loan receivables.

     During fiscal 1995, the Bank purchased a series of interest rate caps which management believes will limit significantly its exposure to rising short-term interest rates during a four-year period beginning July 1, 1995 and ending June 30, 1999. The initial level of the protection was a notional principal amount of $600 million, and such protection will decline to $200 million by March 31, 1998. The remaining $200 million of protection will expire on June 30, 1999.
In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a counterparty receiving the highest investment rating from Standard & Poor's Corporation. Such payments would be equal to the product of (a) the amount by which the one-month LIBOR rate exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party.

     In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

     At September 30, 1995, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the OTS capital regulations been in effect. See "Business - Banking - Regulation - Regulatory Capital."

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

     DEFERRED TAX ASSET. At September 30, 1995, the Bank recorded a net deferred tax asset of $42.0 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes. This net deferred tax asset is reported on the Bank's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109").

     TAX SHARING PAYMENTS. During fiscal 1995, after receiving OTS approval, the Bank made tax sharing payments totaling $20.5 million to the Trust. The Bank made an additional tax sharing payment of $10.0 million subsequent to September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

     GENERAL. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

     Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes, and the payment of capital improvement costs. In the past, the Real Estate Trust had funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

     The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. In fiscal 1995, the Real Estate Trust sold $8.0 million of Unsecured Notes. The table under "Recent Liquidity Trends" below provides information at September 30, 1995 with respect to the maturities of Unsecured Notes outstanding at such date.

     RECENT LIQUIDITY TRENDS. In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note 4 to the Consolidated Financial Statements in this report. The Indenture pursuant to which the Senior Secured Notes were issued contains covenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

     In fiscal 1995, the Trust purchased 501,000 shares of common stock of Saul Centers (representing 4.2% of such company's outstanding common stock) for approximately $7.8 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

     In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. As collateral for the facility, the Real Estate Trust has pledged 30.5% of its partnership interest in Saul Holdings Partnership. At September 30, 1995, borrowings under the facility were $500,000 and unrestricted availability was $14.5 million.

     The Real Estate Trust is currently selling Unsecured Notes principally to provide funds to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt at the lower interest rates prevailing in today's market. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

     The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1995 for the fiscal years commencing October 1, 1995 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
-----------------------------------------------------------------------
                Mortgage    Notes Payable-   Notes Payable-
Fiscal Year      Notes         Secured          Unsecured        Total
-----------     --------    --------------   --------------    --------
1996           $  7,463     $     --             $ 6,123       $ 13,586
1997             21,690          500               5,606         27,796
1998              7,413           --               7,262         14,675
1999             17,076           --              12,984         30,060
2000             18,855           --               5,864         24,719
Thereafter      112,005      175,000               3,218        290,223
               --------     --------             -------       --------
  Total        $184,502     $175,500             $41,057       $401,059
               ========     ========             =======       ========

     Of the $184.5 million of mortgage debt outstanding at September 30, 1995, $137.5 million was nonrecourse to the Real Estate Trust.

     The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

     The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1996 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

     The Real Estate Trust believes that the improved financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust of receiving tax sharing payments and dividends from the Bank. The Bank made tax sharing payments of $20.5 million to the Real Estate Trust during fiscal 1995. Under the terms of the Bank's written agreement with the OTS, any tax sharing payments by the Bank must approved by the OTS. Subsequent to September 30, 1995, the OTS approved, and the Bank made, a tax sharing payment of $10.0 million to the Real Estate Trust.

     The Real Estate Trust to date has not relied on cash dividends from Chevy Chase to meet its cash needs. OTS regulations tie Chevy Chase's ability to pay dividends to specific levels of regulatory capital and earnings. See "Business
- Banking - Regulation - Dividends and Other Capital Distributions."

     As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 1995, the Real Estate Trust received total cash distributions of $5.45 million from Saul Holdings Partnership.

BANKING

     LIQUIDITY. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

     The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's average liquidity ratio for the month ended September 30, 1995 was 17.5%, compared to 18.6% for the month ended September 30, 1994. The Bank met the liquidity level requirements for each month of fiscal 1995.

     The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans and trading securities, (iv) securitizations and sales of loans and (v) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1995, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $1.0 billion, $4.4 million and $877.6 million, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.4 billion at September 30, 1995, after market-value and other adjustments.

     In recent periods, the proceeds from sales of credit card relationships and other assets and securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $1.6 billion of credit card receivables, $252.2 million of automobile loan receivables and $150.5 million of home equity credit line receivables during fiscal 1995. Additionally, during fiscal 1995, the Bank securitized and sold $59.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. At September 30, 1995, the Bank was considering the securitization and sale of the following receivables: (i) approximately $750.0 million of credit card receivables, including $300.0 million of receivables outstanding at September 30, 1995 and $450.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending March 31, 1996; (ii) approximately $250.0 million of automobile loan receivables, including $200.0 million of receivables outstanding at September 30, 1995 and $50.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending March 31, 1996; and (iii) approximately $30.0 million of amounts on deposit in certain spread accounts during the six months ending March 31, 1996. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line and automobile loan receivables to meet liquidity and other balance sheet objectives.

     The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For fiscal 1995, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $13.9 billion, repay borrowings of $3.3 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $2.9 billion, purchase investments and loans of $195.6 million and meet operating expenses, before depreciation and amortization, of $271.7 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $14.1 billion, proceeds from borrowings of $3.4 billion, proceeds from sales of loans, trading securities and real estate of $2.6 billion, and principal and interest collected on investments, loans, mortgage-backed securities and securities of $744.3 million.

     The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line and automobile loan receivables. Of the $3.9 billion of outstanding trust certificate balances at September 30, 1995, the primary recourse to the Bank was approximately $93.1 million.

     The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At September 30, 1995, recourse to the Bank under these arrangements was approximately $4.4 million.

     The Bank's commitments at September 30, 1995 are set forth in the following table:

                                                     (In thousands)
     Commitments to originate loans                    $    38,762
                                                       -----------

     Loans in process (collateral loans):
       Home equity . . . . . . . . . . . . . . . .         541,610
       Real estate construction. . . . . . . . . .          21,088
       Commercial and multifamily. . . . . . . . .             226
                                                       -----------

     Loans in process (unsecured loans):                   562,924
                                                       -----------
       Credit cards. . . . . . . . . . . . . . . .      10,990,408
       Overdraft lines . . . . . . . . . . . . . .          63,113
       Commercial. . . . . . . . . . . . . . . . .           6,833
                                                       -----------
                                                        11,060,354
                                                       -----------
       Total commitments to extend credit. . . . .      11,662,040
                                                       -----------

     Letters of credit . . . . . . . . . . . . . .          38,604
     Recourse arrangements on asset-backed
      securitizations. . . . . . . . . . . . . . .          93,059
     Recourse arrangments on mortgage-backed
      securities . . . . . . . . . . . . . . . . .           4,364
                                                       -----------
     Total commitments . . . . . . . . . . . . . .     $11,798,067
                                                       -----------
                                                       -----------

     Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.7% of commitments at September 30, 1995.

     At September 30, 1995, repayments of borrowed money scheduled to occur during the next 12 months were $152.7 million. Certificates of deposit maturing during the next 12 months amounted to $885.8 million, of which a substantial portion is expected to remain with the Bank.

     There were no material commitments for capital expenditures at September 30, 1995.

     The Bank's liquidity requirements in years subsequent to fiscal 1995 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

     CAPITAL. At September 30, 1995, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its September 30, 1995 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "well capitalized" institutions under the prompt corrective action regulations.

     The following table shows the Bank's regulatory capital levels at September 30, 1995 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

                           REGULATORY CAPITAL
                         (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                           Minimum                Excess
                                                   Actual            Capital Requirement          Capital
                                          ------------------------  ---------------------  ---------------------
                                                         As a %                  As a %                 As a %
                                            Amount    of Assets(4)    Amount    of Assets    Amount    of Assets
                                          ---------   ------------  ---------   ---------  ---------   ---------
Capital per financial statements          $328,544
   Net unrealized holding losses (1)         3,112
                                          ---------
Adjusted capital                           331,656

Adjustments for tangible and core
 capital:
   Intangible assets                       (45,697)
   Non-includable subsidiaries  (2)         (2,122)
   Non-qualifying purchased/originated
     loan servicing                         (1,493)
                                          ---------
      Total tangible capital               282,344           5.77%  $ 73,438        1.50%  $208,906        4.27%
   Supervisory goodwill (3)                   -       ============  =========   =========  =========   =========
                                          ---------
      Total core capital (4)               282,344           5.77%  $195,835        4.00%  $ 86,509        1.77%
                                          ---------   ============  =========   =========  =========   =========

      Total tier 1 risk-based
       capital (4)                         282,344           6.65%  $169,873        4.00%  $112,471        2.65%
                                          ---------   ============  =========   =========  =========   =========

Adjustments for risk-based capital:
   Subordinated capital debentures         151,400
   Allowance for general loan losses        53,264
                                          ---------
      Total supplementary capital          204,664
   Excess allowance for loan losses           (176)
                                          ---------
   Adjusted supplementary capital          204,488
                                          ---------
      Total available capital              486,832
   Equity investments (2)                  (25,702)
                                          ---------
      Total risk-based capital (4)        $461,130          11.63%  $339,746        8.00%  $121,384        3.63%
                                          =========   ============  =========   =========  =========   =========

-------------------------------------------------------------------------------
(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.

(2) Reflects an aggregate offset of $3.7 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(3) Effective January 1, 1995, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.375% to 0% of tangible assets.

(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

     REGULATORY ACTION AND REQUIREMENTS. The Bank is subject to a written agreement with the OTS, as amended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. The Bank complied with these growth limitations during fiscal 1995.

     The Bank has been able to maintain capital compliance in recent periods despite the gradual phase-out of various assets from regulatory capital. As of September 30, 1995, the Bank had $45.7 million in supervisory goodwill, all of which was excluded from core capital, and $29.2 million in equity investments, all of which was excluded from total risk-based capital, pursuant to phase-outs that had reached 100%. In addition, at September 30, 1995, the Bank had $3.9 million, after subsequent valuation allowances, of extensions of credit to, and investments in, subsidiaries engaged in activities impermissible to national banks ("non-includable subsidiaries") which were subject at that date to a 60% phase-out from all three FIRREA capital requirements. Pursuant to OTS guidelines, $3.7 million of general valuation allowances maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments. The phase-out for non-includable subsidiaries will increase to 100% on July 1, 1996.

     OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In September 1995, the Bank received from the OTS an extension through September 29, 1996 of the five-year holding period for certain of its REO properties acquired through foreclosure in fiscal 1990 and fiscal 1991. The following table sets forth the Bank's REO at September 30, 1995, after valuation allowances of $135.0 million, by the fiscal year in which the property was acquired through foreclosure.


     Fiscal Year                                  (In thousands)
     1990(1)(2). . . . . . . . . . . . . . . . . .  $  89,070
     1991(2) . . . . . . . . . . . . . . . . . . .     90,207
     1992. . . . . . . . . . . . . . . . . . . . .     15,080
     1993. . . . . . . . . . . . . . . . . . . . .      4,809
     1994. . . . . . . . . . . . . . . . . . . . .      8,389
     1995. . . . . . . . . . . . . . . . . . . . .     11,679
                                                    ---------
     Total REO . . . . . . . . . . . . . . . . . .  $ 219,234
                                                    ---------
                                                    ---------


----------
(1) Includes REO with an aggregate net book value of $29.2 million, which the Bank treats as equity investments for regulatory capital purposes.

(2) Includes REO, with an aggregate net book value of $153.5 million, for which the Bank received an extension of the five-year holding period through September 29, 1996.

     Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1995, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.77%, 6.65% and 11.63%, respectively, which exceeded the ratios established for "well capitalized" institutions, and the Bank was not subject to any applicable written agreement, order or directive to meet and maintain a specific capital level. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

     The Bank's ability to maintain or increase its capital levels in future periods will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's allowances for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its regulatory capital levels. In addition, legislation is expected to be enacted shortly which would require the Bank to pay as early as January 1, 1996 a one-time assessment estimated to be up to 85 basis points on its SAIF-insured deposits and thereby reduce the Bank's regulatory capital levels. See "Business - Banking - Regulation - Pending Legislation - Balanced Budget Act of 1995."

     As a result of these factors, although the Bank's regulatory capital ratios on a fully phased-in basis at September 30, 1995, would meet the ratios established for "well capitalized" institutions, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized" under the prompt corrective action standards.

RESULTS OF OPERATIONS

     The Real Estate Trust's ability to generate revenues from property ownership and development is significantly influenced by a number of factors, including national and local economic conditions, the level of mortgage interest rates, governmental actions (such as changes in real estate tax rates) and the type, location, size and stage of development of the Real Estate Trust's properties. Debt service payments and most of the operating expenses associated with income-producing properties are not decreased by reductions in occupancy or rental income. Therefore, the ability of the Real Estate Trust to produce net income in any year from its income-producing properties is highly dependent on the Real Estate Trust's ability to maintain or increase the properties' levels of gross income. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions.

     The Bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, non-interest income from securitizations of credit card, home equity credit line and automobile receivables and gains on sales of credit card accounts (or "relationships"), loans and mortgage-backed securities have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the Bank's principal expenses are operating expenses.

FISCAL 1995 COMPARED TO FISCAL 1994

REAL ESTATE

     The following table sets forth, for the fiscal years ended September 30, 1995, 1994 and 1993, direct operating results for the Real Estate Trust's (i) office and shopping center properties, (ii) commercial properties, which combine office and shopping center property results, and (iii) hotel properties. On August 26, 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties (the "Transferred Properties") to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership (the "Saul Centers Transaction"). See "Business - Real Estate - Investment in Saul Holdings Limited Partnership" and
Note 2 to the Consolidated Financial Statements in this report. As a result of the Saul Centers Transaction, the fiscal 1995 and 1994 operating results of commercial properties, which did not include the Transferred Properties, and the fiscal 1993 operating results, which included such commercial properties for less than the entire fiscal year, are not entirely comparable.


                                                         Year Ended September 30,
                                                    --------------------------------
                                                      1995        1994        1993
                                                    --------------------------------
                                                             (in thousands)

OFFICE AND INDUSTRIAL PROPERTIES (1)
Revenue
      Base rent ...............................     $17,490     $15,345       $16,975
      Expense recoveries ......................         930         967         1,272
      Other ...................................         392         503           410
                                                    -------     -------       -------
          Total revenues ......................      18,812      16,815        18,657
                                                    -------     -------       -------
Direct operating expenses
      Utilities ...............................       2,364       2,324         2,261
      Repairs and maintenance .................       2,028       1,792         1,718
      Real estate taxes .......................       1,337       1,383         1,508
      Payroll .................................         579         566           548
      Insurance ...............................         263         256           282
      Other ...................................         838         651           906
                                                    -------     -------       -------
          Total direct operating expenses .....       7,409       6,972         7,223
                                                    -------     -------       -------
Income after direct operating expenses ........     $11,403     $ 9,843       $11,434
                                                    -------     -------       -------
                                                    -------     -------       -------

SHOPPING CENTERS (1)
Revenue
     Base rent ................................     $    --     $    --       $19,635
     Percentage rent ..........................          --          --         4,488
     Expense recoveries .......................          --          --         2,231
     Other ....................................          --          --           725
                                                    -------     -------       -------
                                                         --          --        27,079
                                                    -------     -------       -------
Direct operating expenses
     Utilities ................................          --          --           929
     Repairs and maintenance ..................          --          --         1,186
     Real estate taxes ........................          --          --         1,977
     Payroll ..................................          --          --           891
     Insurance ................................          --          --           304
     Ground rent ..............................          --          --           429
     Other ....................................          --          --           769
                                                    -------     -------       -------
          Total direct operating expenses .....          --          --         6,485
                                                    -------     -------       -------
Income after direct operating expenses ........     $    --     $    --       $20.594
                                                    -------     -------       -------
                                                    -------     -------       -------

COMMERCIAL PROPERTIES (1)
(COMBINED RESULTS OF OFFICE AND
INDUSTRIAL PROPERTIES AND SHOPPING CENTERS)
Revenue
     Base rent ................................     $17,490     $15,345       $36,610
     Percentage rent ..........................          --          --         4,488
     Expense recoveries .......................         930         967         3,503
     Other ....................................         392         503         1,135
                                                    -------     -------       -------
                                                     18,812      16,815        45,736
                                                    -------     -------       -------
Direct operating expenses
     Utilities ................................       2,364       2,324         3,190
     Repairs and maintenance ..................       2,028       1,792         2,904
     Real estate taxes ........................       1,337       1,383         3,485
     Payroll ..................................         579         566         1,439
     Insurance ................................         263         256           586
     Ground rent ..............................          --          --           429
     Other ....................................         838         651         1,675
                                                    -------     -------       -------
          Total direct operating expenses .....       7,409       6,972        13,708
                                                    -------     -------       -------
Income after direct operating expenses ........     $11,403     $ 9,843       $32,028
                                                    -------     -------       -------
                                                    -------     -------       -------

-----------------------------------------------------------------------------
(1) Reflects the Real Estate Trust's transfer, in August 1993, of 22 shopping center properties and one office property to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holdings Partnership.

                                                        Year Ended September 30,
                                                    --------------------------------
                                                      1995        1994        1993
                                                    --------------------------------
                                                             (in thousands)
HOTELS (1)
Revenue
      Room sales ..............................     $37,984     $31,676      $30,517
      Food sales ..............................      10,235       8,696        8,885
      Beverage sales ..........................       2,739       2,648        2,985
      Other ...................................       3,146       3,026        2,998
                                                    -------     -------      -------
           Total revenue ......................      54,104      46,046       45,385
                                                    -------     -------      -------
Direct operating expenses
     Payroll ..................................      16,687      14,989       14,887
     Cost of sales ............................       4,645       4,269        4,729
     Utilities ................................       3,216       3,181        3,027
     Repairs and maintenance ..................       2,836       2,468        2,426
     Advertising and promotion ................       2,510       2,276        2,301
     Property taxes ...........................       1,354         943        1,194
     Insurance ................................         624         583          543
     Other ....................................       6,166       5,165        4,390
                                                    -------     -------      -------
          Total direct operating expenses .....      38,038      33,874       33,497
                                                    -------     -------      -------
Income after direct operating expenses ........     $16,066     $12,172      $11,888
                                                    -------     -------      -------
                                                    -------     -------      -------


(1) Includes the results of the Real Estate Trust's acquisition of a 192 room hotel on November 30, 1994.

    The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $17.2 million and an operating loss of $27.3 million for fiscal 1995, compared to a loss before depreciation and amortization of debt expense of $24.0 million and an operating loss of $34.3 million for fiscal 1994. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased income from Saul Holdings Partnership and other partnership investments, and recognition of gain on the condemnation of a portion of a land parcel.

     Income after direct operating expenses from commercial properties increased $1.6 million (15.8%) from such income in fiscal 1994. Gross income increased $2.0 million (11.9%) in fiscal 1995, while expenses increased $0.4 million (6.3%). The performance of the office and industrial portfolio was adversely affected during the first half of fiscal 1994 by vacancies at one of the Atlanta properties.

     Income after direct operating expenses from hotel properties increased $3.9 million (31.9%) in fiscal 1995. Room sales increased by $6.3 million (19.9%) as a result of increases in both average room rates and average occupancy rates. The higher occupancy rates contributed to an increase of $1.6 million (14.4%) in food and beverage sales. Total revenues increased by $8.1 million (17.5%), while expenses were higher by $4.2 million (12.3%).

     Interest expense increased $1.2 million (3.0%) in fiscal 1995, largely as result of higher average borrowings, which were $403.7 million in fiscal 1995, compared to $358.4 million during fiscal 1994.

     Amortization of debt expense decreased $730,000 (60.5%) in fiscal 1995, largely due to the amortization of a credit arising from a lender's forgiveness of debt for a full year as compared to a partial year in fiscal 1994.

     Depreciation increased $669,000 (7.4%) in fiscal 1995 as a result of new tenant improvements, acquisition of a new hotel property and property renovations.

     Advisory, management and leasing fees paid to related parties increased $583,000 (8.6%) in fiscal 1995. The advisory fee in fiscal 1995 was $292,000 per month, compared to fiscal 1994 monthly fees of $250,000 from October 1993 through March 1994 and $292,000 from April through September 1994. Higher gross income from hotels and office and industrial properties in fiscal 1995 also resulted in higher management fees.

     General and administrative expense increased $292,000 (14.4%) in fiscal 1995, largely as a result of higher legal costs incurred in litigation with a tenant.

     The fiscal 1995 write-down of real estate to net realizable value reflects a $1.2 million reduction in the carrying value of a hotel property and a $1.5 million write-off of restaurant assets. The Real Estate Trust sold the hotel property on October 6, 1995.

     Equity in earnings (losses) of unconsolidated entities represents the Real Estate Trust's share of earnings or losses in its partnership investments. For fiscal 1995, the Real Estate Trust recorded earnings of $3.7 million from such investments, compared to earnings of $1.8 million in the prior year.

BANKING

     OVERVIEW. The Bank recorded operating income of $55.7 million for fiscal 1995, compared to operating income of $53.2 million for fiscal 1994. The increase in income for fiscal 1995 was primarily attributable to a $73.1 million increase in other (non-interest) income resulting primarily from an increase in loan
                                      95
servicing fees and a $7.3 million increase in net interest income. The positive effect of these items on income was partially offset by a $52.1 million increase in operating expenses and a $25.8 million increase in the provision for loan losses.

     NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $7.3 million (or 4.3%) in fiscal 1995. The Bank would have recorded interest income of $7.2 million in fiscal 1995 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $2.0 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Banking - Asset Quality - Non-Performing Assets."

     The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

                     NET INTEREST MARGIN ANALYSIS
                        (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                            Year Ended September 30,
                                         -----------------------------------------------------------------------------------------
                                                      1995                          1994                          1993
                           September 30, ----------------------------- ----------------------------- -----------------------------
                               1995        Average             Yield/    Average             Yield/    Average             Yield/
                            Yield/Rate     Balances  Interest   Rate     Balances  Interest   Rate     Balances  Interest   Rate
                           ------------- ----------- --------- ------- ----------- --------- ------- ----------- --------- -------
Assets:
  Interest-earning
   assets:
    Loans receivable,
     net (1)                 11.06%     $2,968,376  $294,554    9.92%  $2,706,132  $255,328   9.44%  $2,136,157  $240,443  11.26%
    Mortgage-backed
     securities               6.39         981,253    60,623    6.18    1,229,898    70,937   5.77    1,508,948    95,085   6.30
    Federal Funds sold and
     securities purchased
     under agreements
     to resell                6.31          65,865     3,756    5.70       63,050     2,277   3.61       30,415       927   3.05
    Trading securities         --            4,843       373    7.70       15,655     1,019   6.51          --        --     --
    Investment securities     4.37           4,405       194    4.40        4,594       197   4.29      125,255     7,929   6.33
    Other interest-earning
     assets                   6.18         126,792     5,815    4.59      138,163     4,706   3.41      152,300     4,430   2.91
                                        ----------  --------           ----------  --------          ----------  --------
      Total                   9.70       4,151,534   365,315    8.80    4,157,492   334,464   8.04    3,953,075   348,814   8.82
                           ---------                --------  -------              --------  ------              --------  ------

  Non-interest earning
   assets:
    Cash                                   131,345                        116,388                       104,195
    Real estate held for
     investment or sale                    287,564                        356,993                       466,717
    Property and equipment,
     net                                   161,109                        138,489                       141,690
    Cost in excess of net
     assets acquired, net                    5,470                          8,110                        11,117
    Other assets                           156,172                        163,766                       172,178
                                        ----------                     ----------                    ----------
      Total assets                      $4,893,194                     $4,941,238                    $4,848,972
                                        ==========                     ==========                    ==========

Liabilities and
 stockholders' equity:
  Interest-bearing
   liabilities:
    Deposit accounts:
      Demand deposits         2.91      $  875,551    23,721    2.71   $  847,158    23,176   2.74   $  750,816    18,569   2.47
      Savings deposits        3.45       1,048,783    35,125    3.35    1,208,041    40,720   3.37      860,280    27,980   3.25
      Time deposits           5.83       1,025,111    53,033    5.17      751,299    29,723   3.96      964,926    41,813   4.33
      Money market deposits   4.02       1,070,531    42,420    3.96    1,149,671    37,305   3.24    1,242,175    39,430   3.17
                                        ----------  --------           ----------  --------          ----------  --------
      Total deposits          4.24       4,019,976   154,299    3.84    3,956,169   130,924   3.31    3,818,197   127,792   3.35
    Borrowings                7.69         496,938    34,815    7.01      622,010    34,620   5.57      755,111    39,726   5.26
                                        ----------  --------           ----------  --------          ----------  --------
      Total liabilities       4.50       4,516,914   189,114    4.19    4,578,179   165,544   3.62    4,573,308   167,518   3.66
                           --------                 --------  -------             ---------   -----              --------  ------
  Non interest-bearing
   items:
    Non-interest bearing
     deposits                               69,734                         61,895                        46,670
    Other liabilities                       48,702                         37,059                        36,145
    Stockholders' equity                   257,844                        264,105                       192,849
                                        ----------                     ----------                    ----------
      Total liabilities
       and stockholders'
       equity                           $4,893,194                     $4,941,238                    $4,848,972
                                        ==========                     ==========                    ==========

Net interest income                                 $176,201                       $168,920          $  181,296
                                                    ========                       ========          ==========
Net interest spread (2)                                         4.61%                         4.42%                         5.16%
                                                               =======                       =======                       =======
Net yield on
 interest-earning
 assets (3)                                                     4.24%                         4.06%                         4.59%
                                                               =======                       =======                       =======
Interest-earning assets
 to interest-bearing
 liabilities                                                   91.91%                        90.81%                        86.44%
                                                               =======                       =======                       =======

-------------------------------------------------------------------------------

(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($10,083), ($4,093), and $19 of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1995, 1994 and 1993.

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

                 VOLUME AND RATE CHANGES IN NET INTEREST INCOME
                                (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                Year Ended September 30, 1995         Year Ended September 30, 1994
                                                         Compared to                           Compared to
                                                Year Ended September 30, 1994         Year Ended September 30, 1993
                                                      Increase (Decrease)                   Increase (Decrease)
                                                      Due to Change in (1)                  Due to Change in (1)
                                                -------------------------------       -------------------------------
                                                                        Total                                 Total
                                                  Volume     Rate       Change          Volume      Rate      Change
                                                ---------  --------  ----------       ---------  ---------  ---------
Interest income:
      Loans (2)                                 $ 25,727   $13,499   $  39,226        $ 57,693   $(42,808)  $ 14,885
      Mortgage-backed securities                 (15,094)    4,780     (10,314)        (16,598)    (7,550)   (24,148)
      Federal funds sold and securities
        purchased under agreements to resell         106     1,373       1,479           1,153        197      1,350
      Trading securities                            (405)     (241)       (646)          1,019        --       1,019
      Investment securities                           (8)        5          (3)         (5,794)    (1,938)    (7,732)
      Other interest-earning assets                 (413)    1,522       1,109            (437)       713        276
                                                ---------  --------  ----------       ---------  ---------  ---------
          Total interest income                    9,913    20,938      30,851          37,036    (51,386)   (14,350)
                                                ---------  --------  ----------       ---------  ---------  ---------


Interest expense:
      Deposit accounts                             2,139    21,236      23,375           4,650     (1,518)     3,132
      Borrowings                                  (7,752)    7,947         195          (7,335)     2,229     (5,106)
                                                ---------  --------  ----------       ---------  ---------  ---------
          Total interest expense                  (5,613)   29,183      23,570          (2,685)       711     (1,974)
                                                ---------  --------  ----------       ---------  ---------  ---------


Increase (decrease) in
      net interest income                       $ 15,526   $(8,245)  $   7,281        $ 39,721   $(52,097)  $(12,376)
                                                =========  ========  ==========       =========  =========  =========

-------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rates.

(2)  Includes loans held for sale and/or securitization.

     Interest income in fiscal 1995 increased $30.9 million from the level in fiscal 1994, primarily as a result of higher average balances of loans receivable. Higher average yields earned by the Bank on all of its interest-earning asset categories also contributed to the increase in interest income. The effect on interest income of higher average balances of loans and higher average yields was offset in part by lower average balances of mortgage-backed securities.

     The Bank's net yield on interest-earning assets increased to 4.24% in fiscal 1995 from 4.06% in fiscal 1994. The increase primarily resulted from the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect increases in market interest rates to which rates on such products are indexed. The effect of higher yields was offset in part by an increase in the rates paid by the Bank on its interest-bearing liabilities.

     Interest income on loans, the largest category of interest-earning assets, increased by $39.2 million (or 15.4%) from fiscal 1994. The increase in interest income on loans was primarily attributable to higher average balances. Average balances of consumer loans (other than credit card loans), principally automobile loans, increased $150.4 million (or 63.6%) in fiscal 1995. The higher balances were largely responsible for the increase of $15.3 million (or 78.2%) in interest income on consumer loans. Average balances of credit card loans increased $81.4 million (or 8.9%) during fiscal 1995, largely as a result of new account originations. The increase in balances of such loans contributed to an $18.8 million (or 14.0%) increase in interest income from these assets. Average balances of single-family residential permanent loans increased $68.2 million (or 5.2%) as a result of increased originations of such loans during the current year. Interest income on these loans increased $10.0 million (or 11.2%) from fiscal 1994. Average balances of home equity credit line loans declined in fiscal 1995, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $181.9 million and $150.5 million of home equity credit line receivables in September 1994 and 1995, respectively, more than offset the originations of $128.9 million of such loans during fiscal 1995, and resulted in a decline of $25.9 million (or 19.1%) in average balances of home equity credit line receivables.

     Higher average yields on the loan portfolio also contributed to the increase in interest income on loans. The average yield on the loan portfolio in fiscal 1995 increased by 48 basis points (to 9.92% from 9.44%) from the average yield in fiscal 1994. An increase in the average yield on credit card loans to 15.34% from 14.65% and on consumer loans to 8.99% from 8.25% contributed to the increase in loan portfolio interest income. Increases in the average yields on single-family residential permanent loans (to 7.20% from 6.81%), home equity credit line loans (to 8.74% from 6.96%), commercial permanent loans (to 6.78% from 6.37%) and construction loans (to 10.46% from 6.98%) also contributed to the increased income on such assets. The increase in the average yields on these loans reflected the upward adjustment of interest rates on such loans to reflect increases in market interest rates to which rates on such products are indexed.

     Interest income on mortgage-backed securities decreased $10.3 million (or 14.5%) primarily because of lower average balances. The reduced balances in fiscal 1995 reflected the effects of scheduled principal paydowns and
unscheduled principal prepayments.   The negative effect of the lower average
balances was offset in part by an increase in the average interest rates on these securities to 6.18% from 5.77%, primarily as a result of higher market interest rates in fiscal 1995.

     Other interest income increased by $2.6 million (or 37.1%) in fiscal 1995 primarily as a result of higher average yields on federal funds sold and securities purchased under agreements to resell, and, to a lesser extent, Federal Home Loan Bank stock.

     Interest expense increased $23.6 million in fiscal 1995 primarily because of an increase of $23.4 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.84% from 3.31%), which reflected higher market interest rates in fiscal 1995 and a shift in the composition of the Bank's deposits to higher yielding certificates of deposit (average rates on certificates of deposits increased 30.8%, to 5.17% from 3.96%) as well as, to a lesser extent, an increase in average deposit balances of $63.8 million. See "Financial Condition - Banking - Asset and Liability Management."

     The increase in interest expense paid on borrowings was primarily attributable to an increase in the average cost of these borrowings (to 7.01% from 5.57%), which reflected higher market interest rates in fiscal 1995. This was particularly true for securities sold under repurchase agreements for which the weighted average interest rate increased 226 basis points over the rate for fiscal 1994. The increase in interest expense resulting from higher interest rates was partially offset by a $125.1 million decrease in the average balances of borrowings from $622.0 million for fiscal 1994 to $496.9 million for fiscal 1995.

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $55.0 million in fiscal 1995 from $29.2 million in fiscal 1994. The $25.8 million increase over the prior year was attributable to increases of $20.9 million in the provision for losses on credit card loans, $3.5 million in the provision for losses on consumer loans and $1.4 million in the provision for losses on real estate loans. The higher provisions on credit card and consumer loans resulted from increased origination volume of such loans. See "Financial Condition - Banking - Asset Quality - Allowances for Losses."

     OTHER INCOME. The increase in other (non-interest) income to $233.1 million in fiscal 1995 from $160.0 million in fiscal 1994 was primarily attributable to an increase in loan servicing fees. The positive effect of this item on other income was partially offset by decreases in most other categories of non-interest income.

     An increase of $77.7 million in excess servicing fees and $32.6 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $114.4 million (or 163.7%) in loan servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank.

     Credit card fees, consisting of membership fees, late charges, interchange fees and cash advance charges, decreased $11.2 million (53.2%) in fiscal 1995 from the level in fiscal 1994. The decrease was primarily attributable to a $3.0 million and $9.2 million decrease in late charges and interchange fees, respectively. The decrease was partially offset by an increase in cash advance charges as a result of increased account activity, which reflects the increase in new account originations.

     Gain on sales of credit card relationships, loans and mortgage-backed securities decreased by $17.6 million primarily because the Bank realized a significant gain from the sale of credit card relationships (or accounts) in fiscal 1994, but did not consummate any such sale in fiscal 1995.

     Gain on sales of mortgage servicing rights decreased by $4.4 million as a result of a decline in the volume of mortgage servicing rights sold during the current period. During fiscal 1995 and 1994, the Bank sold the rights to service mortgage loans with principal balances of approximately $148.1 million and $383.9 million, respectively.

     The $5.9 million decrease in earnings on real estate held for investment or sale was primarily attributable to an increase of $12.3 million in the provision for losses on such assets and a decrease of $1.1 million in the operating income generated by the REO properties. See "Financial Condition - Banking - Asset Quality - Allowances for Losses." Partially offsetting these items was a $4.1 million increase in partnership earnings recorded on real estate held for investment and a $3.2 million increase in the gain recorded on sales of the Bank's REO properties.

     The $4.0 million decline in other income was primarily a result of the establishment of a reserve on a fixed asset. A $6.2 million reserve, previously established as a reserve against an REI property, was transferred with such property to property and equipment. See "Financial Condition - Banking - Real Estate Held for Investment."

     OPERATING EXPENSES. Operating expenses for fiscal 1995 increased $52.1 million (21.1%) from the level in fiscal 1994. The main components of the higher operating expenses were increases in salaries and employee benefits, data processing and other expenses. The $21.0 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $12.5 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1995. The $15.6 million increase in other operating expenses was primarily a result of increased credit card fraud losses during the current period.

FISCAL 1994 COMPARED TO FISCAL 1993

REAL ESTATE

     The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $24.0 million and an operating loss of $34.3 million for fiscal 1994, compared to a loss before depreciation and amortization of debt expense of $29.0 million and an operating loss of $44.5 million for fiscal 1993. The improvement was largely attributable to the decline in interest expense due to refinancings and the Saul Centers Transaction and to the absence in fiscal 1994 of a charge comparable to the charge for abandoned development costs of $13.1 million in fiscal 1993.

     Income after direct operating expenses from commercial properties, which included only office properties in fiscal 1994, decreased $22.2 million (69.3%) from such income in fiscal 1993, which included income from both shopping centers and office properties. Because of the Saul Centers Transaction, the Real Estate Trust received no income from shopping centers in fiscal 1994. Income after direct operating expenses from commercial properties in the portfolio during both years increased $61,000 (0.6%). The performance of the office portfolio in fiscal 1994 was adversely affected by a reduction in rental income during the first half of the year, although office rents largely recovered in the last two quarters. Income after direct operating expenses for office properties increased $442,000 in the fourth quarter of fiscal 1994 from the level in the prior corresponding period.

     Income after direct operating expenses from hotel properties increased $284,000 (2.4%) in fiscal 1994. Room sales increased by $1,159,000 (3.8%) as a result of increases in average room rates. This increase was offset in part by a decreases in average occupancy rates. The lower occupancy rates contributed to a decrease of $526,000 (4.4%) in food and beverage sales. Total revenues increased by $661,000 (1.5%), while expenses were higher by $377,000 (1.1%).

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

     General and administrative expense decreased $92,000 (4.3%) in fiscal 1994, largely because of a reduction in overhead expenses. Legal expense increased slightly from the fiscal 1993 level.

     The fiscal 1994 write-down of real estate to net realizable value reflects a $1.4 million reduction in the carrying value of a hotel property. The Real Estate Trust reduced the carrying value of the asset based on management's evaluation of the hotel's location, recent operating history and unlikely prospects for a near-term recovery.

     Equity in earnings (losses) of unconsolidated entities represents the Real Estate Trust's share of earnings or losses in its partnership investments. For fiscal year 1994 the Real Estate Trust recorded earnings of $1.7 million from such investments, compared to a loss of $0.7 million in the prior year.

BANKING

     OVERVIEW. The Bank recorded operating income of $53.2 million for fiscal 1994, compared to operating income of $63.8 million for fiscal 1993. The decline in income for fiscal 1994 was primarily attributable to a $58.7 million increase in operating expenses, a $12.4 million decrease in total net interest income, a $5.0 million decrease in credit card fees and an $8.9 million decrease in gain on sale of investment securities. The decrease in income for the year was offset in part by a $31.2 million decrease in the provision for loan losses and a $29.3 million increase in other (non-interest) income resulting primarily from a $25.0 million increase in loan and deposit servicing fees and improved results on real estate held for investment or sale.

     The Bank's net income for the 1994 period reflected a $6.3 million extraordinary loss, net of related income taxes, resulting from the Bank's redemption of $128.5 million principal amount of subordinated capital debentures in December 1993. See Note 23 to the Consolidated Financial Statements in this report.

     The Bank adopted SFAS 109 effective October 1, 1993. The cumulative effect of this change in accounting principle of $5.1 million was recognized as a benefit in the operating results for fiscal 1994. See "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

     NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $12.4 million (or 6.8%) in fiscal 1994, as the average yield on interest-earning assets decreased at a rate greater than the decrease in the average rate on interest-bearing liabilities. See "Financial Condition - Banking - Asset and Liability Management."

     The Bank would have recorded interest income of $9.1 million in fiscal 1994 if the Bank's non-accrual assets and restructured loans had current in accordance with their original terms. Interest income of $2.7 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

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

     Interest income on loans, the largest category of interest-earning assets, increased by $14.9 million (or 6.2%) from fiscal 1993. The increase in interest income on loans was attributable to higher average balances of the loan portfolio. Average balances of single-family residential permanent loans increased $326.7 million (or 33.0%) as a result of increased origination of such loans, during the current year. Interest income on these loans increased $17.1 million (or 23.6%) from fiscal 1993. Average balances of credit card loans increased $82.3 million (or 9.9%) in fiscal 1994, largely as a result of new account originations in connection with the Bank's resumption of active national solicitation of credit card accounts. An increase of $11.1 million (or 132.0%) in interest income on consumer loans (other than credit card loans) was attributable to increased originations of automobile loans, which resulted in an increase in the average balances of such consumer loans to 236.5 million from $89.7 million. Average balances of commercial permanent loans increased $14.4 million (or 18.0%), primarily as a result of an increase in loans made to purchasers of certain of the Bank's REO in connection with the sales of such REO. Average balances of home equity credit line loans declined in fiscal 1994, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $194.2 million, $146.2 million and $181.9 million of home equity credit line receivables in December 1992, September 1993 and September 1994, respectively, contributed to a decline of $19.5 million (or 12.6%) in average balances of home equity credit line receivables, which was largely responsible for a $1.5 million decline in interest income.

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

     Interest income on investment securities decreased $7.7 million as a result of the sale in June 1993 of U.S. Government securities with a book balance of $172.9 million, which resulted in lower average, balances of such securities in fiscal 1994.

     Interest expense decreased $2.0 million (or 1.2%) for the year ended September 30, 1994 because of a decline of $5.1 million in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $4.2 million decrease in interest expense on repurchase agreement transactions and a $2.0 million decrease interest expense on the Bank's subordinated debentures. A decrease of $160.8 million (or 60.6%) in the average balances of repurchase agreements contributed to the reduced interest expense on repurchase agreement transactions. The decline in interest expense on the Bank's subordinated debentures reflected the effects of the refinancing of two outstanding debenture issues in the first quarter of fiscal 1994 with the proceeds of a new, lower-rate debenture issue. As a result of such refinancing, the annual interest rate paid by the Bank on its debentures decreased to 10.02% in fiscal 1994 from 13.55% in fiscal 1993. See Note 23 to the Consolidated Financial Statements in this report.

     The decrease in interest expense on borrowings was partially offset by a $3.1 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased principally as a result of an increase of $138.0 million in average deposit balances. See "Financial Condition - Banking - Asset and Liability Management."

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased to $29.2 million in fiscal 1994 from $60.4 million in the prior fiscal year.
The decrease was primarily attributable to a decrease of $20.5 million in the provision for losses on credit card loans. The lower provision resulted in part from a decline in net charge-offs of credit card loans in fiscal 1994. In addition, the securitization and sale of $850 million of credit card receivables in the fourth quarter of fiscal 1994 and of $200.0 million and $300.0 million of credit card receivables in the March 1994 and June 1994 quarters, respectively, reduced the amount of such receivables against which the Bank maintains the reserve. The provision for losses on real estate loans decreased $10.2 million, reflecting the Bank's implementation of SOP 92-3 during the December 1992 quarter. See "Financial Condition - Banking - Asset Quality - Valuation Allowances for Losses."

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

     An increase of $21.8 million in excess servicing fees and $4.4. million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $25.0 million (or 38.4%) in loan and deposit servicing fees. such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $4.6 million increase in excess servicing fees related to home equity credit line securitizations. The excess servicing fee level rose because of a decrease in the average prepayment rate with respect to the underlying home equity credit line receivables. See "Summary of Significant Accounting Policies - The Bank" in the Notes to the Consolidated Financial Statements in this report.

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

     Credit card fees, consisting of membership fees, late charges, inter-change fees and cash advance charges, decreased $5.0 million (19.4%) in fiscal year 1994 from the level in fiscal 1993). The decrease was primarily attributable to a $7.3 million increase in rebate expense on credit card retail purchases, which the Bank incurred in connection with promotional activities undertaken beginning in 1993. The decrease was partially offset by an increase in interchange fees and cash advance charges as a result of increased account activity. The increased number of accounts reflected the increase in new account originations in connection with the Bank's resumption of active national solicitation of new credit card accounts.

     Gain on sale of investment securities decreased by $8.9 million as a result of the sale in the June 1993 quarter of U.S. Government securities with a book value of $172.9 million.

     OPERATING EXPENSES. Operating expenses for the year ended September 30, 1994 increased $58.7 million (31.3%) from the level in fiscal 1993. The main components of the higher operating expenses were increases in marketing expenses, salaries and employee benefits, and data processing expenses. The $31.3 million increase in marketing expenses was primarily incurred in connection with the Bank's expanded marketing program for its credit card products and services initiated in June 1993 with the resumption of active national solicitation of new credit card accounts. See "Business - Banking - Lending - Credit Card Lending." The $17.7 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations and discretionary bonuses paid to substantially all employees in December 1993. The $8.5 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1994. In order to take advantage of additional opportunities to enhance profitability, the Bank may be required to incur increased expenditures for salaries and employee benefits, loan expenses and marketing expenses, which will contribute to higher operating expenses in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:
                                                            PAGE
                                                            ----
     (a) Reports of Independent Public Accountants . . . .   F-2
     (b) Consolidated Balance Sheets - As of September
         30, 1995 and 1994 . . . . . . . . . . . . . . . .   F-3
     (c) Consolidated Statements of Operations - For the
         years ended September 30, 1995, 1994 and 1993 . .   F-4
     (d) Consolidated Statements of Shareholders' Deficit
         - For the years ended September 30, 1995, 1994
         and 1993. . . . . . . . . . . . . . . . . . . . .   F-6
     (e) Consolidated Statements of Cash Flows - For the
         years ended September 30, 1995, 1994 and 1993 . .   F-7
     (f) Notes to Consolidated Financial Statements. . . .   F-9

     The selected quarterly financial data included in Note 35 of Notes to the Consolidated Financial Statements referred to above are incorporated herein by reference.

     Summary financial information with respect to the Bank is also included in
Part I, Item 1.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust

     We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As explained in the Organization and Summary of Significant Accounting Policies in the notes to the financial statements, effective October 1, 1993, the Trust changed its method of accounting for income taxes, impaired loans, and investments in securities and mortgage-backed securities. In addition, as explained in the note to the financial statements, effective July 1, 1995, the Trust changed its method of accounting for mortgage servicing rights.

                                       ARTHUR ANDERSEN LLP

Washington, D.C.
December 5, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust

     We have audited the accompanying consolidated statements of operations, shareholders' deficit, and cash flows of B.F. Saul Real Estate Investment Trust for the year ended September 30, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of B.F. Saul Real Estate Investment Trust for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

     As explained in Summary of Significant Accounting Policies--the Bank, effective December 31, 1992, the Bank changed its method of accounting for foreclosed assets.

STOY, MALONE & COMPANY, P.C.

Bethesda, Maryland
November 4, 1993

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                                         September 30
                                                                                                  ---------------------------
(IN THOUSANDS)                                                                                        1995          1994
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
REAL ESTATE
Income-producing properties
    Hotel                                                                                           $  122,649    $  112,160
    Commercial                                                                                         111,646       110,895
    Other                                                                                                4,632         4,585
                                                                                                  ------------- -------------
                                                                                                       238,927       227,640
    Accumulated depreciation                                                                           (75,140)      (68,111)
                                                                                                  ------------- -------------
                                                                                                       163,787       159,529
Land parcels                                                                                            38,458        38,455
Cash and cash equivalents                                                                               17,355        30,445
Other assets                                                                                            93,812        99,310
                                                                                                  ------------- -------------
                    Total real estate assets                                                           313,412       327,739
-----------------------------------------------------------------------------------------------------------------------------
BANKING
Cash and due from banks                                                                                198,096       166,752
Interest-bearing deposits                                                                               51,186        14,345
Federal funds sold and securities purchased under agreements to resell                                 110,000       191,000
Loans held for sale                                                                                     68,679        33,598
Loans held for securitization and sale                                                                 500,000       115,000
Investment securities (market value $4,371 and $4,364, respectively)                                     4,370         4,364
Mortgage-backed securities (market value $879,720 and $1,025,525, respectively)                        880,208     1,025,525
Loans receivable (net of reserve for losses of $60,496 and $50,205, respectively)                    2,327,222     2,357,598
Federal Home Loan Bank stock                                                                            31,940        31,940
Real estate held for investment or sale (net of reserve for losses of $135,236
 and $118,973, respectively)                                                                           222,860       330,655
Property and equipment, net                                                                            180,438       144,408
Cost in excess of net assets acquired, net                                                               4,173         6,582
Excess servicing assets, net                                                                            25,640        25,198
Mortgage servicing rights, net                                                                          28,573        15,304
Other assets                                                                                           278,151       204,029
                                                                                                  ------------- -------------
                    Total banking assets                                                             4,911,536     4,666,298
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $5,224,948    $4,994,037
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
REAL ESTATE
Mortgage notes payable                                                                              $  184,502    $  185,730
Notes payable - secured                                                                                175,500       175,000
Notes payable - unsecured                                                                               41,057        40,288
Deferred gains - real estate                                                                           112,883       112,883
Other liabilities and accrued expenses                                                                  41,872        44,208
                                                                                                  ------------- -------------
                    Total real estate liabilities                                                      555,814       558,109
-----------------------------------------------------------------------------------------------------------------------------
BANKING
Deposit accounts                                                                                     4,159,252     4,008,761
Securities sold under repurchase agreements and other short-term borrowings                             10,435         8,907
Bonds payable                                                                                              --         24,030
Notes payable                                                                                            7,514         7,729
Federal Home Loan Bank advances                                                                        155,052       100,000
Custodial accounts                                                                                       7,413        19,523
Amounts due to banks                                                                                    32,240        30,373
Other liabilities                                                                                       87,545        54,509
Capital notes -- subordinated                                                                          160,000       160,000
                                                                                                  ------------- -------------
                    Total banking liabilities                                                        4,619,451     4,413,832
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    43,556        35,632
Minority interest -- other                                                                              74,307        74,307
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    5,293,128     5,081,880
-----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value,
    90 million shares authorized, 516,000 shares issued and outstanding,
    liquidation value $51.6 million                                                                        516           516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642         6,642
Paid-in surplus                                                                                         92,943        92,943
Deficit                                                                                               (123,943)     (134,793)
Net unrealized holding loss                                                                             (2,490)      (11,303)
                                                                                                  ------------- -------------
                                                                                                       (26,332)      (45,995)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)      (41,848)
                                                                                                  ------------- -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                            (68,180)      (87,843)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $5,224,948    $4,994,037
-----------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                      For the Year Ended September 30
                                                                                  -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
INCOME
Hotels                                                                                $ 54,104      $ 46,046      $ 45,385
Commercial properties                                                                   18,812        16,815        45,736
Other                                                                                    4,369         3,183         2,124
                                                                                  ------------- ------------- -------------
Total income                                                                            77,285        66,044        93,245
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
Direct operating expenses:
    Hotels                                                                              38,038        33,874        33,497
    Commercial properties                                                                7,409         6,972        13,708
    Land parcels and other                                                               1,348         1,383         1,623
Interest expense                                                                        40,564        39,370        50,470
Amortization of debt expense                                                               476         1,206         3,029
Depreciation                                                                             9,714         9,082        12,457
Advisory, management and leasing fees - related parties                                  7,376         6,793         7,249
General and administrative                                                               2,319         2,027         2,119
Abandoned development costs                                                             --            --          13,104
Write-down of real estate to net realizable value                                        2,727         1,380          --
                                                                                  ------------- ------------- -------------
Total expenses                                                                         109,971       102,087       137,256
---------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of unconsolidated entities                                   3,681         1,738          (668)
Gain on sale of property                                                                 1,664          --             184
---------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                            $(27,341)     $(34,305)     $(44,495)
---------------------------------------------------------------------------------------------------------------------------
BANKING
INTEREST INCOME
Loans                                                                                 $294,554      $255,328      $240,443
Mortgage-backed securities                                                              60,623        70,937        95,085
Trading securities                                                                         373         1,019          --
Investment securities                                                                      194           197         7,929
Other                                                                                    9,571         6,983         5,357
                                                                                  ------------- ------------- -------------
Total interest income                                                                  365,315       334,464       348,814
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposit accounts                                                                       154,299       130,924       127,792
Short-term borrowings                                                                   18,094        11,439        13,333
Long-term borrowings                                                                    16,721        23,181        26,393
                                                                                  ------------- ------------- -------------
Total interest expense                                                                 189,114       165,544       167,518
                                                                                  ------------- ------------- -------------
Net interest income                                                                    176,201       168,920       181,296
Provision for loan losses                                                              (54,979)      (29,222)      (60,372)
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    121,222       139,698       120,924
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Credit card fees                                                                         9,855        21,054        26,010
Loan servicing fees                                                                    184,275        69,878        46,631
Deposit servicing fees                                                                  24,442        20,347        18,575
Gain on sale of investment securities, net                                                --            --           8,895
Gain (loss) on sales of trading securities, net                                           (600)        1,695          --
Earnings (loss) on real estate held for investment or sale, net                         (5,057)          835       (12,722)
Gain on sales of credit card relationships, loans and mortgage-backed
 securities, net                                                                        12,882        30,522        31,375
Gain on sales of mortgage servicing rights, net                                          1,397         5,833         4,828
Other                                                                                    5,923         9,885         7,161
                                                                                  ------------- ------------- -------------
Total other income                                                                     233,117       160,049       130,753
---------------------------------------------------------------------------------------------------------------------------

Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                   For the Year Ended September 30
                                                                               -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1995          1994          1993
------------------------------------------------------------------------------------------------------------------------
BANKING (CONTINUED)
OPERATING EXPENSES
Salaries and employee benefits                                                     $108,432      $ 87,390      $ 69,739
Loan                                                                                 15,745        14,870        20,020
Property and equipment                                                               29,291        25,729        24,039
Marketing                                                                            46,117        46,441        15,138
Data processing                                                                      43,270        30,766        22,249
Deposit insurance premiums                                                           10,749        11,527        11,273
Amortization of cost in excess of net assets acquired                                 2,411         2,801         2,863
Other                                                                                42,641        27,036        22,507
                                                                               ------------- ------------- -------------
Total operating expenses                                                            298,656       246,560       187,828
------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                           $ 55,683      $ 53,187      $ 63,849
------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating income before income taxes, extraordinary items,
    cumulative effect of change in accounting principle,
    and minority interest                                                          $ 28,342      $ 18,882      $ 19,354
Income tax provision                                                                  2,021         7,025        11,703
                                                                               ------------- ------------- -------------
Income before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                          26,321        11,857         7,651
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                            --            --           7,738
    Loss on early extinguishment of debt, net of taxes                                 --         (11,315)         --
                                                                               ------------- ------------- -------------
Income before cumulative effect of change in accounting
    principle and minority interest                                                  26,321           542        15,389
Cumulative effect of change in accounting principle                                    --          36,260          --
                                                                               ------------- ------------- -------------
Income before minority interest                                                      26,321        36,802        15,389
Minority interest held by affiliates                                                 (5,721)       (3,963)       (6,582)
Minority interest -- other                                                           (9,750)       (9,750)       (4,334)
------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                           $ 10,850      $ 23,089      $  4,473
------------------------------------------------------------------------------------------------------------------------



NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                   $  5,430      $ 17,669      $   (947)

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary items, cumulative effect
    of change in accounting principle and minority interest                        $   4.33      $   1.33      $   0.46
Extraordinary items:
    Adjustment for tax benefit of operating loss carryovers                            --            --            1.60
    Loss on early extinguishment of debt, net of taxes                                 --           (2.34)         --
                                                                               ------------- ------------- -------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                                    4.33         (1.01)         2.06
Cumulative effect of change in accounting principle                                    --            7.51          --
                                                                               ------------- ------------- -------------
Income before minority interest                                                        4.33          6.50          2.06
Minority interest held by affiliates                                                  (1.19)        (0.82)        (1.36)
Minority interest -- other                                                            (2.02)        (2.02)        (0.90)
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                                                 $   1.12      $   3.66      $  (0.20)
------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                    For the Year Ended September 30
                                                                                -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    1995          1994          1993
-------------------------------------------------------------------------------------------------------------------------
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)                                         $     516     $     516     $     516
                                                                                ------------- ------------- -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                           6,642         6,642         6,642
                                                                                ------------- ------------- -------------

PAID-IN SURPLUS
Beginning and end of year                                                             92,943        92,943        92,943
                                                                                ------------- ------------- -------------

DEFICIT
Beginning of year                                                                   (134,793)     (157,882)     (160,980)

Net income                                                                            10,850        23,089         4,473

Dividend distributions:
          Redeemable preferred (per share: 1993 - $550.00)                              --            --          (1,375)
                                                                                ------------- ------------- -------------
End of year                                                                         (123,943)     (134,793)     (157,882)
                                                                                ------------- ------------- -------------

Net unrealized holding losses                                                         (2,490)      (11,303)         --
                                                                                ------------- ------------- -------------

TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                         (41,848)      (41,848)      (41,848)
-------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                        $ (68,180)    $ (87,843)    $ (99,629)
-------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                            For the Year Ended September 30
                                                                                        -----------------------------------------
(IN THOUSANDS)                                                                              1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
REAL ESTATE
Net income (loss)                                                                        $   (12,032)   $    7,239   $   (21,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                               9,714         9,082        12,457
    Gain on sale of property                                                                  (1,654)         --            (184)
    Abandoned development costs                                                                  --            --         13,104
    Write-down of real estate to net realizable value                                          2,727         1,380          --
    Increase in accounts receivable and accrued income                                          (224)         (516)           98
    (Increase) decrease in deferred tax asset                                                 10,836       (19,028)         --
    (Increase) decrease in accounts payable and accrued expenses                                 317        (5,473)        7,047
    Increase in tax sharing receivable                                                        (5,685)      (12,015)      (22,984)
    Amortization of debt expense                                                                 476         1,206         3,029
    Equity in (earnings) losses of unconsolidated entities                                    (3,681)       (1,738)          668
    Loss on early extinguishment of debt                                                        --           4,982          --
    Other                                                                                      3,530         4,022         5,473
                                                                                        ------------- ------------- -------------
                                                                                               4,324       (10,859)       (3,149)
                                                                                        ------------- ------------- -------------
BANKING
Net income                                                                                    22,882        15,850        26,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Accretion of premiums, discounts and net deferred loan fees                                 (435)       (1,301)       (7,896)
    Depreciation and amortization                                                             21,690        18,292        16,191
    Amortization of cost in excess of net assets acquired and purchased mortgage
        servicing rights                                                                       4,590         8,857        14,963
    Loss on extinguishment of debt                                                              --          10,476          --
    Provision for loan losses                                                                 54,979        29,222        60,372
    Net fundings of loans held for sale  and/or securitization                              (390,634)     (874,917)     (903,941)
    Proceeds from sales of trading securities                                                239,147       688,811          --
    Proceeds from sales of loans and securities held for sale and/or securitization        2,188,531     2,276,391     1,946,826
    Equity earnings from investments in limited partnerships                                  (4,470)         (391)       (1,694)
    Provision for losses on real estate held for investment or sale                           26,321        14,052        30,415
    (Gain) loss on sales of real estate held for investment or sale, net                     (14,412)      (10,975)       (9,503)
    Gain on sale of investment securities, net                                                  --            --          (8,895)
    (Gain) loss on sales of trading securities, net                                              600        (1,695)         --
    Gain on sales of credit card relationships, loans and mortgage-backed securities,
        net                                                                                  (12,882)      (30,522)      (31,375)
    Gain on sales of mortgage servicing rights, net                                           (1,397)       (5,833)       (4,828)
    Minority interest held by affiliates                                                       5,721         3,963         6,582
    Minority interest - other                                                                  9,750         9,750         4,334
    (Increase) decrease in excess servicing assets                                              (442)        2,375         1,976
    (Increase) decrease in other assets                                                      (86,718)       25,441       (41,710)
    Increase in other liabilities and accrued expenses                                        23,981        18,125         9,635
    Increase in tax sharing payable                                                            5,685        12,015        22,984
    Other, net                                                                                 3,176        10,276         6,920
                                                                                        ------------- ------------- -------------
                                                                                           2,095,663     2,218,262     1,137,686
                                                                                        ------------- ------------- -------------
Net cash provided by operating activities                                                  2,099,987     2,207,403     1,134,537
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
REAL ESTATE
Capital expenditures - properties                                                             (6,270)       (6,717)       (7,465)
Property acquisitions                                                                        (10,193)         --            --
Property sales                                                                                  --            --           3,780
Equity investment in unconsolidated entities                                                    (733)       (9,769)         (150)
Notes receivable - affiliates                                                                   --         (12,675)         --
Other investing activities                                                                        53            43           836
                                                                                        ------------- ------------- -------------
                                                                                             (17,143)      (29,118)       (2,999)
                                                                                        ------------- ------------- -------------
BANKING
Proceeds from maturities of investment securities                                                100           300          --
Proceeds from sales of loans                                                                       8          --           4,954
Net proceeds from sales of real estate                                                       133,300        94,308       150,115
Net proceeds from sales of mortgage servicing rights                                           2,232         5,833         5,978
Net fundings of loans receivable                                                          (2,295,077)   (1,700,831)     (463,919)
Principal collected on mortgage-backed securities                                            183,166       447,666       447,951
Purchases of investment securities                                                              --            --          (4,682)
Purchases of mortgage-backed securities                                                     (107,127)     (291,335)     (664,284)
Purchases of loans receivable                                                                (88,518)     (256,608)     (259,770)
Purchases of property and equipment                                                          (55,924)      (22,503)       (4,602)
Purchases of mortgage servicing rights                                                        (3,847)         (888)      (20,716)
Disbursements for real estate held for investment or sale                                    (37,346)      (58,063)      (74,320)
Other investing activities, net                                                                 (411)        4,840         4,117
                                                                                        ------------- ------------- -------------
                                                                                          (2,269,444)   (1,777,281)     (879,178)
                                                                                        ------------- ------------- -------------
Net cash used in investing activities                                                     (2,286,587)   (1,806,399)     (882,177)
---------------------------------------------------------------------------------------------------------------------------------

Continued on following page.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                                            For the Year Ended September 30
                                                                                        -----------------------------------------
(IN THOUSANDS)                                                                              1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
REAL ESTATE
Proceeds from mortgage financing                                                         $    11,400    $      461   $     2,603
Principal curtailments and repayments of mortgages                                           (12,424)      (66,169)       (6,175)
Proceeds from sales of secured notes                                                             500       175,000          --
Proceeds from sales of unsecured notes                                                         4,428         9,619         6,184
Repayments of unsecured notes                                                                 (3,659)       (7,992)      (17,940)
Financing proceeds placed in liquidity maintenance escrow                                       --         (25,792)         --
Costs of obtaining financings                                                                   (516)       (9,404)       (1,170)
Proceeds from issuance of redeemable preferred stock                                            --            --          21,507
Other financing activities, net                                                                 --            --          (1,779)
Other financing activities, net                                                                 --            --            --
                                                                                        ------------- ------------- -------------
                                                                                                (271)       75,723         3,230
                                                                                        ------------- ------------- -------------
BANKING
Proceeds from customer deposits and sales of certificates of deposit                      14,086,575    12,308,342    10,801,085
Customer withdrawals of deposits and payments for maturing certificates of
 deposit                                                                                 (13,936,084)  (12,169,604)  (10,847,020)
Net increase (decrease) in securities sold under repurchase agreements                           777       (81,504)     (363,216)
Advances from the Federal Home Loan Bank                                                     992,073       824,300       744,000
Repayments of advances from the Federal Home Loan Bank                                      (937,021)   (1,136,300)     (607,000)
Proceeds from other borrowings                                                               793,261       461,385        59,580
Repayments of other borrowings                                                              (816,755)     (460,011)      (59,658)
Net proceeds from sale of preferred stock                                                       --            --          71,869
Cash dividends paid on preferred stock                                                        (9,750)       (9,750)       (1,896)
Net proceeds received from capital notes - subordinated                                         --        (134,153)         --
Net proceeds received from capital notes - subordinated                                         --         143,603          --
Other financing activities, net                                                              (12,110)       (6,402)       11,406
                                                                                        ------------- ------------- -------------
                                                                                             160,966      (260,094)     (190,850)
                                                                                        ------------- ------------- -------------
Net cash provided by (used in) financing activities                                          160,695      (184,371)     (187,620)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         (25,905)      216,633        64,740
Cash and cash equivalents at beginning of year                                               402,542       185,909       121,169
                                                                                        ------------- ------------- -------------
Cash and cash equivalents at end of year                                                 $   376,637    $  402,542   $   185,909
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                             $   217,186    $  213,888   $   215,427
        Income taxes                                                                          (1,327)          (93)        6,522

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                     3,588         6,062         5,681
    Loans receivable exchanged for mortgage-backed securities                                   --            --          51,956
    Loans held for sale exchanged for trading securities                                     133,014       396,189          --
    Loans held for sale exchanged for mortgage-backed securities held for sale                  --            --         442,017
    Mortgage-backed securities available-for-sale transferred to mortgage-backed
        securities held-to-maturity                                                          942,085          --            --
    Mortgage-backed securities transferred to mortgage-backed securities
        available-for-sale                                                                      --       1,501,192          --
    Mortgage-backed securities transferred to loans and securities held for sale                --            --         131,390
    Investment securities transferred to loans and securities held for sale                     --            --         173,036
    Investment securities transferred to investment securities available-for-sale               --           4,789          --
    Investment securities available-for-sale transferred to investment securities
        held-to-maturity                                                                       4,354          --            --
    Real estate acquired in settlement of loans transferred to loans receivable                 --          15,008          --
    Real estate held for investment transferred to real estate held for sale                   9,273          --            --
    Loans receivable transferred to loans held for sale and/or securitization              2,387,690     1,446,924       440,361
    Loans made in connection with the sale of real estate                                     10,826        16,401        54,061
    Loans receivable transferred to real estate acquired in settlement of loans                9,822         4,106        23,158
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                23,155          --            --
    Loans held for sale and/or securitization transferred to loans receivable                 50,000         3,507          --
    Loans classified as in-substance foreclosed transferred to loans receivable                 --          15,008          --
---------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (collectively, the "Real Estate Trust") operate as a Maryland real estate investment trust. The principal business activity of the Real Estate Trust is the ownership and development of income-producing properties. The properties owned by the Real Estate Trust are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and various undeveloped land parcels.

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., and its subsidiaries (the "Bank" or the "Corporations"), whose assets accounted for approximately 94% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1995. The Bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the Bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Real Estate Trust and the Bank. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 2.

INCOME TAXES

The Trust files a consolidated federal income tax return which includes operations of all 80% or more owned subsidiaries. It voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Trust's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under SFAS 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. To the extent that realization of such assets is more likely than not, SFAS 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards. The Trust adopted SFAS 109 on October 1, 1993 and recorded a cumulative effect of a change in accounting principle of approximately $36.3 million. The income tax provision for fiscal year 1993 was determined under APB 11 and has not been restated to reflect adoption of SFAS 109.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1995, 1994 and 1993, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1994 and 1993 to conform with the presentation used for the year ended September 30, 1995.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued in March 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It addresses how impairment losses should be measured and when such losses should be recognized. Under SFAS 121, long-lived assets and certain identifiable intangibles to be held and used shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should generally be reported at the lower of carrying amount or fair value less the cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not anticipated to have a material impact on the Bank's financial condition or the results of operations.

Statement of Position 94-6, "Disclosures of Significant Risks and Uncertainties" ("SOP 94-6"), was issued in January 1995. SOP 94-6 requires an entity to disclose certain information about the nature of its operations and use of estimates in the preparation of its financial statements. In addition, if specified criteria are met, it requires an entity to disclose certain information about certain significant estimates and current vulnerability to risk due to certain concentrations. SOP 94-6 is effective for financial statements for fiscal years ending after December 15, 1995, and for financial statements for interim periods in fiscal years subsequent to the year for which SOP 94-6 is first applied.

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

LIABILITIES

The carrying amount of mortgage notes payable and notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1995 and 1994 the fair value of Notes payable - unsecured was $42.6 and $42.1 million, respectively.

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

  The Bank is required to maintain reserve balances with the Federal Reserve Bank. Average reserves maintained at the Federal Reserve Bank were $11.6, $20.6 and $21.8 million during the years ended
  September 30, 1995, 1994 and 1993, respectively.

  LOANS HELD FOR SALE:

  The Bank engages in mortgage banking activities. At September 30, 1995 and 1994, loans held for sale are composed of single-family residential loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed
  securities and then sold.   Gains and losses on sales of whole loans
  held for sale are determined using the specific identification method. See "Trading Securities" and Note 28.

  LOANS HELD FOR SECURITIZATION AND SALE:

  The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets. These securitizations are recorded as sales. Gains on the sale of loans are limited to amounts related to loans existing at the date of sale and do not include amounts related to future loans expected to be sold during the reinvestment period, if any. In the case of credit card receivables, because of the relatively short average life of the loans, no gain or loss is recorded at the time of sale. Rather, loan servicing fees are recognized monthly over the life of the transaction when earned and transaction expenses are deferred and amortized over the reinvestment period of the transaction as a reduction of loan servicing fees. In the case of home equity credit line and automobile loan receivables, gains or losses, net of related transaction expenses, are recorded at the time of the sale and the resultant excess servicing assets are amortized over the life of the transaction.

  Loans held for securitization and sale are the lesser of loans eligible for securitization or loans that management contemplates to securitize within six months. Such loans held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

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

  Effective October 1, 1993, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which was issued in May 1993. SFAS 115 required institutions to classify and account for debt and equity securities as either "held-to-maturity", "available-for-sale" or "trading." Simultaneous with the adoption of SFAS 115, the Bank classified all of the investment securities and mortgage-backed securities it held on October 1, 1993, as available-for-sale.

  During fiscal 1995, the Bank transferred all of its investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity and, as a result, all investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1995. These securities were transferred at their fair value. Net unrealized holding losses, net of the related income tax effect, amounting to $3.5 million as of the date of the transfer, and $3.1 million as of September 30, 1995, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities using the level-yield method.

  Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

  TRADING SECURITIES:

  As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities to third party investors in the month of issuance. In accordance with SFAS 115, these mortgage-backed securities are classified as trading securities. Proceeds from sales of trading securities were $239.1 and $688.8 million during the years ended September 30, 1995 and 1994, respectively. The Bank realized a net loss of $600,000 and a net gain of $1.7 million on the sales of trading securities for the years ended September 30, 1995 and 1994, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no securities classified as trading securities at September 30, 1995 and 1994.

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

  IMPAIRED LOANS:

  A loan is considered impaired when, based on all current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Such impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans. Certain credit card loans for which customers have agreed to modified payment terms are also classified as impaired loans.

  Each impaired real estate loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal.

  Interest income on impaired credit card loans is recognized using the current interest rate of the loan and the accrual method. When loans become 90 days past due, all accrued interest is reserved and the loan is placed on non-accrual status. Interest income on non-accrual credit card loans is recognized when received.

  At September 30, 1995, the Bank had one impaired real estate loan with a book value of $698,000. At September 30, 1994, the Bank had no impaired real estate loans. At September 30, 1995 and 1994, the Bank had impaired credit card loans with a carrying value of $36.7 million, before the related allowance for losses of $3.7 million, and $35.3 million, before the related allowance for losses of $3.5 million, respectively. The Bank calculates its allowance for losses on all credit card loans based upon historical charge-offs and repayment experience and the age of the portfolio. The average recorded investment in impaired credit card and real estate loans for the year ended September 30, 1995 and 1994 was $33.5 and $39.0 million, respectively. The Bank recognized interest income of $5.3 and $2.4 million on its impaired loans for the years ended September 30, 1995 and 1994, respectively.

  ALLOWANCES FOR LOSSES:

  Management reviews the loan, real estate held for investment and real estate held for sale portfolios to establish allowances for estimated losses. The allowances for losses are reviewed periodically, and allowances are provided after consideration of the borrower's financial condition and/or the estimated value of collateral, including estimated selling and holding costs. Allowances are also provided by management after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loss experience.

  The allowances for losses are based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

  ACCRUED INTEREST RECEIVABLE ON LOANS:

  Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

  REAL ESTATE HELD FOR INVESTMENT OR SALE:

  REAL ESTATE HELD FOR INVESTMENT:

  At September 30, 1995, real estate held for investment consists of developed land, which is owned by one of the Bank's subsidiaries. At September 30, 1994, real estate held for investment consisted of an office building, two apartment buildings, developed land and an investment in a limited partnership all of which were owned by one of the Bank's subsidiaries. Also included in real estate held for investment at September 30, 1994, was a loan to a developer with a 50% profit participation feature. This investment in a real estate venture, which was non-performing at September 30, 1994, was accounted for as an acquisition, development and construction ("ADC") arrangement. Real estate held for investment is carried at the lower of aggregate cost or net realizable value. See Note 12.

  REAL ESTATE HELD FOR SALE:

  Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is recorded at the lower of cost or fair value at acquisition. Effective December 31, 1992, OTS regulations required that foreclosed assets be carried at the lower of cost or fair value which required the Bank to adopt Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"), issued by the Accounting Standards Division of the American
  Institute of Certified Public Accountants.   Prior to December 31,
  1992, real estate acquired in settlement of loans was carried at the lower of adjusted cost or net realizable value. Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $4.5, $4.4 and $10.2 million for the years ended September 30, 1995, 1994 and 1993, respectively.

  PROPERTY AND EQUIPMENT:

  Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred.

  COST IN EXCESS OF NET ASSETS ACQUIRED:

  Cost in excess of net assets acquired is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 15 years. Accumulated amortization was $33.4 and $31.0 million at September 30, 1995 and 1994, respectively.

  MORTGAGE SERVICING RIGHTS:

  Effective July 1, 1995, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 122 requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Under previous accounting guidance, separate mortgage servicing assets were generally recognized only when purchased. A mortgage banking enterprise that acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

  Mortgage servicing rights, which are stated net of accumulated amortization, are being amortized in proportion to the remaining net revenues estimated to be generated by the underlying mortgage servicing rights. Amortization of these assets amounted to $2.2, $6.1 and $12.1 million for the years ended September 30, 1995, 1994 and 1993, respectively. Accumulated amortization was $39.9 and $37.7 million at September 30, 1995 and 1994, respectively.
  During fiscal 1995, 1994 and 1993, the Bank capitalized $16.3,
  $0.9 and $20.7 million, respectively, related to the acquisition of mortgage servicing rights. In fiscal 1993, the Bank sold approximately $1.2 million of rights previously purchased to service mortgage loans with principal balances of approximately $76.1 million and recognized a loss of $380,000. There were no sales of previously purchased mortgage servicing rights during the years ended September 30, 1995 and 1994.

  In fiscal 1995, 1994 and 1993, the Bank sold the rights to service mortgage loans with principal balances of approximately $148.1, $383.9 and $476.1 million, respectively, which were originated by the Bank in connection with its mortgage banking activities, and recognized gains of $1.4, $5.8, and $5.2 million, respectively.

  SFAS 122 requires that a mortgage banking enterprise evaluate its mortgage servicing rights for impairment based upon fair value. To measure fair value of its mortgage servicing rights, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing fee costs, prepayment rates and discount rates. Additionally, the Bank stratifies its capitalized mortgage servicing rights for the purpose of evaluating impairment taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. The fair value of capitalized mortgage servicing rights at September 30, 1995 was $31.2 million and no impairment allowance was required.

  EXCESS SERVICING ASSETS:

  When loans are sold with the servicing rights retained by the Bank, the net present value of estimated future servicing income in excess of normal servicing income is recorded as an adjustment to the sales price of the loans. Estimated future losses are deducted in the computation of such excess servicing income. The resulting assets are amortized using the level-yield ("interest") method over the estimated lives of the underlying loans. Amortization of these assets amounted to $14.5, $13.5 and $21.4 million for the years ended September 30, 1995, 1994 and 1993, respectively. Accumulated amortization was $80.5 and $65.9 million at September 30, 1995 and 1994, respectively. Excess servicing assets capitalized in fiscal 1995, 1994 and 1993 of $15.0, $11.1 and $19.5 million respectively, were the result of the servicing retained upon the securitization and sale of home equity credit line receivables and automobile loan receivables. See Note 15.

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

  INTEREST RATE CAP AGREEMENTS:

  Premiums paid for interest rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest rate caps on a straight-line basis. Funds payable to the Bank are recognized as income in the month such funds are earned. At September 30, 1995 unamortized premiums amounted to $10.0 million. There were no interest rate cap agreements in effect at September 30, 1994.

  ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

  SFAS No. 119, "Disclosure about Derivative Financial Instruments and
  Fair Value of Financial Instruments" ("SFAS 119"), was issued in
  October 1994. This new statement requires certain disclosures about financial derivatives, including amounts, nature and terms of the instruments. The disclosure requires the description of the objectives, strategies and classes of derivatives and related gains and losses in the financial statements or in the notes thereto.  It also requires that a distinction be made between financial instruments held or issued for trading purposes and those held or issued for purposes other than trading. Disclosures required by SFAS 119
  are effective for fiscal years ended after December 15, 1994.   The Bank has
  presented such disclosures in Note 28.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition persisted in 1995 and is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public (see Note 4), interest payable on the Senior Secured Notes (as defined below), and the payment of capital improvement costs. In the past, the Real Estate Trust has funded such shortfalls through a combination of external funding sources, primarily new financings (including sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments, will depend in significant part on its receipts of tax sharing payments from the Bank (pursuant to the Tax Sharing Agreement dated June 28, 1990, as amended, among the Trust, the Bank and their subsidiaries) and dividends from the Bank. The availability and amount of dividends and tax sharing payments in future periods, is dependent upon, among other things, the Bank's operating performance, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Trust for federal income tax purposes.

Management anticipates that the Trust will continue to file a consolidated federal income tax return and that the Bank will operate in a profitable manner enabling it to generate tax sharing payments. Management also anticipates that such tax sharing payments will be approved by the OTS in amounts sufficient to enable the Real Estate Trust to meet its debt service and other liquidity needs. Nonetheless, should tax sharing payments not be paid during the next twelve months, management estimates that the Real Estate Trust has adequate liquidity, including unencumbered cash balances and debt service escrow balances related to the Senior Secured Notes sufficient to fund its cash flow requirements, including debt service.

The Real Estate Trust's liquidity position was positively affected by the issuance on March 30, 1994 of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements. See Note 4. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

During fiscal 1994 and 1995, the Trust purchased 1,074,900 shares of common stock of Saul Centers, Inc. (representing 9.0% of such company's outstanding common stock) for approximately $18.1 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The Senior Secured Notes are secured, general obligations of the Trust ranking pari passu with all other unsubordinated obligations of the Trust, including the Unsecured Notes. The Senior Secured Notes are secured by a first-priority perfected security interest in 80% of the issued and outstanding common stock of the Bank, which 80% is owned by the Trust. The Indenture pursuant to which the Senior Secured Notes were issued contains convenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make loans to affiliates, make investments, sell assets, pay dividends or make distributions to holders of the Trust's capital stock.

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

The Bank has agreed not to make any additional tax sharing payments to the Real Estate Trust without the prior approval of the OTS. In April 1993, the Bank successfully completed a $75 million offering of preferred stock, which significantly strengthened the Bank's regulatory capital ratios. This capital infusion, together with the Bank's improved operating results, should enhance the prospects of the Real Estate Trust to receive tax sharing payments and dividends from the Bank in the future. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the tax sharing agreement between the Bank and the Real Estate Trust. OTS approval of this payment was conditioned on a pledge by or on behalf of the Real Estate Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of the pledge, the OTS approved, and the Bank made tax sharing payments to the Real Estate Trust of $9.6 and $20.5 million during fiscal 1994 and 1995, respectively.

The Real Estate Trust has never received cash dividends from the Bank. Receipt of cash dividends in the future will depend on the Bank's earnings and regulatory capital levels, among other factors. The Bank's written agreement with the OTS was amended in October 1993 to eliminate the requirement that the Bank obtain the written approval of the OTS before declaring or paying any dividends on its common stock. Nonetheless, the OTS must be notified regarding dividends declared or paid.

As the owner, directly and through a wholly owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership (see Note 2), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement provides for quarterly cash distributions to the partners out of net cash flow. During fiscal 1994 and 1995, the Real Estate Trust received distributions in the amount of $4.6 and $5.5 million, respectively, from Saul Holdings Limited Partnership.

In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line to provide it with additional liquidity. The terms of this line are described in
Note 4.

While the Real Estate Trust's ability to satisfy its liquidity requirements is contingent on future events, which include the sale of new Unsecured Notes in amounts sufficient to finance most of the scheduled maturities of outstanding unsecured Notes and the Bank's ability to pay tax sharing payments and dividends, the Real Estate Trust believes it will be able to consummate the transactions described above as well as explore other financing opportunities in order to raise sufficient proceeds to fund its liquidity requirements.

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In late August 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 21.5% interest, other entities affiliated with the Real Estate Trust own a 5.5% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings. The Real Estate Trust has pledged 62% of its interest in Saul Holdings to the Bank related to payments under the Tax Sharing Agreement.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and those of its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1995, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totalled approximately $115.5 million.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust at the date of transfer (the "FMV" of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the "FMV-Tax Difference"). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), an amount of gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all the partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, or any release of the guarantees of such debt by the Real Estate Trust, could cause the Real Estate Trust to have taxable constructive distributions without the receipt of any corresponding amounts of cash. Currently, management does not intend to seek a release of or a reduction in the guarantees or to convert its limited partner units in Saul Holdings into shares of Saul Centers common stock.

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

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners' equity of approximately $16.4 million of which approximately $3.5 million related to the Real Estate Trust's 21.5% ownership interest. Recognition by the Real Estate Trust of the change in its investment in the properties of approximately $107.8 million, from a deficit of $104.3 million to $3.5 million, has been deferred due to the Real Estate Trust's guarantee of $115.5 million under the Saul Centers reimbursement agreement. The deferred gain of $107.8 million is included in "Deferred gains - real estate" in the financial statements. The gain will be recognized in future periods to the extent the Real Estate Trust's obligations are terminated under the reimbursement agreement.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1995 that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1995, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

                                                           (In thousands)
                                                           --------------
Saul Holdings:
  Distributions in excess of allocated net income             $ (1,482)

Saul Centers:
  Acquisition of common shares                                  18,052
  Distributions in excess of allocated net income                 (963)
                                                            -----------
Total                                                         $ 15,607
                                                            ===========

The $15.6 million balance is included in "Other assets" in the financial statements.

As of September 30, 1995, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of 1,074,900 common shares of Saul Centers, effectively owns 28.1% of the consolidated entities of Saul Centers.

The Condensed Consolidated Balance Sheet at September 30, 1995 and 1994, and the Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 1995 and 1994, and for the period August 27, 1993 through September 30, 1993 of Saul Centers follow.

SAUL CENTERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     September 30,
                                                                 -----------------------
(IN THOUSANDS)                                                       1995        1994
-------------------------------------------------------------    ----------- -----------
ASSETS
  Real estate investments                                        $  315,221  $  286,575
  Accumulated depreciation                                          (89,871)    (81,307)
  Other assets                                                       44,181      47,667
                                                                 ----------- -----------
TOTAL ASSETS                                                     $  269,531  $  252,935
                                                                 =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                                  $  268,100  $  237,517
  Other liabilities                                                  13,882      17,062
                                                                 ----------- -----------
  Total liabilities                                                 281,982     254,579
  Total stockholders' equity                                        (12,451)     (1,644)
                                                                 ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  269,531  $  252,935
                                                                 =========== ===========


SAUL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           For the           August 27,
                                                            Twelve             1993
                                                         Months Ended         through
                                                         September 30,       September
                                                     -----------------------     30,
(IN THOUSANDS)                                           1995        1994       1993
-------------------------------------------------    ----------- ----------- -----------
REVENUE
    Base rent                                        $   46,606  $   42,757  $    3,854
    Other revenue                                        14,173      13,192       1,014
                                                     ----------- ----------- -----------
TOTAL REVENUE                                            60,779      55,949       4,868
                                                     ----------- ----------- -----------

EXPENSES
    Operating expenses                                   13,703      14,496       1,137
    Interest expense                                     17,271      12,213       1,122
    Amortization of deferred debt expense                 2,254       2,599         275
    Depreciation and amortization                         9,996       9,101         806
    General and administrative                            2,967       2,789         181
                                                     ----------- ----------- -----------
TOTAL EXPENSES                                           46,191      41,198       3,521
                                                     ----------- ----------- -----------

Operating income before extraordinary
    item and minority interest                           14,588      14,751       1,347
Extraordinary item - loss on early
    extinguishment of debt                                 --        (3,341)     (3,519)
                                                     ----------- ----------- -----------
Net income (loss) before minority interest               14,588      11,410      (2,172)
Minority interest                                        (6,855)     (3,524)        586
                                                     ----------- ----------- -----------
NET INCOME (LOSS)                                    $    7,733  $    7,886  $   (1,586)
                                                     =========== =========== ===========

3. INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

                                         Buildings
                                            and       Leashold                  Related
                        No.     Land    Improvements  Interests      Total        Debt
                        ---  ---------- ------------ ----------- ----------- -----------
(Dollars in thousands)
September 30, 1995:
Income-producing
 properties
Hotels                   10  $   9,885  $   112,764  $       --  $  122,649  $   79,745
Office and industrial     8      5,670      105,976          --     111,646      81,871
Other                     7      3,575          908         149       4,632         308
                        ---  ---------- ------------ ----------- ----------- -----------
                         25  $  19,130  $   219,648  $      149  $  238,927  $  161,924
                        ===  ========== ============ =========== =========== ===========

Land parcels             10  $  38,458  $        --  $       --  $   38,458  $   26,202
                        ===  ========== ============ =========== =========== ===========

September 30, 1994:
Income-producing
 properties
Hotels                    9  $   8,862  $   103,298  $       --  $  112,160  $   74,911
Office and industrial     8      5,670      105,225          --     110,895      85,433
Other                     7      3,575          861         149       4,585         395
                        ---  ---------- ------------ ----------- ----------- -----------
                         24  $  18,107  $   209,384  $      149  $  227,640  $  160,739
                        ===  ========== ============ =========== =========== ===========

Land parcels             10  $  38,455  $        --  $       --  $   38,455  $   28,572
                        ===  ========== ============ =========== =========== ===========

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2009 and accrue interest at annual rates from 7.6% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

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

On March 30, 1994, the Real Estate Trust issued $175.0 million aggregate principal amount of its Senior Secured

Notes. The Senior Secured Notes are general obligations of the Real Estate Trust ranking pari passu with all other unsubordinated obligations of the Trust and are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank and by certain other assets of the Trust as described herein. After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of the remaining amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years. During fiscal 1994 and fiscal 1995, the Real Estate Trust purchased 1,074,900 shares of common stock of Saul Centers (representing 9.0% of such company's outstanding stock) for approximately $18.1 million. These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee. The Senior Secured Notes may be redeemed in whole or in part at any time on or after April 1, 1998, subject to, among other things, prepayment premiums.

In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with a bank. This facility is for a two-year period and may be extended for one or more additional one- year terms. Interest is computed by reference to a floating rate index. As collateral for the facility, the Real Estate Trust has pledged 30.5% of its interest in Saul Holdings. Borrowings under the facility at year end totalled $500,000 and unrestricted availability amounted to $14.5 million.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization. Notes sold after November 14, 1986, are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1995 and 1994 were 10.5% and 11.1%, respectively. During fiscal 1994 and 1995, the Real Estate Trust sold notes amounting to approximately $15.7 and $8.0 million, respectively.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1995 for the fiscal years commencing October 1, 1995 is set forth in the following table.

                               Debt Maturity Schedule
                                   (In thousands)
          ------------------------------------------------------------------
                                            Notes       Notes
           Fiscal             Mortgage    Payable-     Payable-
            Year                Notes      Secured    Unsecured     Total
          ---------          ---------- ------------ ----------- -----------
          1996               $   7,463  $      --    $    6,123  $   13,586
          1997                  21,691          500       5,606      27,797
          1998                   7,413         --         7,262      14,675
          1999                  17,076         --        12,984      30,060
          2000                  18,855         --         5,864      24,719
          Thereafter           112,004      175,000       3,218     290,222
                             ---------- ------------ ----------- -----------
          Total              $ 184,502  $   175,500  $   41,057  $  401,059
                             ========== ============ =========== ===========

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has one noncancelable long-term lease which provides for periodic adjustments of the basic annual rent. This lease will expire in 2061. The minimum future rental commitments under this lease amount to $101,000 per year for the next five fiscal years; thereafter, the total commitment is $6.0 million.

The Consolidated Statements of Operations contain minimum ground rent expense of $101,000, $102,000 and $286,000 in fiscal 1995, 1994 and
1993, respectively. In addition to the minimum ground rent payments, real estate taxes on the land are an obligation of the Real Estate Trust.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

This income classification includes minimum and overage rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1995, 1994, and 1993 amounted to $17.9, $15.9 and $38.0 million, respectively. Overage rent for these periods amounted to $0.3, $0.3 and $2.7 million, respectively. Future minimum rentals as of September 30, 1995 under noncancelable leases are as follows:

                    Fiscal
                    Year                        (In thousands)
                    --------------------------------------------
                    1996                             $   12,554
                    1997                                  9,756
                    1998                                  7,275
                    1999                                  4,956
                    2000                                  2,281
                    Thereafter                            5,185
                    --------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $97,000 during the period October through December 1992, $157,000 during the period January 1993 through September 1993, $250,000 during the period October 1993 through March 1994, and $292,000 during the period April 1994 through September 1995. The advisory contract has been extended until September 30, 1996, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules for providing those services by Saul Co. and Franklin are reviewed and approved by the Trustees after comparison with rates charged by competitive firms for comparable services in the various market areas. Fees paid to Saul Co. and Franklin amounted to $4.8, $4.5 and $7.7 million in fiscal 1995, 1994 and 1993, respectively. The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $80,000, $157,000 and $118,000 in fiscal 1995, 1994 and 1993, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $158,000, $157,000 and $221,000 in fiscal 1995, 1994 and
1993, respectively.

The Real Estate Trust had a working capital loan from the Saul Co. of approximately $3.3 million as of September 30, 1993, bearing interest of 1/2 percent over prime per annum. The funds were used for general operating purposes and the loan was satisfied in March 1994. Interest paid on this loan in fiscal 1994 and 1993 amounted to $139,000 and $365,000, respectively. In April 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. Interest paid on this loan in fiscal 1995 and 1994 amounted to $1,180,000 and $565,000, respectively.

TRANSACTIONS WITH OTHER AFFILIATES

The Real Estate Trust obtained a $5.0 million secured loan from The Klingle Corporation in August 1992, which was repaid during fiscal 1994.
 It accrued interest at a rate of prime plus 1.5%. The Real Estate Trust incurred interest expense of $193,000 and $365,000 during fiscal 1994 and 1993, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1995, 1994, and 1993, the Real Estate Trust paid the Trustees $81,000, $76,000 and $79,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and two received payments for their services as directors of the Bank. Three of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $0.8, $1.3 and $1.2 million, excluding expense reimbursements, during fiscal 1995, 1994, and 1993, respectively, for legal services to the Real Estate Trust and its wholly-owned subsidiaries.

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

SAUL HOLDINGS LIMITED PARTNERSHIP

See Note 2 for a description of this partnership. The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1995 and 1994 were $3.1 and $2.4 million, respectively. The Real Estate Trust's share of losses for Saul Holdings for its initial period of operations, August 27, 1993 through September 30, 1993, was $467,000.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank, Franklin and Saul Co. at several of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $55,000, $51,000 and $460,000, in fiscal 1995, 1994 and 1993, respectively.

8. LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

Loans held for securitization and sale are composed of the following:

                                        September 30,            September 30,
  (In thousands)                            1995                     1994
  ----------------------------          ------------             -----------
  Credit card receivables               $   300,000              $  115,000
  Automobile loan receivables               200,000                    --
                                        ------------             -----------
    Total                               $   500,000              $  115,000
                                        ============             ===========

9. INVESTMENT SECURITIES - THE BANK

At September 30, 1995, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's investment securities at September 30, 1995 are as follows:

                                                        Gross       Gross
                                                      Unrealized  Unrealized  Aggregate
                                          Amortized    Holding     Holding       Fair
(In thousands)                              Cost        Gains       Losses      Value
--------------------------------------- ------------ ----------- ----------- -----------
September 30, 1995
  U.S. Government securities
    Maturing within one year            $     4,370  $        1  $     --    $    4,371
                                        ============ =========== =========== ===========

As discussed in Note 1, at September 30, 1994, investment securities
were classified as available-for-sale and carried at fair value.   Gross
unrealized holding gains and losses on the Bank's investment securities at September 30, 1994 are as follows:

                                                        Gross       Gross
                                                      Unrealized  Unrealized  Aggregate
                                          Amortized    Holding     Holding       Fair
(In thousands)                              Cost        Gains       Losses      Value
--------------------------------------- ------------ ----------- ----------- -----------
September 30, 1994
  U.S. Government securities            $     4,399  $     --    $     (135) $    4,264
  Other securities                              100        --          --           100
                                        ------------ ----------- ----------- -----------
    Total                               $     4,499  $     --    $     (135) $    4,364
                                        ============ =========== =========== ===========

Proceeds from sales of investment securities, including securities held for sale, during fiscal 1993 were $181.8 million. Gross gains of $8.9 million and gross losses of $0 were realized on sales during fiscal 1993. There were no sales of investment securities during the years ended September 30, 1995 and 1994.

At September 30, 1995, certain investment securities were pledged as collateral for certain letters of credit. See Note 28.

10. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1995, all mortgage-backed securities are classified as
held-to-maturity.   Gross unrealized holding gains and losses on the
Bank's mortgage-backed securities at September 30, 1995 are as follows:

                                                        Gross       Gross
                                                      Unrealized  Unrealized  Aggregate
                                          Amortized    Holding     Holding       Fair
(In thousands)                              Cost        Gains       Losses      Value
--------------------------------------- ------------ ----------- ----------- -----------
September 30, 1995
  FNMA                                  $    27,182  $       50  $      (13) $   27,219
  FHLMC                                     718,640         833      (1,689)    717,784
  Private label, AA-rated                   134,386         364         (33)    134,717
                                        ------------ ----------- ----------- -----------
    Total                               $   880,208  $    1,247  $   (1,735) $  879,720
                                        ============ =========== =========== ===========

As discussed in Note 1, at September 30, 1994, mortgage-backed securities were classified as available-for-sale and carried at fair value. Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at September 30, 1994 are as follows:

                                                        Gross       Gross
                                                      Unrealized  Unrealized  Aggregate
                                          Amortized    Holding     Holding       Fair
(In thousands)                              Cost        Gains       Losses      Value
--------------------------------------- ------------ ----------- ----------- -----------
September 30, 1994
   FNMA                                 $    34,896  $       39  $     (454) $   34,481
   FHLMC                                    834,516         545     (24,143)    810,918
   Private label, AA-rated                  179,349         798         (21)    180,126
                                        ------------ ----------- ----------- -----------
    Total                               $ 1,048,761  $    1,382  $  (24,618) $1,025,525
                                        ============ =========== =========== ===========

Proceeds from sales of mortgage-backed securities, including mortgage-backed securities held for sale, were $810.8 million during the year ended September 30, 1993. Gross gains of $10.2 million and gross losses of $4.4 million were realized on the sale of mortgage-backed securities, including mortgage-backed securities held for sale, during the year ended September 30, 1993. There were no sales of mortgage-backed securities from the available-for-sale or the held-to-maturity portfolios during the years ended September 30, 1995 and 1994. See "Summary of Significant Accounting Policies - Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $5.7 and $6.3 million at September 30, 1995 and 1994, respectively, and is included in other assets in the Consolidated Balance Sheets.

At September 30, 1995, certain mortgage-backed securities were pledged as collateral for securities sold under repurchase agreements, other short-term borrowings and other recourse arrangements. See Notes 19 and
28. Other mortgage-backed securities with a book value of $22.3 million were pledged as collateral primarily for credit card settlement obligations.

11. LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                          September 30,
                                                     -----------------------
  (In thousands)                                         1995        1994
  -------------------------------------------------- ----------- -----------
  Single-family residential                          $1,322,772  $1,335,645
  Home equity                                            29,024      34,708
  Commercial and multifamily                             86,007      84,639
  Real estate construction                               46,848      66,909
  Ground                                                  6,892      18,935
  Credit card                                           712,548     535,199
  Automobile                                             39,217     289,346
  Overdraft lines of credit                              15,049       8,365
  Home improvement                                      112,705      37,526
  Other                                                  31,975      22,572
                                                     ----------- -----------
                                                      2,403,037   2,433,844
                                                     ----------- -----------
  Less:
    Undisbursed portion of loans                         28,147      35,535
    Unearned discounts                                    1,101       1,438
    Net deferred loan origination costs                 (13,929)    (10,932)
    Reserve for losses on loans                          60,496      50,205
                                                     ----------- -----------
                                                         75,815      76,246
                                                     ----------- -----------
      Total                                          $2,327,222  $2,357,598
                                                     =========== ===========

The Bank serviced loans owned by others amounting to $5,250.8 and $3,943.8 million at September 30, 1995 and 1994, respectively.

Accrued interest receivable on loans totaled $21.9 and $17.1 million at September 30, 1995 and 1994, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                                      September 30,
                                                                 -----------------------
  (In thousands)                                                     1995        1994
  -------------------------------------------------------------- ----------- -----------
  Land, development, construction
       and rental properties                                     $    3,819  $   69,767
  Investment in limited partnership                                    --        (2,478)
  Investment in real estate venture                                    --         8,915
                                                                 ----------- -----------
       Total real estate held for investment                          3,819      76,204
                                                                 ----------- -----------

  Real estate held for sale                                         354,277     387,024
                                                                 ----------- -----------

  Less:
    Reserve for losses on real estate held
       for investment                                                   193       9,899
    Reserve for losses on real estate held for sale                 135,043     109,074
    Accumulated depreciation and amortization                          --        13,600
                                                                 ----------- -----------
                                                                    135,236     132,573
                                                                 ----------- -----------

      Total real estate held for investment or sale              $  222,860  $  330,655
                                                                 =========== ===========

Earnings (loss) on real estate held for investment or sale is composed of the following:

                                                                September 30,
                                                     -----------------------------------
  (In thousands)                                         1995        1994        1993
  -------------------------------------------------- ----------- ----------- -----------
  Provision for losses                               $  (26,321) $  (14,052) $  (30,415)
  Net income from operating properties                    2,382       3,521       6,496
  Equity earnings from investments in
    limited partnerships                                  4,470         391       1,694
  Net gain on sales                                      14,412      10,975       9,503
                                                     ----------- ----------- -----------
    Total                                            $   (5,057) $      835  $  (12,722)
                                                     =========== =========== ===========

During fiscal 1995, the Bank sold two residential apartment buildings which were previously classified as real estate held for investment and had an aggregate net book value of $25.3 million and recognized a net gain of $5.3 million. Also during fiscal 1995, an office building, previously classified as real estate held for investment, which had a book value of $24.5 million at September 30, 1995, was transferred to property and equipment as management plans to use a significant portion of the building to satisfy the Bank's current and anticipated need for additional office space. In addition, during fiscal 1995, the investment in real estate venture was transferred to REO and the Bank sold its limited partnership interest in an office building at an amount that exceeded its net carrying value.

During fiscal 1994, the Bank sold its interests in three limited partnerships to other partners at an aggregate amount that exceeded the net carrying values of these assets.

At September 30, 1994, the Bank had an ADC arrangement with, and held a partnership interest in, a limited partnership. As discussed above, the Bank sold its limited partnership interest and transferred its ADC arrangement to REO during fiscal 1995. The partnership and ADC arrangement were initially formed for the purpose of acquiring, developing, operating and selling real estate and were accounted for under the equity method with profits and losses allocated proportionately among the partnership interests. At September 30, 1994, there were no outstanding commitments, lines of credit or other arrangements between the Bank and the partnership relating to these investments other than reflected below. Combined, condensed financial information for the partnerships and ADC arrangement is presented below:

                                BALANCE SHEETS

                                                                            September 30,
(In thousands)                                                                   1994
----------------------------------------------------------------            ------------
ASSETS
  Land, buildings, construction in progress
    and other assets                                                         $   49,567
                                                                            ============
LIABILITIES AND PARTNERSHIP EQUITY
  Notes payable to the Corporations                                          $    8,915
  Other liabilities                                                              46,546
  Partnership (deficit) equity:
  -Corporations                                                                  (2,920)
  -Others                                                                        (2,974)
                                                                            ------------
                                                                             $   49,567
                                                                            ============

                         STATEMENTS  OF  OPERATIONS (1)

                                                                 Year Ended September 30,
                                                                 -----------------------
(In thousands)                                                       1994        1993
---------------------------------------------------------------- ----------- -----------
  Income                                                         $    7,280  $   12,492
  Expenses                                                           (7,360)    (13,669)
  Gain on sales of property                                            --         4,892
                                                                 ----------- -----------
    Net income (loss)                                            $      (80) $    3,715
                                                                 =========== ===========

(1) There were no significant operations during fiscal 1995.

Prior to fiscal 1995, with respect to the ADC arrangement, the limited partnership classified the Bank's investment in the real estate project as a liability payable to the Bank rather than as equity.

13. ALLOWANCES FOR LOSSES - THE BANK

Activity in the allowances for losses on loans receivable and real estate held for investment or sale is summarized as follows:

                                                                 Real Estate
                                                                   Held for
                                                        Loans     Investment
  (In thousands)                                      Receivable   or Sale
  -------------------------------------------------- ----------- -----------
  Balance, September 30, 1992                        $   78,818  $  109,044
    Provision for losses                                 60,372      30,415
    Charge-offs                                         (84,890)    (27,815)
    Recoveries                                           13,740        --
                                                     ----------- -----------
  Balance, September 30, 1993                            68,040     111,644
    Provision for losses                                 29,222      14,052
    Charge-offs                                         (61,039)     (6,723)
    Recoveries                                           13,982        --
                                                     ----------- -----------
  Balance, September 30, 1994                            50,205     118,973
    Provision for losses                                 54,979      26,321
    Charge-offs                                         (56,577)    (10,058)
    Recoveries                                           11,889        --
                                                     ----------- -----------
  Balance, September 30, 1995                        $   60,496  $  135,236
                                                     =========== ===========

The allowances for losses at September 30, 1995 are based on management's estimates of the amount of allowances required to reflect the risks in the loan and real estate portfolios based on circumstances and conditions known at the time. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

14. NON-PERFORMING  ASSETS - THE BANK

Non-performing assets are composed of the following at September 30, 1995:

                                                     Non-accrual     Real
  (Dollars in thousands)                                Loans     Estate (1)    Total
  -------------------------------------------------- ----------- ----------- -----------
  Single-family residential                          $    8,593  $    3,532  $   12,125
  Residential land, development and construction           --       197,424     197,424
  Office building                                           194        --           194
  Commercial land                                          --        18,278      18,278
                                                     ----------- ----------- -----------
    Total real estate assets                              8,787     219,234     228,021
  Credit card                                            18,569        --        18,569
  Other                                                     595        --           595
                                                     ----------- ----------- -----------
    Total non-performing assets                      $   27,951  $  219,234  $  247,185
                                                     =========== =========== ===========
  Reserves for Losses
    Real estate                                      $   10,880  $  135,236  $  146,116
    Credit card                                          46,325        --        46,325
    Other                                                 3,291        --         3,291
                                                     ----------- ----------- -----------
      Total                                          $   60,496  $  135,236  $  195,732
                                                     =========== =========== ===========

  Reserves for Losses as a Percentage of
  Non-Performing Assets (2)
    Real estate                                          123.82%      38.17%      40.25%
    Credit card                                          249.47%      --         249.47%
    Other                                                553.11%      --         553.11%
                                                     ----------- ----------- -----------
      Total                                              216.44%      38.17%      51.21%
                                                     =========== =========== ===========

(1) Real estate acquired in settlement of loans is shown net of valuation allowances.
(2) The ratio of reserves for losses to non-performing assets is calculated before the deduction of such reserves.

Approximately 24.7% of the Bank's non-performing credit card loans are located in the Washington, D.C. metropolitan area. In general, the Bank's remaining non-performing assets are located in the Washington, D.C. metropolitan area, including approximately 58.4% located in Loudoun County, Virginia.

The ultimate collection or realization of the Bank's non-performing assets will be primarily dependent on the general economic conditions in the Washington, D.C. metropolitan area. Based upon current economic conditions and other factors, the Bank has provided loss allowances and initial write-downs for real estate acquired in settlement of loans. See Note 13. As circumstances change, it may be necessary to provide additional allowances based on new information.

At September 30, 1995 and 1994, the Bank had $15.8 and $29.1 million, respectively, of loans accounted for as troubled debt restructurings, all of which were included as performing loans. At September 30, 1995, the Bank had commitments to lend $1.1 million of additional funds on loans which have been restructured.

The amount of interest income that would have been recorded if non-accrual assets and restructured loans had been current in accordance with their original terms was $7.2, $9.1 and $10.5 million for the years ended September 30, 1995, 1994 and 1993, respectively. The amount of interest income that was recorded on these loans was $2.0, $2.7 and $3.0 million for the years ended September 30, 1995, 1994 and 1993, respectively.

15. SIGNIFICANT SALES TRANSACTIONS - THE BANK

The Bank periodically sells credit card receivables through asset-backed securitizations, in which credit card receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The Bank sold and received gross proceeds of $1,550.0, $1,350.0 and $350.0 million for these asset-backed certificates during the years ended September 30, 1995, 1994 and 1993, respectively. No gains or losses were recorded on the transactions; however, excess servicing fees are recognized over the related lives of the transactions. Outstanding trust certificate balances related to these and previous securitizations were $3,226.3 and $1,953.8 million at September 30, 1995 and 1994, respectively. The related receivable balances contained in the trusts were $3,776.9 and $2,330.9 million at September 30, 1995 and 1994, respectively. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

During fiscal 1995, the Bank sold amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations through an asset-backed securitization, in which amounts on deposit in such spread accounts were transferred to a trust, and the Bank sold certificates to investors representing ownership interests in the trust. The amount of the asset-backed certificates sold and gross proceeds received was $59.2 million. No gain or loss was recorded on the transaction. The outstanding trust certificate balance related to this securitization was $58.7 million at September 30, 1995.

During fiscal 1994, the Bank sold credit card relationships with related outstanding receivable balances of $96.5 million. Gains of $16.9 million were recorded in connection with this sale for the year ended September 30, 1994, and the Bank is no longer servicing these relationships. No such sales occurred during the years ended September 30, 1995 and 1993.

The Bank periodically sells home equity credit line receivables through asset-backed securitizations, in which home equity credit line receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The amount of asset-backed certificates sold and gross proceeds received was $150.5, $181.9 and $340.4 million, during the years ended September 30, 1995, 1994 and 1993, respectively. Gains recognized on these transactions were $7.6, $9.5 and $16.8 million, during the years ended September 30, 1995, 1994 and 1993, respectively, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $455.8 and $464.7 million, respectively, at September 30, 1995. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $485.4 million at September 30, 1994. The Bank is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

During fiscal 1995, the Bank sold automobile loan receivables through an asset-backed securitization, in which automobile loan receivables were transferred to a trust, and the Bank sold certificates to investors representing ownership interests in the trust. The amount of asset-backed certificates sold and gross proceeds received was $252.2 million. The gain recognized on this transaction was $4.0 million, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trust were $218.3 million at September 30, 1995. The Bank is contingently liable under a credit enhancement facility related to this transaction. See Note 28.

16. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                                          Estimated                    September 30,
                                           Useful                -----------------------
  (Dollars in thousands)                    Lives                    1995        1994
  -------------------------------------  -----------             ----------- -----------
  Land                                        -                  $   38,616  $   24,035
  Construction in progress                    -                       6,446       1,532
  Buildings and improvements             10-45 years                 63,189      48,411
  Leasehold improvements                 5-20 years                  66,043      52,987
  Furniture and equipment                5-10 years                 131,001     121,947
  Automobiles                            3-5 years                    1,801       1,366
                                                                 ----------- -----------
                                                                    307,096     250,278
  Less:
    Accumulated depreciation and amortization                       126,658     105,870
                                                                 ----------- -----------
      Total                                                      $  180,438  $  144,408
                                                                 =========== ===========

Depreciation expense amounted to $19.1, $18.5 and $14.8 million for the years ended September 30, 1995, 1994 and 1993, respectively.

During fiscal 1995, an office building previously classified as real estate held for investment was transferred to property and equipment as management plans to use a significant portion of the building to satisfy the Bank's current and anticipated need for additional office space. This asset had a book value of $24.5 million at September 30, 1995.

17. LEASES - THE BANK

The Corporations have noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from 1996 to 2019 and ground leases which have terms expiring from 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1995:

          Year Ending
          September 30,      (In thousands)
          -------------      --------------
            1996             $  14,772
            1997                11,954
            1998                10,020
            1999                 8,028
            2000                 6,763
            Thereafter          54,934
                             ----------
            Total            $ 106,471
                             ==========

Rent expense totaled $11.2, $9.7 and $9.2 million for the years ended September 30, 1995, 1994 and 1993, respectively.

18. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                          September 30,
                                        ------------------------------------------------
                                                  1995                     1994
                                        ------------------------ -----------------------
                                                       Weighted                Weighted
                                                       Average                 Average
  (Dollars in thousands)                   Amount        Rate       Amount       Rate
  ------------------------------------- ------------ ----------- ----------- -----------
  Demand accounts                       $   123,141        --    $   94,600        --
  NOW accounts                              826,977        2.91%    823,627        2.95%
  Money market deposit accounts             984,257        4.02%  1,104,730        3.84%
  Statement savings accounts                872,366        3.48%  1,201,141        3.49%
  Other deposit accounts                     61,011        2.98%     57,696        2.99%
  Certificate accounts, less than $100    1,112,817        5.80%    657,134        4.13%
  Certificate accounts, $100 or more        178,683        5.99%     69,833        4.52%
                                        ------------             -----------
    Total                               $ 4,159,252        4.11% $4,008,761        3.51%
                                        ============             ===========

Interest expense on deposit accounts is composed of the following:

                                                           Year Ended September 30,
                                                     -----------------------------------
  (In thousands)                                         1995        1994        1993
                                                     ----------- ----------- -----------
  NOW accounts                                       $   23,692  $   23,147  $   18,523
  Money market deposit accounts                          42,420      37,305      39,430
  Statement savings accounts                             33,394      39,147      26,598
  Other deposit accounts                                  1,731       1,573       1,381
  Certificate accounts                                   53,033      29,723      41,813
                                                     ----------- ----------- -----------
                                                        154,270     130,895     127,745
  Custodial accounts                                         29          29          47
                                                     ----------- ----------- -----------
     Total                                           $  154,299  $  130,924  $  127,792
                                                     =========== =========== ===========

Outstanding certificate accounts at September 30, 1995 mature in the years indicated as follows:

          Year Ending
          September 30,                 (In thousands)
          -------------                 --------------
            1996                        $   885,430
            1997                            224,455
            1998                             66,429
            1999                             29,078
            2000                             86,108
                                        --------------
            Total                       $ 1,291,500
                                        ==============

At September 30, 1995, certificate accounts of $100,000 or more have contractual maturities as indicated below:

    (In thousands)
    ---------------------------------------------
    Three months or less                             $   75,571
    Over three months through six months                 31,405
    Over six months through 12 months                    36,596
    Over 12 months                                       35,111
                                                     -----------
      Total                                          $  178,683
                                                     ===========

19. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
        SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                September 30,
                                                     -----------------------------------
(Dollars in thousands)                                   1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
Securities sold under repurchase agreements:
  Balance at year-end                                $     --    $     --    $   83,151
  Average amount outstanding during the year            159,044     103,299     265,176
  Maximum amount outstanding at any month-end           353,615     202,256     478,534
  Amount maturing within 30 days                           --          --        83,151
  Weighted average interest rate during the year           6.02%       3.78%       3.28%
  Weighted average interest rate on year-end
    balances                                               --          --          3.23%

Other short-term borrowings:
  Balance at year-end                                $   10,435  $    8,907  $    5,115
  Average amount outstanding during the year             20,451      13,336       2,212
  Maximum amount outstanding at any month-end            53,242      51,992       5,115
  Amount maturing within 30 days                         10,435       8,907       5,115
  Weighted average interest rate during the year           5.59%       3.42%       2.77%
  Weighted average interest rate on year-end
    balances                                               5.70%       4.87%       3.71%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1995, the Bank had pledged mortgage-backed securities with a book value of $18.8 million to secure certain other short-term borrowings.

20. BONDS PAYABLE - THE BANK

At September 30, 1994, bonds payable represented bonds (term and serial) issued through a local housing finance agency secured by land and two residential apartment buildings having an aggregate net book value of $25.7
million.   The assets securing these bonds were included in real estate
held for investment or sale.   During fiscal 1995, the Bank sold the
apartment buildings.  See Note 12.   In connection with the sale, the bonds
were assumed by the purchaser.

The term bonds amounting to $23.7 million at September 30, 1994 bore interest at 9.7% The serial bonds amounting to $305,000 at September 30, 1994 bore interest at 9.3%.

Deferred debt issuance costs, net of accumulated amortization, amounted to $504,000 at September 30, 1994 and were included in other assets in the Consolidated Balance Sheets. These amounts were amortized using the level-yield method over the life of the related debt. In connection with the sale discussed above, the remaining unamortized amounts became a component of the gain on sale during fiscal 1995.

At September 30, 1994, $3.0 million of bond proceeds were held in a restricted cash account by the trustee for the purpose of paying principal and interest on the bonds in the event that the Corporations were unable to fund payments. This amount was included in interest-bearing deposits in the Consolidated Balance Sheets. In connection with the sale discussed above, the proceeds were released from the restrictions during fiscal 1995.

21. NOTES PAYABLE - THE BANK

Notes payable bear interest at rates ranging from 8.9% to 13.0% and are due in varying installments through 2004.

Scheduled repayments of notes payable at September 30, 1995 are as follows:

          Year Ending
          September 30,      (In thousands)
          -------------      --------------
            1996             $     236
            1997                   260
            1998                   286
            1999                   314
            2000                   346
            Thereafter           6,072
                             ----------
          Total              $   7,514
                             ==========

22. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1995, the advances from the Federal Home Loan Bank of Atlanta totaled $155.1 million. Of the total advances at September 30, 1995, (a) $50.0 million have a current interest rate of 6.75%, reprice daily and mature in October 1995, and (b) $100.0 million have a current interest rate of 5.77%, adjust quarterly based on the three-month London Interbank Offered Rate ("LIBOR") and mature in August 1996. The weighted average interest rate on the remaining $5.1 million is 7.51% which is fixed for the term of the advances and matures over varying periods ending between December 1996 and September 2000.

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $309.7 million and mortgage-backed securities with a book value of $138.6 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1995 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

23. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders, are composed of the following:

                                              September 30,
                                        ------------------------   Interest
(Dollars in thousands)                      1995         1994        Rate
--------------------------------------- ------------ ----------- -----------
Private placement:
  BACOB Bank, s.c.,
       due 1996                         $    10,000  $   10,000  LIBOR + 3.0%

Public placement:
  Subordinated debentures due 2005          150,000     150,000   9 1/4%
                                        ------------ -----------
    Total                               $   160,000  $  160,000
                                        ============ ===========

On November 23, 1993, the Bank sold $150.0 million 9 1/4% Subordinated Debentures due 2005 (the "Debentures"). The Bank received net proceeds of $143.6 million from the sale of the Debentures, of which approximately $134.2 million was used to redeem $78.5 million of debentures due in 2002 and $50.0 million of debentures due in 2003 on December 23, 1993 and December 24, 1993, respectively. The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of these debentures. The OTS approved the inclusion of the principal amount of the Debentures in the Bank's supplementary capital for regulatory capital purposes.

The indenture pursuant to which the Debentures were sold ("the Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock.

Deferred debt issuance costs, net of accumulated amortization, amounted to $5.9 and $6.2 million at September 30, 1995 and 1994, respectively, and are included in other assets in the Consolidated Balance Sheets.

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

25. RETIREMENT PLAN - THE BANK

The Bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $3.9, $3.5 and $3.1 million for the years ended September 30, 1995, 1994 and 1993, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank's common stock.

26. REGULATORY MATTERS - THE BANK

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank's regulatory capital requirements at September
30, 1995 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September 30, 1995, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements. In addition, on the basis of its balance sheet at September 30, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the "prompt corrective action regulations." The information below is based upon the Bank's understanding of the applicable FIRREA and "prompt corrective action" regulations and related interpretations.

                                                                     MINIMUM                  EXCESS
                                            ACTUAL             CAPITAL REQUIREMENT            CAPITAL
                                      -------------------- ------------------------ -----------------------
                                                 As a % of               As a % of               As a % of
(Dollars in thousands)                  Amount   Assets(4)    Amount       Assets      Amount      Assets
----------------------                ---------  --------- ------------  ---------- -----------  ----------
Capital per financial statements      $328,544
  Net unrealized holding losses(1)       3,112
                                      --------
Adjusted capital                       331,656

Adjustments for tangible and
 core capital:
  Intangible assets                    (45,697)
  Non-includable subsidiaries (2)       (2,122)
  Non-qualifying purchased/
   originated loan servicing            (1,493)
                                       --------
Total tangible capital                  282,344       5.77% $    73,438        1.50% $  208,906        4.27%
                                       --------  =========  ===========  ==========  ==========  ==========
  Supervisory goodwill (3)                    0
                                       --------
Total core capital(4)                   282,344       5.77% $   195,835        4.00% $   86,509        1.77%
                                       --------  =========  ===========  ==========  ==========  ==========
Tier 1 risk-based capital (4)           282,344       6.65% $   169,873        4.00% $  112,471        2.65%
                                       --------  =========  ===========  ==========  ==========  ==========

Adjustments for  risk-based capital:
  Subordinated capital debentures       151,400
  Allowance for general loan losses      53,264
                                       --------
   Total supplementary capital          204,664
                                       --------
  Excess allowance for loan losses         (176)
                                       --------
  Adjusted supplementary capital        204,488
                                       --------
  Total available capital               486,832
  Equity investments (2)                (25,702)
                                       --------
Total risk-based capital (4)           $461,130      11.63% $   339,746        8.00% $  121,384        3.63%
                                       ========  =========  ===========  ==========  ==========  ==========

(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.

(2) Reflects an aggregate offset of $3.7 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(3) Effective January 1, 1995, the amount of supervisory goodwill includable as core capital under OTS regulations decreased from 0.375% to 0% of tangible assets.

(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

At September 30, 1995, the Bank had $3.9 million in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which are required to be phased-out from all three capital requirements according to the following schedule (which reflects OTS approval of the Bank's use of a delayed phase-in period pursuant to legislation enacted in October
1992): 60% beginning July 1, 1995 and 100% beginning July 1, 1996. At September 30, 1995, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $29.2 million which were fully phased-out from total risk-based capital.

As of September 30, 1995, the Bank had $45.7 million in supervisory goodwill, all of which was excluded from core capital pursuant to statutory provisions.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In September 1995, the Bank received from the OTS a one-year extension of the five-year holding period for certain of its REO properties. The following table sets forth the Bank's REO at September 30, 1995, after valuation allowances of $135.0 million, by the fiscal year in which the property was acquired through foreclosure.

          Fiscal Year        (In thousands)
          -----------        --------------
            1990             $  89,070   (1)(2)
            1991                90,207   (2)
            1992                15,080
            1993                 4,809
            1994                 8,389
            1995                11,679
                             ----------
          Total REO          $ 219,234
                             ==========

(1) Includes REO with an aggregate net book value of $29.2 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $153.5 million, for which the Bank received an extension of the five-year holding period through September 29, 1996.

Under the OTS "prompt corrective action" regulations, an institution is categorized as "well capitalized" if it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. The Bank's regulatory capital ratios exceeded the requirements for a "well capitalized" institution at September 30, 1995. Additionally, on a fully phased-in basis at September 30, 1995, the Bank's regulatory capital ratios would exceed the ratios established for "well capitalized" institutions.

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

In November 1995, Congress passed and presented to President Clinton, the Balanced Budget Act of 1995 (the "Budget Act") which could, among other things, capitalize the Savings Association Insurance Fund ("SAIF") and either reduce or eliminate the anticipated disparity between Bank Insurance Fund ("BIF") and SAIF insurance premiums. Under the Budget Act: (i) thrift institutions would pay a one-time assessment estimated to be up to 85 basis points on their SAIF-insured deposits to increase the SAIF's reserve ratio to 1.25%; and (ii) effective January 1, 1996, the assessment base for interest payments on Financing Corporation bonds, which were issued in the late 1980s to resolve troubled thrifts, would be expanded to cover all FDIC-insured institutions, including members of both BIF and SAIF. If the legislation is enacted in its current form, the Bank would be required to pay a one-time assessment of up to $35 million in the first quarter of calendar year 1996; however, the Bank's semi-annual risk-based deposit insurance premiums should be reduced in future years.

27. TRANSACTIONS WITH RELATED PARTIES - THE BANK

  LOANS RECEIVABLE:

  From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1995 is as follows:

    (In thousands)
    ------------------------------------------------
    Balance, September 30, 1994        $      4,702
      Additions                               1,553
      Reductions                             (2,350)
                                       -------------
    Balance, September 30, 1995        $      3,905
                                       =============

  SERVICES:

  B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, cafeteria management, insurance brokerage and leasing. Fees for these services were $460,000, $548,000 and $630,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

  The law firm in which one director of the Bank is a partner received $2.8, $2.4 and $2.7 million for legal services rendered to the Bank during the years ended September 30, 1995, 1994 and 1993, respectively.

  For the years ended September 30, 1995, 1994 and 1993, one of the directors of the Bank was paid $30,000, $30,000 and $28,000, respectively, for consulting services rendered to the Bank. Another director of the Bank was paid total fees of $75,000 and $50,000 for the years ended September 30, 1995 and 1994, respectively, for consulting services.

  A former director of the Bank and his wife are entitled to $125,000 per year in supplemental retirement benefits under an agreement entered into by the Bank in 1990 in connection with the director's former employment as a Vice Chairman of the Bank. The director also received compensation under an agreement for ongoing services provided to the Bank. Amounts paid to the director under these agreements totaled $165,000, $167,000 and $165,000 in fiscal 1995, 1994 and 1993, respectively.

  TAX SHARING AGREEMENT:

  The Bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $20.5, $9.6 and $5.0 million to the Trust during fiscal 1995, 1994 and 1993, respectively, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1995, 1994 and 1993 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Under the terms of the Bank's written agreement with the OTS dated September 30, 1991, as amended, the Bank has agreed not to make any tax sharing payments to the Trust unless such payments are approved by the OTS. However, the Bank continues to account for income taxes in accordance with the Tax Sharing Agreement. At September 30, 1995 and 1994, the estimated tax sharing payment payable to the Trust by the Bank was $17.7 and $12.0 million, respectively.

  OTHER:

  The Bank paid $4.2, $3.9 and $3.5 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1995, 1994 and 1993, respectively.

  The Trust, the B. F. Saul Company and Chevy Chase Lake Corporation ("Lake"), an affiliate of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $26.6 million at September 30, 1995. The Bank paid interest on the accounts amounting to $1.1 million in fiscal 1995.

  During fiscal 1995, the Bank purchased land and building plans from Lake for $1.3 million for the purpose of contructing a building to house some of the Bank's operations.

  During fiscal 1994, the Bank sold 12.70 acres of retail land to Saul Holdings, L.P., at an amount equal to its net carrying value.

  The Bank owned approximately 45% of Avenel Associates Limited Partnership ("Avenel"), which owned a commercial property. The general partner in the partnership was a subsidiary of the B. F. Saul Company. In August 1993, Avenel sold this property and the Bank sold two real estate properties to Saul Holdings, L.P., a newly formed partnership in which the Trust, other affiliated entities of the Trust and public shareholders, directly and indirectly, own partnership interests. These assets were sold at amounts that exceeded their net carrying values. During fiscal 1994, upon payment of a final distribution to its partners, Avenel was dissolved.

28. FINANCIAL  INSTRUMENTS - THE BANK

The Bank, in the normal course of business, is a party to financial instruments with off-balance-sheet risk and other derivative financial instruments to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit at both fixed and variable rates, letters of credit, interest-rate cap agreements and assets sold with limited recourse. All such financial instruments are held or issued for purposes other than trading.

These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank is also a party to derivative financial instruments that do not have off-balance-sheet risk (e.g. interest-rate cap agreements).

  COMMITMENTS TO EXTEND CREDIT:

  The Bank had $11,662.0 million of commitments to extend credit at September 30, 1995. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

  Loans approved but not closed are commitments for fixed or adjustable-rate residential loans which are secured by real estate. The Bank currently requires borrowers to obtain private mortgage insurance on all loans where the loan-to-value ratio exceeds 80%.

  FORWARD COMMITMENTS:

  To manage the potentially adverse impact of interest rate movements on the fixed-rate mortgage loan pipeline, the Bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Forward sale commitments are used to sell specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price. Forward sale commitments generally settle within 90 days. Gains and loans are deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures. At September 30, 1995, the Bank had whole loan and mortgage-backed security forward sale commitments of $9.0 and $87.6 million, respectively. In addition, at September 30, 1995, the Bank had $9.4 million in mortgage-backed security forward purchase commitments related to its hedging activities.

  LETTERS OF CREDIT:

  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1995, the Bank had written letters of credit in the amount of $38.6 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

  Of the total, $21.7 million will expire in fiscal 1996 and the remainder will expire over time through fiscal 1999. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Investment and mortgage-backed securities with a book value of $10.9 million were pledged as collateral for certain of these letters of credit at September 30, 1995.

  RECOURSE ARRANGEMENTS:

  The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of credit card receivables, home equity credit line receivables, automobile loan receivables and amounts on deposit in certain spread accounts through the asset-backed securitizations described in Note 9. At September 30, 1995 and 1994, the primary recourse to the Bank was $93.1 and $65.9 million, respectively. As a result of these recourse provisions, the Bank maintained restricted cash accounts amounting to $98.4 and $73.1 million, at September 30, 1995 and 1994, respectively, which are included in other assets in the Consolidated Balance Sheets.

  The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1995, recourse to the Bank under these arrangements was $4.4 million. As security for the payment of funds due under certain of the FHLMC recourse obligations, the Bank is required to post collateral. At September 30, 1995, mortgage-backed securities pledged as collateral under these obligations had a book value of $5.1 million.

  INTEREST RATE CAP AGREEMENTS:

  Interest rate cap agreements are used to limit the Bank's exposure to rising short-term interest rates related to certain of its asset-backed securitizations. At September 30, 1995, the Bank was a party to nine interest rate cap agreements with an aggregate notional amount of $600.0 million with maturity dates ranging from June 30, 1996 through June 30, 1999. The interest rate cap agreements entitle the Bank to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party. The Bank is exposed to credit losses in the event of nonperformance by the counterparty, but does not expect the counterparty to fail to meet its obligation given its credit rating.

  CONCENTRATIONS OF CREDIT:

  The Bank's principal real estate lending market is the metropolitan Washington, D.C. area. In addition, approximately 17.6% of the Bank's outstanding credit card loans at September 30, 1995 were generated by cardholders residing in the metropolitan Washington, D.C. area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

29. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the Bank's financial instruments at September 30, 1995 and 1994 are as follows:

                                           September 30, 1995       September 30, 1994
                                        ------------------------ -----------------------
                                          Carrying       Fair      Carrying      Fair
(In thousands)                             Amount       Value       Amount      Value
--------------------------------------- ------------ ----------- ----------- -----------
Financial assets:
  Cash, due from banks,
    interest-bearing deposits, Federal
    funds sold and securities purchased
    under agreements to resell           $  359,282  $  359,282  $  372,097  $  372,097
  Loans held for sale                        68,679      68,729      33,598      33,771
  Loans held for securitization and sale    500,000     500,000     115,000     115,000
  Investment securities                       4,370       4,371       4,364       4,364
  Mortgage-backed securities                880,208     879,720   1,025,525   1,025,525
  Loans receivable, net of reserve        2,327,222   2,351,729   2,357,598   2,334,515
  Interest rate cap agreements                9,986       3,255        --          --
  Other financial assets                    298,077     299,561     236,934     238,417

Financial liabilities:
  Deposit accounts with
      no stated maturities                2,867,752   2,867,752   3,281,794   3,281,794
  Deposit accounts with
      stated maturities                   1,291,500   1,295,816     726,967     734,547
  Securities sold under
    repurchase agreements and other
    short-term borrowings, bonds payable,
    notes payable and Federal Home Loan
    Bank advances                           173,001     173,813     140,162(1)  142,027
  Capital notes-subordinated                154,102(1)  159,250     153,777(1)  146,500
  Other financial liabilities                80,149      80,149      72,111      72,111

(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1995 and 1994:

CASH, DUE FROM BANKS, INTEREST-BEARING  DEPOSITS AND FEDERAL FUNDS SOLD:
Carrying amount approximates fair value.

LOANS HELD FOR SALE: Fair value is determined using quoted prices for loans, or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

LOANS HELD FOR SECURITIZATION AND SALE: The carrying value of loans held for securitization and sale approximates fair value because such receivables are sold at face value.

INVESTMENT SECURITIES:  Fair value is based on quoted market prices.

MORTGAGE-BACKED SECURITIES: Fair value is based on quoted market prices, dealer quotes or estimates using dealer quoted market prices for similar securities.

LOANS RECEIVABLE, NET OF RESERVE: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables are generally sold at face value through the Bank's securitization program, such face value is used as the estimated fair value of these receivables. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit card and home equity credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

INTEREST RATE CAP AGREEMENTS:  Fair value is based on dealer quotes.

OTHER FINANCIAL ASSETS: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, excess servicing assets, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. The fair value of one of the Bank's investments is based on quoted market prices.

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

CAPITAL NOTES-SUBORDINATED: Fair value of the Debentures is based on quoted market prices. The carrying amount of the $10.0 million private placement capital note approximates fair value.

OTHER FINANCIAL LIABILITIES: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable and other short-term payables approximates fair value.

OFF-BALANCE SHEET INSTRUMENTS: The difference between the original fees charged by the Bank for commitments to extend credit and letters of credit and the current fees charged to enter into similar agreements is immaterial. Fair value of forward commitments is based on the estimated amount that the Bank would pay to terminate the arrangements at the reporting date, taking into account the remaining terms of the arrangements and the counterparties' credit standing, where applicable, which is immaterial.

30. LITIGATION - THE BANK

During the normal course of business, the Bank is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant are material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Bank.

31. SUBSEQUENT  EVENTS - THE BANK

On November 13, 1995, the Bank sold approximately 2,000 residential lots in its Planned Unit Developments at an amount that approximated its net carrying value. The impact of the transaction was to reduce real estate held for sale, net of allowance for losses, by approximately $49.2 million.

32. COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result.

33. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

As discussed in Organization and Summary of Significant Accounting Policies, the Trust adopted SFAS 109 effective October 1, 1993, which had the effect of increasing the Trust's net deferred tax asset by approximately $36.3 million. For fiscal 1993 the Trust accounted for income taxes in accordance with APB 11. The provisions for income taxes for the years ended September 30, 1995, 1994 and 1993, consist of the following:

                                                           Year Ended September 30,
                                                     -----------------------------------
(In thousands)                                           1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
Current provision (benefit):
  Federal                                            $      (37) $   13,480  $   (1,057)
  State                                                  (4,186)      4,421       3,971
                                                     ----------- ----------- -----------
                                                         (4,223)     17,901       2,914
                                                     ----------- ----------- -----------
Deferred provision (benefit):
  Federal                                                 5,964     (10,390)      8,795
  State                                                     280        (486)         (6)
                                                     ----------- ----------- -----------
                                                          6,244     (10,876)      8,789
                                                     ----------- ----------- -----------

Subtotal                                                  2,021       7,025      11,703

Tax effect of other items:
  Cumulative effect of adoption of
    SFAS 109                                               --       (36,260)       --
  Extraordinary item                                       --        (6,160)     (7,738)
  Tax effect of net unrealized holding
    gains (losses) reported in
    stockholders' equity (1)                              7,207      (9,243)       --
                                                     ----------- ----------- -----------

Total                                                $    9,228  $  (44,638) $    3,965
                                                     =========== =========== ===========

(1) Net unrealized holding gains (losses) on securities-available-for-sale recorded in conjunction with SFAS 115 are reflected net of related taxes in the shareholders' deficit section in the accompanying Consolidated Balance Sheets.

On August 10, 1993, Congress passed the Tax Revenue Reconciliation Act of 1993, retroactively increasing the Federal corporate income tax rate from 34% to 35% effective January 1, 1993. As a result, the Trust's income tax rate for fiscal years 1995, 1994 and 1993 was 35.00%, 35.00% and 34.75%, respectively.

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                           Year Ended September 30,
                                                     -----------------------------------
(In thousands)                                           1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
Computed tax at statutory Federal income tax rate    $    9,920  $    6,609  $    6,726
Increase (reduction) in taxes resulting from:
 Goodwill and other purchase accounting adjustments       1,164       1,311       1,965
 State income taxes                                      (3,540)      2,570       2,705
 Other                                                   (5,523)     (3,465)        307
                                                     ----------- ----------- -----------
                                                     $    2,021  $    7,025  $   11,703
                                                     =========== =========== ===========

Under SFAS 109, the components of the net deferred tax asset were as follows:

                                                                      September 30,
                                                                 -----------------------
(In thousands)                                                       1995        1994
----------------------------------------------------             ----------- -----------
Deferred tax assets:
  Provision for losses in excess of deductions                   $   65,072  $   54,903
  Unrealized losses on real estate owned                              2,744        --
  Property                                                            8,079       8,496
  Deferred loan fees                                                   --         3,309
  Real estate mortgage investment conduit                               675       3,655
  State net operating losses                                          2,593       1,333
  Partnership investments                                             1,328       1,471
  Alternative minimum tax                                             1,979       1,979
  Forgiveness of debt                                                 4,822       5,267
  Depreciation                                                        2,015       1,410
  Net operating losses                                                 --        15,790
  Other                                                               2,842       1,855
                                                                 ----------- -----------
  Gross deferred tax assets                                          92,149      99,468
                                                                 ----------- -----------

Deferred tax liabilities:
  Net unrealized holding gains on securities
      available-for-sale                                             (8,833)    (10,324)
  Deferred loan fees                                                 (4,691)       --
  Saul Holdings                                                      (7,685)     (8,685)
  Real estate taxes                                                    (335)       (346)
  Depreciation                                                       (8,970)     (7,639)
  FHLB stock dividends                                               (5,376)     (5,658)
  Other                                                              (3,955)     (4,668)
                                                                 ----------- -----------
  Gross deferred tax liabilities                                    (39,845)    (37,320)
                                                                 ----------- -----------

Valuation allowance                                                  (3,400)     (7,000)
                                                                 ----------- -----------

Net deferred tax asset                                           $   48,904  $   55,148
                                                                 =========== ===========

Under APB 11, the tax effect of each timing difference resulting in a deferred income tax benefit for the year ended September 30, 1993 is as follows:


(In thousands)
----------------------------------------------------------------------------------------
Provision for losses in excess of deductions                                 $   14,437
Depreciation                                                                     (2,864)
Deferred loan fees                                                                 (938)
Valuation allowances                                                                 19
Real Estate mortgage investment conduit                                          (1,454)
State taxes                                                                        (211)
State net operating losses                                                       (1,577)
Other                                                                             1,377
                                                                             -----------
Total                                                                        $    8,789
                                                                             ===========

Under SFAS 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 1995, management has maintained a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the Bank has generated taxable income while the Real Estate Trust has generated taxable losses. Net operating loss carryforwards are realizable through future taxable income of the Bank since the Trust files a consolidated tax return for federal purposes. The net operating loss carryforwards are not expected to be realizable for state tax purposes since a consolidated return is not filed with state tax authorities.

Management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the Bank's earnings.
See further discussion in Notes 2 and 3.

TAX SHARING AGREEMENT

The Trust's affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $20.5, $9.6 and $5.0 million, respectively, to the Trust during fiscal 1995, 1994 and 1993.
 Subsequent to September 30, 1995, the OTS approved and the Bank made a tax sharing payment of $10.0 million. Effective June 30, 1991, the Bank agreed with the OTS not to make any further tax sharing payments to the Trust without permission of the OTS.

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

As of September 30, 1995, the alternative minimum tax carryforward was $2.0 million.

34.  SHAREHOLDERS' EQUITY - THE TRUST

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

At September 30, 1995, 1994, and 1993, the amount of dividends in arrears on the preferred shares was $26,644,500 ($51.64 per share), $21,226,500 ($41.14 per share) and $15,808,500 ($30.64 per share), respectively.

35. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                                Year Ended September 30, 1995
                                        ------------------------------------------------
(In thousands, except per share amounts)  December      March        June     September
--------------------------------------- ------------ ----------- ----------- -----------
Real Estate Trust
 Total income                           $    17,324  $   17,541  $   21,754  $   20,666
 Operating loss                              (7,217)     (6,574)     (4,581)     (8,969)
The Bank
 Interest income                             81,783      91,310      97,147      95,075
 Interest expense                            42,641      46,819      51,277      48,377
 Provision for loan losses                   (8,607)    (13,618)    (13,604)    (19,150)
 Gain (loss) on real estate held for
   investment or sale, net                   (3,529)        957       5,048      (8,180)
 Gain on sales of credit card
   relationships and loans                      210          28       4,483       8,161
 Operating income                             6,034      12,371      23,592      13,686
Total Company
Operating income (loss) before income
   taxes and minority interest               (1,183)      5,797      19,011       4,717
Income (loss) before minority interest         (742)      4,923      12,415       9,725
Net income (loss)                            (3,480)      1,135       7,379       5,816
Net income (loss) per common share            (1.00)      (0.05)       1.25        0.92
----------------------------------------------------------------------------------------

                                                Year Ended September 30, 1994
                                        ------------------------------------------------
(In thousands, except per share amounts)  December      March        June     September
--------------------------------------- ------------ ----------- ----------- -----------
Real Estate Trust
 Total income                           $    14,854  $   14,183  $   19,010  $   17,997
 Operating loss                             (10,092)     (9,261)     (5,468)     (9,484)
The Bank
 Interest income                             81,656      86,794      83,191      82,823
 Interest expense                            42,220      42,136      40,204      40,984
 Provision for loan losses                  (11,683)     (3,216)    (10,349)     (3,974)
 Gain (loss) on real estate held for
   investment or sale, net                     (284)     (2,357)      2,566         910
 Gain (loss) on sales of credit card
   relationships and loans                    2,490      18,968        (684)      9,748
 Operating income                             5,995      24,617       2,645      19,930
Total Company

Operating income (loss) before income
   taxes, extraordinary items, cumulative
   effect of change in accounting principle,
   and minority interest                     (4,097)     15,356      (2,823)     10,446
Income (loss) before extraordinary items,
   cumulative effect of change in accounting
   principle and minority interest           (3,389)      8,453      (2,823)      9,616
Extraordinary items                          (6,333)     (4,982)       --          --
Income (loss) before cumulative effect of
   change in accounting principle and
   minority interest                         (9,722)      3,471      (2,823)      9,616
Cumulative effect of change in accounting
   principle                                 36,260        --          --          --
Net income (loss)                            23,595      (1,342)     (5,052)      5,888
Net income (loss) per common share             4.61       (0.56)      (1.33)       0.94
----------------------------------------------------------------------------------------

36. INDUSTRY SEGMENT INFORMATION - TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.

                                                           Year Ended September 30,
                                                     -----------------------------------
(In thousands)                                           1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
INCOME
Hotels                                               $   54,104  $   46,046  $   45,385
Commercial properties                                    18,812      16,815      45,736
Other                                                     4,369       3,183       2,124
                                                     ----------- ----------- -----------
                                                     $   77,285  $   66,044  $   93,245
                                                     =========== =========== ===========

OPERATING PROFIT (LOSS)
Hotels                                               $   10,836  $    7,488  $    7,228
Commercial properties                                     6,951       5,473      24,316
Other                                                     6,670       3,510        (252)
                                                     ----------- ----------- -----------
                                                         24,457      16,471      31,292
Gain on sales of property                                 1,664        --           184
Interest and debt expense (net of interest
 capitalized)                                           (41,040)    (40,576)     (53,499)
Advisory fee, management and leasing fees -
 related parties                                         (7,376)     (6,793)     (7,249)
General and administrative                               (2,319)     (2,027)     (2,119)
Abandoned development costs                                --          --       (13,104)
Write-down of assets to net realizable value             (2,727)     (1,380)       --
                                                     ----------- ----------- -----------
Operating loss                                       $  (27,341) $  (34,305)  $  (44,495)
                                                     =========== =========== ===========


IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                               $   87,143  $   79,183  $   82,472
Commercial properties                                    81,821      83,937      87,142
Other                                                   144,448     164,619      50,942
                                                     ----------- ----------- -----------
                                                     $  313,412  $  327,739  $  220,556
                                                     =========== =========== ===========

DEPRECIATION
Hotels                                               $    5,230  $    4,684  $    4,660
Commercial properties                                     4,452       4,370       7,712
Other                                                        32          28          85
                                                     ----------- ----------- -----------
                                                     $    9,714  $    9,082  $   12,457
                                                     =========== =========== ===========

CAPITAL EXPENDITURES
Hotels                                               $   13,815  $    3,586  $    1,458
Commercial properties                                     2,544       2,486       5,996
Other                                                       103         645          11
                                                     ----------- ----------- -----------
                                                     $   16,462  $    6,717  $    7,465
                                                     =========== =========== ===========

37. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                      September 30,
                                                                 -----------------------
(In thousands)                                                       1995        1994
----------------------------------------------------             ----------- -----------
ASSETS
Income-producing properties                                      $  238,927  $  227,640
Accumulated depreciation                                            (75,140)    (68,111)
                                                                 ----------- -----------
                                                                    163,787     159,529
Land Parcels                                                         38,458      38,455
Equity investment in bank                                           174,222     142,527
Cash and cash equivalents                                            17,355      30,445
Other assets                                                         93,812      99,310
                                                                 ----------- -----------
  Total assets                                                   $  487,634  $  470,266
                                                                 =========== ===========
LIABILITIES
Mortgage notes payable                                           $  184,502  $  185,730
Notes payable - secured                                             175,500     175,000
Notes payable - unsecured                                            41,057      40,288
Deferred gains - real estate                                        112,883     112,883
Other liabilities and accrued expenses                               41,872      44,208
                                                                 ----------- -----------
  Total liabilities                                                 555,814     558,109
TOTAL SHAREHOLDERS' DEFICIT*                                        (68,180)    (87,843)
                                                                 ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $  487,634  $  470,266
                                                                 =========== ===========

* See Consolidated Statements of Shareholders' Deficit


CONDENSED STATEMENTS OF OPERATIONS

                                                           Year Ended September 30,
                                                     -----------------------------------
(In thousands)                                           1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
Total income                                         $   77,285  $   66,044  $   93,245
Total expenses                                         (109,971)   (102,087)   (137,256)
Equity in earnings (losses) of partnership
  investments                                             3,681       1,738        (668)
Gain (loss) on sales of property                          1,664        --           184
                                                     ----------- ----------- -----------
Real estate operating loss                              (27,341)    (34,305)    (44,495)
Equity in earnings of bank                               22,882      15,850      49,314
                                                     ----------- ----------- -----------
Total company operating income (loss)                    (4,459)    (18,455)      4,819
Provision for income taxes (income tax benefit)         (15,309)    (15,369)        346
                                                     ----------- ----------- -----------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting principle    10,850      (3,086)      4,473
Extraordinary item: loss on early extinguishment of
  debt                                                     --        (4,982)  --
                                                     ----------- ----------- -----------
Income (loss) before  cumulative effect of change in
  accounting principle                                   10,850      (8,068)      4,473
Cumulative effect of change in accounting principle        --        31,157   --
                                                     ----------- ----------- -----------
TOTAL COMPANY NET INCOME (LOSS)                      $   10,850  $   23,089  $    4,473
                                                     =========== =========== ===========

CONDENSED STATEMENTS OF CASH FLOWS

                                                           Year Ended September 30,
                                                     -----------------------------------
(In thousands)                                           1995        1994        1993
---------------------------------------------------- ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   10,850  $   23,089  $    4,473
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation                                            9,714       9,082      12,457
  Abandoned development costs                              --          --        13,104
  Write-down of real estate to net realizable value       2,727       1,380        --
  Loss (gain) on sales of property                       (1,654)       --          (184)
  Equity in earnings of bank                            (22,882)    (15,850)    (49,314)
  (Increase) decrease in deferred tax asset              10,836     (19,028)       --
  Loss on early extinguishment of debt                     --         4,982        --
  Decrease (increase) in accounts receivable and
    accrued income                                         (224)       (516)         98
  Increase (decrease) in accounts payable and
    accrued expenses                                        317      (5,473)      7,047
  Other                                                  (5,360)     (8,525)      9,170
                                                     ----------- ----------- -----------
Net cash provided by (used in) operating activities       4,324     (10,859)     (3,149)
                                                     ----------- ----------- -----------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures - properties                        (6,270)     (6,717)     (7,465)
Property acquisitions                                   (10,193)       --          --
Property sales                                             --          --         3,780
Equity investment in unconsolidated entities               (733)    (17,780)      4,850
Notes receivable - affiliates                              --       (12,675)       --
Other investing activities                                   53          43         836
                                                     ----------- ----------- -----------
Net cash provided by (used in) investing activities     (17,143)    (37,129)      2,001
                                                     ----------- ----------- -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt                             16,328     185,080       8,787
Repayments of long-term debt                            (16,083)    (74,161)    (24,519)
Financing proceeds placed in liquidity maintenance
  escrow                                                    --      (25,792)       --
Costs of obtaining financings                              (516)     (9,404)     (1,170)
Proceeds from the issuance of redeemable preferred
  stock                                                    --          --        21,507
Dividends paid                                             --          --        (1,375)

Net cash provided by financing activities                  (271)     75,723       3,230
                                                     ----------- ----------- -----------
Net increase (decrease) in cash and cash equivalents    (13,090)     27,735       2,082
Cash and cash equivalents at beginning of year           30,445       2,710         628
                                                     ----------- ----------- -----------
Cash and cash equivalents at end of year             $   17,355  $   30,445  $    2,710
                                                     =========== =========== ===========

MANAGEMENT'S STATEMENT ON RESPONSIBILITY

     The Consolidated Financial Statements and related financial information in this report have been prepared by the Advisor (management) in accordance with generally accepted accounting principles appropriate in the circumstances, based on best estimates and judgments, with consideration given to materiality.

     The Trust maintains a system of internal accounting control supported by documentation to provide reasonable assurance that the books and records reflect authorized transactions of the Trust, and that the assets of the Trust are safeguarded.

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

     The independent accountants are recommended by the Audit Committee and confirmed by the Board of Trustees. They provide an objective assessment of the fairness and accuracy of the financial statements, consider the adequacy of the system of internal accounting controls, and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements. Management believes that the policies and procedures it has established provide reasonable assurance that its operations are conducted in conformity with law and a high standard of business conduct.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

     The Declaration of Trust provides that there shall be no fewer than three nor more than twelve Trustees, as determined from time to time by the Trustees in office. The Board of Trustees has fixed its permanent membership at five Trustees divided into three classes with overlapping three-year terms. The term of each class expires at the Annual Meeting of Shareholders, which is usually held on the last Friday of January.

     The following list sets forth the name, age, position with the Trust, present principal occupation or employment and material occupations, positions, offices or employments during the past five years of each Trustee and executive officer of the Trust. Unless otherwise indicated, each individual has held an office with the Trust for at least the past five years.

             CLASS THREE TRUSTEES --TERMS END AT 1996 ANNUAL MEETING

     GARLAND J. BLOOM, JR., age 64, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real state finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

     JOHN R. WHITMORE, age 62, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Office of The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust

Company subsidiaries with which he has been an associated since 1975, and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc.

              CLASS ONE TRUSTEES -- TERMS END AT 1997 ANNUAL MEETING

     GILBERT M. GROSVENOR, age 64, has served as a Trustee since 1971. He also serves as President and Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., Chesapeake and Potomac Telephone Company, Ethyl Corporation and Charles Allmon Trust, Inc.

     B. FRANCIS SAUL II, age 63, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. He also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board of the Bank, as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute.

              CLASS TWO TRUSTEE -- TERM ENDS AT 1998 ANNUAL MEETING

     GEORGE M. ROGERS, JR., age 62, has served as a Trustee since 1969. His professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the Bank. Mr. Rogers serves as a Director of the Bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

EXECUTIVE OFFICERS OF THE TRUST WHO ARE NOT DIRECTORS

     PHILIP D. CARACI, age 57, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of B. F. Saul Advisory Company, President of Franklin Property Company and a Director and President of Saul Centers, Inc.

     STEPHEN R. HALPIN, JR., age 40, serves as Vice President and Chief Financial Officer of the Trust. He also serves as Executive Vice President and Chief Financial Officer of the Bank.

     ROSS E. HEASLEY, age 56, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

     HENRY RAVENEL, JR., age 61, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

     WILLIAM K. ALBRIGHT, age 64, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

COMMITTEES OF THE BOARD OF TRUSTEES

     The Board of Trustees met five times during fiscal 1995. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the Committees of the Board on which he served.

     The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

     The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This Committee met four times during fiscal 1995.

     The Executive Committee is composed of Messrs. Rogers, Saul and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This Committee did not meet during during fiscal 1995.

     The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the Board and to perform such other duties as may be assigned to it from time to time. This Committee did not meet during fiscal 1995.

     Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each Board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1995, the Real Estate Trust paid total fees of $81,100 to the Trustees, including $15,500 to Mr. Saul.

ITEM 11.  EXECUTIVE COMPENSATION

     The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul receives compensation from the Bank for his services as the Bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin, who became an executive officer of the Trust in fiscal 1994, receives compensation from the the Bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 1995, 1994 or 1993.

     The following table sets forth the cash compensation paid by the Bank to Mr. Saul for or with respect to the fiscal years ended September 30, 1995, 1994 and 1993 and the cash compensation paid by the Bank to Mr. Halpin for or with respect to the fiscal years ended September 30, 1995 and 1994 for all capacities in which they served during such fiscal years.

                             SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                        -----------------------------------
Name and Principal Position                                   Other Annual      All Other
with Bank                     Year      Salary      Bonus     Compensation      Compensation
---------------------------   ------    -------    --------    ------------     ------------
B. Francis Saul II             1995     $830,441   $400,000        $---          $228,138(1)
 Chairman and Chief            1994     $682,966   $300,000        $---          $109,860(2)
 Executive Officer             1993     $432,504   $  ---          $---          $128,048(3)

Stephen R. Halpin, Jr.         1995     $304,627   $ 44,250        $---          $ 51,830(1)
 Executive Vice President and  1994     $281,369   $ 41,400        $---          $ 31,993(2)
 Chief Financial Officer


----------
(1) The total amounts shown in the "All Other Compensation" column for fiscal 1995 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($73,847) and Mr. Halpin ($5,193); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($1,450); (iii) contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan, on behalf of Mr. Halpin ($15,763); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($154,291) and Mr. Halpin ($29,424).

(2) The total amounts shown in the "All Other Compensation" column for fiscal 1994 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($42,337) and Mr. Halpin ($4,177); (ii) the taxable benefit of premiums paid by the Bank for group term life insurance on behalf of Mr. Halpin ($500); (iii) contributions to the Retirement Plan on behalf of Mr. Halpin ($15,189); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($67,523) and Mr. Halpin ($12,127).

(3) The total amounts shown in the "All Other Compensation" column for fiscal 1993 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($25,740); and (ii) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($102,308).

        LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the Bank to the accounts (the "Accounts") of the executive officers of the Bank named above for fiscal 1995 under the Bank's Deferred Compensation Plan (the "Plan").

        LONG-TERM INCENTIVE PROGRAM - AWARDS IN LAST FISCAL YEAR

                                                    Estimated Future Payouts(1)
                                Performance      Under Non-Stock Price-Based Plans
                              or Other Period    --------------------------------------
                             Until Maturation
Name                             or Payout       Threshold     Target(2)     Maximum
----                         -----------------   ---------     ----------    ----------
B. Francis Saul II (3)(4)          1995          $  --         $1,037,497   $ 2,476,695
Stephen R. Halpin, Jr.             2005             --            233,437       557,256

------------------------
(1) The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2005.

(2) The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank's rate of return on average assets during each of the years in the performance period are the same as the Bank's rate of return during the fiscal year ended September 30, 1995.

(3) The payout amount shown for Mr. Saul is the estimated amount that would be payable to Mr. Saul if his employment continued with the Bank for the entire ten-year performance period of the Plan. As of September 30, 1995, Mr. Saul was fully vested in the Account maintained for his benefit under the Plan. As of September 30, 1995, the Account balance maintained for Mr. Saul's benefit under the Plan was $1,312,424.

(4)     In addition, in fiscal 1995, the Bank also credited Mr. Saul's
        Account under the plan with a Principal Contribution with respect to fiscal 1993. Mr. Saul had previously elected to forego a Principal Contribution to his Account for such fiscal year. The threshold, target and maximum estimated future payouts under the Plan with respect to such Principal Contribution are $0, $749,827 and $1,378,736. The payout amounts have been calculated using the Bank's actual rate of return on average assets during each of fiscal years 1993, 1994 and 1995 and assuming that the Bank's rate of return on average assets during each of the remaining years in the performance period is the same as the Bank's rate of return during the fiscal year ended September 30, 1995.

        The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2005 (or the executive officer's earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution.")

        Executive officers are entitled to receive the Net Contribution in their Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following: (i) September 30, 2005; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or
(v) a change in control of the Bank (as defined in the Plan). Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2000.

        Payouts are made under the Plan within 120 days after September 30, 2005, or the earlier termination of the executive officer's employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of December 15, 1995, concerning beneficial ownership of Common Shares and Preferred Shares of Beneficial Interest ("Preferred Shares") by (i) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (ii) each member of the Board of Trustees, (iii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" and (iv) all Trustees and executive officers of the Trust as a group.


     Name of               Aggregate Number of Shares       Percent of
  Beneficial Owner           Beneficially Owned (1)            Class
------------------         --------------------------       ----------
B. Francis Saul II                 Preferred:                 100.00%
                                    516,000(2)                 99.60%
                                     Common:
                                  4,807,510(3)

Philip D. Caraci                     Common:                    0.40%
                                     19,400(4)

All Trustees and                   Preferred:                 100.00%
executive officers as               516,000(2)
a group (10 persons)
                                     Common:                  100.00%
                                  4,826,910

----------
(1) Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.

(2) Consists of Preferred Shares owned of record by B. F. Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10% shareholder (comprising 270,000 Preferred Shares owned by B. F. Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation). The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3) Consists of Common Shares owned of record by B. F. Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder (comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment

      Corporation (a subsidiary of Westminster Investing Corporation), 34,400 Common Shares owned by Somerset Investment Company, Inc. (a subsidiary of Westminster Investing Corporation), 2,545,362 Common Shares owned by
      B. F. Saul Company, 206,300 Common Shares owned by Columbia Credit Company (a subsidiary of B.F. Saul Company), 283,400 Common Shares owned by Columbia Securities Company of Washington, D.C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation). The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

   The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its equity interest in the Bank from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefor. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust's loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at any time on or after the fifth anniversary of their issuance at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


REAL ESTATE

   TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES. The Real Estate Trust is managed by the Advisor, a wholly-owned subsidiary of the Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr. and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of the Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the Trustees. The monthly fee was $250,000 for the period October 1993 through March 1994 and $292,000 for the period April 1994 through September 1995. The advisory contract has been extended until September 30, 1996, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

   The Saul Company and Franklin, a wholly-owned subsidiary of the Saul
Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of the Saul Company and Franklin are reviewed and approved by the Trustees. The Trustees believe that these fees are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources. Fees to the Saul Company and Franklin amounted to $4.8 million in fiscal 1995.

   The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

   The Real Estate Trust pays the Advisory fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $80,000 in such fees in fiscal 1995.

   B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $158,000 in fiscal 1995.

   In April 1994, the Real Estate Trust made a $15.0 million demand loan to the Saul Company. This loan accrues interest at an annual rate of prime plus 1/2%. During fiscal 1995, Saul Company made principal and interest payments on such loan of $2.3 million and $1.2 million respectively.

   REMUNERATION OF TRUSTEES AND OFFICERS. For fiscal 1995, the Real Estate Trust paid the Trustees $81,100 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul was paid by the Bank for his services as the Bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the Bank for his services as Senior Vice President and Chief Financial Officer of the Bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, and Saul receive compensation for their services as directors of the Bank and Messrs. Rogers, Saul and Whitmore and all of the officers of the Real Estate Trust receive compensation from the Saul Company and/or its affiliated corporations as directors or officers thereof.

   LEGAL SERVICES. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received $0.8 million in fiscal 1995, excluding expense reimbursements.

   OTHER TRANSACTIONS. The Real Estate Trust leases space to Franklin at one of its income-producing properties. Amounts paid by Franklin under this lease amounted to $55,000 in fiscal 1995.

BANKING

   Set forth below are certain transactions between the Bank and its executive officers and directors of the Trust and certain of their affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

   SERVICES. The Saul Company and its subsidiaries provide certain services to the Bank and its subsidiaries. These services have included property management, cafeteria management, leasing, insurance brokerage and data processing. The Bank paid the Saul Company fees for these services totaling $460,000 in fiscal 1995. Subject to certain restrictions under applicable OTS conflict of interest rules, the Bank intends to continue using the Saul Company and its subsidiaries for many of these services, provided that the fees remain competitive with fees charged for similar services by unrelated parties.

   LEGAL SERVICES. The law firm of Shaw, Pittman, Potts & Trowbridge, of which the professional corporation of Mr. Rogers is a member, has rendered legal services to the Bank, for which the firm received $2.8 million during fiscal 1995, excluding reimbursement of expenses.

   OTHER TRANSACTIONS. The Bank or a wholly-owned subsidiary leases certain branch offices from affiliates of which Mr. Saul is an officer, director and may be deemed to own beneficially more than 10% of the equity. In fiscal 1995, total payments under such leases were $951,000.

   The Bank leases its operations center from Chevy Chase Lake Corporation ("Lake"), an affiliate of which Mr. Saul is an officer, director and may be deemed to own beneficially more than 10% of the equity. Payments under this lease totaled approximately $1.5 million in fiscal 1995.

   Lake, the Trust and the Saul Company from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $26.6 million at September 30, 1995. The Bank paid interest on the accounts amounting to $1.1 million in fiscal 1995.

   During fiscal 1995, the Bank purchased land and building plans from Lake for $1.3 million for the purpose of constructing a building to house some of the Bank's operations.

   The Bank leases a portion of its main offices and one branch from a company in which Mr. Gavin Malloy Farr, a director of the Bank, serves as president and a director. Total payments under the leases were $1.8 million in fiscal 1995.

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

   As of September 30, 1995, the aggregate dollar amount of the indebtedness to the Bank of executive officers and directors of the Bank and their immediate family members or companies with which they are affiliated was $3.1 million. This amount represented 1.0% of the Bank's stockholders' equity as of that date.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1.    FINANCIAL STATEMENTS

     (a)  Report of Independent Public Accountant.
     (b)  Consolidated Balance Sheets - As of September 30, 1995 and 1994.
     (c) Consolidated Statements of Operations - For the years ended September 30, 1995, 1994 and 1993.
     (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1995, 1994 and 1993.
     (e) Consolidated Statements of Cash Flows - For the years ended September 30, 1995, 1994 and 1993.
     (f)  Notes to Consolidated Financial Statements.

  2.    FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

     (a) Selected Quarterly Financial Data for the Real Estate Trust are incorporated by reference in Part II, Item 8.
     (b)  Report of Independent Public Accountant.
     (c)  Schedules of the Real Estate Trust:

          Schedule I - Condensed Financial Information - For the years ended September 30, 1995, 1994 and 1993.

          Schedule III - Consolidated Schedule of Investment Properties.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


  EXHIBITS                                             DESCRIPTION
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



  EXHIBITS                                             DESCRIPTION
------------  ---------------------------------------------------------------------------------------------
         (g)  Amendments to Commercial  Property Leasing  and Management  Agreement between  the Trust  and
              Franklin  Property Company  dated as  of December 31,  1992 (Amendment  No. 5),  July 1, 1989
              (Amendment No. 4), October 1, 1986 (Amendment No.  3), January 1, 1985 (Amendment No. 2)  and
              July  1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930
              is hereby incorporated by reference.
         (h)  Advisory Contract between B. F. Saul Advisory  Company and Dearborn  Corporation dated as  of
              December  31, 1992 filed  as Exhibit 10(p)  to Registration Statement  No. 33-34930 is hereby incorporated by reference.
         (i)  Commercial Property  Leasing  and  Management  Agreement  between  Dearborn  Corporation  and
              Franklin  Property  Company  dated  as  of  December  31,  1992  filed  as  Exhibit  10(q) to
              Registration Statement No. 33-34930 is hereby incorporated by reference.
         (j)  Registration Rights and Lock-Up Agreement  dated August 26, 1993  by and among Saul  Centers,
              Inc.  and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn
              Corporation, Franklin Property Company and Avenel Executive  Park Phase II, Inc. as filed  as
              Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.
         (k)  Exclusivity  and Right of First  Refusal Agreement dated August  26, 1993 among Saul Centers,
              Inc., the Trust,  B. F. Saul  Company, Westminster Investing  Corporation, Franklin  Property
              Company,  Van  Ness Square  Corporation, and  Chevy Chase  Savings Bank,  F.S.B. as  filed as
              Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.
         (l)  First Amended and Restated Reimbursement Agreement dated as  of August  1,  1994 by and among
              Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership,
              Saul  Subsidiary  II  Limited  Partnership,  Avenel Executive Park  Phase II, Inc.,  Franklin
              Property  Company, Westminster  Investing Corporation, Van Ness Square  Corporation, Dearborn
              Corporation  and the Trust filed as  Exhibit  10(l) to the Trust's Annual Report on Form 10-K
              (File No. 1-7184)  for the fiscal year ended  September 30, 1995  is  hereby  incorporated by reference.
         (m)  Amendment to  Written  Agreement  dated  October  29,  1993  between  the  Office  of  Thrift
              Supervision  and Chevy  Chase Savings  Bank, F.S.B.  filed as  Exhibit 10(u)  to Registration
              Statement No. 33-34930 is hereby incorporated by reference.
         (n)  Registration  Rights Agreement dated  as of March 30,  1994 among the  Trust, Merrill Lynch &
              Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co.,
              Inc. as  filed  as Exhibit 4(c) to Registration Statement No. 33-52995 is hereby incorporated by reference.
         (o)  Bank Stock Registration Rights  Agreement dated as  of March 30, 1994  between the Trust  and
              Norwest  Bank  Minnesota,  National  Association,  as  Trustee,  as  filed as Exhibit 4(d) to
              Registration Statement No. 33-52995 is hereby incorporated by reference.
   *21.       List of Subsidiaries of the Trust.
   *27.       Financial Data Schedule.

------------------------
 * Filed herewith.


(b)  Reports on Form 8-K.

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 1995 and 1994 and for the years then ended and have issued our report thereon dated December 5, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     ARTHUR ANDERSEN LLP


Washington, D.C.
December 5, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Trustees and Shareholders of
B.F. Saul Real Estate Investment Trust


We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust for the year ended September 30, 1993, and have issued our report thereon dated November 4, 1993; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedules of B.F. Saul Real Estate Investment Trust for the year ended September 30, 1993, listed in Item 14.
These financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules for the year ended September 30, 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



STOY, MALONE & COMPANY, P.C.

Bethesda, Maryland
November 4, 1993

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION (RULE 12-04)                          SCHEDULE I

(a) Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

                             Year Ended September 30
                     -------------------------------------
                       1995           1994          1993
                     -------------------------------------
                       None          None          None

                                                                   Schedule III

Consolidated Schedule of Investment Properties - Real Estate Trust September 30, 1995
(DOLLARS IN THOUSANDS)


                                                     Costs              Basis at Close of Period
                                                  Capitalized  ------------------------------------------
                                        Initial   Subsequent             Buildings
                                        Basis to      to                    and       Leasehold
                                         Trust    Acquisition   Land    Improvements  Interests   Total
                                       --------- ------------ -------- ------------- ---------- ---------
HOTELS
Hampton Inn-Dulles, Sterling VA        $   --       $ 5,815   $  290      $  5,525    $  --    $  5,815
Holiday Inn, Auburn Hills MI             10,450         357    1,023         9,784       --      10,807
Holiday Inn, Cincinnati OH                6,859       1,714      245         8,328       --       8,573
Holiday Inn, Dulles VA                    6,950      18,804      862        24,892       --      25,754
Holiday Inn, Gaithersburg MD              3,849      13,878    1,781        15,946       --      17,727
Holiday Inn, Pueblo CO                    3,458       1,743      561         4,640       --       5,201
Holiday Inn, Rochester NY                 3,340       9,358      605        12,093       --      12,698
Holiday Inn, Tysons Corner VA             6,976      11,551    3,107        15,420       --      18,527
Howard Johnsons, Arlington VA            10,187       1,979    1,183        10,983       --      12,166
Howard Johnsons, Norfolk VA               5,275         106      228         5,153       --       5,381
                                       --------- ------------ -------- ------------- ---------- ---------
Subtotal - Hotels                      $ 57,344     $65,305   $9,885      $112,764     $ --    $122,649
                                       --------- ------------ -------- ------------- ---------- ---------

COMMERCIAL
900 Circle 75 Pkway, Atlanta GA        $ 33,434     $   563   $  563      $ 33,434     $ --    $ 33,997
1000 Circle 75 Pkway, Atlanta GA          2,820         935      248         3,507       --       3,755
1100 Circle 75 Pkway, Atlanta GA         22,746       1,748      419        24,075       --      24,494
8201 Greensboro, Tysons Corner VA        28,890       3,169    1,633        30,426       --      32,059
Commerce Ctr-Ph II, Ft Lauderdale FL      4,266         488      782         3,972       --       4,754
Dulles North, Loudon County VA             --         5,485      421         5,064       --       5,485
Metairie Tower, Metairie LA               2,729         468      403         2,794       --       3,197
Perimeter Way, Atlanta GA                 6,950      (3,045)   1,201         2,704       --       3,905
                                       --------- ------------ -------- ------------- ---------- ---------
Subtotal - Commercial                  $101,835     $ 9,811   $5,670      $105,976     $ --    $111,646
                                       --------- ------------ -------- ------------- ---------- ---------



                                                                                       Buildings
                                                                                          and
                                                                                     Improvements
                                        Accumulated   Related    Date of      Date    Depreciable
                                        Depreciation    Debt   Construction Acquired Lives (Years)
                                       ------------- --------- ------------ -------- -------------
HOTELS
Hampton Inn-Dulles, Sterling VA           $ 1,854     $ 2,182      1987       4/87       31.5
Holiday Inn, Auburn Hills MI                  288       7,587      1989      11/94       31.5
Holiday Inn, Cincinnati OH                  3,784       3,395      1975       2/76        40
Holiday Inn, Dulles VA                      8,819      12,809      1971      11/84        28
Holiday Inn, Gaithersburg MD                5,577       7,324      1972       6/75        45
Holiday Inn, Pueblo CO                      2,023       4,344      1973       3/76        40
Holiday Inn, Rochester NY                   4,948      14,240      1975       3/76        40
Holiday Inn, Tysons Corner VA               5,732      16,615      1971       6/75        47
Howard Johnsons, Arlington VA               4,290       9,620      1973      11/83        30
Howard Johnsons, Norfolk VA                 3,438       1,629      1960       2/79        33
                                       ------------- ---------
Subtotal - Hotels                         $40,753     $79,745
                                       ------------- ---------

COMMERCIAL
900 Circle 75 Pkway, Atlanta GA           $10,068     $22,070      1985      12/85        35
1000 Circle 75 Pkway, Atlanta GA            1,738       2,230      1974       4/76        40
1100 Circle 75 Pkway, Atlanta GA            8,476      16,033      1982       9/82        40
8201 Greensboro, Tysons Corner VA           9,836      36,581      1985       4/86        35
Commerce Ctr-Ph II, Ft Lauderdale FL        1,034       1,340      1986       1/87        35
Dulles North, Loudon County VA                773       3,617      1990      10/90       31.5
Metairie Tower, Metairie LA                 1,360        --        1974      11/76        40
Perimeter Way, Atlanta GA                     874        --    1973 & 1974    6/84        35
                                       ------------- ---------
Subtotal - Commercial                     $34,159     $81,871
                                       ------------- ---------

September 30, 1995
(DOLLARS IN THOUSANDS)


                                                     Costs              Basis at Close of Period
                                                  Capitalized  ------------------------------------------
                                        Initial   Subsequent             Buildings
                                        Basis to      to                    and       Leasehold
                                         Trust    Acquisition   Land    Improvements  Interests   Total
                                       --------- ------------ -------- ------------- ---------- ---------
PURCHASE-LEASEBACKS
Beverly Plaza, Casper WY               $    500    $    --    $   500     $    --       $--      $    500
Chateau di Jon, Metairie LA               1,125         --      1,125          --        --         1,125
Country Club, Knoxville TN                  500         --        500          --        --           500
Houston Mall, Warner Robbins GA             650         --        650          --        --           650
Old National, Atlanta GA                    550         --        550          --        --           550
                                       --------- ------------ -------- ------------- ---------- ---------
Subtotal - Purchase-Leasebacks         $  3,325    $    --    $ 3,325     $    --       $--      $  3,325
                                       --------- ------------ -------- ------------- ---------- ---------

Miscellaneous investments              $    633    $   674    $   250     $    908      $149     $  1,307
                                       --------- ------------ -------- ------------- ---------- ---------

Total Income-Producing Properties      $163,137    $75,790    $19,130     $219,648      $149     $238,927
                                       --------- ------------ -------- ------------- ---------- ---------

LAND PARCELS
Arvida Park of Commerce,
    Boca Raton FL                      $  7,378    $   140    $ 7,518     $   --        $--      $  7,518
Avenel, Gaithersburg MD                     361          4        365         --         --           365
Church Road, Loudoun Co. VA               2,586      2,256      4,842         --         --         4,842
Circle 75, Atlanta GA                    10,006      1,165     11,171         --         --        11,171
Flagship Centre, Rockville MD             1,729         39      1,768         --         --         1,768
Holiday Inn - Rochester, Roch. NY            68          0         68         --         --            68
Overland Park, Overland Park KA           3,771        397      4,168         --         --         4,168
Perimeter Way Land, Atlanta GA            2,921          0      2,921         --         --         2,921
Prospect Indust. Pk, Ft. Laud. FL         2,203          9      2,212         --         --         2,212
Sterling Blvd., Loudoun Co. VA             --        3,425      3,425         --         --         3,425
                                       --------- ------------ -------- ------------- ---------- ---------
Subtotal                               $ 31,023    $ 7,435    $38,458     $   --        $--      $ 38,458
                                       --------- ------------ -------- ------------- ---------- ---------

Total Investment Properties            $194,160    $83,225    $57,588     $219,648      $149     $277,385
                                       ========= ============ ======== ============= ========== =========


                                                                                       Buildings
                                                                                          and
                                                                                     Improvements
                                        Accumulated   Related    Date of      Date    Depreciable
                                        Depreciation    Debt   Construction Acquired Lives (Years)
                                       ------------- --------- ------------ -------- -------------
PURCHASE-LEASEBACKS
Beverly Plaza, Casper WY                  $    --    $   --                   4/74
Chateau di Jon, Metairie LA                    --        --                  11/73
Country Club, Knoxville TN                     --        --                   5/76
Houston Mall, Warner Robbins GA                --        --                   2/72
Old National, Atlanta GA                       --        --                   8/71
                                       ------------- ---------
Subtotal - Purchase-Leasebacks            $    --    $   --
                                       ------------- ---------

Miscellaneous investments                 $   228    $    308
                                       ------------- ---------

Total Income-Producing Properties         $75,140    $161,924
                                       ------------- ---------

LAND PARCELS
Arvida Park of Commerce,
    Boca Raton FL                         $    --    $ 19,000             12/84 & 5/85
Avenel, Gaithersburg MD                        --        --                  12/76
Church Road, Loudoun Co. VA                    --        --               9/84 & 4/85
Circle 75, Atlanta GA                          --       6,312             2/77 & 1/84
Flagship Centre, Rockville MD                  --        --                   8/85
Holiday Inn - Rochester, Roch. NY              --        --                   9/86
Overland Park, Overland Park KA                --        --               1/77 & 2/85
Perimeter Way Land, Atlanta GA                 --        --                  10/86
Prospect Indust. Pk, Ft. Laud. FL              --         890             10/83 & 8/84
Sterling Blvd., Loudoun Co. VA                 --        --                   4/84
                                       ------------- ---------
Subtotal                                  $    --    $ 26,202
                                       ------------- ---------

Total Investment Properties               $75,140    $188,126
                                       ============= =========


CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES - REAL ESTATE TRUST

NOTES:

(1) See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation.
    Investment properties are discussed in Note 3 to Consolidated
    Financial Statements.

(2) A reconciliation of the basis of investment properties and accumulated depreciation follows.

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)

                                 For The Year Ended September 30
                                 --------------------------------
                                    1995       1994       1993
                                 ---------- ---------- ----------

BASIS OF INVESTMENT PROPERTIES
Balance at beginning of period    $266,095   $263,393   $401,147

Additions (reductions) during
  the period:
   Capital expenditures             16,462      6,717      7,465
   Sales - nonaffiliates              --         --       (4,414)
   Abandoned development costs        --         --      (13,104)
   Properties exchanged for
     partnership investment           --         --     (127,995)
   Write-down of assets to net
     realizable value               (2,727)    (1,380)      --
   Other                            (2,445)    (2,635)       294
                                 ---------- ---------- ----------
Balance at end of period          $277,385   $266,095   $263,393
                                 ========== ========== ==========


ACCUMULATED DEPRECIATION
Balance at beginning of period     $68,111    $62,626    $95,466

Additions (reductions) during
  the period:
   Depreciation expense              9,714      9,082     12,457
   Sales - nonaffiliates              --         --         (820)
   Properties exchanged for
     partnership investment           --         --      (40,870)
   Other                            (2,685)    (3,597)    (3,607)
                                 ---------- ---------- ----------
Balance at end of period           $75,140    $68,111    $62,626
                                 ========== ========== ==========

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 28, 1995        B.F. Saul Real Estate Investment Trust


                      /S/B. FRANCIS SAUL II
                      ---------------------
                      B. Francis Saul II
                      Chairman of the Board

  Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

      Signatures                        Title                     Date
      ----------                        -----                     ----
/S/B. FRANCIS SAUL II      Trustee, Chairman of the Board
---------------------      (Principal Executive Officer)     December 28, 1995
  B. Francis Saul II

/S/STEPHEN R. HALPIN, JR.  Vice President and Chief
------------------------   Financial Officer (Principal      December 28, 1995
  Stephen R. Halpin        Financial Officer

/S/ROSS E. HEASLEY         Vice President (Principal)        December 28, 1995
------------------         Accounting Officer
  Ross E. Heasely

/S/GARLAND J. BLOOM, JR.   Trustee                           December 28, 1995
------------------------
  Garland J. Bloom, Jr.

/S/GILBERT M. GROSVENOR    Trustee                           December 28, 1995
-----------------------
  Gilbert M. Grosvernor

/S/GEORGE M. ROGERS, JR.   Trustee                           December 28, 1995
------------------------
  George M.Rogers, Jr.

/S/JOHN R. WHITMORE        Trustee                           December 28, 1995
-------------------
  John R. Whitmore
