Form 10-Q
period 1995-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1996-02-14
CIK 86902

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20579

                               FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1995
                               --------------------------------------------

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number : 1-7184

                     B. F. SAUL REAL ESTATE INVESTMENT TRUST
---------------------------------------------------------------------------
              (Exact name of registrant as specified in the charter)


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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 9, 1996, was 4,826,910.

                            TABLE OF CONTENTS

                                                                      Page
                                                                     ------

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheets at December 31, 1995 and
          September 30, 1995                                              3

(b)  Consolidated Statements of Operations for the three-month periods
          ended December 31, 1995 and 1994                                4

(c)  Consolidated Statements of Cash Flows for the three-month periods
          ended December 31, 1995 and 1994                                6

(d)  Notes to Consolidated Financial Statements                           8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Financial Condition                                                 11
          Real Estate
          Banking

(b)  Liquidity and Capital Resources                                     28
          Real Estate
          Banking

(c)  Results of Operations                                               30
          Three Months Ended December 31, 1995 Compared to
              Three Months Ended December 31, 1994

          Real Estate
          Banking

PART II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                              December 31  September 30
(In thousands)                                                                                   1995          1995
------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotels                                                                                       $118,016      $122,649
    Commercial                                                                                    107,758       111,646
    Other                                                                                           4,671         4,632
                                                                                             ------------- -------------
                                                                                                  230,445       238,927
    Accumulated depreciation                                                                      (73,210)      (75,140)
                                                                                             ------------- -------------
                                                                                                  157,235       163,787
Land parcels                                                                                       41,494        38,458
Cash and cash equivalents                                                                           8,409        17,355
Other assets                                                                                       90,195        93,812
                                                                                             ------------- -------------
                    Total real estate assets                                                      297,333       313,412
------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                           235,684       198,096
Interest-bearing deposits                                                                          91,447        51,186
Securities purchased under agreements to resell                                                   425,000       110,000
Loans held for sale                                                                                66,240        68,679
Loans held for securitization and sale                                                            375,000       500,000
Investment securities (market value $4,393 and $4,371, respectively)                                4,386         4,370
Mortgage-backed securities (market value $827,072 and $879,720, respectively)                     822,983       880,208
Loans receivable (net of reserve for losses of $55,879 and $60,496, respectively)               2,182,279     2,327,222
Federal Home Loan Bank stock                                                                       31,940        31,940
Real estate held for investment or sale (net of reserve for losses of $123,981 and $135,236,      166,618       222,860
Property and equipment, net                                                                       187,198       180,438
Cost in excess of net assets acquired, net                                                          3,693         4,173
Excess servicing assets, net                                                                       28,472        25,640
Mortgage servicing rights, net                                                                     26,756        28,573
Other assets                                                                                      301,128       278,151
                                                                                             ------------- -------------
                    Total banking assets                                                        4,948,824     4,911,536
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $5,246,157    $5,224,948
------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                           $180,976      $184,502
Notes payable - secured                                                                           175,500       175,500
Notes payable - unsecured                                                                          40,979        41,057
Deferred gains - real estate                                                                      112,883       112,883
Other liabilities and accrued expenses                                                             33,972        41,872
                                                                                             ------------- -------------
                    Total real estate liabilities                                                 544,310       555,814
------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                4,212,091     4,159,252
Securities sold under repurchase agreements and other short-term borrowings                         7,733        10,435
Notes payable                                                                                       7,457         7,514
Federal Home Loan Bank advances                                                                   155,062       155,052
Custodial accounts                                                                                  7,840         7,413
Amounts due to banks                                                                               28,654        32,240
Other liabilities                                                                                  70,234        87,545
Capital notes -- subordinated                                                                     160,000       160,000
                                                                                             ------------- -------------
                    Total banking liabilities                                                   4,649,071     4,619,451
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                               45,089        43,556
Minority interest -- other                                                                         74,307        74,307
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               5,312,777     5,293,128
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                516           516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                         6,642         6,642
Paid-in surplus                                                                                    92,943        92,943
Deficit                                                                                          (122,649)     (123,943)
Net unrealized holding loss                                                                        (2,224)       (2,490)
                                                                                             ------------- -------------
                                                                                                  (24,772)      (26,332)
Less cost of 1,814,688 common shares of beneficial interest in treasury                           (41,848)      (41,848)
                                                                                             ------------- -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                       (66,620)      (68,180)
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                    $5,246,157    $5,224,948
------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                             For the Three Months Ended
                                                                                                     December 31
                                                                                             ---------------------------
(In thousands, except per share amounts)                                                         1995          1994
------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                            $12,705       $11,689
Commercial properties                                                                               4,514         4,639
Other                                                                                                 940           996
                                                                                             ------------- -------------
Total income                                                                                       18,159        17,324
------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                          8,703         8,435
    Commercial properties                                                                           1,722         1,822
    Land parcels and other                                                                            368           350
Interest expense                                                                                   10,048        10,140
Amortization of debt expense                                                                          142           106
Depreciation                                                                                        2,413         2,329
Advisory, management and leasing fees - related parties                                             1,789         1,759
General and administrative                                                                            420           428
                                                                                             ------------- -------------
Total expenses                                                                                     25,605        25,369
------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                         471           828
Loss on sale of property                                                                              (57)            0
------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                        ($7,032)      ($7,217)
------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                             $76,484       $63,628
Mortgage-backed securities                                                                         13,212        15,606
Trading securities                                                                                    155            84
Investment securities                                                                                  49            49
Other                                                                                               3,689         2,416
                                                                                             ------------- -------------
Total interest income                                                                              93,589        81,783
------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                   41,979        35,941
Short-term borrowings                                                                               2,403         2,324
Long-term borrowings                                                                                3,887         4,376
                                                                                             ------------- -------------
Total interest expense                                                                             48,269        42,641
                                                                                             ------------- -------------
Net interest income                                                                                45,320        39,142
Provision for loan losses                                                                         (11,913)       (8,607)
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                33,407        30,535
------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                                                    4,285         4,112
Loan servicing fees                                                                                54,040        33,153
Deposit servicing fees                                                                              6,714         5,827
Gain (loss) on sales of trading securities, net                                                       253          (111)
Loss on real estate held for investment or sale, net                                               (8,445)       (3,529)
Gain on sales of loans, net                                                                         4,957           210
Gain on sales of mortgage servicing rights, net                                                         0           406
Other                                                                                               4,408         3,039
                                                                                             ------------- -------------
Total other income                                                                                 66,212        43,107
------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                             For the Three Months Ended
                                                                                              December 31

(In thousands, except per share amounts)                                                             1995          1994
------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                    $29,330       $23,766
Loan                                                                                                5,600         2,977
Property and equipment                                                                              7,725         6,730
Marketing                                                                                          10,425        12,118
Data processing                                                                                    11,845         9,359
Deposit insurance premiums                                                                          2,657         2,931
Amortization of cost in excess of net assets acquired                                                 482           625
Other                                                                                              15,571         9,102
                                                                                             ------------- -------------
Total operating expenses                                                                           83,635        67,608
------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                          $15,984        $6,034
------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Operating income (loss) before income taxes and minority interest                                  $8,952       ($1,183)
Income tax provision                                                                                3,753          (441)
                                                                                             ------------- -------------
Income (loss) before minority interest                                                              5,199          (742)
Minority interest held by affiliates                                                               (1,467)         (300)
Minority interest -- other                                                                         (2,438)       (2,438)
------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME  (LOSS)                                                                   $1,294       ($3,480)

DEFICIT
Beginning of period                                                                              (123,943)     (134,793)
------------------------------------------------------------------------------------------------------------------------

End of period                                                                                   ($122,649)    ($138,273)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                                   ($61)      ($4,835)

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before minority interest                                                               0.80         (0.43)
Minority interest held by affiliates                                                                (0.30)        (0.06)
Minority interest -- other                                                                          (0.51)        (0.51)
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                                                                 ($0.01)       ($1.00)
------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

                                                                                             For the Three Months Ended
                                                                                              December 31
(In thousands)                                                                                   1995          1994
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                 ($4,575)      ($4,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                    2,413         2,329
    Loss on sale of property                                                                           57             0
    (Increase) decrease in accounts receivable and accrued income                                  (3,778)          498
    Increase in deferred tax asset                                                                 (2,510)       (2,555)
    Increase in accounts payable and accrued expenses                                              (8,610)       (6,411)
    Decrease in tax sharing receivable                                                             10,000         5,000
    Amortization of debt expense                                                                      142           106
    Equity in earnings of unconsolidated entities                                                    (471)         (828)
    Other                                                                                           2,048         1,616
                                                                                             ------------- -------------
                                                                                                   (5,284)       (4,923)
                                                                                             ------------- -------------
Banking
Net income                                                                                          5,869         1,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Accretion of premiums, discounts and net deferred loan fees                                       590          (500)
    Depreciation and amortization                                                                   5,753         5,144
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                            2,297           786
    Provision for loan losses                                                                      11,913         8,607
    Net fundings of loans held for sale  and/or securitization                                   (137,895)      (77,742)
    Proceeds from sales of trading securities                                                      58,993        28,841
    Proceeds from sales of loans held for sale and/or securitization                              883,711       627,787
    Earnings on real estate                                                                        (1,258)       (3,171)
    Provision for losses on real estate held for investment or sale                                 9,456         7,467
    (Gain) loss on sales of trading securities, net                                                  (253)          111
    Gain on sales of loans, net                                                                    (4,957)         (210)
    Gain on sales of mortgage servicing rights, net                                                     0          (406)
    Minority interest held by affiliates                                                            1,467           300
    Minority interest - other                                                                       2,438         2,438
    (Increase) decrease in excess servicing assets                                                 (2,832)        4,163
    Increase in other assets                                                                      (13,179)      (14,280)
    Decrease in other liabilities and accrued expenses                                            (20,897)       (6,401)
    Increase in tax sharing payable                                                               (10,000)       (5,000)
    Other, net                                                                                     (5,608)        5,905
                                                                                             ------------- -------------
                                                                                                  785,608       585,037
                                                                                             ------------- -------------
Net cash provided by operating activities                                                         780,324       580,114
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                    (833)         (745)
Property acquisitions                                                                                   0       (10,170)
Property sales                                                                                      1,812             0
Equity investment in unconsolidated entities                                                       (1,266)       (2,311)
Notes receivable - affiliates                                                                           0             0
Other investing activities                                                                              0             1
                                                                                             ------------- -------------
                                                                                                     (287)      (13,225)
                                                                                             ------------- -------------
Banking
Proceeds from maturities of investment securities                                                       0           100
Net proceeds from sales of real estate                                                             26,709        22,651
Net proceeds from sales of mortgage servicing rights                                                  966           406
Net fundings of loans receivable                                                                 (487,366)     (841,293)
Principal collected on mortgage-backed securities                                                  56,758        46,597
Purchases of loans receivable                                                                     (12,625)      (54,806)
Purchases of property and equipment                                                               (12,599)       (7,102)
Disbursements for real estate held for investment or sale                                          (8,505)      (15,509)
Other investing activities, net                                                                    (4,176)          107
                                                                                             ------------- -------------
                                                                                                 (440,838)     (848,849)
                                                                                             ------------- -------------
Net cash used in investing activities                                                            (441,125)     (862,074)
------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
                                                                                             For the Three Months Ended
                                                                                              December 31

(In thousands)                                                                                       1995          1994
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                       $0        $7,500
Principal curtailments and repayments of mortgages                                                 (3,153)       (1,967)
Proceeds from sales of unsecured notes                                                                731           838
Repayments of unsecured notes                                                                        (809)       (1,093)
Other financing activities, net                                                                      (144)         (107)
Other financing activities, net                                                                         0             0
                                                                                             ------------- -------------
                                                                                                   (3,375)        5,171
                                                                                             ------------- -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                            3,569,101     3,413,260
Customer withdrawals of deposits and payments for maturing certificates of deposit             (3,516,262)   (3,356,322)
Net increase in securities sold under repurchase agreements                                            96        41,670
Advances from the Federal Home Loan Bank                                                               34        85,000
Repayments of advances from the Federal Home Loan Bank                                                (24)      (82,000)
Proceeds from other borrowings                                                                    369,222       141,556
Repayments of other borrowings                                                                   (372,077)     (140,471)
Cash dividends paid on preferred stock                                                             (2,438)       (2,438)
Other financing activities, net                                                                       427         2,104
                                                                                             ------------- -------------
                                                                                                   48,079       102,359
                                                                                             ------------- -------------
Net cash provided by financing activities                                                          44,704       107,530
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              383,903      (174,430)
Cash and cash equivalents at beginning of period                                                  376,637       402,508
                                                                                             ------------- -------------
Cash and cash equivalents at end of period                                                       $760,540      $228,078
------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                      $65,746       $49,779
        Income taxes                                                                                5,494         4,462

Supplemental schedule of non-cash activities:
    Rollovers of notes payable - unsecured                                                          1,195           975
    Loans held for sale exchanged for trading securities                                           59,020        29,179
    Loans receivable transferred to loans held for sale and/or securitization                     672,583       835,000
    Loans made in connection with the sale of real estate                                          34,361           610
    Loans receivable transferred to real estate acquired in settlement of loans                     1,308           648
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                          0        23,155

------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1995. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. The accompanying financial statements include the accounts of B. F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

4. BANKING:

LOANS HELD FOR SALE:

At December 31, 1995 and September 30, 1995, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                    December 31,              September 30,
                                        1995                      1995
                                    ------------              -------------
(In thousands)

Credit card receivables             $   250,000               $    300,000
Automobile loan receivables              25,000                    200,000
Home improvement and other
 consumer loan receivables              100,000                       -
                                    ------------              -------------
  Total                             $   375,000               $    500,000
                                    ============              =============

LOANS RECEIVABLE:



                                    December 31,              September 30,
                                        1995                       1995
                                    -------------             -------------
(In thousands)

Single-family residential           $  1,297,366              $  1,322,772
Home equity                               52,895                    29,024
Commercial and multifamily                83,121                    86,007
Real estate construction                  40,612                    46,848
Ground                                    38,894                     6,892
Credit card                              606,866                   712,548
Automobile                                43,279                    39,217
Overdraft lines of credit                 17,198                    15,049
Home improvement and
  other consumer                          39,214                   112,705
Other                                     39,301                    31,975
                                    -------------             -------------
                                       2,258,746                 2,403,037
                                    -------------             -------------
Less:
  Undisbursed portion of loans            31,927                    28,147
  Unearned discounts                       1,032                     1,101
  Net deferred loan origination
    costs                                (12,371)                  (13,929)
  Allowance for loan losses               55,879                    60,496
                                    -------------             -------------
                                          76,467                    75,815
                                    -------------             -------------
  Total                             $  2,182,279              $  2,327,222
                                    =============             =============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                     December 31,             September 30,
                                         1995                     1995
                                    -------------             -------------
(In thousands)

Real estate held for investment     $      3,819              $      3,819
                                    -------------             -------------

Real estate held for sale                286,780                   354,277
                                    -------------             -------------

Less:
 Allowance for losses on real estate
  held for investment                        189                       193
 Allowance for losses on real estate
  held for sale                          123,792                   135,043
                                    -------------             -------------

                                         123,981                   135,236
                                    -------------             -------------

  Total real estate held for
   investment or sale               $    166,618              $    222,860
                                    =============             =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1995, the Bank's assets accounted for approximately 94% of the Trust's consolidated assets.
The Trust recorded net income of   $1.3 million for the three-month period
ended December 31, 1995, compared to a net loss of $3.5 million for the three-month period ended December 31, 1994.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at December 31, 1995, which consisted primarily of hotels, office and industrial projects, and land parcels, was reduced slightly from the number at September 30, 1995. In the first quarter of fiscal 1996, the Real Estate Trust sold a 344- room Howard Johnsons Hotel in Norfolk, Virginia and reclassified its office and industrial investment in Perimeter Way in Atlanta, Georgia, as a land parcel in anticipation of razing the buildings to prepare the site for future development. The leasing rate at December 31, 1995 discussed below for the office and industrial property portfolio excludes Perimeter Way.

The Real Estate Trust's office and industrial property portfolio had an 85% leasing rate at December 31, 1995, compared to leasing rates of 84% and 93%
at September 30, 1995 and December 31, 1994, respectively.   The decline in
leasing rates during fiscal 1995 was primarily attributable to the termination of leases for 137,000 square feet of space by two tenants at one
property.    At  December  31, 1995, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1.3 million square feet, of which 152,000 square feet (11.6%) and 235,000 square feet (18.0%) are subject to leases whose terms expire in the balance of fiscal 1996 and in fiscal 1997, respectively. Due to a decline in market leasing rates for office space over the past several years, the terms of certain of the new leases may be less favorable to the Real Estate Trust than the terms of the expiring leases.

For the eight hotel properties owned by the Real Estate Trust throughout the 1995 and 1994 quarters, the average occupancy rates were 63% and 60%, respectively, and the average room rates were $63.48 and $60.62, respectively. Five of these hotels registered improved occupancies and seven registered higher average room rates in the current period. Overall results for the hotel portfolio for the December 1995 quarter (during which one property was sold) and the December 1994 quarter (during which one property was acquired) reflected average occupancy rates of 64% and 58%, respectively, and average room rates of $65.29 and $58.42, respectively.

BANKING

General. The Bank recorded operating income of $16.0 million during the December 1995 quarter, compared to operating income of $6.0 million in the prior corresponding period. The $10.0 million increase in operating income for the current quarter was primarily a result of the Bank's continued expansion of its credit card program, which contributed to the $21.8 million increase in loan and deposit servicing fees over the December 1994 quarter. The Bank also recognized a $6.2 million increase in net interest income before the provision for loan losses. Partially offsetting the positive effect these items had on income was a $16.0 million increase in operating expenses and a $3.3 million increase in the provision for loan losses. See "Results of Operations."

At December 31, 1995, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.88%, 5.88%, 6.66% and 11.73%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). On the basis of its balance sheet at December 31, 1995, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Capital."

Real estate owned, net of valuation allowances, declined 25.6% during the December 1995 quarter to $163.0 million at December 31, 1995, from $219.2 million at September 30, 1995. This reduction was primarily a result of the sale to a single purchaser of the Bank's remaining residential lots in two of its five planned unit developments (the "Communities") and other residential properties. See "REO."

The Bank securitized and sold $550.0 million of credit card receivables pursuant to its portfolio funding strategy during the first quarter of fiscal 1996. The Bank also securitized and sold $247.6 million of automobile loan receivables in the current quarter, which sale resulted in a gain of $4.6 million. See "Liquidity."

The Bank's assets are subject to review and classification by the Office of Thrift Supervision ("OTS") upon examination. The OTS concluded its most recent annual examination of the Bank in December 1995.

Asset Quality.

Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the first quarter of fiscal 1996 from the level at September 30, 1995. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)
                                                             December 31,   September 30,   December 31,
                                                                 1995           1995            1994
                                                            -------------  --------------  -------------
Non-performing assets:
  Non-accrual loans:
    Residential                                             $      9,652   $       8,593   $      7,747
    Commercial and multifamily                                       194             194            114
                                                            -------------  --------------  -------------
      Total non-accrual real estate loans                          9,846           8,787          7,861
    Credit card                                                   21,168          18,569         14,634
    Consumer and other                                               757             595          1,036
                                                            -------------  --------------  -------------
      Total non-accrual loans (1)                                 31,771          27,951         23,531
                                                            -------------  --------------  -------------

  Non-accrual real estate held for investment (1)                 --             --               9,079
                                                            -------------  --------------  -------------

  Real estate acquired in settlement of loans                    286,780         354,277        380,926
  Reserve for losses on real estate acquired in settlement
    of loans                                                    (123,792)       (135,043)      (114,491)
                                                            -------------  --------------  -------------
    Real estate acquired in settlement of loans, net             162,988         219,234        266,435
                                                            -------------  --------------  -------------

      Total non-performing assets                           $    194,759   $     247,185   $    299,045
                                                            =============  ==============  =============


Reserve for losses on loans                                 $     55,879   $      60,496   $     49,741
Reserve for losses on real estate held for investment                189             193         10,064
Reserve for losses on real estate acquired in settlement
  of loans                                                       123,792         135,043        114,491
                                                            -------------  --------------  -------------

  Total reserves for losses                                 $    179,860   $     195,732   $    174,296
                                                            =============  ==============  =============





Ratios:

  Non-performing assets, net to total assets (2)                    2.80%           3.80%          5.03%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                         112.81%         123.82%        175.79%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                         201.25%         249.47%        235.96%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                      286.92%         553.11%        134.36%

  Reserve for losses on loans to non-accrual loans (1)            175.88%         216.44%        211.38%

  Reserve for losses on loans to total loans receivable (3)         2.09%           2.05%          1.76%



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

Non-performing assets totaled $194.8 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $123.8 million, at December 31, 1995, compared to $247.2 million, after valuation allowances on REO of $135.0 million, at September 30, 1995. In addition to the valuation allowances on REO, the Bank maintained $2.6 million of valuation allowances on its non-accrual loans at December 31, 1995 compared to $2.3 million at September 30, 1995. The decrease in non-performing assets for the current quarter was primarily attributable to a net decrease in REO of $56.2 million. See "REO".

Non-accrual Loans. The Bank's non-accrual loans totaled $31.8 million at December 31, 1995, which represented an increase of $3.8 million from $28.0 million at September 30, 1995. At December 31, 1995, non-accrual loans consisted primarily of $9.8 million of non-accrual real estate loans and $21.2 million of non-accrual credit card loans.

REO. At December 31, 1995, the Bank's REO totaled $163.0 million, after valuation allowances on such assets of $123.8 million. The principal component of REO consists of the Communities, which had an aggregate book value of $117.5 million at that date. Four of the five Communities are under active development but, as a result of the large residential lot sale discussed below, the Bank owns only commercial land in two of the four Communities.

During the three months ended December 31, 1995, REO decreased $56.2 million. This decrease was primarily attributable to the sale of the remaining residential lots (1,963) in two of its Communities and certain other residential properties to a single purchaser, at an amount that approximated the net carrying value, after utilization of applicable valuation allowances, of these assets. The impact of this transaction was to reduce REO, net of all valuation allowances, by $49.2 million. The Bank provided financing of $33.4 million, net of participations, in connection with this sale.

During the three months ended December 31, 1995, the Bank received revenues of approximately $58.0 million upon the disposition of REO, which consisted of one commercial ground property ($0.7 million), 2,024 residential lots or units in the Communities and other smaller residential properties ($51.7 million), approximately 17.4 acres of land in two of the Communities ($4.1 million) and various single-family residential properties ($1.5 million).

At December 31, 1995, the Bank had executed contracts to sell, or had received from potential buyers letters of intent to purchase, five additional REO properties at their aggregate book value of $24.3 million at that date.

In addition to the active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, which is in the pre-development stage and at September 30, 1995, was to be developed into approximately 4,200 residential units. During the first quarter of fiscal 1996, a zoning agreement was amended which increased the number of authorized residential units from 4,200 units to 6,200 units.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank s potential problem assets involve borrowers or properties experiencing cash flow problems. At December 31, 1995, potential problem assets totaled $7.6 million, before valuation allowances of $1.4 million, as compared to $8.2 million, before valuation allowances of $1.5 million, at September 30, 1995. The $0.6 million decrease in potential problem assets was primarily attributable to net principal reductions.

Delinquent Loans. At December 31, 1995, delinquent loans totaled $42.3 million (or 1.6% of loans) compared to $39.7 million (or 1.4% of loans) at September 30, 1995. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1995.

                                 Principal Balance
                        -----------------------------------     Total as a
                        Mortgage  Non-Mortgage                  Percentage
                          Loans      Loans          Total      of Loans (1)
                        --------  ------------    ---------    ------------
(Dollars in thousands)
Loans delinquent for:

30-59 days ..........   $ 5,502   $    22,052     $ 27,554         1.0%
60-89 days ..........     1,178        13,615       14,793         0.6%
                        --------  ------------    ---------    ------------
  Total .............   $ 6,680   $    35,667     $ 42,347         1.6%
                        ========  ============    =========    ============

(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-59 days includes one commercial permanent loan with a book balance of $0.1 million. The remaining balance of loans delinquent 30-89 days consists of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased slightly to $6.7 million at December 31, 1995 from $6.0 million at September 30, 1995.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $35.7 million at December 31, 1995 from $33.7 million at September 30, 1995, and increased as a percentage of total non-mortgage loans to 3.2% at December 31, 1995 from 2.4% at September 30, 1995.

Troubled Debt Restructurings. At December 31, 1995, loans accounted for as troubled debt restructurings totalled $16.1 million and included two commercial permanent loans with principal balances totaling $13.2 million, one residential ground loan with a principal balance of $2.2 million and one commercial collateralized loan with a principal balance of $0.7 million. The $1.2 million decrease in loans accounted for as troubled debt restructurings from $17.3 million at September 30, 1995 resulted from net principal reductions. At December 31, 1995, the Bank had commitments to lend $1.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At December 31, 1995 and September 30 1995, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

Analysis of Allowance for and Charge-offs  of Loans
(Dollars in thousands)
                                                       Three Months Ended
                                                          December 31,           Year Ended
                                                    ----------------------     September 30,
                                                       1995         1994            1995
                                                    ---------    ---------    ---------------
Balance at beginning of period                      $ 60,496     $ 50,205     $       50,205
                                                    ---------    ---------    ---------------

Provision for loan losses                             11,913        8,607             54,979
                                                    ---------    ---------    ---------------

Charge-offs:
  Residential                                            236          112              1,174
  Ground                                                                               1,768
  Credit card                                         17,510       11,216             50,172
  Consumer and other                                   1,612          627              3,463
                                                    ---------    ---------    ---------------
      Total charge-offs                               19,358       11,955             56,577
                                                    ---------    ---------    ---------------

Recoveries:
  Residential                                              2            1                 20
  Credit card                                          2,691        2,766             11,219
  Consumer and other                                     135          117                650
                                                    ---------    ---------    ---------------
      Total recoveries                                 2,828        2,884             11,889
                                                    ---------    ---------    ---------------

Charge-offs,  net of recoveries                       16,530        9,071             44,688
                                                    ---------    ---------    ---------------

Balance at end of period                            $ 55,879     $ 49,741     $       60,496
                                                    =========    =========    ===============



Provision for loan losses to average loans  (1) (2)     1.63%        1.71%              1.85%
Net loan charge-offs to average loans (1) (2)           2.26%        1.78%              1.51%
Ending reserve for losses on loans to total
  loans (2) (3)                                         2.09%        1.76%              2.05%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.
/TABLE

Components of Allowance for Losses on Loans by Type
(Dollars in Thousands)

                                                            December 31,
                                       -----------------------------------------------------          September 30,
                                                 1995                         1994                         1995
                                       ------------------------     ------------------------     ------------------------
                                                   Percent of                   Percent of                   Percent of
                                                    Loans to                     Loans to                     Loans to
                                        Amount     Total Loans       Amount     Total Loans       Amount     Total Loans
                                       --------    ------------     --------    ------------     --------    ------------
Balance at end of period allocated to:


Residential permanent                  $   934           51.1 %     $ 1,348           49.6 %     $   929           47.3 %

Home equity                                298            2.0           262            2.7           164            1.0

Commercial and multifamily               8,449            3.1         8,502            3.0         8,523            2.9

Residential construction                 1,034            0.7         1,392            1.0         1,159            0.8

Commercial construction                     13            0.1            58            0.2            56            0.2

Ground                                     379            1.3         2,257            0.5            49            0.1

Credit card                             42,600           32.1        34,530           29.1        46,325           34.4

Consumer and other                       2,172            9.6         1,392           13.9         3,291           13.3
                                       --------                     --------                     --------

    Total                              $55,879                      $49,741                      $60,496
                                       ========                     ========                     ========

Analysis of Allowance for and Charge-offs of
Real Estate Held for Investment or Sale
(In thousands)
                                         Three Months Ended
                                            December 31,            Year Ended
                                     --------------------------    September 30,
                                         1995           1994            1995
                                     -----------    -----------    -------------
Balance at beginning of period:
  Real estate held for investment    $      193     $    9,899     $      9,899
  Real estate held for sale             135,043        109,074          109,074
                                     -----------    -----------    -------------
    Total                               135,236        118,973          118,973
                                     -----------    -----------    -------------

Provision for real estate losses:
  Real estate held for investment            (4)           165           (6,974)
  Real estate held for sale               9,460          7,302           33,295
                                     -----------    -----------    -------------
    Total                                 9,456          7,467           26,321
                                     -----------    -----------    -------------

Charge-offs:
  Real estate held for investment:
    Commercial ground                         -              -            2,732
                                     -----------    -----------    -------------
    Total                                     -              -            2,732
                                     -----------    -----------    -------------

  Real estate held for sale:
    Residential construction                  -          1,782            1,924
    Residential ground                   20,711            103              103
    Commercial ground                         -              -            2,827
    Commercial construction                   -              -            2,472
                                     -----------    -----------    -------------
      Total                              20,711          1,885            7,326
                                     -----------    -----------    -------------

    Total charge-offs on real estate
       held for investment or sale       20,711          1,885           10,058
                                     -----------    -----------    -------------



Balance at end of period:
  Real estate held for investment           189         10,064              193
  Real estate held for sale             123,792        114,491          135,043
                                     -----------    -----------    -------------
    Total                            $  123,981     $  124,555     $    135,236
                                     ===========    ===========    =============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)
                                                 December 31,
                                          --------------------------      September 30,
                                              1995           1994             1995
                                          -----------    -----------    ---------------
Allowance for losses on real estate
  held for investment:
  Commercial and multifamily              $        -     $    7,793     $            -
  Ground                                           -          1,999                  -
  Other                                          189            272                193
                                          -----------    -----------    ---------------
     Total                                       189         10,064                193
                                          -----------    -----------    ---------------


Allowance for losses on real estate
  held for sale:
  Residential                                    158             57                184
  Home equity                                     13              8                  2
  Commercial and multifamily                       -            143                  -
  Commercial construction                          -          2,044                  -
  Residential construction                         -            253                  -
  Ground                                     122,621        111,986            134,857
  Unallocated                                  1,000              -                  -
                                          -----------    -----------    ---------------
     Total                                   123,792        114,491            135,043
                                          -----------    -----------    ---------------

     Total allowance for losses on real
       estate held for investment or sale $  123,981     $  124,555     $      135,236
                                          ===========    ===========    ===============

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale decreased by $15.9 million from the level at September 30, 1995 to $179.9 million at December 31, 1995. The $15.9 million decrease was primarily attributable to decreased valuation allowances on credit card and consumer and other loans and sales of residential lots in the Communities. During the three months ended December 31, 1995, the Bank provided an additional $9.9 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $20.9 million on these assets, of which $20.7 million related to charge-offs of valuation allowances previously established on REO properties sold, as discussed above.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $135.1 million at December 31, 1995, which constituted 45.5% of total non-performing real estate assets, before valuation allowances. This amount represented an $11.0 million decrease from the September 30, 1995 level of $146.1 million, or 40.2% of total non-performing real estate assets, before valuation allowances at that date. The allowance for losses on real estate held for sale at December 31, 1995 is in addition to approximately $54.4 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1995.

During the December 1995 quarter, the Bank provided an additional $1.8 million of general valuation allowances against its Communities pursuant to its policy to provide additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the three months ended December 31, 1995 were $14.8 million, compared to $8.5 million for the three months ended December 31, 1994. The increase in net charge-offs resulted primarily from a $238.4 million increase in average credit card balances and increased payment defaults due to maturation of the portfolio. The allowance for losses on credit card loans decreased to $42.6 million at December 31, 1995 from $46.3 million at September 30, 1995, primarily because the securitization and sale of $550.0 million of credit card receivables during the current quarter reduced the amount of credit card loans against which the Bank maintains the reserve. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans changed to 201.3% and 5.0%, respectively, at December 31, 1995 from 249.5% and 4.6%, respectively, at September 30, 1995.

The allowance for losses on consumer and other loans decreased to $2.2 million at December 31, 1995 from $3.3 million at September 30, 1995, primarily because the securitization and sale of $247.6 million of automobile loan receivables during the December 1995 quarter reduced the amount of consumer loans against which the Bank maintains the reserve. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans changed to 286.9% and 0.9%, respectively, at December 31, 1995 from 553.1%and 0.8%, respectively, at September 30, 1995.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1995, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)
                                                              More than     More than      More than
                                                              Six Months     One Year    Three Years
                                                Six Months     through       through       through      More than
                                                 or Less       One Year    Three Years    Five Years    Five Years      Total
                                               -----------   -----------   -----------   -----------   -----------   -----------
As of December 31, 1995
Mortgage loans:
 Adjustable-rate                               $  324,676    $  193,444    $  547,607    $  166,960    $   27,589    $1,260,276
 Fixed-rate                                        10,755        10,295        35,943        70,454        52,068       179,515
 Loans held for sale                               66,240           -             -             -             -          66,240
 Home equity credit lines and second mortgages     59,342            34            11           -             -          59,387
Credit card and other                             644,044        17,292        38,915        24,738        13,991       738,980
Loans held for securitization and sale            375,000           -             -             -             -         375,000
Mortgage-backed securities                        183,878       144,186       475,646         6,653        12,620       822,983
Other investments                                 673,213           -           4,386           -             -         677,599
                                               -----------   -----------   -----------   -----------   -----------   -----------

 Total interest-earning assets                  2,337,148       365,251     1,102,508       268,805       106,268     4,179,980
Total non-interest earning assets                     -             -             -             -         768,844       768,844
                                               -----------   -----------   -----------   -----------   -----------   -----------

 Total assets                                  $2,337,148    $  365,251    $1,102,508    $  268,805    $  875,112    $4,948,824
                                               ===========   ===========   ===========   ===========   ===========   ===========

Deposits:
 Fixed maturity deposits                       $  660,740    $  275,606    $  241,171    $  112,096    $      -      $1,289,613
 NOW, statement and passbook accounts           1,355,478        39,147       130,385        88,743       189,122     1,802,875
 Money market deposit accounts                    985,228           -             -             -             -         985,228
Borrowings:
 Capital notes - subordinated                      10,000           -             -             -         150,000       160,000
 Other                                            157,851         3,124           901         2,466         5,910       170,252
                                               -----------   -----------   -----------   -----------   -----------   -----------
 Total interest-bearing liabilities             3,169,297       317,877       372,457       203,305       345,032     4,407,968
Total non-interest bearing liabilities                -             -             -             -         241,103       241,103
Stockholders' equity                                  -             -             -             -         299,753       299,753
                                               -----------   -----------   -----------   -----------   -----------   -----------
 Total liabilities & stockholders' equity      $3,169,297    $  317,877    $  372,457    $  203,305    $  885,888    $4,948,824
                                               ===========   ===========   ===========   ===========   ===========   ===========

Gap                                             ($832,149)      $47,374      $730,051       $65,500     ($238,764)
Cumulative gap                                  ($832,149)    ($784,775)     ($54,724)      $10,776     ($227,988)
Cumulative gap as a percentage
 of total assets                                    (16.8)%       (15.9)%        (1.1)%         0.2 %        (4.6)%

The interest sensitivity gap represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 15.9% at December 31, 1995, compared to a negative 17.0% at September 30, 1995. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank s average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

Tax Sharing Payments. During the first three months of fiscal 1996, after receiving OTS approval, the Bank made tax sharing payments totaling $10.0 million to B. F. Saul Real Estate Investment Trust (the Trust ), which owns 80% of the Bank s Common Stock.

Capital. At December 31, 1995, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its December 31, 1995 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "well capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31, 1995 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory  Capital
(Dollars in thousands)
                                                                        Minimum                Excess
                                                  Actual          Capital Requirement         Capital
                                          ---------------------  ---------------------  ---------------------
                                                       As a %                 As a %                 As a %
                                            Amount    of Assets    Amount    of Assets    Amount    of Assets
                                          ---------   ---------  ---------   ---------  ---------   ---------
Capital per financial statements          $335,775
   Net unrealized holding losses (1)         2,780
                                          ---------
Adjusted capital                           338,555


Adjustments for tangible and core capital:
   Intangible assets                       (44,535)
   Non-includable subsidiaries  (2)         (2,088)
   Non-qualifying purchased/originated
     loan servicing                         (1,854)
                                          ---------
      Total tangible capital               290,078        5.88%  $ 74,000        1.50%  $216,078        4.38%
                                          ---------   =========  =========   =========  =========   =========

      Total core capital (3)               290,078        5.88%  $197,333        4.00%  $ 92,745        1.88%
                                          ---------   =========  =========   =========  =========   =========

      Tier 1 risk-based capital (3)        290,078        6.66%  $174,131        4.00%  $115,947        2.66%
                                          ---------   =========  =========   =========  =========   =========

Adjustments for risk-based capital:
   Subordinated capital debentures         151,400
   Allowance for general loan losses        48,647
                                          ---------
      Total supplementary capital          200,047
   Excess allowance for loan losses
                                              --
                                          ---------
   Adjusted supplementary capital          200,047
                                          ---------
      Total available capital              490,125
   Equity investments (2)                  (25,990)
                                          ---------
      Total risk-based capital (3)        $464,135       11.73%  $348,261        8.00%  $115,874        3.73%
                                          =========   =========  =========   =========  =========   =========


(1)   Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(2)   Reflects an aggregate offset of $1.6 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to
      OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3)   Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital")  ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

Regulatory Action and Requirements. The Bank remains subject to a written agreement with the OTS, asamended in October 1993, which imposes certain restrictions on the Bank's operations and requires certain affirmative actions by the Bank. Primarily because of its level of non-performing assets, the Bank is also subject to restrictions on asset growth. Under the applicable OTS requirements, the Bank may not increase its total assets during any calendar quarter in excess of an amount equal to net interest credited on deposit liabilities during such quarter without prior written approval from the OTS. During the period October 1, 1995 through December 31, 1995, the Bank's total assets increased by $36.9 million, which is $6.3 million less than the net interest credited on deposit liabilities for such period. On December 21, 1995, the OTS notified the Bank that it would waive the growth restriction for the quarter ending March 31, 1996 to allow for an increase in total assets of up to $200 million, subject to the conditions that the Bank maintain sufficient capital to meet the "well capitalized" ratios under the OTS's prompt corrective action regulations as well as all fully phased-in regulatory capital requirements.

The Bank has been able to maintain capital compliance in recent periods despite the gradual phase-out of various assets from regulatory capital. At December 31, 1995, the only remaining assets subject to a future increased phase-out from regulatory capital were the Bank's extensions of credit to, and investments in, subsidiaries engaged in activities impermissible to national banks ("non-includable subsidiaries"). At December 31, 1995, the Bank had $3.8 million, after subsequent valuation allowances, of such assets, which were subject at that date to a 60% phase-out from all three FIRREA capital requirements. This phase-out will increase to 100% on July 1, 1996.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In September 1995, the Bank received from the OTS an extension through September 29, 1996 of the five-year holding period for certain of its REO properties acquired through foreclosure in fiscal 1990 and fiscal 1991. The following table sets forth the Bank's REO at December 31, 1995, after valuation allowances of $123.8 million, by the fiscal year in which the property was acquired through foreclosure.

    Fiscal Year               (In thousands)
    ------------              --------------

    1990 (1) (2).............  $   44,912
    1991 (2).................      84,450
    1992 ....................      14,844
    1993 ....................       4,827
    1994 ....................       2,321
    1995 ....................      10,644
    1996 ....................         990
                              --------------
            Total REO .......  $  162,988
                              ===============

(1) Includes REO with an aggregate net book value of $26.0 million, which the Bank treats as equity investments for regulatory capital purposes.

(2) Includes REO with an aggregate net book value of $101.7 million, for which the Bank received an extension of the five-year holding period through September 29, 1996.

Although the Bank's regulatory capital ratios on a fully phased-in basis at December 31, 1995 would meet the ratios established for "well capitalized" institutions, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized" under the prompt corrective action standards.

Deposit Insurance Premiums. Thrift institutions insured by the SAIF, including the Bank, paid substantially higher deposit insurance premiums in the first quarter of fiscal 1996 than similarly-situated commercial banks insured by the Bank Insurance Fund ( BIF ). The disparity in insurance premiums between commercial banks and thrifts increased as of January 1, 1996, when BIF insurance rates were further lowered. Legislation designed to reduce or eliminate the disparity between BIF and SAIF insurance premiums by, among other things, imposing on thrift institutions a one-time assessment estimated to be up to 85 basis points on their SAIF-insured deposits to capitalize the SAIF has been included in the budget legislation which has passed Congress and has been vetoed for other reasons by President Clinton. As a result, it is unclear if, and in what form, such legislation will be enacted. In the absence of such legislation, the Bank and the remainder of the thrift industry will continue to pay higher insurance premiums than commercial banks which could lead to a competitive disadvantage in the pricing of loans and deposits and additional operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes ("Secured Notes"), and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

Recent Liquidity Trends. During the three-month period ended December 31, 1995, the Real Estate Trust purchased 200,000 shares of common stock of Saul Centers, Inc. (representing 1.7% of such company's outstanding common stock) for approximately $2.8 million. These shares have been deposited with the Trustee for the Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At December 31, 1995, borrowings under the facility were $500,000. Availability under this facility will vary from time to time depending upon the value of the collateral deposited by the Real Estate Trust.

In the first quarter of fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. At December 31, 1995, availability under this facility was entirely restricted pending the delivery of collateral by the Real Estate Trust.

The Real Estate Trust is currently selling Unsecured Notes principally to provide funds to pay outstanding Unsecured Notes as they mature. During the three-month period ended December 31, 1995, the Real Estate Trust sold $1.9 million of new Unsecured Notes and paid $2.0 million of maturing notes. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust is effectively refinancing its outstanding Unsecured Notes with similar new unsecured debt at the lower interest rates prevailing in today's market. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, which was the case in the December 1995 quarter, it will finance such repayments from other sources of funds.

The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1995 for the balance of fiscal 1996 and subsequent years is set forth in the following table:

                         Debt Maturity Schedule
                             (In thousands)
---------------------------------------------------------------------------
                                 Notes Payable    Notes Payable
Fiscal Year    Mortgage Notes      - Secured       - Unsecured     Total
---------------------------------------------------------------------------
 1996 (1)        $  7,937        $      --         $    4,119    $ 12,056
 1997              17,690                500            5,616      23,806
 1998               7,413               --              7,293      14,706
 1999              17,076               --             13,763      30,839
 2000              18,855               --              5,990      24,845
Thereafter        112,005            175,000            4,198     291,203
---------------------------------------------------------------------------
Total            $180,976        $   175,500       $  40,979     $397,455
===========================================================================

(1)  January 1, 1996 - September 30, 1996

Of the $181.0 million of mortgage debt outstanding at December 31, 1995, $140.6 million was nonrecourse to Real Estate Trust.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years willbe in range of $5.0 to $8.0 million per year.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods enhance prospects for the Real Estate
Trust to receive tax sharing payments and dividends from the Bank.   Under
the terms of the Bank's written agreement with the OTS, any tax sharing payments by the Bank must be approved by the OTS. During the three-month period ended December 31, 1995, the OTS approved, and the Bank made, a tax sharing payment of $10.0 million to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly
cash distributions to the partners out of net cash flow.   During the three-
month period ended December 31, 1995, the Real Estate Trust received total cash distributions of $1.36 million from Saul Holdings Partnership.

BANKING

Liquidity. The Bank's average liquidity ratio for the month ended December 31, 1995 was 21.7%, compared to 17.5% for the month ended September 30, 1995. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first three months of fiscal 1996.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $4.6 billion of outstanding trust certificate balances at December 31, 1995, the primary recourse to the Bank was approximately $118.5 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At December 31, 1995, recourse to the Bank under these arrangements was approximately $4.3 million.

There were no material commitments for capital expenditures at December 31, 1995.

The Bank's liquidity requirements in fiscal 1996 and for years subsequent to fiscal 1996 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital and other regulatory requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO
     THREE MONTHS ENDED DECEMBER 31, 1994

REAL ESTATE

The following table sets forth for the three-month period ended December 31, 1995 (the "1996 quarter") and the three-month period ended December 31, 1994 (the "1995 quarter") direct operating results for the Real Estate Trust's hotel properties and commercial properties (consisting of office and industrial properties).

                                            Three Months Ended December 31,
                                                 1995             1994
(In thousands)                              --------------   --------------

HOTELS (1)
Revenue
     Room sales                                $ 8,710          $ 7,735
     Food sales                                  2,570            2,497
     Beverage sales                                744              745
     Other                                         681              712
                                               -------          -------
             Total revenue                      12,705           11,689
                                               -------          -------

Direct operating expenses
     Payroll                                     3,726            3,738
     Cost of sales                               1,184            1,147
     Utilities                                     596              680
     Repairs and maintenance                       590              611
     Advertising and promotion                     670              560
     Property taxes                                347              306
     Insurance                                     160              140
     Other                                       1,430            1,253
                                               -------          -------
             Total direct operating expenses     8,703            8,435
                                               -------          -------

Income after direct operating expenses         $ 4,002          $ 3,254
                                               =======          =======

COMMERCIAL PROPERTIES
(OFFICE AND INDUSTRIAL PROPERTIES)
Revenue
     Base rent                                 $ 4,164          $ 4,315
     Expense recoveries                            207              221
     Other                                         143              103
                                               -------          -------
             Total revenues                      4,514            4,639
                                               -------          -------

Direct operating expenses
     Utilities                                     518              575
     Repairs and maintenance                       439              498
     Real estate taxes                             361              342
     Payroll                                       158              142
     Insurance                                      64               64
     Other                                         182              201
                                               -------          -------
             Total direct operating expenses     1,722            1,822
                                               -------          -------

Income after direct operating expenses         $ 2,792          $ 2,817
                                               =======          =======

(1) Includes the results of the acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.

The Real Estate Trust recorded a loss before depreciation and amortization of $4.5 million and an operating loss of $7.0 million in the 1996 quarter, compared to a loss before depreciation and amortization of $4.8 million and an operating loss of $7.2 million in the corresponding prior period. The reduction in the operating loss was largely attributable to improved operating results of the hotel properties.

Income after direct operating expenses from hotel properties increased $748,000 (23.0%) in the 1996 quarter over the level achieved in the 1995 quarter. In the current period, room sales increased $975,000 (12.6%), while food and beverage sales increased $72,000 (2.2%). The increase in total revenue of $1,016,000 (8.7%) exceeded the increase of $268,000 (3.2%) in direct operating expenses. The revenue increase was attributable to improved market conditions, which contributed to higher occupancy rates and permitted the Real Estate Trust to raise average room rates.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, decreased $25,000 (0.9%) in the 1996 quarter from the level in the 1995 quarter. The decrease in gross income, which totaled $125,000 (2.8%), resulted from a decline in leasing
revenue.   Expenses decreased by $100,000 (5.5%) in the 1996 quarter, primarily as a result of lower repair and maintenance costs, utility payments and management fees.

Interest expense decreased $92,000 (0.9%) in the 1996 quarter, primarily
because of lower average borrowings.   Average balances of the Real Estate
Trust's outstanding borrowings decreased slightly to $398.8 million for the 1996 quarter from $403.9 million for the 1995 quarter. The average interest rate in the 1996 quarter was 10.28%, compared to 10.19% in the 1995 quarter.

Depreciation increased $84,000 (3.6%) in the 1996 quarter as a result of new assets placed in service and the changes in the hotel portfolio described above. Amortization of debt expense increased $36,000 (34%) in the 1996 quarter.

Advisory, management and leasing fees paid to related parties increased $30,000 (1.7%) in the 1996 quarter from the level in the 1995 quarter. The monthly advisory fees were $301,000 in the 1996 quarter, compared to $292,000 in the 1995 quarter.

BANKING

Overview. The Bank recorded operating income of $16.0 million for the three months ended December 31, 1995 (the "1995 quarter"), compared to operating income of $6.0 million for the three months ended December 31, 1994 (the "1994 quarter"). The increase in income for the 1995 quarter was primarily attributable to a $23.1 million increase in other (non-interest income) resulting primarily from an increase in loan and deposit servicing fees and a $6.2 million increase in net interest income before the provision for loan losses. These increases were partially offset by a $16.0 million increase in operating expenses and a $3.3 million increase in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $6.2 million (or 15.8%) in the 1995 quarter. The Bank would have recorded interest income of $2.1 million for the 1995 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.1 million was actually recorded on non-accrual assets and restructured loans for the 1995 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)
                                                                Three Months Ended December 31,
                                              ------------------------------------------------------------------
                                                           1995                                1994
                                              ------------------------------      ------------------------------
                                                Average              Yield/         Average              Yield/
                                                Balances   Interest   Rate          Balances   Interest   Rate
                                              -----------  --------  -------      -----------  --------  -------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                   $2,924,489   $76,484   10.46 %      $2,724,241   $63,628    9.34 %
  Mortgage-backed securities                     853,012    13,212    6.20         1,031,726    15,606    6.05
  Federal funds sold and securities
    purchased under agreements to resell         121,996     1,829    6.00            75,756       987    5.21
  Trading securities                               8,769       155    7.07             4,101        84    8.19
  Investment securities                            4,406        49    4.45             4,400        49    4.45
  Other interest-earning assets                  160,495     1,860    4.64           125,113     1,429    4.57
                                              -----------  --------               -----------  --------
   Total                                       4,073,167    93,589    9.19         3,965,337    81,783    8.25
                                                           --------  -------                   --------  -------

 Noninterest-earning assets:
  Cash                                           150,671                             127,061
  Real estate held for investment or sale        176,741                             327,492
  Property and equipment, net                    197,747                             143,552
  Cost in excess of net assets acquired, net      34,107                               6,653
  Other assets                                   224,952                             129,457
                                              -----------                         -----------
   Total assets                               $4,857,385                          $4,699,552
                                              ===========                         ===========

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                            $  875,606     5,950    2.72        $  870,984     5,980    2.75
   Savings deposits                              928,988     7,901    3.40         1,186,409     9,939    3.35
   Time deposits                               1,286,806    18,382    5.71           790,826     8,654    4.38
   Money market deposits                         976,924     9,746    3.99         1,133,372    11,368    4.01
                                              -----------  --------               -----------  --------
   Total deposits                              4,068,324    41,979    4.13         3,981,591    35,941    3.61
  Borrowings                                     340,420     6,290    7.39           368,719     6,700    7.27
                                              -----------  --------               -----------  --------
   Total liabilities                           4,408,744    48,269    4.38         4,350,310    42,641    3.92
                                                           --------  -------                   --------  -------
 Noninterest-bearing items:
  Noninterest-bearing deposits                    63,801                              65,348
  Other liabilities                               60,114                              33,549
  Stockholders' equity                           324,726                             250,345
                                              -----------                         -----------
   Total liabilities and stockholders' equity $4,857,385                          $4,699,552
                                              ===========                         ===========

Net interest income                                        $45,320                             $39,142
                                                           ========                            ========
Net interest spread (2)                                               4.81 %                              4.33 %
                                                                     =======                             =======
Net yield on interest-earning assets (3)                              4.45 %                              3.95 %
                                                                     =======                             =======
Interest-earning assets to interest-bearing liabilities              92.39 %                             91.15 %
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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                             Three Months Ended December 31, 1995
                                                         Compared to
                                             Three Months Ended December 31, 1994
                                                      Increase (Decrease)
                                                      Due to Change in (1)
                                           ------------------------------------------
                                                                             Total
                                              Volume          Rate          Change
                                           ------------   ------------   ------------

Interest income:
    Loans (2)                              $     4,886    $     7,970    $    12,856
    Mortgage-backed securities                  (4,802)         2,408         (2,394)
    Federal funds sold and securities
      purchased under agreements to resell         674            168            842
    Trading securities                             145            (74)            71
    Investment securities                            -              -              0
    Other interest-earning assets                  409             22            431
                                           ------------   ------------   ------------
        Total interest income                    1,312         10,494         11,806
                                           ------------   ------------   ------------


Interest expense:
    Deposit accounts                               793          5,245          6,038
    Borrowings                                  (1,066)           656           (410)
                                           ------------   ------------   ------------
        Total interest expense                    (273)         5,901          5,628
                                           ------------   ------------   ------------



Increase in net interest income            $     1,585    $     4,593    $     6,178
                                           ============   ============   ============



(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1995 quarter increased $11.8 million (or 14.4%) from the level in the 1994 quarter primarily as a result of higher average yields earned by the Bank on its principal categories of its interest-earning assets. Higher average balances of loans receivable, and, to a lesser extent, securities purchased under agreements to resell also contributed to the increase in interest income. The effect on interest income of higher average yields and higher average balances was offset in part by lower average balances of mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.45% in the 1995 quarter from 3.95% in the 1994 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect expiration of introductory rates on certain products and higher yields on other consumer loans. The positive effect of the increase on the Bank s net yield was offset in part by the increase of interest rates on the Bank s interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, increased by $12.9 million (or 20.2%) from the 1994 quarter primarily because of higher average yields on the loan portfolio. The average yield on the loan portfolio in the 1995 quarter increased by 112 basis points (to 10.46% from 9.34%) from the average yield in the 1994 quarter. Average yield increases on credit card loans and consumer loans, principally automobile and home improvement loans, to 16.91% from 13.84% (or 22.2%) and to 11.08% from 8.51% (or 30.2%), respectively, largely contributed to the higher average yields on the loan portfolio. The increase in the yield on credit card loans was primarily a result of the expiration of promotional introductory rates and was primarily responsible for a $16.3 million (or 57.9%) increase in interest income from credit card receivables. The increase in the yield on consumer loans was primarily due to higher yields earned on automobile loans originated by one of the Bank s operating subsidiaries and was largely responsible for a $2.9 million (or 36.1%) increase in interest income on consumer loans. Average yields on single-family residential permanent loans increased to 7.27% from 7.06%, which resulted in a $0.2 million (or 0.8%) increase in interest income from these assets. Average yields on home equity credit line loans, construction loans and commercial permanent loans increased to 8.01% from 7.91%, to 10.11% from 9.66% and to 6.75% from 6.65%, respectively.

Higher average balances of credit card and consumer loans also contributed to the increase in interest income on loans. Average balances of credit card loans increased $238.4 million (or 29.2%) and average balances of consumer loans increased $16.9 million (or 4.6%) in the 1995 quarter, primarily as a result of increased origination volume of such loans. The positive effect of the higher average balances of credit card and consumer loans was partially offset by lower average balances of real estate loans. Average balances of single-family residential permanent loans decreased $28.1 million (or 2.0%) as a result of the decline in origination of such loans for the current period. Average balances of home equity credit line loans declined in the 1995 quarter, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $150.5 million of home equity credit line loan receivables in September 1995 contributed to a decline of $15.8 million (or 27.7%) in average balances of home equity credit line loans, which resulted in a $0.3 million decrease in income earned on these assets.

Interest income on mortgage-backed securities decreased $2.4 million (or 15.3%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1995 quarter reflected the effects of scheduled principal paydowns and unscheduled principal prepayments. The negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.20% from 6.05%.

Other interest income increased $1.3 million (or 52.7%) in the December 1995 quarter primarily as a result of higher average balances and higher average yields on securities purchased under agreements to resell, and, to a lesser extent, higher average balances on other interest-earning assets.

Interest expense increased $5.6 million for the 1995 quarter primarily because of an increase of $6.0 million (or 16.8%) in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased primarily as a result of an increase in average rates (to 4.13% from 3.61%), which reflected a shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $86.7 million. See Financial Condition - Asset and Liability Management.

The increase in interest expense on deposits was partially offset by a $0.4 million decrease in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $0.6 million decrease in interest expense on bonds payable due to a decrease in the aggregate average balance of $23.9 million, as a result of the sale in April 1995 of two residential apartment buildings securing the bonds. In connection with this sale, the bonds were assumed by the purchaser.

Provision for Loan Losses. The Bank's provision for loan losses increased to $11.9 million in the 1995 quarter from $8.6 million in the 1994 quarter. The $3.3 million increase was primarily attributable to increases of $2.6 million in the provision for losses on credit card loans, $0.6 million in the provision for losses real estate loans and $0.1 million in the provision for losses on consumer loans. The higher provisions on credit card and consumer loans resulted from increased origination volume and increased charge-offs of such loans over the prior quarter. See Financial Condition - Asset Quality
- Allowances for Losses.

Other Income. The increase in other (non-interest) income to $66.2 million in the 1995 quarter from $43.1 million in the 1994 quarter was primarily attributable to increases in loan and deposit servicing fees and gain on sales of loans. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

An increase of $11.3 million in excess servicing fees and $6.3 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $21.8 million (or 55.9%) in loan and deposit servicing fees. Such excess servicing fees and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $2.2 million increase in excess servicing fees related to home equity credit line loan securitizations, because of a decrease in the average prepayment rate with respect to the underlying receivables.

Gain on sales of loans increased by $4.7 million primarily as a result of a $4.6 million gain on the securitization and sale of $247.6 million of automobile loan receivables during the 1995 quarter.

The $4.9 million increase in loss on real estate held for investment or sale was primarily attributable to an increase of $2.0 million in the provision for losses on such assets, a decrease of $1.9 million in the gain recorded on sales of the Bank's REO properties and a decrease of $1.0 million in the operating income generated by the REO properties. See "Financial Condition - Asset Quality - Allowance for Losses".

Operating Expenses. Operating expenses for the 1995 quarter increased $16.0 million (or 23.7%) from the level in the 1994 quarter, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, loan, data processing and other operating expenses. The $5.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $2.6 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in July 1995. The $2.5 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1995 quarter. The $6.5 million increase in other operating expenses resulted primarily from an increase in credit card fraud losses recorded during the current period. During the December 1995 quarter, management changed its policy regarding the recognition of fraud losses which had the effect of increasing such losses by $3.7 million.

                            OTHER INFORMATION




PART II.




ITEM 6. Exhibits and Reports on Form 8-K

        Exhibit 27

                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              B. F. SAUL REAL ESTATE INVESTMENT TRUST
                              ------------------------------------------
                              (Registrant)



Date:     February 14, 1996   Stephen R. Halpin, Jr.,
          -----------------   ------------------------------------------
                              Vice President and Chief Financial Officer


Date:     February 14, 1996   Ross E. Heasley
          -----------------   ------------------------------------------
                              Vice President