Form 10-Q
period 1996-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1996-05-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996
                               ------------------------------------------------
                                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number : 1-7184

                     B.F. SAUL REAL ESTATE INVESTMENT TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                       52-6053341
- --------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

  8401 Connecticut Avenue,
  Chevy Chase, Maryland                         20815
- --------------------------------------------------------------------------------
 (Address of principal executive office)       (Zip Code)

                                 (301) 986-6000
- --------------------------------------------------------------------------------
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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 1, 1996, was 4,826,910.

                               TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at March 31, 1996 and
                            September 30, 1995

                  (b) Consolidated Statements of Operations for the
                         three-month and six-month periods ended
                            March 31, 1996 and 1995

                  (c) Consolidated Statements of Cash Flows for the
                            six-month periods ended March 31, 1996 and 1995

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended March 31, 1996 compared to
                              three months ended March 31, 1995

                            Six months ended March 31, 1996 compared to six
                              Months Ended March 31, 1995

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       March 31      September 30
(In thousands)                                                                                           1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotels                                                                                          $      119,185  $      122,649
    Commercial                                                                                             108,293         111,646
    Other                                                                                                    4,684           4,632
                                                                                                    --------------- ---------------
                                                                                                           232,162         238,927
    Accumulated depreciation                                                                               (75,636)        (75,140)
                                                                                                    --------------- ---------------
                                                                                                           156,526         163,787
Land parcels                                                                                                41,496          38,458
Cash and cash equivalents                                                                                   13,905          17,355
Other assets                                                                                                88,050          93,812
                                                                                                    --------------- ---------------
                    Total real estate assets                                                               299,977         313,412
- -----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    242,423         198,096
Interest-bearing deposits                                                                                   87,170          51,186
Securities purchased under agreements to resell                                                            300,000         110,000
Loans held for sale                                                                                        113,364          68,679
Loans held for securitization and sale                                                                     510,000         500,000
Investment securities (market value $4,404 and $4,371, respectively)                                         4,403           4,370
Mortgage-backed securities (market value $769,979 and $879,720, respectively)                              771,235         880,208
Loans receivable (net of allowance for losses of $60,879 and $60,496, respectively)                      2,254,625       2,327,222
Federal Home Loan Bank stock                                                                                31,940          31,940
Real estate held for investment or sale (net of allowance for losses of $122,299
     and $135,236, respectively)                                                                           150,086         222,860
Property and equipment, net                                                                                196,229         180,438
Cost in excess of net assets acquired, net                                                                   3,210           4,173
Excess servicing assets, net                                                                                24,463          25,640
Mortgage servicing rights, net                                                                              35,431          28,573
Other assets                                                                                               294,558         278,151
                                                                                                    --------------- ---------------
                    Total banking assets                                                                 5,019,137       4,911,536
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $     5,319,114   $  5,224,948
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $      178,005    $    184,502
Notes payable - secured                                                                                    180,500         175,500
Notes payable - unsecured                                                                                   40,691          41,057
Deferred gains - real estate                                                                               112,883         112,883
Other liabilities and accrued expenses                                                                      38,768          41,872
                                                                                                    --------------- ---------------
                    Total real estate liabilities                                                          550,847         555,814
- -----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,291,706       4,159,252
Securities sold under repurchase agreements and other short-term borrowings                                 15,037          10,435
Notes payable                                                                                                7,398           7,514
Federal Home Loan Bank advances                                                                            109,666         155,052
Custodial accounts                                                                                          12,163           7,413
Amounts due to banks                                                                                        34,068          32,240
Other liabilities                                                                                           80,177          87,545
Capital notes -- subordinated                                                                              160,000         160,000
                                                                                                    --------------- ---------------
                    Total banking liabilities                                                            4,710,215       4,619,451
- -----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        46,923          43,556
Minority interest -- other                                                                                  74,307          74,307
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        5,382,292       5,293,128
- -----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (119,424)       (123,943)
Net unrealized holding loss                                                                                 (2,007)         (2,490)
                                                                                                    --------------- ---------------
                                                                                                           (21,330)        (26,332)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                    --------------- ---------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (63,178)        (68,180)
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $     5,319,114   $  5,224,948
- -----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==================================================================================================================================
                                                         For the Three Months Ended               For the Six Months Ended
                                                                  March 31                                March 31
                                                    --------------------------------------  --------------------------------------
(In thousands, except per share amounts)                  1996                1995                1996                1995
- ----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                $        11,933   $          11,511    $         24,638      $       23,200
Commercial properties                                           4,150               4,820               8,664               9,459
Other                                                           1,123               1,210               2,063               2,206
                                                    ------------------  ------------------  ------------------  ------------------
Total income                                                   17,206              17,541              35,365              34,865
- ----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                      8,739               8,973              17,442              17,408
    Commercial properties                                       1,747               1,869               3,469               3,691
    Land parcels and other                                        411                 338                 779                 688
Interest expense                                                9,954              10,175              20,002              20,315
Amortization of debt expense                                      183                 131                 325                 237
Depreciation                                                    2,432               2,334               4,845               4,663
Advisory, management and leasing fees - related
     parties                                                    1,778               1,755               3,567               3,514
General and administrative                                        297               1,128                 717               1,556
                                                    ------------------  ------------------  ------------------  ------------------
Total expenses                                                 25,541              26,703              51,146              52,072
- ----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                     905                 935               1,376               1,763
Gain (loss) on sale of property                                    --               1,653                 (57)              1,653
- ----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                            $        (7,430)  $          (6,574)   $        (14,462)     $      (13,791)
- ----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                 $        72,352   $          73,273    $        148,836      $      136,901
Mortgage-backed securities                                     12,273              15,434              25,485              31,040
Trading securities                                                204                  60                 359                 144
Investment securities                                              48                  51                  97                  97
Other                                                           6,353               2,492              10,042               4,911
                                                    ------------------  ------------------  ------------------  ------------------
Total interest income                                          91,230              91,310             184,819             173,093
- ----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                               41,425              36,662              83,404              72,603
Short-term borrowings                                           1,472               5,725               3,875               8,049
Long-term borrowings                                            3,903               4,432               7,790               8,808
                                                    ------------------  ------------------  ------------------  ------------------
Total interest expense                                         46,800              46,819              95,069              89,460
                                                    ------------------  ------------------  ------------------  ------------------
Net interest income                                            44,430              44,491              89,750              83,633
Provision for loan losses                                     (28,850)            (13,618)            (40,763)            (22,225)
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            15,580              30,873              48,987              61,408
- ----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                6,433               2,559              10,718               6,671
Loan servicing fees                                            75,929              42,277             129,969              75,430
Deposit servicing fees                                          6,415               5,750              13,129              11,577
Gain (loss) on sales of trading securities, net                   407                (218)                660                (329)
Earnings (loss) on real estate held for investment
     or sale, net                                              (5,056)                957             (13,501)             (2,572)
Gain on sales of loans, net                                       285                  28               5,242                 238
Other                                                           4,911               3,951               9,319               7,396
                                                    ------------------  ------------------  ------------------  ------------------
Total other income                                             89,324              55,304             155,536              98,411
- ----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==================================================================================================================================
                                                         For the Three Months Ended               For the Six Months Ended
                                                                  March 31                                March 31
                                                    --------------------------------------  --------------------------------------
(In thousands, except per share amounts)                  1996                1995                1996                1995
- ----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                        $        31,354   $          26,817    $         60,684      $       50,583
Loan                                                            7,146               3,865              12,746               6,842
Property and equipment                                          8,375               7,091              16,100              13,821
Marketing                                                      10,670              11,061              21,095              23,179
Data processing                                                12,732              10,801              24,577              20,160
Deposit insurance premiums                                      2,677               2,907               5,334               5,838
Amortization of cost in excess of net assets
     acquired                                                     481                 627                 963               1,252
Other                                                          10,128              10,637              25,699              19,739
                                                    ------------------  ------------------  ------------------  ------------------
Total operating expenses                                       83,563              73,806             167,198             141,414
- ----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                              $        21,341   $          12,371    $         37,325      $       18,405
- ----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income before income taxes and minority
     interest                                         $        13,911   $           5,797    $         22,863      $        4,614
Income tax provision                                            6,069                 874               9,822                 433
                                                    ------------------  ------------------  ------------------  ------------------
Income before minority interest                                 7,842               4,923              13,041               4,181
Minority interest held by affiliates                           (2,180)             (1,351)             (3,647)             (1,651)
Minority interest -- other                                     (2,437)             (2,437)             (4,875)             (4,875)
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME  (LOSS)                      $         3,225   $           1,135    $          4,519      $       (2,345)

DEFICIT
Beginning of period                                          (122,649)           (138,273)           (123,943)           (134,793)
- ----------------------------------------------------------------------------------------------------------------------------------

End of period                                         $      (119,424)  $        (137,138)   $       (119,424)     $     (137,138)
- ----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $         1,870   $            (220)   $          1,809      $       (5,055)
NET INCOME (LOSS) PER COMMON SHARE
Income before minority interest                                  1.34                0.73                2.14                0.30
Minority interest held by affiliates                            (0.45)              (0.28)              (0.76)              (0.34)
Minority interest -- other                                      (0.50)              (0.50)              (1.01)              (1.01)
- ----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                    $          0.39   $           (0.05)   $           0.37      $        (1.05)
- ----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                   For the Six Months Ended
                                                                                                           March 31
                                                                                             --------------------------------------
(In thousands)                                                                                     1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                       $       (10,067)    $        (8,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation                                                                                         4,845               4,663
    (Gain) loss on sale of property                                                                         57              (1,653)
    Increase in accounts receivable and accrued income                                                  (3,783)             (6,992)
    Increase in deferred tax asset                                                                      (4,640)             (4,860)
    Increase (decrease) in accounts payable and accrued expenses                                        (2,114)                137
    Decrease in tax sharing receivable                                                                  15,000              10,000
    Amortization of debt expense                                                                           325                 230
    Equity in earnings of unconsolidated entities                                                       (1,376)             (1,869)
    Other                                                                                               (1,009)              8,127
                                                                                             ------------------  ------------------
                                                                                                        (2,762)             (1,164)
                                                                                             ------------------  ------------------
Banking
Net income                                                                                              14,586               6,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                             836                (928)
    Depreciation and amortization                                                                       11,813              10,616
    Amortization of cost in excess of net assets acquired and mortgage servicing rights                  4,703               1,604
    Provision for loan losses                                                                           40,763              22,225
    Net fundings of loans held for sale  and/or securitization                                        (334,777)           (141,979)
    Proceeds from sales of trading securities                                                          139,307              49,154
    Proceeds from sales of loans held for sale and/or securitization                                 1,102,793           1,083,992
    Earnings (loss) on real estate                                                                          11              (1,895)
    Provision for losses on real estate held for investment or sale                                     12,955              13,809
    (Gain) loss on sales of trading securities, net                                                       (660)                329
    Gain on sales of loans, net                                                                         (5,242)               (238)
    Minority interest held by affiliates                                                                 3,647               1,651
    Minority interest - other                                                                            4,875               4,875
    Decrease in excess servicing assets                                                                  1,177               6,294
    Increase in other assets                                                                            (1,873)             (9,297)
    Decrease in other liabilities and accrued expenses                                                  (7,539)            (18,270)
    Decrease in tax sharing payable                                                                    (15,000)            (10,000)
    Other, net                                                                                          (4,813)              4,607
                                                                                             ------------------  ------------------
                                                                                                       967,562           1,023,151
                                                                                             ------------------  ------------------
Net cash provided by operating activities                                                              964,800           1,021,987
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                       (2,522)             (2,786)
Property acquisitions                                                                                       --             (10,159)
Property sales                                                                                           1,812                  --
Equity investment in unconsolidated entities                                                               671              (2,960)
Other investing activities                                                                                  --                  51
                                                                                             ------------------  ------------------
                                                                                                           (39)            (15,854)
                                                                                             ------------------  ------------------
Banking
Proceeds from maturities of investment securities                                                           --                 100
Net proceeds from sales of real estate                                                                  38,602              34,005
Net proceeds from sales of mortgage servicing rights                                                       966                 814
Net fundings of loans receivable                                                                      (834,692)         (1,452,497)
Principal collected on mortgage-backed securities                                                      107,890              81,633
Purchases of loans receivable                                                                          (45,169)            (61,708)
Purchases of property and equipment                                                                    (27,849)            (17,932)
Purchases of mortgage servicing rights                                                                 (10,243)                 --
Disbursements for real estate held for investment or sale                                              (12,909)            (23,129)
Other investing activities, net                                                                         (5,276)                313
                                                                                             ------------------  ------------------
                                                                                                      (788,680)         (1,438,401)
                                                                                             ------------------  ------------------
Net cash used in investing activities                                                                 (788,719)         (1,454,255)
- -----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                   For the Six Months Ended
                                                                                                           March 31
                                                                                             --------------------------------------
(In thousands)                                                                                     1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                               $            --     $        11,400
Principal curtailments and repayments of mortgages                                                      (5,121)             (8,173)
Proceeds from secured note financing                                                                     5,000                  --
Proceeds from sales of unsecured notes                                                                   1,384               2,254
Repayments of unsecured notes                                                                           (1,750)             (2,008)
Other financing activities, net                                                                           (162)               (267)
                                                                                             ------------------  ------------------
                                                                                                          (649)              3,206
                                                                                             ------------------  ------------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                 7,246,517           6,881,059
Customer withdrawals of deposits and payments for maturing certificates of deposit                  (7,114,063)         (6,850,481)
Net increase in securities sold under repurchase agreements                                                  9             116,181
Advances from the Federal Home Loan Bank                                                                 4,665             315,690
Repayments of advances from the Federal Home Loan Bank                                                 (50,051)           (250,000)
Proceeds from other borrowings                                                                         772,600             331,625
Repayments of other borrowings                                                                        (768,123)           (332,667)
Cash dividends paid on preferred stock                                                                  (4,875)             (4,875)
Other financing activities, net                                                                          4,750              11,099
                                                                                             ------------------  ------------------
                                                                                                        91,429             217,631
                                                                                             ------------------  ------------------
Net cash provided by financing activities                                                               90,780             220,837
- -----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                   266,861            (211,431)
Cash and cash equivalents at beginning of period                                                       376,637             402,542
                                                                                             ------------------  ------------------
Cash and cash equivalents at end of period                                                     $       643,498     $       191,111
- -----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest (net of amount capitalized)                                                   $       118,190     $       112,524
        Income taxes                                                                                     7,164                (163)

Supplemental schedule of non-cash investing and financing activities:
    Rollovers of notes payable - unsecured                                                               2,153               2,045
    Loans held for sale exchanged for trading securities                                               138,891              49,735
    Loans receivable transferred to loans held for sale and/or securitization                          956,583           1,738,000
    Loans made in connection with the sale of real estate                                               41,391               1,389
    Loans receivable transferred to real estate acquired in settlement of loans                          3,154               3,832
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                              --              23,155


- -----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

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

4. BANKING:

LOANS HELD FOR SALE:

At March 31, 1996 and September 30, 1995, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                    March 31,      September 30,
                                                      1996              1995
                                                   -----------      -----------
(In thousands)
Credit card receivables                              $175,000         $300,000
Automobile loan receivables                           135,000          200,000
Home improvement and other
 consumer loan receivables                            140,000                -
Home equity credit line receivables                    60,000                -
                                                     --------         --------
  Total                                              $510,000         $500,000
                                                     ========         ========

LOANS RECEIVABLE:

                                                    March 31,      September 30,
                                                      1996              1995
                                                   -----------      -----------
(In thousands)

Single-family residential                          $ 1,294,147      $ 1,322,772
Home equity                                             13,529           29,024
Commercial and multifamily                              83,026           86,007
Real estate construction                                42,097           46,848
Ground                                                  46,768            6,892
Credit card                                            707,922          712,548
Automobile                                              52,312           39,217
Overdraft lines of credit                               18,099           15,049
Home improvement and
  other consumer                                        25,382          112,705
Other                                                   61,389           31,975
                                                   -----------      -----------
                                                     2,344,671        2,403,037
                                                   -----------      -----------
Less:
  Undisbursed portion of loans                          40,076           28,147
  Unearned discounts                                       991            1,101
  Net deferred loan origination
    costs                                              (11,900)         (13,929)
  Allowance for loan losses                             60,879           60,496
                                                   -----------      -----------
                                                        90,046           75,815
                                                   -----------      -----------
  Total                                            $ 2,254,625      $ 2,327,222
                                                   ===========      ===========

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                                March 31,   September 30,
                                                  1996          1995
                                                --------      --------
(In thousands)

Real estate held for investment                 $  3,819      $  3,819
                                                --------      --------

Real estate held for sale                        268,566       354,277
                                                --------      --------

Less:
 Allowance for losses on real estate
  held for investment                                188           193
 Allowance for losses on real estate
  held for sale                                  122,111       135,043
                                                --------      --------

                                                 122,299       135,236
                                                --------      --------

  Total real estate held for
   investment or sale                           $150,086      $222,860
                                                ========      ========

REGULATORY MATTERS:

Because of the continued improvement in the financial condition of the Bank, on March 29, 1996, the OTS released the Bank from its September 30, 1991 written agreement with the OTS, as amended in October 1993, and from regulatory restrictions on asset growth. In connection with the termination of the written agreement and at the request of the OTS, the Board of Directors of the Bank has adopted a resolution which addresses certain issues previously addressed by the written agreement. Among other things, the resolution authorizes the Bank: (i) to make tax sharing payments to the B. F. Saul Real Estate Investment Trust of up to $15 million relating to any single fiscal year without OTS approval; and
(ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At March 31, 1996, the Bank's assets accounted for approximately 94% of the Trust's consolidated assets. The Trust recorded net income of $4.5 million for the six-month period ended March 31, 1996 compared to a net loss of $2.3 million for the six-month period ended March 31, 1995.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at March 31, 1996, which consisted primarily of hotels, office and industrial projects and land parcels was reduced slightly from the number at September 30, 1995. In the first quarter of fiscal 1996, the Real Estate Trust sold a 344-room Howard Johnsons Hotel in Norfolk, Virginia, and reclassified its office and industrial investment in Perimeter Way in Atlanta, Georgia, as a land parcel in anticipation of razing the buildings to prepare the site for future development.

The Real Estate Trust's office and industrial property portfolio was 88% leased at March 31, 1996, compared to leasing rates of 84% and 95% at September 30, 1995 and at March 31, 1995, respectively. The decline in leasing rates during fiscal 1995 was primarily attributable to the termination of leases for 137,000 square feet of space by two tenants at one property. Progress is being made in releasing this space. At March 31, 1996, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1.3 million square feet, of which 90,000(6.9%) and 236,000(18.0%), are subject to leases whose terms expire in the balance of fiscal 1996 and in fiscal 1997, respectively. Due to a decline in market leasing rates for office space over the past several years, the terms of certain of the new leases may be less favorable to the Real Estate Trust than the terms of the expiring leases.

For the eight hotel properties owned by the Real Estate Trust throughout the six-month periods of fiscal 1996 and fiscal 1995, the average occupancy rates were 62% and 59%, respectively, and the average room rates were $63.76 and $60.66, respectively. Six of these hotels registered improved occupancies and seven registered higher average room rates in the current period. Overall results for the hotel portfolio for the six-month period ended March 31, 1996, (during which one property was sold) and the six-month period ended March 31, 1995 (during which one property was acquired) reflected average occupancy rates of 63% and 59%, respectively, and average room rates of $64.85 and $58.28, respectively.

BANKING

GENERAL. The Bank recorded operating income of $21.3 million during the March 1996 quarter, compared to operating income of $12.4 million in the prior corresponding period. The $8.9 million increase in operating income for the current quarter was primarily a result of the Bank's continued expansion of its credit card program, which contributed to the $34.3 million increase in loan and deposit servicing fees over the March 1995 quarter. The Bank also recognized a $3.9 million increase in credit card fees. Partially offsetting the positive effect of these items on income was a $9.8 million increase in operating expenses and a $15.2 million increase in the provision for loan losses. See "Results of Operations."

At March 31, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.96%, 5.96%, 6.98% and 12.11%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). On the basis of its balance sheet at March 31, 1996, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Capital."

In the March 1996 quarter, the Bank securitized and sold $149.0 million of credit card receivables pursuant to its portfolio funding strategy. See "Liquidity." During the March 1996 quarter, the Bank also securitized and sold $42.1 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. See "Capital."

Because of the continued improvement in the financial condition of the Bank, on March 29, 1996, the Office of Thrift Supervision (the "OTS") released the Bank from its written agreement with the OTS, and the Board of Directors of the Bank adopted a resolution addressing certain issues previously addressed by the written agreement. See "Capital - Regulatory Actions and Requirements."

Real estate owned, net of valuation allowances, declined 10.1% during the March 1996 quarter to $146.5 million at March 31, 1996, from $163.0 million at December 31, 1995. This reduction was primarily a result of sales of residential properties. See "REO."

In the March 1996 quarter, the Bank declared, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $200 per share, which was paid in April 1996. Subsequent to March 31, 1996, the Bank declared a cash dividend on its Common Stock in the amount of $300 per share, to be paid upon the expiration of the applicable OTS notice period.

ASSET QUALITY.

Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the second quarter of fiscal 1996 from the level at September 30, 1995. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

NON-PERFORMING ASSETS
(Dollars in thousands)

                                                                 March 31,          December 31,         September 30,
                                                                   1996                 1995                 1995
                                                            -----------------    -----------------    -----------------
Non-performing assets:
     Non-accrual loans:
         Residential                                        $          9,688     $          9,652     $          8,593
         Commercial and multifamily                                      305                  194                  194
                                                            -----------------    -----------------    -----------------
             Total non-accrual real estate loans                       9,993                9,846                8,787
         Credit card                                                  21,030               21,168               18,569
         Consumer and other                                            1,155                  757                  595
                                                            -----------------    -----------------    -----------------
             Total non-accrual loans (1)                              32,178               31,771               27,951
                                                            -----------------    -----------------    -----------------

     Non-accrual real estate held for investment (1)                 268,566              286,780              354,277

     Real estate acquired in settlement of loans                    (122,111)            (123,792)            (135,043)
                                                            -----------------       --------------    -----------------

     Reserve for losses on real estate acquired in
              settlement of loans                                    146,455              162,988              219,234
                                                            -----------------    -----------------    -----------------

         Real estate acquired in settlement of loans, net   $        178,633     $        194,759     $        247,185
                                                            =================    =================    =================

             Total non-performing assets
                                                            $         60,879     $         55,879     $         60,496
                                                                         188                  189                  193
Reserve for losses on loans
Reserve for losses on real estate held for investment                122,111              123,792              135,043
                                                            -----------------    -----------------    -----------------
Reserve for losses on real estate acquired in settlement
  of loans                                                  $        183,178     $        179,860     $        195,732
                                                            =================    =================    =================

     Total reserves for losses





Ratios:

     Non-performing assets, net to total assets (2)                    2.34%                2.80%                3.80%

     Reserve for losses on real estate loans to non-accrual
       real estate loans (1)                                         112.34%              112.81%              123.82%

     Reserve for losses on credit card loans to non-accrual
       credit card loans (1)                                         219.12%              201.25%              249.47%

     Reserve for losses on consumer and other loans to
       non-accrual consumer and other loans (1)                      309.26%              286.92%              553.11%

     Reserve for losses on loans to non-accrual loans (1)            189.19%              175.88%              216.44%

     Reserve for losses on loans to total loans receivable (3)         2.07%                2.09%                2.05%




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

Non-performing assets totaled $178.6 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $122.1 million, at March 31, 1996, compared to $194.8 million, after valuation allowances on REO of $123.8 million, at December 31, 1995. In addition to the valuation allowances on REO, the Bank maintained $1.6 million of valuation allowances on its non-accrual loans at March 31, 1996 compared to $2.6 million at December 31, 1995. The decrease in non-performing assets for the current quarter was primarily attributable to a net decrease in REO of $16.5 million. See "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $32.2 million at March 31, 1996, as compared to $31.8 million at December 31, 1995. At March 31, 1996, non-accrual loans consisted primarily of $10.0 million of non-accrual real estate loans and $21.0 million of non-accrual credit card loans.

REO. At March 31, 1996, the Bank's REO totaled $146.5 million, after valuation allowances on such assets of $122.1 million. The principal component of REO consists of the five planned unit developments (the "Communities"), which had an aggregate book value of $112.3 million at that date. Four of the five Communities are under active development. However, as a result of the sale in the December 1995 quarter of the remaining residential lots in two of the Communities, the Bank owns only commercial land in two of the four active Communities.

During the three months ended March 31, 1996, REO decreased $16.5 million. This decrease was primarily attributable to the sale of one residential ground property with a book value of $12.4 million and sales in the Communities and other residential properties.

During the three months ended March 31, 1996, the Bank received revenues of approximately $18.0 million upon the disposition of REO, which consisted of one residential ground property ($10.3 million), one commercial ground property ($0.3 million), 64 residential lots or units in the Communities ($4.0 million), approximately 5.7 acres of land in two of the Communities and other smaller residential properties ($1.3 million) and various single-family residential properties ($2.1 million).

At March 31, 1996, the Bank had executed contracts to sell three additional REO properties at their aggregate book value of $13.0 million at that date.

In addition to the active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, which is in the pre-development stage.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems. At March 31, 1996, potential problem assets totaled $7.1 million, before valuation allowances of $1.4 million, as compared to $7.6 million, before valuation allowances of $1.4 million, at December 31, 1995. The $0.5 million decrease in potential problem assets was primarily attributable to net principal reductions.

Delinquent Loans. At March 31, 1996, delinquent loans totaled $41.6 million (or 1.4% of loans) compared to $42.3 million (or 1.6% of loans) at December 31, 1995. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1996.

                                     Principal Balance
                        ------------------------------------------
                                                                     Total as a
                        Mortgage      Non-Mortgage                  Percentage
                          Loans          Loans            Total     of Loans (1)
                        ----------  ----------------   -----------  ------------

(Dollars in thousands)
Loans delinquent for:

30-59 days                 $4,718       $21,537          $26,255        0.9%
60-89 days                  1,703        13,682           15,385        0.5%
                           ------       -------          -------        ---
  Total                    $6,421       $35,219          $41,640        1.4%
                           ======       =======          =======        ===
- ----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $6.4 million at March 31, 1996 from $6.7 million at December 31, 1995.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $35.2 million at March 31, 1996 from $35.7 million at December 31, 1995, and, primarily as a result of an increase in the balance of the Bank's portfolio of non-mortgage loans, decreased as a percentage of total non-mortgage loans from 3.2% to 2.7%.

Troubled Debt Restructurings. At March 31, 1996, loans accounted for as troubled debt restructurings totalled $15.6 million and included two commercial permanent loans with principal balances totaling $13.2 million, one residential ground loan with a principal balance of $1.7 million and one commercial collateralized loan with a principal balance of $0.7 million. The $0.5 million decrease in loans accounted for as troubled debt restructurings from $16.1 million at December 31, 1995 resulted from net principal reductions. At March 31, 1996, the Bank had commitments to lend $0.7 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1996 and September 30, 1995, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS
(Dollars in thousands)

                                                                                                     Three Months
                                                              Six Months Ended                          Ended
                                                                  March 31,                           March 31,
                                                    --------------------------------------
                                                          1996                   1995                    1996
                                                    ---------------       ----------------        -----------------
Balance at beginning of period                      $       60,496        $        50,205         $         55,879
                                                    ---------------       ----------------        -----------------

Provision for loan losses                                   40,763                 22,225                   28,850
                                                    ---------------       ----------------        -----------------

Charge-offs:
     Residential                                               426                    599                      190
     Credit card                                            42,641                 22,069                   25,131
     Other                                                   3,045                  1,503                    1,433
                                                    ---------------       ----------------        -----------------
         Total charge-offs                                  46,112                 24,171                   26,754
                                                    ---------------       ----------------        -----------------

Recoveries:
     Residential                                                 6                      2                        4
     Credit card                                             5,486                  5,554                    2,795
     Other                                                     240                    322                      105
                                                    ---------------       ----------------        -----------------
         Total recoveries                                    5,732                  5,878                    2,904
                                                    ---------------       ----------------        -----------------

Charge-offs,  net of recoveries                             40,380                 18,293                   23,850
                                                    ---------------       ----------------        -----------------

Balance at end of period                            $       60,879        $        54,137         $         60,879
                                                    ===============       ================        =================





Provision for loan losses to average loans  (1) (2)          2.86%                  1.56%                    4.17%
Net loan charge-offs to average loans (1) (2)                2.84%                  1.28%                    3.44%
Ending allowance for losses on loans to total
  loans (2) (3)                                              2.07%                  1.79%                    2.07%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE
(Dollars in thousands)




                                     March 31,                     December 31,                  September 30,
                                        1996                           1995                           1995
                              --------------------------     --------------------------      -------------------------
                                             Percent of                     Percent of                     Percent of
                                             Loans to                        Loans to                      Loans to
                               Amount        Total Loans      Amount        Total Loans       Amount       Total Loans
                              ----------     -----------     ----------     -----------      ---------     -----------
Balance at end of period
      allocated to:


Residential permanent         $     992            48.1%     $     934            51.1%      $    929            47.3%

Home equity                         307             2.5            298             2.0            164             1.0

Commercial and multifamily        8,453             2.8          8,449             3.1          8,523             2.9

Residential construction          1,031             0.7          1,034             0.7          1,159             0.8

Commercial construction              16             0.1             13             0.1             56             0.2

Ground                              427             1.4            379             1.3             49             0.1

Credit card                      46,081            30.2         42,600            32.0         46,325            34.4

Consumer and other                3,572            14.2          2,172             9.7          3,291            13.3
                              ----------                     ----------                      ---------

    Total                     $  60,879                      $  55,879                       $ 60,496
                              ==========                     ==========                      =========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)


                                                                                                    Three Months
                                                           Six Months Ended                            Ended
                                                               March 31,                             March 31,
                                              --------------------------------------------
                                                     1996                     1995                      1996
                                              -------------------       ------------------       -------------------
Balance at beginning of period:
     Real estate held for investment          $              193        $           9,899        $              189
     Real estate held for sale                           135,043                  109,074                   123,792
                                              -------------------       ------------------       -------------------
       Total                                             135,236                  118,973                   123,981
                                              -------------------       ------------------       -------------------

Provision for real estate losses:
     Real estate held for investment                          (5)                    (706)                       (1)
     Real estate held for sale                            12,960                   14,515                     3,500
                                              -------------------       ------------------       -------------------
       Total                                              12,955                   13,809                     3,499
                                              -------------------       ------------------       -------------------

Charge-offs:

     Real estate held for sale:
       Residential construction                                0                    1,924                         0
       Residential ground                                 25,892                      103                     5,181
                                              -------------------       ------------------       -------------------
         Total                                            25,892                    2,027                     5,181
                                              -------------------       ------------------       -------------------

       Total charge-offs on real estate
          held for investment or sale                     25,892                    2,027                     5,181
                                              -------------------       ------------------       -------------------



Balance at end of period:
     Real estate held for investment                         188                    9,193                       188
     Real estate held for sale                           122,111                  121,562                   122,111
                                              -------------------       ------------------       -------------------
       Total                                  $          122,299        $         130,755        $          122,299
                                              ===================       ==================       ===================

COMPONENTS OF ALLOWANCE FOR LOSSES
ON REAL ESTATE HELD FOR INVESTMENT OR SALE
(In thousands)


                                                  March 31,               December 31,             September 30,
                                                     1996                     1995                        1995
                                              -------------------       ------------------       -------------------

Allowance for losses on real estate

  held for investment                         $              188        $             189        $              193
                                              -------------------       ------------------       -------------------


Allowance for losses on real estate held for sale:
     Residential                                             115                      158                       184
     Home equity                                              35                       13                         2
     Ground                                              121,961                  122,621                   134,857
     Unallocated                                               0                    1,000                         0
                                              -------------------       ------------------       -------------------
        Total                                            122,111                  123,792                   135,043
                                              -------------------       ------------------       -------------------

        Total allowance for losses on real
          estate held for investment or sale  $          122,299        $         123,981        $          135,236
                                              ===================       ==================       ===================

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $3.3 million from the level at December 31, 1995 to $183.2 million at March 31, 1996. The $3.3 million increase was primarily attributable to increased valuation allowances on credit card and consumer and other loans.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $133.5 million at March 31, 1996, which constituted 47.9% of total non-performing real estate assets, before valuation allowances. This amount represented a $1.6 million decrease from the December 31, 1995 level of $135.1 million, or 45.5% of total non-performing real estate assets, before valuation allowances at that date. During the six months ended March 31, 1996, the Bank provided an additional $13.7 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $26.3 million on these assets. The allowance for losses on real estate held for sale at March 31, 1996 is in addition to approximately $53.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 1996.

During the March 1996 quarter, the Bank provided an additional $1.2 million of general valuation allowances against its Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the six months ended March 31, 1996 were $37.2 million, compared to $16.5 million for the six months ended March 31, 1995. The increase in net charge-offs resulted primarily from increased payment defaults as the portfolio matured and a $94.9 million increase in average credit card balances. The allowance for losses on credit card loans increased to $46.1 million at March 31, 1996 from $42.6 million at December 31, 1995. The increase in such allowance for losses resulted primarily from an increase in the reserve percentage used to calculate allowances for losses (which, in turn reflects the recent trend of increased charge-offs) and an increase in the ending balance of such loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans increased to 219.1% and 5.2%, respectively, at March 31, 1996 from 201.3% and 5.0%, respectively, at December 31, 1995.

The allowance for losses on consumer and other loans increased to $3.6 million at March 31, 1996 from $2.2 million at December 31, 1995, primarily as a result of the increase in the ending balance of such loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 309.3% and 0.9%, respectively, at March 31, 1996 compared to 286.9% and 0.9%, respectively, at December 31, 1995.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1996, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

INTEREST RATE SENSITIVITY TABLE (GAP)
(Dollars in thousands)
                                                                                     More
                                                                           More      than
                                                                           than      Three
                                                            Six Months   One Year    Years     More
                                                              through    through    through    than
                                                 Six Months     One       Three      Five      Five
                                                  or Less       Year      Years      Years     Years     Total
                                                -----------  ---------  ---------- -------- ---------  ----------
As of March 31, 1996 Mortgage loans:
  Adjustable-rate                               $   303,256  $ 209,091  $  585,497 $156,112 $  11,932  $1,265,888
  Fixed-rate                                         11,399      9,663      34,563   78,668    42,931     177,224
  Loans held for sale                               113,364          -           -        -         -     113,364
  Home equity credit lines and second mortgages      20,157         35           -        -         -      20,192
Credit card and other                               759,914     19,659      41,829   20,877     9,921     852,200
Loans held for securitization and sale              510,000          -           -        -         -     510,000
Mortgage-backed securities                          189,806    156,797     402,667    4,668    17,297     771,235
Other investments                                   517,922          -       4,403        -         -     522,325
                                                -----------  ---------  ---------- -------- ---------  ----------
  Total interest-earning assets                   2,425,818    395,245   1,068,959  260,325    82,081   4,232,428
Total non-interest earning assets                         -          -           -        -   786,709     786,709
                                                -----------  ---------  ---------- -------- ---------  ----------
  Total assets                                  $ 2,425,818  $ 395,245  $1,068,959 $260,325 $ 868,790  $5,019,137
                                                ===========  =========  ========== ======== =========  ==========

Deposits:
  Fixed maturity deposits                       $   690,746  $ 276,669  $  215,243 $111,368 $       -  $1,294,026
  NOW, statement and passbook accounts            1,398,146     39,860     132,758   90,359   192,565   1,853,688
  Money market deposit accounts                   1,000,573          -           -        -         -   1,000,573
Borrowings:
  Capital notes - subordinated                       10,000          -           -        -   150,000     160,000
  Other                                             115,106      3,178       1,099    6,903     5,815     132,101
                                                -----------  ---------  ---------- -------- ---------  ----------
  Total interest-bearing liabilities              3,214,571    319,707     349,100  208,630   348,380   4,440,388
Total non-interest bearing liabilities                    -          -           -        -   269,827     269,827
Stockholders' equity                                      -          -           -        -   308,922     308,922
                                                -----------  ---------  ---------- -------- ---------  ----------
  Total liabilities & stockholders' equity      $ 3,214,571  $ 319,707  $  349,100 $208,630 $ 927,129  $5,019,137
                                                ===========  =========  ========== ======== =========  ==========

Gap                                             ($  788,753) $  75,538  $  719,859 $ 51,695 ($266,299)
Cumulative gap                                  ($  788,753) ($713,215) $    6,644 $ 58,339 ($207,960)
Cumulative gap as a percentage
  of total assets                                   (15.7) %   (14.2) %      0.1 %    1.2 %    (4.1) %

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 14.2% at March 31, 1996, compared to a negative 15.9% at December 31, 1995. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

TAX SHARING PAYMENTS. During the March 1996 quarter, the Bank made a tax sharing payment of $5.0 million to the Real Estate Trust. Subsequent to March 31, 1996, the Bank made an additional tax sharing payment of $5.0 million to the Real Estate Trust.

CAPITAL. At March 31, 1996, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its March 31, 1996 balance sheet, the Bank also would meet the fully phased-in capital requirements under FIRREA that will apply as certain deductions from capital are phased in and, after giving effect to those deductions, would meet the capital standards for "well capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1996 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY  CAPITAL
(Dollars in thousands)

                                                                                         Minimum                    Excess
                                                               Actual               Capital Requirement             Capital
                                                     ---------------------------  ------------------------  ------------------------
                                                                    As a %                      As a %                    As a %
                                                      Amount       of Assets      Amount      of Assets      Amount     of Assets
                                                     ----------- --------------  ----------- -------------  ----------- ------------
Capital per financial statements                     $  344,510
  Net unrealized holding losses (1)                       2,508
                                                     -----------
Adjusted capital                                        347,018

Adjustments for tangible and core capital:
  Intangible assets                                     (43,374)
  Non-includable subsidiaries  (2)                       (2,085)
  Non-qualifying purchased/originated
    loan servicing                                       (3,171)
                                                     -----------
     Total tangible capital                             298,388          5.96%   $   75,110         1.50%   $  223,278        4.46%
                                                     ----------- ==============  =========== =============  =========== ============

     Total core capital (3)                             298,388          5.96%   $  200,294         4.00%   $   98,094        1.96%
                                                     ----------- ==============  =========== =============  =========== ============

     Tier 1 risk-based capital (3)                      298,388          6.98%   $  170,976         4.00%   $  127,412        2.98%
                                                     ----------- ==============  =========== =============  =========== ============

Adjustments for risk-based capital:
  Subordinated capital debentures                       150,000
  Allowance for general loan losses                      53,647
                                                     -----------
     Total supplementary capital                        203,647
  Excess allowance for loan losses                         (214)
                                                     -----------
  Adjusted supplementary capital                        203,433

                                                     -----------
     Total available capital                            501,821
  Equity investments (2)                                (23,921)
                                                     -----------
     Total risk-based capital (3)                    $  477,900         12.11%   $  341,952         8.00%   $  135,948        4.11%
                                                     =========== ==============  =========== =============  =========== ============

(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(2) Reflects an aggregate offset of $1.4 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

Regulatory Action and Requirements. Because of the continued improvement in the financial condition of the Bank, on March 29, 1996, the OTS released the Bank from its September 30, 1991 written agreement with the OTS, as amended in October 1993, and from regulatory restrictions on asset growth. In connection with the termination of the written agreement and at the request of the OTS, the Board of Directors of the Bank has adopted a resolution which addresses certain issues previously addressed by the written agreement. Among other things, the resolution permits the Bank: (i) to make tax sharing payments to the Real Estate Trust of up to $15 million relating to any single fiscal year without OTS approval; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

The Bank has been able to maintain capital compliance in recent periods despite the gradual phase-out of various assets from regulatory capital. At March 31, 1996, the only remaining assets subject to a future increased deduction from regulatory capital were the Bank's extensions of credit to, and investments in, subsidiaries engaged in activities impermissible to national banks ("non-includable subsidiaries"). At March 31, 1996, the Bank had $3.8 million, after subsequent valuation allowances, of such assets, which were subject at that date to a 60% phase-out from all three FIRREA capital requirements. This phase-out will increase to 100% on July 1, 1996.

During the March 1996 quarter, the Bank securitized and sold $42.1 million of amounts on deposit in certain spread accounts associated with certain of the Bank's outstanding credit card securitizations. The effect of the transaction was to transfer $42.1 million of existing recourse liabilities from the Bank to investors in exchange for a cash payment to the Bank, remove certain amounts of the securitized spread accounts from the Consolidated Balance Sheets, and reduce the Bank's risk-based capital requirement by $42.1 million.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In September 1995, the Bank received from the OTS an extension through September 29, 1996 of the five-year holding period for certain of its REO properties acquired through foreclosure in fiscal 1990 and fiscal 1991. The following table sets forth the Bank's REO at March 31, 1996, after valuation allowances of $122.1 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                              (In thousands)

         1990 (1) (2).............                     $  42,547
         1991 (2).................                        82,186
         1992 ....................                         3,338
         1993 ....................                         4,847
         1994 ....................                         2,295
         1995 ....................                        10,253
         1996 ....................                           989
                                                      ----------
            Total REO ............                      $146,455
                                                      ==========

- -----------------------
(1) Includes REO with an aggregate net book value of $23.9 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $98.9 million, for which the Bank received an extension of the five-year holding period through September 29, 1996.

Although the Bank's regulatory capital ratios on a fully phased-in basis at March 31, 1996 would meet the ratios established for "well capitalized" institutions, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized" under the prompt corrective action standards.

Deposit Insurance Premiums. Thrift institutions insured by the Savings Association Insurance Fund ("SAIF"), including the Bank, paid substantially higher deposit insurance premiums in the December 1995 quarter than similarly situated commercial banks insured by the Bank Insurance Fund ("BIF"). The disparity in insurance premiums between commercial banks and thrifts increased as of January 1, 1996, when BIF insurance rates were further lowered. Legislation designed to reduce or eliminate the disparity between BIF and SAIF insurance premiums by, among other things, imposing on thrift institutions a one-time assessment estimated to be up to 85 basis points on their SAIF-insured deposits to capitalize the SAIF, was included in the 1996 budget legislation which passed Congress but was vetoed for other reasons by President Clinton. Although efforts to enact the legislation continue, it remains unclear if, and in what from, such legislation will be enacted. In the absence of such legislation, the Bank and other thrift institutions will continue to pay higher deposit insurance premiums than commercial banks, which could lead to a competitive disadvantage in the pricing of loans and deposits and additional operating expenses. In addition, prolonged continuation of this disparity in deposit insurance premiums could lead to more widespread efforts to shift insured deposits from SAIF to BIF thus further destabilizing the SAIF.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

GENERAL. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes (the "Secured Notes"), and the payment of capital improvement costs. In the past, the Real Estate Trust had funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the consolidated Financial Statements in this report.

RECENT LIQUIDITY TRENDS. In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At March 31, 1996, borrowings under the facility were $5,500,000. Availability under this facility will vary from time to time depending upon the value of the collateral deposited by the Real Estate Trust.

In the first quarter of fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with another unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. At March 31, 1996, availability under this facility was entirely restricted pending the delivery of collateral by the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale of refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 1996, the Real Estate Trust received total cash distributions of $2.7 million from Saul Holdings Partnership.

The Real Estate Trust is currently selling Unsecured Notes principally to provide funds to pay outstanding Unsecured Notes as they mature. During the six-month period ended March 31, 1996, the Real Estate Trust sold $3.5 million of new Unsecured Notes and paid $3.9 million of maturing notes. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust is effectively refinancing its outstanding Unsecured Notes with similar new unsecured debt. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, which was the case in the six-month period ended March 31, 1996, it will finance such repayments from other sources of funds.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1996 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, restrictions on such payments (as set forth in the following sentence) and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes. At its March 1996 Board meeting, the Bank adopted a resolution which authorizes the Bank to make tax sharing payments to the Real Estate Trust of up to $15 million relating to any single fiscal year without OTS approval and to declare dividends on its common stock in any quarterly period up to the lesser of: (i) 50% of the Bank's after tax net income for the immediately preceding quarter or (ii) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. See "Banking - Capital - Regulatory Action and Requirements."

During the six-month period ended March 31, 1996, the Bank made tax sharing payments totalling $15.0 million to the Real Estate Trust. In April 1996, the Bank made an additional tax sharing payment of $5.0 million and a dividend payment of $1.6 million to the Real Estate Trust, and at its April 1996 Board meeting the Bank declared an additional dividend on its common stock which will result in a dividend payment of $2.4 million to the Real Estate Trust when paid.

During the six-month period ended March 31, 1996, the Real Estate Trust purchased 200,000 shares of common stock of Saul Centers, Inc. in the open market and purchased an additional 35,049 shares at a 3% discount through a dividend reinvestment plan. All these shares have been deposited with the Trustee for the Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1996 for the balance of fiscal 1996 and subsequent years is set forth in the following table:

                        DEBT MATURITY SCHEDULE
                            (In thousands)
- -------------------------------------------------------------------
Fiscal     Mortgage   Notes Payable-  Notes Payable-
 Year       Notes        Secured        Unsecured            Total
- -------------------------------------------------------------------
1996 (1)   $  4,617    $     --          $ 2,220           $  6,837
1997         18,040       5,500            5,616             29,156
1998          7,413          --            7,308             14,721
1999         17,076          --           14,433             31,509
2000         18,854          --            6,015             24,869
Thereafter  112,005     175,000            5,099            292,104
- -------------------------------------------------------------------
Total      $178,005    $180,500         $ 40,691           $399,196
===================================================================

(1)  April 1, 1996 - September 30, 1996

Of the $178.0 million of mortgage debt outstanding at March 31, 1996, $135.7 million was nonrecourse to Real Estate Trust.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

BANKING

LIQUIDITY. The Bank's average liquidity ratio for the month ended March 31, 1996 was 22.7%, compared to 21.7% for the month ended December 31, 1995. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first six months of fiscal 1996.

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line and automobile loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $699.0 million of credit card receivables and $247.6 million of automobile loan receivables during the first six months of fiscal 1996. Additionally, during the March 1996 quarter, the Bank securitized and sold $42.1 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. At March 31, 1996, the Bank was considering the securitization and sale of the following receivables: (i) approximately $550.0 million of credit card receivables, including $175.0 million of receivables outstanding at March 31, 1996 and $375.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending September 30, 1996; (ii) approximately $350.0 million of automobile loan receivables, including $135.0 million of receivables outstanding at March 31, 1996 and $215.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending September 30, 1996; (iii) approximately $150.0 million of home improvement and other consumer loan receivables; and (iv) approximately $130.0 million of home equity credit line receivables. To the extent these receivables were outstanding at March 31, 1996, such receivables are classified as held for securitization and sale in the Consolidated Balance Sheets. As part of its operating strategy, the Bank will continue to explore opportunities to securitize and sell credit card, home equity credit line, automobile and home improvement and other consumer loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $4.6 billion of outstanding trust certificate balances at March 31, 1996, the primary recourse to the Bank was approximately $97.4 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At March 31, 1996, recourse to the Bank under these arrangements was approximately $4.3 million.

There were no material commitments for capital expenditures at March 31, 1996.

The Bank's liquidity requirements in fiscal 1996 and for years subsequent to fiscal 1996 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
      THREE MONTHS ENDED MARCH 31, 1995

REAL ESTATE

The following table sets forth, for the three-month period ended March 31, 1996 (the "1996 quarter") and the three-month period ended March 31, 1995 (the "1995 quarter") direct operating results for the Real Estate Trust's (i) hotel properties and (ii) commercial properties (consisting of office and industrial properties).

                                          Three Months Ended March 31
                                          ---------------------------
                                              1996          1995
                                          ------------  ------------
(In thousands)
HOTELS (1)
    Room sales                                 $ 8,411       $ 8,048
    Food sales                                   2,248         2,133
    Beverage sales                                 586           618
    Other                                          688           712
                                               -------       -------
        Total revenues                          11,933        11,511
                                               -------       -------
Direct operating expenses
    Payroll                                      3,704         3,992
    Cost of sales                                1,045           982
    Utilities                                      829           915
    Repairs and maintenance                        615           638
    Advertising and promotion                      646           594
    Property taxes                                 327           342
    Insurance                                      139           151
    Other                                        1,434         1,359
                                               -------       -------
        Total direct operating expenses          8,739         8,973
                                               -------       -------
Income after direct operating expenses         $ 3,194       $ 2,538
                                               =======       =======

COMMERCIAL PROPERTIES (2)
(OFFICE AND INDUSTRIAL PROPERTIES)

Revenue
    Base rent                                  $ 3,856       $ 4,486
    Expense recoveries                             233           234
    Other                                           61           100
                                               -------       -------
        Total revenues                           4,150         4,820
                                               -------       -------
Direct operating expenses
    Utilities                                      551           606
    Repairs and maintenance                        491           488
    Real estate taxes                              348           343
    Payroll                                        139           159
    Insurance                                       60            67
    Other                                          156           206
                                               -------       -------
         Total direct operating expenses         1,745         1,869
                                               -------       -------
Income after direct operating expenses         $ 2,405       $ 2,951
                                               =======       =======

(1) Includes the results of the acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.
(2) Includes the results of an office project until it was reclassified as a land parcel on December 31, 1995.

The Real Estate Trust recorded a loss before depreciation and amortization of $4.8 million and an operating loss of $7.4 million in the 1996 quarter compared to a loss of $4.1 million and an operating loss of $6.6 million in the corresponding prior period. The increase in the operating loss was largely attributable to a $1.7 million gain on the condemnation of a portion of a land parcel recognized in the 1995 quarter.

Income after direct operating expenses from hotel properties increased $656,000 (25.8%) in the 1996 quarter over the level achieved in the 1995 quarter. In the current period, room sales increased $363,000 (4.5%), while food and beverage sales increased $83,000 (3.0%). The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy levels.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, decreased $546,000 (19.7%) in the 1996 quarter compared to such income in the 1995 quarter. This decrease reflected lower base rents due to a reduction in the leasing rate. Gross income in the 1996 quarter was $670,000 (14.5%) below its level in the 1995 quarter. Expenses decreased by $124,000 (6.7%).

Interest expense decreased $221,000 (2.2%) in the 1996 quarter, primarily because of the lower level of borrowings in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings decreased to $396.9 million for the 1996 quarter from $404.8 million for the 1995 quarter. This decrease in average borrowings was the result of mortgage loan amortization.

Depreciation increased $98,000 (4.2) in the 1996 quarter as a result of new tenant improvements and capital replacements.

Amortization of debt expense increased $52,000 (39.7%) in the 1996 quarter, largely due to a recognition of costs in connection with the establishment of a new line of credit.

Advisory, management and leasing fees paid to related parties increased $23,000 (1.3%)in 1996 quarter from their expense level in the 1995 quarter. The monthly advisory fee in the 1996 quarter was $301,000 compared to $292,000 in the 1995 quarter, which represented an aggregate increase of $28,000. Management fees were lower in the current quarter due to a decreased level of gross revenue from operating properties.

General and administrative expense decreased $831,000 (73.7%) in the 1996 quarter, principally as a result of higher legal costs incurred last year in litigation with a tenant.

BANKING

OVERVIEW. The Bank recorded operating income of $21.3 million for the three months ended March 31, 1996 (the "1996 quarter"), compared to operating income of $12.4 million for the three months ended March 31, 1995 (the "1995 quarter"). The increase in income for the 1996 quarter was primarily attributable to a $34.0 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees. These increases were partially offset by a $9.8 million increase in operating expenses and a $15.2 million increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased slightly (0.1%) in the 1996 quarter. The Bank would have recorded interest income of $2.1 million for the 1996 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.2 million was actually recorded on non-accrual assets and restructured loans for the 1996 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(Dollars in thousands)
                                                                       Three Months Ended March 31,
                                               ------------------------------------------------------------------------------
                                                                 1996                                   1995
                                               -------------------------------------   --------------------------------------
                                                   Average                 Yield/          Average                   Yield/
                                                  Balances     Interest     Rate          Balances     Interest       Rate
                                               -------------  ----------- ----------   -------------  -----------  ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                  $  2,769,399   $   72,352    10.45%     $  2,991,028   $   73,273       9.80%
    Mortgage-backed securities                      801,713       12,273     6.12         1,005,351       15,434       6.14
    Federal funds sold and securities
      purchased under agreements to resell          311,787        4,249     5.45            54,764          811       5.92
    Trading securities                               11,935          204     6.84             2,849           60       8.42
    Investment securities                             4,409           48     4.35             4,401           51       4.64
    Other interest-earning assets                   184,291        2,104     4.57           135,748        1,681       4.95
                                               -------------  -----------              -------------   ----------

      Total                                       4,083,534       91,230     8.94         4,194,141       91,310       8.71
                                                              ----------- ----------                  -----------  ----------

  Noninterest-earning assets:
    Cash                                            160,934                                 125,744
    Real estate held for investment or sale         147,191                                 318,086
    Property and equipment,  net                    206,843                                 149,516
    Cost in excess of net assets acquired, net        2,995                                   5,704
    Other assets                                    233,807                                 154,917
                                               -------------                           -------------
      Total assets                             $  4,835,304                            $  4,948,108
                                               =============                           =============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                          $    918,218        6,148     2.68      $    876,627        5,875       2.68
      Savings deposits                              933,365        7,819     3.35         1,071,728        8,847       3.30
      Time deposits                               1,301,335       18,019     5.54           913,120       10,972       4.81
      Money market deposits                         985,158        9,439     3.83         1,117,701       10,968       3.93
                                               -------------   ----------              -------------  -----------

      Total deposits                              4,138,076       41,425     4.00         3,979,176       36,662       3.69
    Borrowings                                      285,863        5,375     7.52           590,310       10,157       6.88
                                               -------------  -----------              -------------   ----------

      Total                                       4,423,939       46,800     4.23         4,569,486       46,819       4.10
                                                              ----------- ----------                  -----------  ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                     69,858                                  69,055
    Other liabilities                                45,169                                  62,337
    Stockholders' equity                            296,338                                 247,230
                                               -------------                           -------------
      Total liabilities and
         stockholders' equity                  $  4,835,304                            $  4,948,108
                                               =============                           =============

Net interest income                                           $   44,430                              $   44,491
                                                              ===========                             ===========
Net interest spread (2)                                                      4.70%                                     4.61%
                                                                          ==========                               ==========
Net yield on interest-earning assets (3)                                     4.35%                                     4.24%
                                                                          ==========                               ==========
Interest-earning assets to interest-
      bearing liabilities                                                   92.31%                                    91.79%
                                                                          ==========                               ==========

- -----------------------------------------------------------------------------------------------------------------------------
 (1)  Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the
      Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(In thousands)

                                                                    Three Months Ended March 31, 1996
                                                                               Compared to
                                                                    Three Months Ended March 31, 1995
                                                                           Increase (Decrease)
                                                                           Due to Change in (1)
                                                        -----------------------------------------------------------
                                                                                                         Total
                                                             Volume                Rate                  Change
                                                        ----------------     -----------------     ----------------
Interest income:
       Loans (2)                                        $       (21,004)     $         20,083      $          (921)
       Mortgage-backed securities                                (3,111)                  (50)              (3,161)
       Federal funds sold and securities
         purchased under agreements to resell                     3,887                  (449)               3,438
       Trading securities                                           221                   (77)                 144
       Investment securities                                          1                    (4)                  (3)
       Other interest-earning assets                              1,198                  (775)                 423
                                                        ----------------     -----------------     ----------------
           Total interest income                                (18,808)               18,728                  (80)
                                                        ----------------     -----------------     ----------------


Interest expense:
       Deposit accounts                                           1,535                 3,228                4,763
       Borrowings                                               (10,453)                5,671               (4,782)
                                                        ----------------     -----------------     ----------------
           Total interest expense                                (8,918)                8,899                  (19)
                                                        ----------------     -----------------     ----------------


Increase (decrease) in
       net interest income                              $        (9,890)     $          9,829      $           (61)
                                                        ================     =================     ================


(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income of $91.2 million in the 1996 quarter increased $0.1 million from the level in the 1995 quarter. The positive effect on current quarter income of higher average yields on the loan portfolio and higher average balances of securities purchased under agreements to resell primarily was offset by lower average balances of loans receivable and mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.35% in the 1996 quarter from 4.24% in the 1995 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect the expiration of introductory rates on certain products and higher yields on other consumer loans. The positive effect of the increase on the Bank's net yield was offset in part by increased interest rates on the Bank's interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, decreased by $0.9 million (or 1.3%) from the 1995 quarter primarily because of lower average balances. Average balances of automobile loans, the principal category of consumer loans, decreased $220.7 million (or 68.8%) in the 1996 quarter, primarily as a result of the securitization and sale of $252.2 million and $247.6 million of automobile loan receivables in the June 1995 quarter and the December 1995 quarter, respectively, which was largely responsible for the decrease of $3.2 million (or 51.9%) in interest income on automobile loans. Average balances of credit card and home equity credit line loans declined in the 1996 quarter by $48.6 million (or 4.8%) and $30.9 million (or 32.8%), respectively, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $181.9 million of home equity credit line receivables in September 1995 contributed to the decline in the average balances of such loans, which resulted in a $0.7 million (or 34.0%) decline in interest income from these assets. Average balances of single-family residential permanent loans decreased $37.0 million (or 2.7%), which contributed to the $0.6 million (or 2.4%) decrease in interest income on these loans from the 1995 quarter. Higher average balances of consumer loans other than automobile loans, principally home improvement loans, partially offset the lower average balances discussed above. An increase of $115.1 million (or 133.7%) in the average balances of other consumer loans, due largely to an increase in the origination volume of home improvement loans, resulted in an increase of $3.6 million (or 131.7%) in interest income from these assets.

Higher average yields on the loan portfolio partially offset the effect of lower average balances. The average yield on the loan portfolio in the 1996 quarter increased by 65 basis points (to 10.45% from 9.80%) from the average yield in the 1995 quarter. The higher yields were primarily due to increases in the average yield on credit card loans from 14.89% to 18.07% and on consumer loans (principally automobile loans) from 8.78% to 12.31%. The increase in the yield on credit card loans was primarily a result of the expiration of promotional introductory rates and was largely responsible for a $5.8 million (or 15.5%) increase in interest income from credit card receivables. The increase in the average yield on consumer loans was primarily due to higher yields earned on automobile loans originated by one of the Bank's operating subsidiaries.

Interest income on mortgage-backed securities decreased $3.2 million (or 20.5%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1996 quarter reflected the effects of scheduled principal paydowns and unscheduled principal prepayments.

Other interest income increased $3.9 million (or 154.9%) in the 1996 quarter primarily as a result of higher average balances on securities purchased under agreements to resell, and, to a lesser extent, higher average balances on other interest-earning assets.

Interest expense of $46.8 million in the 1996 quarter was consistent with the level in the 1995 quarter. Interest expense on deposits, the largest category of interest-bearing liabilities, increased by $4.8 million (or 13.0%) primarily as a result of an increase in average rates (to 4.00% from 3.69%), which reflected a continued shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $158.9 million.

The increase in interest expense on deposits was entirely offset by a $4.8 million (or 47.1%) decrease in interest expense on borrowings. The decrease in interest expense on borrowings was primarily attributable to a $3.4 million decrease in interest expense on securities sold under repurchase agreements, a $0.7 million decrease in Federal Home Loan Bank advances, and a $0.6 million decrease in bonds payable. The decreases in interest expense on securities sold under repurchase agreements and Federal Home Loan Bank advances were primarily a result of a $232.2 million and a $40.1 million decrease in the average balances of such liabilities, respectively, as the Bank's deposit base has increased in recent periods. The decrease in the interest expense on bonds payable was due to a $23.8 million decrease in the aggregate average balance, which resulted from the sale in April 1995 of the two residential apartment buildings securing the bonds. In connection with this sale, the bonds were assumed by the purchaser.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $28.8 million in the 1996 quarter from $13.6 million in the 1995 quarter. The $15.2 million increase was primarily attributable to increases of $13.8 million in the provision for losses on credit card loans, $0.1 million in the provision for losses real estate loans and $1.3 million in the provision for losses on consumer loans. The higher provisions on credit card and consumer loans resulted from increased charge-offs of such loans over the prior quarter and an increase in the reserve percentages to reflect this recent trend. See "Financial Condition - Asset Quality - Allowances for Losses."

OTHER INCOME. The increase in other (non-interest) income to $89.3 million in the 1996 quarter from $55.3 million in the 1995 quarter was primarily attributable to increases in credit card fees and loan and deposit servicing fees. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

Credit card fees, consisting primarily of membership fees, late charges and cash advance charges, increased to $6.4 million in the 1996 quarter from $2.6 million in the 1995 quarter. The $3.9 million (or 151.4%) increase was primarily attributable to the initial impact of recent changes in the fee structure for the Bank's credit card program.

An increase of $25.3 million in excess spread income and $6.1 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $34.3 million (or 71.5%) in loan and deposit servicing fees. Such excess spread income and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $0.8 million increase in excess spread income related to home equity credit line loan securitizations, because of a decrease in the average prepayment rate with respect to the underlying receivables.

The $6.0 million increase in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.5 million in the equity earnings in partnership income, a decrease of $3.4 million in the gain recorded on sales of the Bank's REO properties and a decrease of $0.9 million in the operating income generated by the REO properties. The increased loss was partially offset by a $2.8 million decrease in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowance for Losses."

OPERATING EXPENSES. Operating expenses for the 1996 quarter increased $9.8 million (or 13.2%) from the level in the 1995 quarter, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, loan and data processing expenses. The $4.5 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $3.3 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods. In accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), the Bank recorded a $0.7 million valuation allowance against its mortgage servicing rights at March 31, 1996, which contributed to the $3.3 million increase in loan expenses. The $1.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1996 period.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO
    SIX MONTHS ENDED MARCH 31, 1995

REAL ESTATE

The following table sets forth, for the six-month period ended March 31, 1996 (the "1996 period") and the six-month period ended March 31, 1995 (the "1995 period") direct operating results for the Real Estate Trust's (i) hotel properties), and (ii) commercial properties (consisting of office and industrial properties).

                                            Six Months Ended March 31
                                          ----------------------------
                                               1996            1995
                                          -------------  -------------
(In thousands)
HOTELS (1)
    Room sales                                  $17,121        $15,783
    Food sales                                    4,818          4,630
    Beverage sales                                1,330          1,363
    Other                                         1,369          1,424
                                                -------        -------
        Total revenues                           24,638         23,200
                                                -------        -------
Direct operating expenses
    Payroll                                       7,430          7,730
    Cost of sales                                 2,229          2,129
    Utilities                                     1,425          1,595
    Repairs and maintenance                       1,205          1,249
    Advertising and promotion                     1,316          1,154
    Property taxes                                  674            648
    Insurance                                       299            291
    Other                                         2,864          2,612
                                                -------        -------
        Total direct operating expenses          17,442         17,408
                                                -------        -------
Income after direct operating expenses          $ 7,196        $ 5,792
                                                =======        =======

COMMERCIAL PROPERTIES (2)
(OFFICE AND INDUSTRIAL PROPERTIES)

Revenue
    Base rent                                   $ 8,020        $ 8,801
    Expense recoveries                              440            455
    Other                                           204            203
                                                -------        -------
        Total revenues                            8,664          9,459
                                                -------        -------
Direct operating expenses
    Utilities                                     1,069          1,181
    Repairs and maintenance                         930            986
    Real estate taxes                               709            685
    Payroll                                         297            301
    Insurance                                       124            131
    Other                                           340            407
                                                -------        -------
         Total direct operating expenses          3,469          3,691
                                                -------        -------
Income after direct operating expenses          $ 5,195        $ 5,768
                                                =======        =======

(1) Includes the results of the acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.
(2) Includes the results of an office project until it was reclassified as a land parcel on December 31, 1995.

The Real Estate Trust recorded a loss before depreciation and amortization of $9.3 million and an operating loss of $14.5 million in the 1996 period compared to a loss before depreciation and amortization of $8.9 million and an operating loss of $13.8 million in the 1995 period. The increase in the operating loss was largely attributable to a $1.7 million condemnation of a portion of a land parcel recognized in the 1995 period.

Income after direct operating expenses from hotel properties increased $1,404,000 (24.2%) in the 1996 period over the level achieved in the 1995 period. In the current period, room sales increased $1,338,000 (8.5%), while food and beverage sales increased $155,000 (2.6%). The increase in total revenue of $1,438,000 (9.1%), exceeded the increase of $34,000 (0.2%) in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, decreased $573,000 (10.5%) in the 1996 period compared to such income in the 1995 period. The decrease was caused by lower gross income of $795,000 (8.7%) due to a reduction in the leasing rate. Expenses for the current period were $222,000 (6.1%) below last year due to lower utility and management fee expenses.

Interest expense decreased $313,000 (1.5%) in the 1996 period primarily because of the lower level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings decreased to $397.8 million for the 1996 period from $405.7 million for the prior period. This decrease in average borrowings occurred largely as a result of mortgage loan amortization and payoffs of Unsecured Notes.

Amortization of debt expense increased $88,000(37.1%) in the 1996 period. This increase reflected costs incurred for new lines of credit which were acquired after the 1995 period.

Depreciation increased $182,000(3.9%)in the 1996 period as a result of new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $53,000 (1.5%) in 1996 period from their expense level in the 1995 period. The monthly advisory fee in the 1996 period was $301,000 compared to $292,000 in the prior period, which represented an aggregate increase of $56,000. The management fees were lower in the current period as a result of lower gross income on which fees are based.

General and administrative expense decreased $839,000 (53.9%) in the 1996 period, principally as a result of higher legal costs incurred last year in litigation with a tenant.

BANKING

OVERVIEW. The Bank recorded operating income of $37.3 million for the six months ended March 31, 1996 (the "1996 period"), compared to operating income of $18.4 million for the six months ended March 31, 1995 (the "1995 period"). The increase in income for the 1996 period was primarily attributable to a $57.1 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees and a $6.2 million increase in net interest income before the provision for loan losses. These increases were partially offset by a $25.8 million increase in operating expenses and an $18.5 million increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $6.1 million (or 7.3%) in the 1996 period. The Bank would have recorded interest income of $4.2 million for the 1996 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.3 million was actually recorded on non-accrual assets and restructured loans for the 1996 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(Dollars in thousands)
                                                                         Six Months Ended March 31,
                                               -----------------------------------------------------------------------------
                                                                 1996                                     1995
                                               ------------------------------------     ------------------------------------
                                                   Average                 Yield/           Average                 Yield/
                                                  Balances     Interest     Rate           Balances     Interest     Rate
                                               -------------  ----------  ---------     -------------  ----------  ---------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                  $  2,846,410   $ 148,836    10.46%       $  2,857,635   $ 136,901     9.58%
    Mortgage-backed securities                      827,362      25,485     6.16           1,018,538      31,040     6.10
    Federal funds sold and securities
      purchased under agreements to resell          216,891       6,077     5.60              65,260       1,799     5.51
    Trading securities                               10,352         359     6.94               3,475         144     8.29
    Investment securities                             4,407          97     4.40               4,401          97     4.41
    Other interest-earning assets                   172,395       3,965     4.60             130,431       3,112     4.77
                                               -------------  ----------                -------------   ---------

      Total                                       4,077,817     184,819     9.06           4,079,740     173,093     8.49
                                                              ----------  ---------                    ----------  ---------

  Noninterest-earning assets:
    Cash                                            155,802                                  126,403
    Real estate held for investment or sale         161,966                                  322,789
    Property and equipment,  net                    203,594                                  146,534
    Cost in excess of net assets acquired, net        3,750                                    6,178
    Other assets                                    226,364                                  142,198
                                               -------------                            -------------
      Total assets                             $  4,829,293                             $  4,823,842
                                               =============                            =============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                          $    896,912      12,098     2.70        $    873,806      11,855     2.71
      Savings deposits                              931,177      15,720     3.38           1,129,069      18,787     3.33
      Time deposits                               1,294,071      36,401     5.63             851,973      19,626     4.61
      Money market deposits                         981,041      19,185     3.91           1,125,536      22,335     3.97
                                               -------------   ---------                -------------  ----------

      Total deposits                              4,103,201      83,404     4.07           3,980,384      72,603     3.65
    Borrowings                                      313,141      11,665     7.45             479,514      16,857     7.03
                                               -------------  ----------                -------------   ---------

      Total                                       4,416,342      95,069     4.31           4,459,898      89,460     4.01
                                                              ----------  ---------                    ----------  ---------
  Noninterest-bearing items:
    Noninterest-bearing deposits                     66,829                                   67,201
    Other liabilities                                52,715                                   47,955
    Stockholders' equity                            293,407                                  248,788
                                               -------------                            -------------
      Total liabilities and
         stockholders' equity                  $  4,829,293                             $  4,823,842
                                               =============                            =============

Net interest income                                           $  89,750                                $  83,633
                                                              ==========                               ==========
Net interest spread (2)                                                     4.76%                                    4.47%
                                                                          =========                                =========
Net yield on interest-earning assets (3)                                    4.40%                                    4.10%
                                                                          =========                                =========
Interest-earning assets to interest-
      bearing liabilities                                                  92.33%                                   91.48%
                                                                          =========                                =========

- ----------------------------------------------------------------------------------------------------------------------------

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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                                                     Six Months Ended March 31, 1996
                                                                               Compared to
                                                                     Six Months Ended March 31, 1995
                                                                           Increase (Decrease)
                                                                           Due to Change in (1)
                                                        -----------------------------------------------------------
                                                                                                         Total
                                                             Volume                 Rate                Change
                                                        ----------------     -----------------     ----------------
Interest income:
       Loans (2)                                        $        (1,573)     $         13,508      $        11,935
       Mortgage-backed securities                                (6,440)                  885               (5,555)
       Federal funds sold and securities
         purchased under agreements to resell                     4,248                    30                4,278
       Trading securities                                           285                   (70)                 215
       Other interest-earning assets                              1,167                  (314)                 853
                                                        ----------------     -----------------     ----------------
           Total interest income                                 (2,313)               14,039               11,726
                                                        ----------------     -----------------     ----------------



Interest expense:
       Deposit accounts                                           2,284                 8,517               10,801
       Borrowings                                                (7,866)                2,674               (5,192)
                                                        ----------------     -----------------     ----------------
           Total interest expense                                (5,582)               11,191                5,609
                                                        ----------------     -----------------     ----------------


Increase (decrease) in
       net interest income                              $         3,269      $          2,848      $         6,117
                                                        ================     =================     ================


(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1996 period increased $11.7 million (or 6.8%) from the level in the 1995 period primarily as a result of higher average yields earned by the Bank on the principal categories of its interest-earning assets. Higher average balances of securities purchased under agreements to resell also contributed to the increase in interest income. The effect on interest income of higher average yields and higher average balances was offset in part by lower average balances of mortgage-backed securities and loans receivable.

The Bank's net yield on interest-earning assets increased to 4.40% in the 1996 period from 4.10% in the 1995 period. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect the expiration of introductory rates on certain products and higher yields on other consumer loans. The positive effect of the increase on the Bank's net yield was offset in part by increased interest rates on the Bank's interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, increased by $11.9 million (or 8.7%) from the 1995 period primarily because of higher average yields on the loan portfolio, which were partially offset by lower average balances. The average yield on the loan portfolio in the 1996 period increased by 88 basis points (to 10.46% from 9.58%) from the average yield in the 1995 period. The higher yields were primarily due to increases in the average yield on credit card loans from 14.42% to 17.46% and on consumer loans (principally automobile and home improvement loans) from 8.65% to 11.62%. The increase in the yield on credit card loans was primarily a result of the expiration of promotional introductory rates and was primarily responsible for a $22.2 million (or 33.7%) increase in interest income from credit card receivables. The increase in the yield on consumer loans was primarily due to higher yields earned on automobile loans originated by one of the Bank's operating subsidiaries. Higher average balances of credit card and consumer loans, other than automobile loans, also contributed to the increase in interest income on loans. Average balances of credit card loans and other consumer loans increased $94.9 million (or 10.4%) and $105.9 million (or 133.2%), respectively. The increased average balances of other consumer loans resulted primarily from the higher origination volume of home improvement loans during the 1996 period, and was largely responsible for a $3.2 million (or 18.9%) increase in interest income on consumer loans. Partially offsetting the increase in such average balances and the increase in the average yield on consumer loans was a $150.3 million decrease in the average balances of automobile loan receivables due to a $247.6 million securitization of such loans in the December 1995 quarter. Interest income on real estate loans decreased $1.4 million primarily as a result of a $54.2 million decrease in the average balances of such loans, which was partially offset by an increase in the average yield to 7.33% from 7.25%.

Interest income on mortgage-backed securities decreased $5.6 million (or 17.9%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1996 period reflected the effects of scheduled principal paydowns and unscheduled principal prepayments. The negative effect of the lower average balances was offset in part by an increase in the average interest rates on these securities to 6.16% from 6.10%.

Other interest income increased $5.1 million (or 104.5%) in the 1996 period primarily as a result of higher average balances on securities purchased under agreements to resell and federal funds sold which increased by $151.6 million (or 232.4%) and, to a lesser extent, higher average balances on other interest-earning assets. Higher average yields on such interest-earning assets also contributed to the increased interest income for the current period.

Interest expense increased $5.6 million for the 1996 period primarily because of an increase of $10.8 million (or 14.9%) in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased primarily as a result of an increase in average rates (to 4.07% from 3.65%), which reflected a shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $122.8 million.

The increase in interest expense on deposits was partially offset by a $5.2 million decrease in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $3.7 million and a $1.2 million decrease in interest expense on securities sold under repurchase agreements and bonds payable, respectively. The decrease in interest expense on securities sold under repurchase agreements was primarily a result of a $128.3 million decrease in the average balances of such liabilities as the Bank's deposit base has increased in recent periods. The decrease in interest expense on bonds payable was due to a $23.8 million decrease in the aggregate average balance, which resulted from the sale in April 1995 of the two residential apartment buildings securing the bonds. In connection with this sale, the bonds were assumed by the purchaser.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $40.8 million in the 1996 period from $22.2 million in the 1995 period. The $18.6 million increase was primarily attributable to increases of $16.4 million in the provision for losses on credit card loans, $0.8 million in the provision for losses real estate loans and $1.4 million in the provision for losses on consumer loans. The higher provisions on credit card and consumer loans resulted from increased origination volume, increased charge-offs of such loans over the prior period and increased reserve percentages to reflect this recent trend. See "Financial Condition - Asset Quality - Allowances for Losses."

OTHER INCOME. The increase in other (non-interest) income to $155.5 million in the 1996 period from $98.4 million in the 1995 period was primarily attributable to increases in credit card fees, loan and deposit servicing fees and gain on sales of loans. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

Credit card fees, consisting primarily of membership fees, late charges and cash advance charges, increased to $10.7 million in the 1996 period from $6.7 million in the 1995 period. The $4.0 million (or 60.7%) increase was primarily attributable to the initial impact of recent changes in the fee structure for the Bank's credit card program.

An increase of $36.6 million in excess spread income and $12.5 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $56.1 million (or 64.5%) in loan and deposit servicing fees. Such excess spread income and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $3.1 million increase in excess spread income related to home equity credit line loan securitizations, because of a decrease in the average prepayment rate with respect to the underlying receivables.

Gain on sales of loans increased by $5.0 million primarily as a result of a $4.6 million gain on the securitization and sale of $247.6 million of automobile loan receivables during the 1996 period.

The $10.9 million increase in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.5 million in the equity earnings in partnership income, a decrease of $5.3 million in the gain recorded on sales of the Bank's REO properties and a decrease of $1.9 million in the operating income generated by the REO properties. The increased loss was partially offset by a $0.8 million decrease in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowance for Losses."

OPERATING EXPENSES. Operating expenses for the 1996 period increased $25.8 million (or 18.2%) from the level in the 1995 period, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, loan, data processing and other operating expenses. The $10.1 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $5.9 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods. In accordance with SFAS 122, the Bank recorded a $0.7 million valuation allowance against its mortgage servicing rights at March 31, 1996, which contributed to the $5.9 million increase in loan expenses. The $4.4 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1996 period. The $6.0 million increase in other operating expenses resulted primarily from an increase in credit card fraud losses recorded during the current period. During the 1996 period, management changed its policy regarding the recognition of fraud losses, which had the effect of increasing such losses by $3.7 million.

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                   ---------------------------------------------
                                                (Registrant)




Date:  May  , 1996                 Stephen R. Halpin, Jr.
- ------------------                 ---------------------------------------------
                                   Stephen R. Halpin, Jr.
                                   Vice President & Chief Financial Officer




Date:  May  , 1996                 Ross E. Heasley
- ------------------                 ---------------------------------------------
                                   Ross E. Heasley
                                   Vice President & Principal Accounting Officer