Form 10-Q
period 1996-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1996-08-13
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                               --------------------------------------------
                                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 9, 1996, was 4,826,910.

PART 1.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at June 30, 1996 and
                            September 30, 1995

                  (b) Consolidated Statements of Operations for the
                         three-month and nine-month periods ended
                            June 30, 1996 and 1995

                  (c) Consolidated Statements of Cash Flows for the
                            nine-month periods ended June 30, 1996 and 1995

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended June 30, 1996 compared to three
                              months ended June 30, 1995

                            Nine months ended June 30, 1996 compared to nine
                              months ended June 30, 1995

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                        June 30      September 30
(In thousands)                                                                                           1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotels                                                                                           $     119,835   $     122,649
    Commercial                                                                                             108,741         111,646
    Other                                                                                                    4,705           4,632
                                                                                                     --------------  --------------
                                                                                                           233,281         238,927
    Accumulated depreciation                                                                               (78,063)        (75,140)
                                                                                                     --------------  --------------
                                                                                                           155,218         163,787
Land parcels                                                                                                41,504          38,458
Cash and cash equivalents                                                                                    7,495          17,355
Other assets                                                                                                83,031          93,812
                                                                                                     --------------  --------------
                    Total real estate assets                                                               287,248         313,412
- -----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    244,163         198,096
Interest-bearing deposits                                                                                    8,252          51,186
Federal funds sold and securities purchased under agreements to resell                                     219,000         110,000
Loans held for sale                                                                                        102,079          68,679
Loans held for securitization and sale                                                                     315,000         500,000
Investment securities (market value $9,741 and $4,371, respectively)                                         9,749           4,370
Mortgage-backed securities (market value $842,618 and $879,720, respectively)                              847,029         880,208
Loans receivable (net of allowance for losses of $71,619 and $60,496, respectively)                      2,459,730       2,327,222
Federal Home Loan Bank stock                                                                                31,940          31,940
Real estate held for investment or sale (net of allowance for losses of $127,958
    and $135,236, respectively)                                                                            140,033         222,860
Property and equipment, net                                                                                209,647         180,438
Cost in excess of net assets acquired, net                                                                   2,766           4,173
Excess servicing assets, net                                                                                45,023          25,640
Mortgage servicing rights, net                                                                              33,727          28,573
Other assets                                                                                               317,277         278,151
                                                                                                     --------------  --------------
                    Total banking assets                                                                 4,985,415       4,911,536
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $   5,272,663   $   5,224,948
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     176,183   $     184,502
Notes payable - secured                                                                                    175,000         175,500
Notes payable - unsecured                                                                                   41,488          41,057
Deferred gains - real estate                                                                               112,883         112,883
Other liabilities and accrued expenses                                                                      33,125          41,872
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          538,679         555,814
- -----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,225,110       4,159,252
Securities sold under repurchase agreements and other short-term borrowings                                 17,121          10,435
Notes payable                                                                                                7,340           7,514
Federal Home Loan Bank advances                                                                            116,749         155,052
Custodial accounts                                                                                          14,261           7,413
Amounts due to banks                                                                                        38,279          32,240
Other liabilities                                                                                           84,690          87,545
Capital notes -- subordinated                                                                              160,000         160,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            4,663,550       4,619,451
- -----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        49,512          43,556
Minority interest -- other                                                                                  74,307          74,307
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        5,326,048       5,293,128
- -----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (109,870)       (123,943)
Net unrealized holding loss                                                                                 (1,768)         (2,490)
                                                                                                     --------------  --------------
                                                                                                           (11,537)        (26,332)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (53,385)        (68,180)
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $   5,272,663   $   5,224,948
- -----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                                June 30                         June 30
                                                                     ------------------------------  ------------------------------
(In thousands, except per share amounts)                                 1996            1995            1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $      15,540   $      15,984   $      40,178   $      39,184
Commercial properties                                                        4,164           4,719          12,828          14,178
Other                                                                          992           1,051           3,055           3,257
                                                                     --------------  --------------  --------------  --------------
Total income                                                                20,696          21,754          56,061          56,619
- -----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                   9,291          10,172          26,733          27,580
    Commercial properties                                                    1,715           1,775           5,184           5,466
    Land parcels and other                                                     408             321           1,187           1,009
Interest expense                                                             9,921          10,134          29,923          30,449
Amortization of debt expense                                                   154             109             479             346
Depreciation                                                                 2,432           2,422           7,277           7,085
Advisory, management and leasing fees - related parties                      1,956           1,964           5,523           5,478
General and administrative                                                     238             428             955           1,984
                                                                     --------------  --------------  --------------  --------------
Total expenses                                                              26,115          27,325          77,261          79,397
- -----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                  854             979           2,230           2,742
Gain (loss) on sale of property                                                  1              11             (56)          1,664
- -----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                           $      (4,564)  $      (4,581)  $     (19,026)  $     (18,372)
- -----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                $      82,679   $      79,833   $     231,515   $     216,734
Mortgage-backed securities                                                  11,481          15,217          36,966          46,257
Trading securities                                                             281              76             640             220
Investment securities                                                           74              49             171             146
Other                                                                        4,739           1,972          14,781           6,883
                                                                     --------------  --------------  --------------  --------------
Total interest income                                                       99,254          97,147         284,073         270,240
- -----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                            39,929          39,654         123,333         112,257
Short-term borrowings                                                        1,491           7,587           5,366          15,636
Long-term borrowings                                                         3,981           4,036          11,771          12,844
                                                                     --------------  --------------  --------------  --------------
Total interest expense                                                      45,401          51,277         140,470         140,737
                                                                     --------------  --------------  --------------  --------------
Net interest income                                                         53,853          45,870         143,603         129,503
Provision for loan losses                                                  (30,062)        (13,604)        (70,825)        (35,829)
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         23,791          32,266          72,778          93,674
- -----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                             7,964           2,526          18,682           9,197
Loan servicing fees                                                         70,579          51,796         200,548         127,226
Deposit servicing fees                                                       7,226           6,241          20,355          17,818
Gain (loss) on sales of trading securities, net                                401            (250)          1,061            (579)
Earnings (loss) on real estate held for investment or sale, net             (5,875)          5,048         (19,376)          2,476
Gain on sales of loans, net                                                 11,850           4,483          17,092           4,721
Other                                                                        4,790          (1,894)         14,109           5,502
                                                                     --------------  --------------  --------------  --------------
Total other income                                                          96,935          67,950         252,471         166,361
- -----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                                June 30                         June 30
                                                                     ------------------------------  ------------------------------
(In thousands, except per share amounts)                                 1996            1995            1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $      32,670   $      28,156   $      93,354   $      78,739
Loan                                                                         7,012           3,468          19,758          10,310
Property and equipment                                                       8,629           7,207          24,729          21,028
Marketing                                                                   14,473          11,656          35,568          34,835
Data processing                                                             12,504          11,365          37,081          31,525
Deposit insurance premiums                                                   2,712           2,298           8,046           8,136
Amortization of cost in excess of net assets acquired                          444             677           1,407           1,929
Other                                                                       10,665          11,797          36,364          31,536
                                                                     --------------  --------------  --------------  --------------
Total operating expenses                                                    89,109          76,624         256,307         218,038
- -----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $      31,617   $      23,592   $      68,942   $      41,997
- -----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income before income taxes and minority interest           $      27,053   $      19,011   $      49,916   $      23,625
Income tax provision                                                        11,432           6,596          21,254           7,029
                                                                     --------------  --------------  --------------  --------------
Income before minority interest                                             15,621          12,415          28,662          16,596
Minority interest held by affiliates                                        (3,129)         (2,598)         (6,776)         (4,249)
Minority interest -- other                                                  (2,438)         (2,438)         (7,313)         (7,313)
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                             $      10,054   $       7,379   $      14,573   $       5,034

DEFICIT
Beginning of period                                                       (119,424)       (137,138)       (123,943)       (134,793)

Dividend distribution
    Preferred shares of beneficial interest                                   (500)             --            (500)             --
- -----------------------------------------------------------------------------------------------------------------------------------
End of period                                                        $    (109,870)  $    (129,759)  $    (109,870)  $    (129,759)
- -----------------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $       8,699   $       6,024   $      10,508   $         969
NET INCOME PER COMMON SHARE
Income before minority interest                                               2.96            2.30            5.10            2.60
Minority interest held by affiliates                                         (0.65)          (0.54)          (1.40)          (0.88)
Minority interest -- other                                                   (0.51)          (0.51)          (1.52)          (1.52)
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                          $        1.80   $        1.25   $        2.18   $        0.20
- -----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Nine Months Ended
                                                                                                                June 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                             $     (12,529)  $     (11,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation                                                                                             7,277           7,085
    (Gain) loss on sale of property                                                                             56          (1,654)
    Increase in accounts receivable and accrued income                                                      (4,534)           (429)
    Increase in deferred tax asset                                                                          (6,821)         (6,426)
    Decrease in accounts payable and accrued expenses                                                       (6,434)         (4,904)
    Decrease in tax sharing receivable                                                                      20,000          12,000
    Amortization of debt expense                                                                               479             346
    Equity in earnings of unconsolidated entities                                                           (2,230)         (2,742)
    Other                                                                                                    3,236           2,287
                                                                                                     --------------  --------------
                                                                                                            (1,500)         (6,399)
                                                                                                     --------------  --------------
Banking
Net income                                                                                                  27,102          16,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                               2,798          (1,160)
    Depreciation and amortization                                                                           18,112          16,085
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                                     6,956           2,847
    Provision for loan losses                                                                               70,825          35,829
    Net fundings of loans held for sale  and/or securitization                                            (530,783)       (251,804)
    Proceeds from sales of trading securities                                                              257,257          78,323
    Proceeds from sales of loans held for sale and/or securitization                                     1,585,916       1,810,474
    Earnings on real estate                                                                                 (1,597)         (6,946)
    Provision for losses on real estate held for investment or sale                                         20,152          16,000
    (Gain) loss on sales of trading securities, net                                                         (1,061)            579
    Gain on sales of loans, net                                                                            (17,092)         (4,721)
    Minority interest held by affiliates                                                                     6,776           4,249
    Minority interest - other                                                                                7,313           7,313
    (Increase) decrease in excess servicing assets                                                         (19,383)          1,578
    Increase in other assets                                                                               (19,650)        (13,900)
    Increase (decrease) in other liabilities and accrued expenses                                            3,184         (30,604)
    Decrease in tax sharing payable                                                                        (20,000)        (12,000)
    Other, net                                                                                              (9,622)          7,462
                                                                                                     --------------  --------------
                                                                                                         1,387,203       1,676,600
                                                                                                     --------------  --------------
Net cash provided by operating activities                                                                1,385,703       1,670,201
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (3,606)         (4,257)
Property acquisitions                                                                                           --         (10,193)
Property sales                                                                                               1,812              --
Equity investment in unconsolidated entities                                                                 1,018          (2,600)
Other investing activities                                                                                       1              52
                                                                                                     --------------  --------------
                                                                                                              (775)        (16,998)
                                                                                                     --------------  --------------
Banking
Proceeds from maturities of investment securities                                                            4,410             100
Proceeds from sales of loans                                                                                    --               8
Net proceeds from sales of real estate                                                                      46,046         110,131
Net proceeds from sales of mortgage servicing rights                                                           966           1,270
Net fundings of loans receivable                                                                        (1,088,856)     (2,021,848)
Principal collected on mortgage-backed securities                                                          166,790         121,659
Purchases of investment securities                                                                         (10,000)             --
Purchases of mortgage-backed securities                                                                   (135,125)             --
Purchases of loans receivable                                                                             (209,480)        (73,183)
Purchases of property and equipment                                                                        (47,635)        (45,546)
Purchases of mortgage servicing rights                                                                      (9,902)             --
Disbursements for real estate held for investment or sale                                                  (15,359)        (30,202)
Other investing activities, net                                                                             (5,527)            544
                                                                                                     --------------  --------------
                                                                                                        (1,303,672)     (1,937,067)
                                                                                                     --------------  --------------
Net cash used in investing activities                                                                   (1,304,447)     (1,954,065)
- -----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Nine Months Ended
                                                                                                                June 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1996            1995
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                     $          --   $      11,400
Principal curtailments and repayments of mortgages                                                          (6,837)        (10,289)
Repayment of secured note                                                                                     (500)             --
Proceeds from sales of unsecured notes                                                                       2,617           3,221
Repayments of unsecured notes                                                                               (2,186)         (3,390)
Dividends on preferred shares of beneficial interest                                                          (500)             --
Other financing activities, net                                                                               (179)           (310)
                                                                                                     --------------  --------------
                                                                                                            (7,585)            632
                                                                                                     --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    11,255,134      10,575,028
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (11,189,276)    (10,466,126)
Net (decrease) increase in securities sold under repurchase agreements                                      (1,055)         90,037
Advances from the Federal Home Loan Bank                                                                    11,904         851,213
Repayments of advances from the Federal Home Loan Bank                                                     (50,207)       (817,005)
Proceeds from other borrowings                                                                           1,399,981         487,277
Repayments of other borrowings                                                                          (1,392,414)       (467,885)
Cash dividends paid on preferred stock                                                                      (7,313)         (7,313)
Cash dividends paid on common stock                                                                         (5,000)             --
Other financing activities, net                                                                              6,848          (4,191)
                                                                                                     --------------  --------------
                                                                                                            28,602         241,035
                                                                                                     --------------  --------------
Net cash provided by financing activities                                                                   21,017         241,667
- -----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                       102,273         (42,197)
Cash and cash equivalents at beginning of period                                                           376,637         402,542
                                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                                           $     478,910   $     360,345
- -----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest (net of amount capitalized)                                                         $     189,504   $     179,615
        Income taxes                                                                                         8,075              23

Supplemental schedule of non-cash investing and financing activities:
    Rollovers of notes payable - unsecured                                                                   2,991           3,275
    Loans held for sale exchanged for trading securities                                                   256,770          79,253
    Mortage-backed securities available-for-sale transferred to
        mortgage-backed securities held-to-maturity                                                             --         942,085
    Loans receivable transferred to loans held for sale and/or securitization                            1,142,802       2,202,235
    Investment securities available-for-sale transferred to
        investment securities held-to-maturity                                                                  --           4,354
    Real estate held for investment transferred to real estate held for sale                                    --           9,273
    Loans made in connection with the sale of real estate                                                   42,441           8,337
    Loans receivable transferred to real estate acquired in settlement of loans                              4,891           6,320
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                                  --          23,154


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

New Accounting Pronouncement

During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be disposed Of." SFAS 121, established standards for measuring and accounting for impairment of long-lived assets held for production of income as well as long-lived assets to be disposed of. The standard is required to be implemented in 1996 and, in the opinion of management, will not have a material impact on the consolidated results of operations or financial position.

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

4.  BANKING:

LOANS HELD FOR SALE:

At June 30, 1996 and September 30, 1995, loans held for sale is composed of single-family residential loans.


LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                         June 30,  September 30,
                                                           1996        1995
                                                         --------    --------
(In thousands)

Credit card receivables                                  $180,000    $300,000
Automobile loan receivables                                50,000     200,000
Home equity credit line receivables                        85,000           -
                                                         --------    --------
  Total                                                  $315,000    $500,000
                                                         ========    ========


LOANS RECEIVABLE:

                                                     June 30,      September 30,
                                                       1996            1995
                                                   -----------      -----------
(In thousands)

Single-family residential                          $ 1,398,126      $ 1,322,772
Home equity                                             13,482           29,024
Commercial and multifamily                              79,245           86,007
Real estate construction                                41,911           46,848
Ground                                                  43,300            6,892
Credit card                                            776,538          712,548
Automobile                                              63,044           39,217
Overdraft lines of credit                               19,629           15,049
Home improvement and
  other consumer                                        44,901          112,705
Other                                                   87,890           31,975
                                                   -----------      -----------
                                                     2,568,066        2,403,037
                                                   -----------      -----------
Less:
  Undisbursed portion of loans                          48,534           28,147
  Unearned discounts                                       911            1,101
  Net deferred loan origination
    costs                                              (12,728)         (13,929)
  Allowance for loan losses                             71,619           60,496
                                                   -----------      -----------
                                                       108,336           75,815
                                                   -----------      -----------
  Total                                            $ 2,459,730      $ 2,327,222
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

Real estate held for investment or sale is composed of the following:

                                                    June 30,   September 30,
                                                     1996          1995
                                                   --------      --------
(In thousands)

Real estate held for investment                    $  3,819      $  3,819
                                                   --------      --------

Real estate held for sale                           264,172       354,277
                                                   --------      --------

Less:
 Allowance for losses on real estate
  held for investment                                   188           193
 Allowance for losses on real estate
  held for sale                                     127,770       135,043
                                                   --------      --------

                                                    127,958       135,236
                                                   --------      --------

  Total real estate held for
   investment or sale                              $140,033      $222,860
                                                   ========      ========


REGULATORY MATTERS:

In connection with the termination of the Bank's written agreement with the OTS in March 1996, the Board of Directors of the Bank adopted a resolution which, among other things, authorizes the Bank: (i) to make tax sharing payments to the
B. F. Saul Real Estate Investment Trust of up to $15 million relating to any single fiscal year without OTS approval; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the B.F. Saul Real Estate Investment Trust (the "Trust") and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At June 30, 1996, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded net income of $14.6 million for the nine- month period ended June 30, 1996 compared to net income of $5.0 million for the nine-month period ended June 30, 1995.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June 30, 1996, which consisted primarily of hotels, office and industrial projects and land parcels, was reduced slightly from the number at September 30, 1995. In the first quarter of fiscal 1996, the Real Estate Trust sold a 344-room Howard Johnsons Hotel in Norfolk, Virginia, and reclassified its office and industrial investment in Perimeter Way in Atlanta, Georgia, as land in anticipation of razing the buildings to prepare the site for future development.

The eight hotel properties owned by the Real Estate Trust throughout the nine-month periods of fiscal 1996 and fiscal 1995 achieved average occupancy rates of 67% and 66%, respectively, and average room rates of $66.16 and $61.98, respectively. Four of these hotels registered improved occupancies and all eight registered higher average room rates in the current period. Overall, the hotel portfolio achieved for the nine-month period ended June 30, 1996, compared to the nine-month period ended June 30, 1995, average occupancy rates of 67% and 66%, respectively, and average room rates of $68.04 and $59.45, respectively.

The Real Estate Trust's office and industrial property portfolio was 91% leased at June 30, 1996, compared to leasing rates of 84% and 92% at September 30, 1995 and at June 30, 1995, respectively. The decline in leasing rates during fiscal 1995 was primarily attributable to the termination of leases for 137,000 square feet of space by two tenants at one property. Progress continues to be made in releasing this space. At June 30, 1996, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1.3 million square feet, of which 62,000(4.8%) and 243,000(18.6%), are subject to leases whose terms expire in the balance of fiscal 1996 and in fiscal 1997, respectively.

BANKING

GENERAL. The Bank recorded operating income of $31.6 million during the June 1996 quarter, compared to operating income of $23.6 million in the prior corresponding period. The $8.0 million increase in pre-tax income for the current quarter was primarily a result of an increase in credit card loan servicing fee income and gains on sales of loans reflecting the Bank's securitization activity during the June quarter. A $19.8 million increase in loan and deposit servicing fees over the June 1995 quarter contributed to a $28.9 million increase in non-interest income. The Bank's net interest income before provision for loan losses increased $8.0 million primarily as a result of a decline in the Bank's interest expense. Partially offsetting the positive effect of these items on income was a $12.5 million increase in operating expenses and a $16.5 million increase in the provision for loan losses. See "Results of Operations."

At June 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.30%, 6.30%, 6.91% and 12.04%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). On the basis of its balance sheet at June 30, 1996, the Bank met the FIRREA-mandated fully phased-in capital requirements and, on a fully phased-in basis, met the capital standards established for "well capitalized" institutions under the prompt corrective action regulations. See "Capital."

In the June 1996 quarter, the Bank securitized and sold $227.7 million of automobile loan receivables and recognized a gain of $2.7 million in connection with this sale. The Bank also securitized and sold $153.5 million of home loan receivables in the current quarter and recognized a gain of $9.5 million. See "Liquidity."

Real estate owned, net of valuation allowances, declined 6.9% during the June 1996 quarter to $136.4 million at June 30, 1996, from $146.5 million at March 31, 1996. This reduction resulted primarily from sales of residential properties and increased valuation allowances on the real estate owned portfolio. See "REO."

During the June 1996 quarter, the Bank paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the amount of $500 per share, $200 per share of which was declared during the March 1996 quarter. Subsequent to June 30, 1996, the Bank declared a cash dividend on its Common Stock in the amount of $350 per share, to be paid upon the expiration of the applicable OTS notice period.

ASSET QUALITY. Non-Performing Assets. The Bank's level of non-performing assets continued to decline during the third quarter of fiscal 1996 from the level at September 30, 1995. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                   June 30,             March 31,         September 30,
                                                                     1996                 1996                 1995
                                                              -----------------    -----------------    -----------------
NON-PERFORMING ASSETS:
  Non-accrual loans:
    Residential                                               $          7,626     $          9,688     $          8,593
    Commercial and multifamily                                               0                  305                  194
                                                              -----------------    -----------------    -----------------
      Total non-accrual real estate loans                                7,626                9,993                8,787
    Credit card                                                         20,584               21,030               18,569
    Consumer and other                                                   2,277                1,155                  595
                                                              -----------------    -----------------    -----------------
      Total non-accrual loans (1)                                       30,487               32,178               27,951
                                                              -----------------    -----------------    -----------------

  Real estate acquired in settlement of loans                          264,173              268,566              354,277
  Allowance for losses on real estate acquired in settlement
    of loans                                                          (127,770)            (122,111)            (135,043)
                                                              -----------------    -----------------    -----------------
    Real estate acquired in settlement of loans, net                   136,403              146,455              219,234
                                                              -----------------    -----------------    -----------------

      Total non-performing assets                             $        166,890     $        178,633     $        247,185
                                                              =================    =================    =================



Allowance for losses on loans                                 $         71,619     $         60,879     $         60,496
Allowance for losses on real estate held for investment                    188                  188                  193
Allowance for losses on real estate acquired in settlement
  of loans                                                             127,770              122,111              135,043
                                                              -----------------    -----------------    -----------------

  Total allowances for losses                                 $        199,577     $        183,178     $        195,732
                                                              =================    =================    =================

RATIOS:

  Non-performing assets, net to total assets (2)                             1.91%                2.34%                3.80%
  Allowance for losses on real estate loans to non-accrual
    real estate loans (1) (4)                                              143.55%              112.34%              123.82%
  Allowance for losses on credit card loans to non-accrual
    credit card loans (1) (4)                                              248.16%              219.12%              249.47%
  Allowance for losses on consumer and other loans to
    non-accrual consumer and other loans (1) (4)                           157.71%              309.26%              553.11%
  Allowance for losses on loans to non-accrual loans (1)                   234.92%              189.19%              216.44%
  Allowance for losses on loans to total loans receivable (3)                2.41%                2.07%                2.05%

(1)  Before deduction of allowance for losses.
(2)  Non-performing assets is presented after the allowance for losses on loans and the allowance for losses on real estate held for investment or sale.
(3)  Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses on loans.
(4)  Excludes a $6.0 million unallocated valuation allowance at June 30, 1996 which can be used to offset losses on any of the Bank's loan portfolio.

Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure.

Non-performing assets totaled $166.9 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $127.8 million, at June 30, 1996, compared to $178.6 million, after valuation allowances on REO of $122.1 million, at March 31, 1996. In addition to the valuation allowances on REO, the Bank maintained $1.5 million of valuation allowances on its non-accrual loans at June 30, 1996 compared to $1.6 million at March 31, 1996. The decrease in non-performing assets for the current quarter was primarily attributable to a net decrease in REO of $10.1 million. See "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $30.5 million at June 30, 1996, as compared to $32.2 million at March 31, 1996. At June 30, 1996, non-accrual loans consisted of $7.6 million of non-accrual real estate loans, $20.6 million of non-accrual credit card loans and $2.3 million of non-accrual consumer and other loans.

REO. At June 30, 1996, the Bank's REO totaled $136.4 million, after valuation allowances on such assets of $127.8 million. The principal component of REO consists of the five planned unit developments (the "Communities"), which had an aggregate book value of $102.8 million at that date. Four of the five Communities are under active development. However, as a result of the sale in the December 1995 quarter of the remaining residential lots in two of the Communities, the Bank owns only commercial land in two of the four active Communities.

During the three months ended June 30, 1996, REO decreased $10.1 million. This decrease was primarily attributable to sales in the Communities and other residential properties and an increase in the valuation allowances against these properties.

During the three months ended June 30, 1996, the Bank received revenues of approximately $8.1 million upon the disposition of REO, which consisted of 147 residential lots or units in the Communities and other smaller residential properties ($7.5 million) and various single-family residential properties ($0.6 million).

At June 30, 1996, the Bank had executed contracts to sell two additional REO properties at their aggregate book value of $9.2 million at that date.

In addition to the active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, which is in the pre-development stage.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems. At June 30, 1996, potential problem assets totaled $6.4 million, before valuation allowances of $1.2 million, as compared to $7.1 million, before valuation allowances of $1.4 million, at March 31, 1996. The $0.7 million decrease in potential problem assets was primarily attributable to net principal reductions.

Delinquent Loans. At June 30, 1996, delinquent loans totaled $47.7 million (or 1.6% of loans) compared to $41.6 million (or 1.4% of loans) at March 31, 1996. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1996.

                                Principal Balance
                     --------------------------------------   Total as a
                      Mortgage   Non-Mortgage                 Percentage
                        Loans       Loans          Total     of Loans (1)
                     ----------  -------------- -----------  ------------
(Dollars in thousands)
Loans delinquent for:

30-59 days .......... $   5,339  $      26,601  $   31,940       1.1%
60-89 days ..........     1,187         14,527      15,714       0.5%
                      ---------- -------------- -----------   --------
  Total ............. $   6,526  $      41,128  $   47,654       1.6%
                      ========== ============== ===========   ========
- ----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.


Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans were $6.5 million at June 30, 1996 compared to $6.4 million at March 31, 1996.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $41.1 million at June 30, 1996 from $35.2 million at March 31, 1996, and increased as a percentage of total non-mortgage loans to 3.4% from 2.7%. The increased percentage of delinquent non-mortgage loans to total non-mortgage loans outstanding resulted primarily from the increase in delinquent non-mortgage loans, but also reflected the securitization and sale of $227.7 million of automobile loan receivables and $153.5 million of home loan receivables, which transactions reduced the Bank's portfolio of non-mortgage loans.

Troubled Debt Restructurings. At June 30, 1996, loans accounted for as troubled debt restructurings totalled $14.4 million and included two commercial permanent loans with principal balances totaling $13.2 million, one residential ground loan with a principal balance of $0.6 million and one commercial collateralized loan with a principal balance of $0.6 million. The $1.2 million decrease in loans accounted for as troubled debt restructurings from $15.6 million at March 31, 1996 resulted from net principal reductions. At June 30, 1996, the Bank had commitments to lend $0.7 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At June 30, 1996 and September 30, 1995, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the compo nents of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indi cated and may include charge-offs taken against assets which the Bank disposed of during such periods.

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS
(DOLLARS IN THOUSANDS)


                                                                                                             Three Months
                                                                    Nine Months Ended                            Ended
                                                                        June 30,                               June 30,
                                                          --------------------------------------
                                                                1996                   1995                      1996
                                                          ---------------       ----------------        ----------------------

Balance at beginning of period                            $       60,496        $        50,205         $              60,879
                                                          ---------------       ----------------        ----------------------

Provision for loan losses                                         70,825                 35,829                        30,062
                                                          ---------------       ----------------        ----------------------

Charge-offs:
  Residential                                                        655                    866                           229
  Credit card                                                     62,804                 34,617                        20,163
  Other                                                            4,790                  2,369                         1,745
                                                          ---------------       ----------------        ----------------------
      Total charge-offs                                           68,249                 37,852                        22,137
                                                          ---------------       ----------------        ----------------------

Recoveries:
  Residential                                                         16                     14                            10
  Credit card                                                      8,172                  8,388                         2,686
  Other                                                              359                    491                           119
                                                          ---------------       ----------------        ----------------------
      Total recoveries                                             8,547                  8,893                         2,815
                                                          ---------------       ----------------        ----------------------

Charge-offs,  net of recoveries                                   59,702                 28,959                        19,322
                                                          ---------------       ----------------        ----------------------

Balance at end of period                                  $       71,619        $        57,075         $              71,619
                                                          ===============       ================        ======================





Provision for loan losses to average loans  (1) (2)                3.28%                  1.60%                         4.10%
Net loan charge-offs to average loans (1) (2)                      2.77%                  1.29%                         2.63%
Ending allowance for losses on loans to total
  loans (2) (3)                                                    2.43%                  1.95%                         2.43%

(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE
(DOLLARS IN THOUSANDS)






                                        June 30,                          March 31,                        September 30,
                                          1996                              1996                               1995
                             --------------------------------  --------------------------------   --------------------------------
                                               Percent of                         Percent of                         Percent of
                                                Loans to                           Loans to                           Loans to
                                Amount         Total Loans        Amount         Total Loans         Amount         Total Loans
                             --------------  ----------------  --------------   ---------------   --------------   ---------------
Balance at end of period
    allocated to:



Residential permanent        $         896             50.8%   $         992              48.1%   $         929             47.3%

Home equity                            374              3.3              307               2.5              164              1.0

Commercial and multifamily           8,402              2.7            8,453               2.8            8,523              2.9

Residential construction               862              0.6            1,031               0.7            1,159              0.8

Commercial construction                 21              0.1               16               0.1               56              0.2

Ground                                 392              1.3              427               1.4               49              0.1

Credit card                         51,081             32.4           46,081              30.2           46,325             34.4

Consumer and other                   3,591              8.8            3,572              14.2            3,291             13.3

Unallocated                          6,000              0.0                0               0.0                0              0.0

                             --------------                    --------------                     --------------

    Total                    $      71,619                     $      60,879                      $      60,496
                             ==============                    ==============                     ==============

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF
REAL ESTATE HELD FOR INVESTMENT OR SALE
(IN THOUSANDS)



                                                                                                    Three Months
                                                           Nine Months Ended                            Ended
                                                                June 30,                              June 30,
                                               -------------------------------------------
                                                     1996                     1995                      1996
                                               ------------------       ------------------       --------------------
Balance at beginning of period:
  Real estate held for investment              $             193        $           9,899        $               188
  Real estate held for sale                              135,043                  109,074                    122,111
                                               ------------------       ------------------       --------------------
    Total                                                135,236                  118,973                    122,299
                                               ------------------       ------------------       --------------------

Provision for real estate losses:
  Real estate held for investment                             (5)                  (8,556)                         0
  Real estate held for sale                               20,157                   24,556                      7,197
                                               ------------------       ------------------       --------------------
    Total                                                 20,152                   16,000                      7,197
                                               ------------------       ------------------       --------------------

Charge-offs:

  Real estate held for investment:
    Commercial ground                                          0                      750                          0
                                               ------------------       ------------------       --------------------
      Total                                                    0                      750                          0
                                               ------------------       ------------------       --------------------

  Real estate held for sale:
    Residential construction                                   0                    1,924                          0
    Commercial construction                                    0                      933                          0
    Commercial ground                                          0                      925                          0
    Residential ground                                    27,430                      103                      1,538
                                               ------------------       ------------------       --------------------
      Total                                               27,430                    3,885                      1,538
                                               ------------------       ------------------       --------------------

    Total charge-offs on real estate
       held for investment or sale                        27,430                    4,635                      1,538
                                               ------------------       ------------------       --------------------



Balance at end of period:
  Real estate held for investment                            188                    1,343                        188
  Real estate held for sale                              127,770                  129,745                    127,770
                                               ------------------       ------------------       --------------------

    Total                                      $         127,958        $         130,338        $           127,958
                                               ==================       ==================       ====================

COMPONENTS OF ALLOWANCE FOR LOSSES
ON REAL ESTATE HELD FOR INVESTMENT OR SALE
(IN THOUSANDS)







                                                             June 30,                 March 31,               September 30,
                                                               1996                     1996                        1995
                                                        -------------------       ------------------       --------------------

Allowance for losses on real estate
  held for investment                                   $              188        $             188        $               193
                                                        -------------------       ------------------       --------------------


Allowance for losses on real estate held for sale:
     Residential                                                       160                      115                        184
     Home equity                                                        38                       35                          2
     Ground                                                        127,572                  121,961                    134,857
                                                        -------------------       ------------------       --------------------
        Total                                                      127,770                  122,111                    135,043
                                                        -------------------       ------------------       --------------------

        Total allowance for losses on real
          estate held for investment or sale            $          127,958        $         122,299        $           135,236
                                                        ===================       ==================       ====================

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $16.4 million from the level at March 31, 1996 to $199.6 million at June 30, 1996. The $16.4 million increase was primarily attributable to increased valuation allowances on credit card loans and real estate held for investment or sale, as well as the Bank's establishment during the June 1996 quarter of a $6.0 million unallocated valuation allowance to offset losses from any of the Bank's loan portfolios.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $138.9 million at June 30, 1996, which constituted 51.1% of total non-performing real estate assets, before valuation allowances. This amount represented a $5.4 million increase from the March 31, 1996 level of $133.5 million, or 47.9% of total non-performing real estate assets, before valuation allowances at that date.

During the nine months ended June 30, 1996, the Bank provided an additional $20.9 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $28.1 million on these assets. The allowance for losses on real estate held for sale at June 30, 1996 is in addition to approximately $53.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 1996.

During the June 1996 quarter, the Bank provided an additional $2.0 million of general valuation allowances against its Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the nine months ended June 30, 1996 were $54.6 million, compared to $26.2 million for the nine months ended June 30, 1995. The increase in net charge-offs resulted primarily from continued maturation of the Bank's portfolio and reflects the industry-wide decline in the performance of credit card loans. The allowance for losses on credit card loans increased to $51.1 million at June 30, 1996 from $46.1 million at March 31, 1996. The increase in such allowance for losses resulted primarily from an increase in the reserve percentage used to calculate allowances for losses reflecting the recent trend of increased charge-offs and an increase in the ending balance of such loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans increased to 248.2% and 5.3%, respectively, at June 30, 1996 from 219.1% and 5.2%, respectively, at March 31, 1996.

The allowance for losses on consumer and other loans remained constant at $3.6 million from March 31, 1996 to June 30, 1996. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 157.7% and 1.4%, respectively, at June 30, 1996 compared to 309.3% and 0.9%, respectively, at March 31, 1996.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1996, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

INTEREST RATE SENSITIVITY TABLE (GAP)
(DOLLARS IN THOUSANDS)


                                                         More than       More than         More than
                                                         Six Months       One Year       Three Years
                                         Six Months       through         through          through         More than
                                          or Less         One Year      Three Years       Five Years       Five Years       Total
                                       -------------   -------------  ---------------  ---------------   -------------  ------------
As of June 30, 1996 Mortgage loans:
  Adjustable-rate                      $    292,143    $    244,220   $      687,278   $      135,152    $      8,792   $ 1,367,585
  Fixed-rate                                 12,727           8,544           37,376           81,438          30,407       170,492
  Loans held for sale                       102,079               0                0                0               0       102,079
  Home equity credit lines and second
     mortgages                               20,459             195              646              473           1,213        22,986
Credit card and other                       877,802          17,886           39,222           24,198          11,178       970,286
Loans held for securitization and sale      315,000               0                0                0               0       315,000
Mortgage-backed securities                  198,785         324,695          306,489            5,765          11,295       847,029
Other investments                           375,237               0            4,995                0               0       380,232
                                       -------------   -------------  ---------------  ---------------   -------------  ------------
  Total interest-earning assets           2,194,232         595,540        1,076,006          247,026          62,885     4,175,689
Total non-interest earning assets                 0               0                0                0         809,726       809,726
                                       -------------   -------------  ---------------  ---------------   -------------  ------------

  Total assets                         $  2,194,232    $    595,540   $    1,076,006   $      247,026    $    872,611   $ 4,985,415
                                       =============   =============  ===============  ===============   =============  ============

Deposits:
  Fixed maturity deposits              $    649,772    $    266,493   $      191,463   $      109,907    $          0   $ 1,217,635
  NOW, statement and passbook accounts    1,390,450          40,649          135,386           92,147         196,376     1,855,008
  Money market deposit accounts           1,000,733               0                0                0               0     1,000,733
Borrowings:
  Capital notes - subordinated               10,000               0                0                0         150,000       160,000
  Other                                     117,193           3,125            3,968            9,695           7,229       141,210
                                       -------------   -------------  ---------------  ---------------   -------------  ------------
  Total interest-bearing liabilities      3,168,148         310,267          330,817          211,749         353,605     4,374,586
Total non-interest bearing liabilities            0               0                0                0         288,964       288,964
Stockholders' equity                              0               0                0                0         321,865       321,865
                                       -------------   -------------  ---------------  ---------------   -------------  ------------
  Total liabilities & stockholders'
        equity                         $  3,168,148    $    310,267   $      330,817   $      211,749    $    964,434   $ 4,985,415
                                       =============   =============  ===============  ===============   =============  ============

Gap                                       ($973,916)       $285,273         $745,189          $35,277       ($290,720)
Cumulative gap                            ($973,916)      ($688,643)         $56,546          $91,823       ($198,897)
Cumulative gap as a percentage
   of total assets                           (19.5%)         (13.8%)            1.1%             1.8%           (4.0%)

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 13.8% at June 30, 1996, compared to a negative 14.1% at March 31, 1996. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

TAX SHARING PAYMENTS. During the June 1996 quarter, the Bank made a tax sharing payment of $5.0 million to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock. Subsequent to June 30, 1996, the Bank made an additional tax sharing payment of $2.7 million to the Trust.

CAPITAL. At June 30, 1996, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations. On the basis of its June 30, 1996 balance sheet, the Bank also met the fully phased-in capital requirements under FIRREA that took effect on July 1, 1996 as the last of the phase-in periods for the deductions from capital expired and, after giving effect to those deductions, met the capital standards for "well capitalized" institutions under the prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1996 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY CAPITAL
(DOLLARS IN THOUSANDS)
                                                                                 Minimum                        Excess
                                                     Actual                Capital Requirement                 Capital
                                          ---------------------------  ---------------------------  ----------------------------
                                                           As a %                       As a %                        As a %
                                              Amount      of Assets        Amount      of Assets        Amount       of Assets
                                          -------------  ------------  -------------  ------------  -------------   ------------
Capital per financial statements          $    356,969
  Net unrealized holding losses (1)              2,210
                                            -----------
Adjusted capital                               359,179
Adjustments for tangible and core capital:
  Intangible assets                            (42,213)
  Non-includable subsidiaries (2) (4)           (2,078)
  Non-qualifying purchased/originated
    loan servicing                              (1,410)
                                          -------------
     Total tangible capital                    313,478          6.30%  $     74,634          1.50%  $    238,844           4.80%
                                          -------------  ============  =============  ============  =============   ============
     Total core capital (3) (4)                313,478          6.30%  $    199,023          4.00%  $    114,455           2.30%
                                          -------------  ============  =============  ============  =============   ============
     Tier 1 risk-based capital (3)             313,478          6.91%  $    181,511          4.00%  $    131,967           2.91%
                                          -------------  ============  =============  ============  =============   ============
Adjustments for risk-based capital:
  Subordinated capital debentures              150,000
  Allowance for general loan losses             64,387
                                          -------------
     Total supplementary capital               214,387
  Excess allowance for loan losses              (7,570)
                                          -------------
  Adjusted supplementary capital               206,817
                                          -------------
     Total available capital                   520,295
  Equity investments (2)                       (20,169)
                                          -------------
     Total risk-based capital (3)         $    500,126         12.04%  $    363,022          8.00%  $    137,104           4.04%
                                          =============  ============  =============  ============  =============   ============


(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(2) Reflects an aggregate offset of $1.3 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least
    6.0% and a total risk-based capital ratio of at least 10.0%.
(4) Effective July 1, 1996, the percentage of non-includable subsidiaries required to be phased out from core capital increased from 60% to 100%.
    If this phase-out had been in effect at June 30, 1996, the Bank's tangible, core and risk-based regulatory capital ratios would have been 6.27%, 6.27% and 12.00%.

Regulatory Action and Requirements. In connection with the termination of the Bank's written agreement, the Board of Directors of the Bank adopted a resolution which, among other things, authorizes the Bank: (i) to make tax sharing payments to the Trust of up to $15 million relating to any single fiscal year without OTS approval; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In September 1995, the Bank received from the OTS an extension through September 29, 1996 of the five-year holding period for certain of its REO properties acquired through foreclosure in fiscal 1990 and fiscal 1991. The following table sets forth the Bank's REO at June 30, 1996, after valuation allowances of $127.8 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                              (In thousands)

         1990 (1) (2).........                          $ 38,958
         1991 (2)...............                          75,641
         1992 ....................                         3,339
         1993 ....................                         4,853
         1994 ....................                         1,474
         1995 ....................                         8,979
         1996 ....................                         3,158
                                                       ---------
            Total REO ......                            $136,402
                                                        ========

- -----------------------
(1) Includes REO with an aggregate net book value of $20.2 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $92.5 million, for which the Bank received an extension of the five-year holding period through September 29, 1996.

Although the Bank's regulatory capital ratios on a fully phased-in basis at June 30, 1996 would meet the ratios established for "well capitalized" institutions, there can be no assurance that the Bank will be able to maintain levels of capital sufficient to continue to meet the standards for classification as "well capitalized" under the prompt corrective action standards.

Deposit Insurance Premiums. Thrift institutions insured by the Savings Association Insurance Fund ("SAIF"), including the Bank, currently pay substantially higher deposit insurance premiums than similarly situated commercial banks insured by the Bank Insurance Fund ("BIF"). Legislation designed to reduce or eliminate the disparity between BIF and SAIF insurance premiums by, among other things, imposing on thrift institutions a one-time assessment estimated to be up to 85 basis points on their SAIF-insured deposits to capitalize the SAIF, remains under consideration by Congress although it remains unclear if, and in what form, such legislation will be enacted. In the absence of such legislation, the Bank and other SAIF-insured institutions will continue to pay higher deposit insurance premiums than commercial banks, which could lead to a competitive disadvantage in the pricing of loans and deposits and additional operating expenses. In addition, regulators have recently begun approving applications by several thrift organizations to establish or acquire BIF-insured affiliates and prolonged continuation of the disparity in deposit insurance premiums could lead to more widespread efforts to shift insured deposits from SAIF to BIF thus further destabilizing the SAIF.

Bad Debt Reserves. Provisions that would repeal the thrift bad debt provisions of the Internal Revenue Code have been included in the Small Business Jobs Protection Act of 1996 that passed the House of Representatives and the Senate on August 2, 1996. The bad debt provisions of this legislation also would require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's first taxable year starting after December 31, 1995 (or, if the thrift meets a loan origination test, beginning up to two years later). Bad debt reserves accumulated prior to 1988 would not have to be recaptured under this legislation. Enactment of this legislation will not have a material impact on the Bank's financial statements which already reflect a tax liability related to the bad debt reserves accumulated since 1987.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its Senior Secured Notes (the "Secured Notes"), and the payment of capital improvement costs. In the past, the Real Estate Trust had funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of additional Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the consolidated Financial Statements in this report.

Recent Liquidity Trends. In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At June 30, 1996, there were no borrowings. Availability under this facility at June 30, 1996, was $7.1 million and will vary from time to time depending upon the value of the collateral deposited by the Real Estate Trust.

In the first quarter of fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. At June 30, 1996, availability under this facility was entirely restricted pending the delivery of collateral by the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings LP"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings LP. The partnership agreement of Saul Holdings LP provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 1996, the Real Estate Trust received total cash distributions of $4.1 million.

The Real Estate Trust is currently selling Unsecured Notes principally to provide funds to pay outstanding Unsecured Notes as they mature. During the nine-month period ended June 30, 1996, the Real Estate Trust sold $5.6 million of new Unsecured Notes and paid $5.2 million of maturing notes. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust is effectively refinancing its outstanding Unsecured Notes with similar new unsecured debt. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

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

During the nine-month period ended June 30, 1996, the Bank made tax sharing payments totalling $20.0 million to the Real Estate Trust. In July 1996, the Bank made an additional tax sharing payment of $2.7 million. During the nine-month period ending June 30, 1996, the Bank paid the Real Estate Trust $4.0 million in dividends on its common stock. At its July 1996 board meeting, the Bank declared an additional dividend on its common stock, which will result in a dividend payment of $2.8 million to the Real Estate Trust when paid.

During the nine-month period ended June 30, 1996, the Real Estate Trust purchased 200,000 shares of common stock of Saul Centers, Inc. in the open market and purchased an additional 71,686 shares at a 3% discount through a dividend reinvestment plan. All these shares have been deposited with the Trustee for the Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 1996 for the balance of fiscal 1996 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
- -------------------------------------------------------------------
Fiscal     Mortgage   Notes Payable-  Notes Payable-
 Year       Notes        Secured        Unsecured      Total
- -------------------------------------------------------------------
1996 (1)  $  2,840      $    --        $   946        $  3,786
1997        17,995           --          5,716          23,711
1998         7,413           --          7,373          14,786
1999        17,076           --         15,388          32,464
2000        18,854           --          6,020          24,874
Thereafter 112,005       175,000         6,045         293,050
- -------------------------------------------------------------------
Total     $176,183      $175,000       $41,488        $392,671
===================================================================
(1)  July 1, 1996 - September 30, 1996

Of the $176.0 million of mortgage debt outstanding at June 30, 1996, $134.7 million was nonrecourse to Real Estate Trust.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

BANKING

LIQUIDITY. The Bank's average liquidity ratio for the month ended June 30, 1996 was 21.1%, compared to 22.7% for the month ended March 31, 1996. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first nine months of fiscal 1996.

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home improvement and other consumer loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $699.0 million of credit card receivables, $475.3 million of automobile loan receivables and $153.5 million of home loan receivables during the first nine months of fiscal 1996. Additionally, during the March 1996 quarter, the Bank securitized and sold $42.1 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. At June 30, 1996, the Bank was considering the securitization and sale of the following receivables: (i) approximately $650.0 million of credit card receivables, including $180.0 million of receivables outstanding at June 30, 1996 and $470.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending December 31, 1996; (ii) approximately $325.0 million of automobile loan receivables, including $50.0 million of receivables outstanding at June 30, 1996 and $275.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending December 31, 1996; and (iii) approximately $100.0 million of home equity credit line receivables, including $85.0 million of receivables outstanding at June 30, 1996 and $15.0 million of receivables which the Bank expects to become available through additional fundings or maturation of existing transactions during the six months ending December 31, 1996. To the extent these receivables were outstanding at June 30, 1996, such receivables are classified as held for securitization and sale in the Consolidated Balance Sheets. As part of its operating strategy, the Bank will continue to explore opportunities to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $4.9 billion of outstanding trust certificate balances at June 30, 1996, the primary recourse to the Bank was approximately $108.5 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At June 30, 1996, recourse to the Bank under these arrangements was approximately $4.3 million.

There were no material commitments for capital expenditures at June 30, 1996.

The Bank's liquidity requirements in fiscal 1996 and for years subsequent to fiscal 1996 will continue to be affected both by the asset size of the Bank, the growth of which will be con strained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
      THREE MONTHS ENDED JUNE 30, 1995

REAL ESTATE

The following table sets forth, for the three-month period ended June 30, 1996 (the "1996 quarter") and the three-month period ended June 30, 1995 (the "1995 quarter") direct operating results for the Real Estate Trust's (i) hotel properties and (ii) commercial properties (consisting of office and industrial properties).

                                                             Three Months Ended
                                                                   June 30
                                                            --------------------
                                                              1996         1995
                                                            -------      -------
(In  thousands)
HOTELS (1)
    Room sales                                              $11,378      $11,442
    Food sales                                                2,693        2,977
    Beverage sales                                              648          704
    Other                                                       821          861
                                                            -------      -------
        Total revenues                                       15,540       15,984
                                                            -------      -------
Direct operating expenses
    Payroll                                                   3,860        4,465
    Cost of sales                                             1,126        1,296
    Utilities                                                   625          712
    Repairs and maintenance                                     693          795
    Advertising and promotion                                   789          706
    Property taxes                                              360          349
    Insurance                                                   151          160
    Other                                                     1,687        1,689
                                                            -------      -------
        Total direct operating expenses                       9,291       10,172
                                                            -------      -------

Income after direct operating expenses                      $ 6,249      $ 5,812
                                                            =======      =======

COMMERCIAL PROPERTIES (2)
(OFFICE AND INDUSTRIAL PROPERTIES)

Revenue
    Base rent                                               $ 4,000      $ 4,376
    Expense recoveries                                           99          241
    Other                                                        65          102
                                                            -------      -------
        Total revenues                                        4,164        4,719
                                                            -------      -------
Direct operating expenses
    Utilities                                                   519          559
    Repairs and maintenance                                     526          447
    Real estate taxes                                           236          349
    Payroll                                                     144          138
    Insurance                                                    55           66
    Other                                                       235          216
                                                            -------      -------
         Total direct operating expenses                      1,715        1,775
                                                            -------      -------
Income after direct operating expenses                      $ 2,449      $ 2,944
                                                            =======      =======


 1) Includes the results of the acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.
 2) Includes the results of an office project until it was reclassified as a land parcel on December 31, 1995

The Real Estate Trust recorded a loss before depreciation and amortization of $2.0 million and an operating loss of $4.6 million in both the 1996 and 1995 quarters.

Income after direct operating expenses from hotel properties increased $437,000 (7.5%) in the 1996 quarter over the level achieved in the 1995 quarter. In the current period, room sales decreased $64,000 (0.6%), and food and beverage sales decreased $340,000 (9.2%). Expenses decreased in the current quarter from the prior year's level by $881,000 (8.7%). The decreases occurred primarily as a result of the sale of a property earlier in the year.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, decreased $495,000 (17.9%) in the 1996 quarter compared to such income in the 1995 quarter. This decrease reflected lower base rents due to a reduction in the leasing rate. Gross income in the 1996 quarter was $555,000 (12.3%) below its level in the 1995 quarter. Expenses decreased by $60,000 (3.4%).

Interest expense decreased $213,000 (2.1%) in the 1996 quarter, primarily because of the lower level of borrowings in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings decreased to $394.3 million for the 1996 quarter from $403.5 million for the 1995 quarter. This decrease in average borrowings was the result of mortgage loan amortization.

Depreciation increased $10,000 (0.4%) in the 1996 quarter as a result of new tenant improvements and capital replacements.

Amortization of debt expense increased $45,000 (41.3%) in the 1996 quarter, largely due to a recognition of costs in connection with the establishment of a new line of credit.

Advisory, management and leasing fees paid to related parties decreased $8,000 (0.4%)in 1996 quarter from their expense level in the 1995 quarter. The monthly advisory fee in the 1996 quarter was $306,000 compared to $292,000 in the 1995 quarter, which represented an aggregate increase of $43,000. Management fees were lower in the current quarter due to a decreased level of gross revenue from operating properties.

General and administrative expense decreased $190,000 (44.4%) in the 1996 quarter, principally as a result of higher legal costs incurred last year in litigation with a tenant.

BANKING

OVERVIEW. The Bank recorded operating income of $31.6 million for the three months ended June 30, 1996 (the "1996 quarter"), compared to operating income of $23.6 million for the three months ended June 30, 1995 (the "1995 quarter"). The increase in income for the 1996 quarter was primarily attributable to a $28.9 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees. In addition, the Bank's net interest income before provision for loan losses increased $8.0 million primarily as a result of a decline in the Bank's interest expense. These increases were partially offset by a $12.5 million increase in operating expenses and a $16.5 million increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $8.0 million (or 17.4%) in the 1996 quarter. The Bank would have recorded interest income of $1.9 million for the 1996 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.4 million was actually recorded on non-accrual assets and restructured loans for the 1996 quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                           Three Months Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                                           1996                                           1995
                                        ---------------------------------------------  --------------------------------------------
                                             Average                       Yield/           Average                      Yield/
                                             Balances        Interest       Rate            Balances        Interest      Rate
                                        ---------------- --------------- ------------  ---------------- -------------- ------------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)           $     2,935,309  $       82,679        11.27%  $     3,261,828  $      79,833         9.79%
    Mortgage-backed securities                  756,641          11,481         6.07           969,236         15,217         6.28
    Securities purchased under
        agreements to resell and
        federal funds sold                      230,889           3,066         5.31            52,403            792         6.05
    Trading securities                           16,396             281         6.86             3,842             76         7.91
    Investment securities                         5,532              74         5.35             4,403             49         4.45
    Other interest-earning assets               155,837           1,673         4.29           110,324          1,180         4.28
                                        ---------------- ---------------               ---------------- --------------

      Total                                   4,100,604          99,254         9.68         4,402,036         97,147         8.83
                                                         --------------- ------------                   -------------- ------------

  Noninterest-earning assets:
    Cash                                        169,883                                        132,938
    Real estate held for investment
        or sale                                 148,533                                        287,847
    Property and equipment,  net                202,515                                        157,291
    Cost in excess of net assets
        acquired, net                             3,028                                          4,680
    Other assets                                268,322                                        154,910
                                        ----------------                               ----------------
      Total assets                      $     4,892,885                                $     5,139,702
                                        ================                               ================

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                   $       950,959           5,683         2.39   $       875,599          5,902         2.70
      Savings deposits                          954,954           8,038         3.37           986,373          8,276         3.36
      Time deposits                           1,249,602          16,770         5.37         1,122,574         15,293         5.45
      Money market deposits                     993,476           9,438         3.80         1,034,252         10,183         3.94
                                        ---------------- ---------------               ---------------- --------------

      Total deposits                          4,148,991          39,929         3.85         4,018,798         39,654         3.95
    Borrowings                                  292,830           5,472         7.47           685,410         11,623         6.78
                                        ---------------- ---------------               ---------------- --------------

      Total                                   4,441,821          45,401         4.09         4,704,208         51,277         4.36
                                                         --------------- ------------                   -------------- ------------
  Noninterest-bearing items:
    Noninterest-bearing deposits                 80,336                                         78,517
    Other liabilities                            61,672                                         85,951
    Stockholders' equity                        309,056                                        271,026
                                        ----------------                               ----------------
      Total liabilities and
        stockholders' equity            $     4,892,885                                $     5,139,702
                                        ================                               ================

Net interest income                                       $      53,853                                  $     45,870
                                                         ===============                                ==============
Net interest spread (2)                                                         5.59%                                         4.47%
                                                                         ============                                  ============
Net yield on interest-earning assets (3)                                        5.25%                                         4.17%
                                                                         ============                                  ============
Interest-earning assets to
        interest-bearing liabilities                                           92.32%                                        93.58%
                                                                         ============                                  ============

- -----------------------------------------------------------------------------------------------------------------------------------
 (1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the
     Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
 (2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities. (3) Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(IN THOUSANDS)


                                                                             Three Months Ended June 30, 1996
                                                                                        Compared to
                                                                             Three Months Ended June 30, 1995
                                                                                    Increase (Decrease)
                                                                                   Due to Change in (1)
                                                           ----------------------------------------------------------------------
                                                                                                                     Total
                                                                  Volume                     Rate                    Change
                                                           --------------------     --------------------     --------------------
Interest income:
  Loans (2)                                                $           (37,329)     $            40,175      $             2,846
  Mortgage-backed securities                                            (3,242)                    (494)                  (3,736)
  Securities purchased under agreements
      to resell and federal funds sold                                   2,944                     (670)                   2,274
  Trading securities                                                       275                      (70)                     205
  Investment securities                                                     14                       11                       25
  Other interest-earning assets                                            490                        3                      493
                                                           --------------------     --------------------     --------------------
      Total interest income                                            (36,848)                  38,955                    2,107
                                                           --------------------     --------------------     --------------------


Interest expense:
  Deposit accounts                                                       4,666                   (4,391)                     275
  Borrowings                                                           (13,255)                   7,104                   (6,151)
                                                           --------------------     --------------------     --------------------
      Total interest expense                                            (8,589)                   2,713                   (5,876)
                                                           --------------------     --------------------     --------------------


Increase (decrease) in
  net interest income                                      $           (28,259)     $            36,242      $             7,983
                                                           ====================     ====================     ====================









- ----------------------------------------------------------------------------------------------------------------------------------
(1)The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)Includes loans held for sale and/or securitization.

Interest income in the 1996 quarter increased $2.1 million or (2.2%) from the level in the 1995 quarter primarily as a result of higher average yields earned by the Bank on its loan portfolio. Higher average balances of securities purchased under agreements to resell and federal funds sold also contributed to the increase in interest income. Lower average balances of loans receivable and mortgage-backed securities partially offset the effect on interest income of the higher average yields and higher average balances.

The Bank's net yield on interest-earning assets increased to 5.25% in the 1996 quarter from 4.17% in the 1995 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect the expiration of introductory rates on certain products and higher yields on credit card and automobile loans.

Interest income on loans, the largest category of interest-earning assets, increased by $2.8 million (or 3.6%) from the 1995 quarter primarily because of higher average yields.

The average yield on the loan portfolio in the 1996 quarter increased by 148 basis points (to 11.27% from 9.79%) from the average yield in the 1995 quarter which contributed to a $40.2 million increase in interest income earned on loans, shown in the table above. The higher yields were primarily due to increases in the average yield on credit card loans from 15.41% to 19.92% and on automobile loans from 6.78% to 11.63%. The increase in the average yield on credit card loans was primarily a result of the expiration of promotional introductory rates and the increase in the average yield on automobile loans was primarily due to higher yielding nonprime loans originated by one of the Bank's operating subsidiaries.

Lower average balances on the loan portfolio, which partially offset the effect of the higher average yields, contributed to a decline of $37.4 million in interest income earned on loans, shown in the table above. Average balances of credit card receivables, automobile loans, and home equity credit line loans decreased $237.4 million (or 20.6%), $117.1 million (or 33.8%) and $43.1 million (or 33.0%), respectively, from the 1995 quarter as a result of the increased securitization and sale activity by the Bank over the preceding twelve month period. Higher average balances of consumer loans other than automobile loans, principally home improvement loans, partially offset the lower average balances discussed above. An increase of $96.5 million (or 89.9%) in the average balances of other consumer loans, due largely to an increase in the origination volume of home improvement loans, resulted in an increase of $2.8 million (or 82.2%) in interest income from these assets.

Interest income on mortgage-backed securities decreased $3.7 million (or 24.6%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1996 quarter reflected the effects of scheduled principal paydowns and unscheduled principal prepayments which was partially offset by the purchase of $135.1 million of mortgage-backed securities in the 1996 quarter.

Other interest income increased $2.8 million (or 140.3%) in the 1996 quarter primarily as a result of higher average balances on securities purchased under agreements to resell and federal funds sold which increased $178.5 million (or 340.6%), and, to a lesser extent, higher average balances and higher average yields on other interest-earning assets.

Interest expense decreased $5.9 million (or 11.5%) for the 1996 quarter primarily because of a decrease of $392.6 million (or 57.3%) in the average balances of the Bank's borrowings. The decline in the average balances of borrowings resulted in a decrease of $6.2 million in interest expense for the 1996 quarter for such liabilities. The decrease in interest paid on borrowings is primarily due to a $4.5 million and a $1.3 million decrease in interest expense on securities sold under repurchase agreements and Federal Home Loan Bank advances, respectively, resulting from lower average balances of such borrowings. The positive effect of the lower average balances was partially offset by an increase in the average borrowing rate (to 7.47% from 6.78%).

The decrease in interest expense on borrowings was partially offset by a $0.3 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. A $4.7 million increase in interest expense on deposits, shown in the table above and primarily due to higher average balances of such deposits, was partially offset by a $4.4 million decrease in interest expense on deposits, shown in the table above, as a result of a decline in the average rates on deposits (to 3.85% from 3.95%).

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $30.1 million in the 1996 quarter from $13.6 million in the 1995 quarter. The $16.5 million increase was primarily attributable to increases of $9.7 million in the provision for losses on credit card loans, $1.0 million in the provision for losses on consumer loans and the establishment of a $6.0 million unallocated provision for losses on loans. These increases were partially offset by a $0.2 million decrease in the provision for losses on real estate loans. The higher provisions on credit card and consumer loans resulted from increased charge-offs of such loans over the prior quarter and an increase in the reserve percentages to reflect this recent trend. See "Financial Condition Asset Quality - Allowances for Losses."

OTHER INCOME. The increase in other (non-interest) income to $96.9 million in the 1996 quarter from $68.0 million in the 1995 quarter was primarily attributable to increases in credit card fees, loan and deposit servicing fees, gain on sales of loans and other income. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

Credit card fees, consisting primarily of membership fees, late charges, cash advance charges and overlimit fees increased to $7.9 million in the 1996 quarter from $2.5 million in the 1995 quarter. The $5.4 million (or 215.3%) increase was primarily attributable to the impact of recent changes in the fee structure for the Bank's credit card program.

An increase of $13.3 million in excess spread income and $5.1 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $19.8 million (or 34.1%) in loan and deposit servicing fees. Such excess spread income and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $1.6 million increase in mortgage loan servicing fee income resulting from the acquisition of servicing rights and retention of servicing rights related to loans sold as part of the Bank's mortgage banking operations.

Gain on sales of loans increased $7.4 million primarily as a result of a $2.7 million and a $9.5 million gain on the securitization and sale of $227.7 million of automobile loans and $153.5 million of home loans in the 1996 quarter, respectively, compared to a $4.0 million gain on the securitization and sale of $252.2 million of automobile loans in the 1995 quarter.

Other income increased $6.7 million primarily because of the establishment of a valuation allowance on an office building, which offset other income, during the 1995 quarter. A $6.2 million valuation allowance, previously established as an allowance against an REI property, was transferred with such property to property and equipment.

The $10.9 million increase in loss on real estate held for investment or sale was primarily attributable to a decrease of $5.5 million in the gain recorded on sales of the Bank's REO properties, an increase of $5.0 million in the provision for losses on such assets and a decrease of $0.4 million in the operating income generated by the REO properties. See "Financial Condition - Asset Quality - Allowance for Losses."

OPERATING EXPENSES. Operating expenses for the 1996 quarter increased $12.5 million (or 16.3%) from the level in the 1995 quarter, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, loan and marketing expenses. The $4.5 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $3.5 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods, and a $1.1 million valuation allowance against its mortgage servicing rights recorded during the 1996 quarter. The $2.8 million increase in marketing expenses was principally attributable to a $2.1 million increase in marketing expenses associated with the credit card portfolio as the Bank continues to focus on increased originations of such loans.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO
    NINE MONTHS ENDED JUNE 30, 1995

REAL ESTATE

The following table sets forth, for the nine-month period ended June 30, 1996 (the "1996 period") and the nine-month period ended June 30, 1995 (the "1995 period") direct operating results for the Real Estate Trust's (i) hotel properties), and (ii) commercial properties (consisting of office and industrial properties).

                                                             Nine Months Ended
                                                                   June 30
                                                            --------------------
                                                              1996         1995
                                                            -------      -------
(In  thousands)

HOTELS (1)
    Room sales                                              $28,499      $27,225
    Food sales                                                7,511        7,607
    Beverage sales                                            1,978        2,067
    Other                                                     2,190        2,285
                                                            -------      -------
        Total revenues                                       40,178       39,184
                                                            -------      -------
Direct operating expenses
    Payroll                                                  11,290       12,195
    Cost of sales                                             3,355        3,425
    Utilities                                                 2,050        2,307
    Repairs and maintenance                                   1,898        2,044
    Advertising and promotion                                 2,105        1,860
    Property taxes                                            1,034          997
    Insurance                                                   450          451
    Other                                                     4,551        4,301
                                                            -------      -------
        Total direct operating expenses                      26,733       27,580
                                                            -------      -------
Income after direct operating expenses                      $13,445      $11,604
                                                            =======      =======

COMMERCIAL PROPERTIES
(OFFICE AND INDUSTRIAL PROPERTIES)

Revenue
    Base rent                                               $12,020      $13,177
    Expense recoveries                                          539          696
    Other                                                       269          305
                                                            -------      -------
        Total revenues                                       12,828       14,178
                                                            -------      -------
Direct operating expenses
    Utilities                                                 1,588        1,740
    Repairs and maintenance                                   1,456        1,433
    Real estate taxes                                           945        1,034
    Payroll                                                     441          439
    Insurance                                                   179          197
    Other                                                       575          623
                                                            -------      -------
         Total direct operating expenses                      5,184        5,466
                                                            -------      -------
Income after direct operating expenses                      $ 7,644      $ 8,712
                                                            =======      =======

(1) Includes the results of the acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.
(2) Includes the results of an office project until it was reclassified as a land parcel on December 31, 1995

The Real Estate Trust recorded a loss before depreciation and amortization of $11.3 million and an operating loss of $19.0 million in the 1996 period compared to a loss before depreciation and amortization of $10.9 million and an operating loss of $18.4 million in the 1995 period. The increase in the operating loss was largely attributable to $1.7 million earned on the condemnation of a portion of a land parcel, which was recognized in the 1995 period.

Income after direct operating expenses from hotel properties increased $1,841,000 (15.9%) in the 1996 period over the level achieved in the 1995 period. In the current period, room sales increased $1,274,000 (4.7%), while food and beverage sales decreased $185,000 (1.9%). The increase in total revenue of $994,000 (2.5%), was nearly equalled by a reduction in expenses of $847.000 (3.1%). The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The decrease in expenses was largely due to the sale of a property.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, decreased $1,068,000 (13.0%) in the 1996 period compared to such income in the 1995 period. The decrease was caused by lower gross income of $1,350,000 (9.9%) due to a reduction in the leasing rate. Expenses for the current period were $282,000 (5.2%) below last year due to lower utility and real estate tax expenses.

Interest expense decreased $526,000 (1.7%) in the 1996 period, primarily because of the lower level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings decreased to $396.7 million for the 1996 period from $404.4 million for the prior period. This decrease in average borrowings occurred as a result of mortgage loan amortization.

Amortization of debt expense increased $133,000(38.4%) in the 1996 period. This increase reflected costs incurred for new lines of credit which were acquired after the 1995 period.

Depreciation increased $192,000(2.7%)in the 1996 period as a result of new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $45,000 (0.8%) in 1996 period from their expense level in the 1995 period. The monthly advisory fee was $301,000 for the period October 1995 through March 1996 and $306,000 for the period April 1996 through June 1996 as compared to $292,000 throughout the 1995 period, which represented an aggregate increase of $98,000. The management fees were lower in the current period as a result of lower gross income on which fees are based.

General and administrative expense decreased $1,029,000 (51.9%) in the 1996 period, principally as a result of higher legal costs incurred last year in litigation with a tenant.

BANKING

OVERVIEW. The Bank recorded operating income of $68.9 million for the nine months ended June 30, 1996 (the "1996 period"), compared to operating income of $42.0 million for the nine months ended June 30, 1995 (the "1995 period"). The increase in income for the 1996 period was primarily attributable to a $86.1 million increase in other (non-interest) income resulting primarily from an increase in loan and deposit servicing fees and a $14.1 million increase in net interest income before the provision for loan losses. These increases were partially offset by a $38.3 million increase in operating expenses and a $35.0 million increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $14.1 million (or 10.9%) in the 1996 period. The Bank would have recorded interest income of $6.1 million for the 1996 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans for the 1996 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                    Nine Months Ended June 30,
                                   -----------------------------------------------------------------------------------------------
                                                        1996                                             1995
                                   -----------------------------------------------  ----------------------------------------------
                                        Average                         Yield/           Average                         Yield/
                                        Balances          Interest       Rate            Balances          Interest       Rate
                                   ----------------   --------------  ------------  ----------------   --------------  -----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)      $     2,876,044    $     231,515         10.73%  $     2,992,374     $    216,734          9.66%
    Mortgage-backed securities             803,789           36,966          6.13         1,002,104           46,257          6.15
    Securities purchased under
        agreements to resell
        and federal funds sold             221,557            9,144          5.50            60,974            2,590          5.66
    Trading securities                      12,367              640          6.90             3,597              220          8.15
    Investment securities                    4,782              171          4.77             4,401              146          4.42
    Other interest-earning assets          166,874            5,637          4.50           123,730            4,293          4.63
                                   ----------------   --------------                ----------------   --------------

      Total                              4,085,413          284,073          9.27         4,187,180          270,240          8.61
                                                      --------------  ------------                     --------------  -----------

  Noninterest-earning assets:
    Cash                                   160,496                                          128,581
    Real estate held for investment
        or sale                            169,164                                          311,142
    Property and equipment,  net           191,559                                          150,130
    Cost in excess of net assets
        acquired,  net                       3,509                                            5,672
    Other assets                           240,349                                          146,436
                                   ----------------                                 ----------------
      Total assets                 $     4,850,490                                  $     4,929,141
                                   ================                                 ================

Liabilities and stockholders'
        equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits              $       914,928           17,781          2.59   $       874,404           17,756          2.71
      Savings deposits                     939,103           23,758          3.37         1,081,504           27,063          3.34
      Time deposits                      1,279,248           53,172          5.54           942,173           34,920          4.94
      Money market deposits                985,186           28,622          3.87         1,095,108           32,518          3.96
                                   ----------------   --------------                ----------------   --------------

      Total deposits                     4,118,465          123,333          3.99         3,993,189          112,257          3.75
                                           306,371           17,137          7.46           548,146           28,480          6.93
                                   ----------------   --------------                ----------------   --------------
      Total                              4,424,836          140,470          4.23         4,541,335          140,737          4.13
                                                      --------------  ------------                     --------------  -----------
  Noninterest-bearing items:
    Noninterest-bearing deposits            71,332                                           70,973
    Other liabilities                       55,699                                           60,620
    Stockholders' equity                   298,623                                          256,213
                                   ----------------                                 ----------------
      Total liabilities and
        stockholders' equity       $     4,850,490                                  $     4,929,141
                                   ================                                 ================

Net interest income                                    $    143,603                                     $    129,503
                                                      ==============                                   ==============
Net interest spread (2)                                                      5.04%                                            4.48%
                                                                      ============                                     ===========
Net yield on interest-earning
        assets (3)                                                           4.69%                                            4.12%
                                                                      ============                                     ===========
Interest-earning assets to
        interest-bearing
        liabilities                                                         92.33%                                           92.20%
                                                                      ============                                     ===========

- ----------------------------------------------------------------------------------------------------------------------------------
 (1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the
     Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
 (2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities. (3) Equals annualized net interest income divided by the average balances of total interest-earning assets.


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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(IN THOUSANDS)


                                                                     Nine Months Ended June 30, 1996
                                                                               Compared to
                                                                     Nine Months Ended June 30, 1995
                                                                           Increase (Decrease)
                                                                          Due to Change in (1)
                                                  ----------------------------------------------------------------------
                                                                                                            Total
                                                          Volume                    Rate                    Change
                                                  --------------------     --------------------      -------------------
Interest income:
  Loans (2)                                       $           (12,796)     $            27,577       $           14,781
  Mortgage-backed securities                                   (9,141)                    (150)                  (9,291)
  Securities purchased under agreements
      to resell and federal funds sold                          6,677                     (123)                   6,554
  Trading securities                                              480                      (60)                     420
  Investment securities                                            13                       12                       25
  Other interest-earning assets                                 1,542                     (198)                   1,344
                                                  --------------------     --------------------      -------------------
      Total interest income                                   (13,225)                  27,058                   13,833
                                                  --------------------     --------------------      -------------------


Interest expense:
  Deposit accounts                                              3,643                    7,433                   11,076
  Borrowings                                                  (14,619)                   3,276                  (11,343)
                                                  --------------------     --------------------      -------------------
      Total interest expense                                  (10,976)                  10,709                     (267)
                                                  --------------------     --------------------      -------------------


Increase (decrease) in
  net interest income                             $            (2,249)     $            16,349       $           14,100
                                                  ====================     ====================      ===================









- ---------------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1996 period increased $13.8 million (or 5.1%) from the level in the 1995 period primarily as a result of higher average yields earned by the Bank on its loan portfolio. Higher average balances of securities purchased under agreements to resell and federal funds sold also contributed to the increase in interest income. The effect on interest income of higher average yields and higher average balances was offset in part by lower average balances of loans receivable and mortgage-backed securities.

The Bank's net yield on interest-earning assets increased to 4.69% in the 1996 period from 4.12% in the 1995 period. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products to reflect the expiration of introductory rates on certain products (principally credit card loans) and higher yields on other consumer loans. The positive effect of the increase on the Bank's net yield was offset in part by increased interest rates on the Bank's interest-bearing liabilities.

Interest income on loans, the largest category of interest-earning assets, increased by $14.8 million (or 6.8%) from the 1995 period primarily because of higher average yields on the loan portfolio, which were partially offset by lower average balances. The average yield on the loan portfolio in the 1996 period increased by 107 basis points (to 10.73% from 9.66%) from the average yield in the 1995 period. The higher yields were primarily due to increases in the average yield on credit card loans from 14.81% to 18.23% and on automobile loans from 7.35% to 11.02%. The increase in the yield on credit card loans was primarily a result of the expiration of promotional introductory rates and was primarily responsible for a $23.3 million (or 21.2%) increase in interest income from credit card receivables. The increase in the yield on automobile loans was primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries. Higher average balances of consumer loans other than automobile loans, which increased $102.8 million (or 115.6%), also contributed to the increase in interest income on loans. The increased average balances of other consumer loans resulted primarily from the higher origination volume of home improvement loans during the 1996 period, and was largely responsible for a $9.4 million (or 113.3%) increase in interest income on other consumer loans. The effect on interest income of higher average yields and higher average balances of certain consumer loans was offset in part by a $139.3 million decrease in the average balances of automobile loan receivables due to the securitization and sale of such loans in the amount of $247.6 million and $227.7 million in the December 1995 quarter and the June 1996 quarter, respectively. Interest income on real estate loans decreased $2.3 million primarily as a result of a $55.3 million decrease in the average balances of such loans, which was partially offset by an increase in the average yield to 7.31% from 7.25%.

Interest income on mortgage-backed securities decreased $9.3 million (or 20.1%) primarily because of lower average balances. The reduced mortgage-backed securities balances in the 1996 period reflected the effects of scheduled principal paydowns and unscheduled principal prepayments. The negative effect of the lower average balances was compounded by a decrease in the average interest rates on these securities to 6.13% from 6.15%.

Other interest income increased $7.9 million (or 114.8%) in the 1996 period primarily as a result of higher average balances on securities purchased under agreements to resell and federal funds sold which increased by $160.6 million (or 263.4%) and, to a lesser extent, higher average balances on other interest-earning assets. Higher average yields on such interest-earning assets also contributed to the increased interest income for the current period.

Interest expense decreased $0.3 million for the 1996 period primarily because of a decrease of $241.8 million (or 44.1%) in the average balances of the Bank's borrowings, which resulted in an $11.3 million decrease in interest expense for the 1996 period for such liabilities. The decrease in interest expense on borrowings is primarily a result of an $8.2 million, a $1.7 million and a $1.3 million decrease in interest expense on securities sold under repurchase agreements, Federal Home Loan Bank ("FHLB") advances and bonds payable, respectively. The decrease in interest expense on securities sold under repurchase agreements was primarily a result of a $186.3 million decrease in the average balances of such liabilities as the Bank's deposit base has increased in recent periods. A $33.5 million decline in the average balances of FHLB advances contributed to the $1.7 million decrease in the interest expense on such liabilities. The decrease in interest expense on bonds payable was due to the assumption of bonds payable in April 1995 by the purchaser of two residential apartment buildings that were securing the bonds. The positive effect of such lower average balances was offset in part by an increase in the average borrowing rate (to 7.46% from 6.93%).

The decrease in interest expense on borrowings was partially offset by an $11.1 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased primarily as a result of an increase in average rates (to 3.99% from 3.75%), which reflected a shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $125.3 million.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $70.8 million in the 1996 period from $35.8 million in the 1995 period. The $35.0 million increase was primarily attributable to increases of $26.1 million in the provision for losses on credit card loans, $0.5 million in the provision for losses real estate loans, $2.4 million in the provision for losses on other consumer loans and the establishment of a $6.0 million unallocated provision for losses on loans. The higher provisions on credit card and other consumer loans resulted from increased origination volume and increased charge-offs of such loans over the prior period and increased reserve percentages to reflect this recent trend. See "Financial Condition - Asset Quality Allowances for Losses."

OTHER INCOME. The increase in other (non-interest) income to $252.5 million in the 1996 period from $166.4 million in the 1995 period was primarily attributable to increases in credit card fees, loan and deposit servicing fees, gain on sales of loans and other income. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

Credit card fees, consisting primarily of membership fees, late charges, cash advance charges and overlimit fees, increased to $18.7 million in the 1996 period from $9.2 million in the 1995 period. The $9.5 million (or 103.1%) increase was primarily attributable to the initial impact of recent changes in the fee structure for the Bank's credit card program.

An increase of $49.9 million in excess spread income and $17.6 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $75.9 million (or 52.3%) in loan and deposit servicing fees. Such excess spread income and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank. The increase in loan and deposit servicing fees also reflected a $3.6 million increase in mortgage loan servicing fee income as the Bank increased the size of its loan servicing portfolio.

Gain on sales of loans increased by $12.4 million primarily from gains of $7.3 million and $9.5 million on the securitization and sale of $475.3 million of automobile loan receivables and $153.5 million of home loan receivables, respectively, during the 1996 period.

Other income increased $8.6 million primarily because of the establishment of a valuation allowance on an office building which offset other income during the 1995 period. A $6.2 million valuation allowance, previously established as an allowance against an REI property, was transferred with such property to property and equipment.

The $21.9 million increase in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.5 million in the equity earnings in partnership income, a decrease of $10.9 million in the gain recorded on sales of the Bank's REO properties, a decrease of $2.4 million in the operating income generated by the REO properties, and an increase of $4.1 million in the provision for losses on such assets. See "Financial Condition - Asset Quality Allowance for Losses."

OPERATING EXPENSES. Operating expenses for the 1996 period increased $38.3 million (or 17.6%) from the level in the 1995 period, largely as a result of the continued expansion of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, loan, data processing and other operating expenses. The $14.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $9.4 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods, and a $1.8 million valuation allowance against mortgage servicing rights. The $5.6 million increase in data processing expense was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1996 period. The $4.8 million increase in other operating expenses resulted primarily from an increases in credit card fraud losses, telecommunications expenses and other expenses recorded during the current period. During the 1996 period, management changed its policy regarding the recognition of fraud losses, which had the effect of increasing such losses by $3.6 million.

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 B.F. SAUL REAL ESTATE INVESTMENT TRUST
                                 --------------------------------------
                                               (Registrant)



Date: August 13, 1996            Stephen R. Halpin, Jr.
      ---------------            --------------------------------------
                                 Stephen R. Halpin, Jr.
                                 Vice President & Chief Financial Officer



Date: August 13, 1996            Ross E. Heasley
      ---------------            --------------------------------------
                                 Ross E. Heasley
                                 Vice President & Principal Accounting Officer