Form 10-K405
period 1996-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1996-12-31
CIK 86902

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
DRAFT122396

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                ------------------
                                    FORM 10-K

__  (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1996

__ TRANSITION REPORT PURSUANT FOR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________
                          Commission File number 1-7184

                      B. F. SAUL REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           Maryland                                          52-6053341
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

    8401 Connecticut Avenue
    Chevy Chase, Maryland                                      20815
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (301) 986-6000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

            N/A                                         N/A
-----------------------------        -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                     N/A
--------------------------------------------------------------------------------
                              (Title of class)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                              ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendements to this Form 10-K. /x/

    There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 27, 1996.

    The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 27, 1996 was 4,826,910.

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                  TABLE OF CONTENTS


                                        PART I
                                                                           Page

ITEM 1.  BUSINESS

    General ...........................................................       1

         Real Estate ..................................................       1
         Banking


ITEM 2.  PROPERTIES ...................................................      52

    Real Estate .......................................................      52
    Banking ...........................................................      52

ITEM 3.  LEGAL PROCEEDINGS ............................................      56

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........      56

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS .................................      57

ITEM 6.  SELECTED FINANCIAL DATA ......................................      57

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............      59

    Financial Condition ...............................................      59
         Real Estate ..................................................      59
         Banking ......................................................      60

    Liquidity and Capital Resources ...................................      73
         Real Estate ..................................................      73
         Banking ......................................................      75
              Liquidity ...............................................      75
              Capital .................................................      78

    Results of Operations .............................................      82
         Fiscal 1996 Compared to Fiscal 1995 ..........................      84
              Real Estate .............................................      84
              Banking .................................................      85

         Fiscal 1995 Compared to Fiscal 1994 ..........................      92
              Real Estate .............................................      92
              Banking .................................................      93

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................     F-1

    Management's Statement on Responsibility ..........................      97

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE .........................      97

                                       PART III

ITEM 10. TRUSTEES AND EXECUTIVES OFFICERS OF THE TRUST ................      97

     Executive Officers of the Trust Who Are Not Directors ............      98
     Committees of the Board of Trustees ..............................      99

ITEM 11. EXECUTIVE COMPENSATION .......................................     100

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .......................................     102

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............     103

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K .....................................     105

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

    The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for 95% of the Trust's consolidated assets at September 30, 1996. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

    The Trust recorded a net loss of $78,000 in the fiscal year ended September 30, 1996, compared to net income of $10.9 million in the fiscal year ended September 30, 1995 and net income of $23.1 million in the fiscal year ended September 30, 1994.

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

    REAL ESTATE. The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office and industrial projects, and undeveloped land parcels.

    BANKING. Chevy Chase Bank is a federally chartered and federally insured stock savings bank which at September 30, 1996 was conducting business from 107 full service offices and 529 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Montgomery County, Maryland, both suburban communities of Washington, D.C. The Bank also maintains 22 mortgage loan production offices in the mid-Atlantic region, 21 of which are operated by a wholly-owned mortgage
banking subsidiary.   The Bank also maintains 18 consumer loan production
offices, 11 of which are owned by a wholly-owned finance subsidiary of the Bank. At September 30, 1996, the Bank had total assets of $ 5.7 billion and total deposits of $4.2 billion. Based on total consolidated assets at September 30, 1996, Chevy Chase is the largest bank headquartered in the Washington, D.C. metropolitan area.

    Chevy Chase is a consumer oriented, full service banking institution -principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans,and credit card and other types of consumer loans. The Bank is also developing on active commercial lending program. The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. As a complement to its basic deposit and lending activities, the Bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries.

    Chevy Chase recorded operating income of $46.1 million for the year ended September 30, 1996, compared to operating income of $55.7 million for the year ended September 30, 1995. At September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.21%, 5.21%, 5.80% and 10.14%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "adequately capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA").   See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital." Chevy Chase's fiscal 1996 earnings reflect a $26.5 million charge for the special assessment imposed by Congress to recapitalize the Savings Association Insurance Fund (the "SAIF"). See "Banking Regulation - Deposit Insurance Premiums." Excluding the one-time SAIF assessment, Chevy Chase would have reported operating income of $72.6 million for the year ended September 30, 1996, and its regulatory capital ratios would have exceeded those established for well-capitalized institutions under the prompt corrective action standards.

    On December 3, 1996, the Bank sold $100.0 million of 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"), the principal amount of which is includable in the Bank's supplementary capital. In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock), which is eligible for inclusion as core capital of the Bank in an amount up to 25% of the Bank's total core capital. If these transactions had occurred at September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have been 6.67%, 6.67%, 7.65% and 15.15%, respectively, which would have exceeded the ratios established for "well-capitalized" institutions.

    Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and, to lesser extent, by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposit accounts are fully insured up to $100,000 per insured depositor by the SAIF, which is administered by the FDIC.

                                  REAL ESTATE

REAL ESTATE INVESTMENTS

    The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1996.


                                                     HOTELS

                                                            Average Occupancy (2)         Average Room Rate
                                                           ------------------------    ------------------------
                                                           Year Ended September 30,    Year Ended September 30,
                                                Available  ------------------------    ------------------------
  Location                 Name                  Rooms(1)  1996      1995      1994    1996      1995      1994
------------   -------------------------------- ---------- ------------------------    ------------------------
  COLORADO
   Pueblo           Holiday Inn - Pueblo            193    75%       81%       79%    $54.84    $50.97    $48.75

  MARYLAND
Gaithersburg      Holiday Inn - Gaithersburg        303    61%       65%       57%    $68.93    $61.76    $60.12

  MICHIGAN
Auburn Hills    Holiday Inn - Auburn Hills (3)      190    75%       77%        --    $86.52    $75.17    $   --

  NEW YORK
 Rochester      Holiday Inn - Rochester Airport     280    68%       73%       64%    $66.51    $65.38    $64.24

    OHIO
 Cincinnati        Holiday Inn - Cincinnati         277    49%       52%       52%    $66.67    $62.37    $58.77

  VIRGINIA
 Arlington    Howard Johnsons  - National Airport   279    71%       66%       70%    $66.37    $66.08    $65.27
   McLean         Holiday Inn - Tysons Corner       316    73%       72%       74%    $78.98    $72.23    $64.41
  Sterling     Hampton Inn - Dulles Airport (4)     127    77%       75%       73%    $62.87    $58.06    $54.10
  Sterling        Holiday Inn - Dulles Airport      296    76%       71%       65%    $63.86    $59.53    $56.84
                                                  -----    ---       ---       ---    ------    ------    ------
Totals                                            2,261    68%       69%       66%    $68.79    $63.79    $59.85

--------------------------------------------------------------------------------
(1) Available rooms as of September 30, 1996. On October 30, 1996 the Real Estate Trust acquired a 115 - room Holiday Inn Express in Herndon, Virginia.
(2) Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)  Acquired November 30, 1994.
(4)  A Real Estate Trust subsidiary owns a 99% interest in this hotel.


                                         OFFICE AND INDUSTRIAL

                                                                                       Expiring Leases (1)
                                                                                       -------------------
                                                               Leasing Percentages         Year Ending
                                                Gross       -------------------------  -------------------
                                                                   September 30,          September 30,
                                               Leasable     -------------------------  -------------------
   Location                  Name              Area (1)      1996      1995      1994    1997      1998
---------------   --------------------------   --------     -------------------------  -------------------


    FLORIDA
Fort Lauderdale   Commerce Center - Phase II    60,959       92%       83%       72%    13,720    17,115

    GEORGIA
    Atlanta          900 Circle 75 Parkway     345,502       95%       94%      100%    34,283    92,602
    Atlanta          100 Circle 75 Parkway      89,412      100%      100%       96%    25,785    21,976
    Atlanta         1100 Circle 75 Parkway     268,779      100%      100%       98%    44,644    48,898

   LOUISIANA
   Metairie             Metairie Tower          91,372       99%       98%       92%    33,356    29,790

   VIRGINIA
   Chantilly           Dulles South (2)         38,502      100%       74%       63%    16,378     4,293
    McLean           8201 Greensboro Drive     353,742       85%       59%       98%    14,048    39,646
   Sterling            Dulles North (3)         59,886       81%      100%       87%    31,306    16,943
                                             ---------      ----      ----      ----   -------   -------
                          Totals             1,308,154       93%       85%       95%   213,520   271,263


--------------------------------------------------------------------------------
(1)  Square feet
(2)  A Real Estate Trust subsidiary owns a 50% interest in this office building
(3)  A Real Estate Trust subsidiary owns a 99% interest in this office building


                                         LAND PARCELS

    Location                     Name                    Acres                Zoning
----------------    --------------------------------    --------    -----------------------------

    FLORIDA
  Boca Raton          Arvida Park of Commerce (1)             20            Mixed Use
Fort Lauderdale             Commerce Center                   14        Office & Warehouse

    GEORGIA
    Atlanta                  Circle 75 (2)                   133        Office & Industrial

    KANSAS
 Overland Park               Overland Park                   162    Residential, Office & Retail

   MARYLAND
 Gaithersburg            Avenel Business Park                  8            Commercial
  Rockville                 Flagship Centre                    8            Commercial

   NEW YORK
  Rochester         Holiday Inn - Rochester Airport            3            Commercial

   VIRGINIA
Loudoun County                Church Road                     40        Office & Industrial
Loudoun County           Sterling Boulevard (3)               48            Industrial
                                                             ---
                                 Total                       436


------------------------------------------------------------------------------
(1) A Real Estate Trust subsidiary owns a 50% interest in 11 acres of this parcel.
(2)  Includes land parcel formerly identified as Perimeter Way.
(3)  A Real Estate Trust subsidiary owns a 99% interest in this parcel.

                            OTHER REAL ESTATE INVESTMENTS

                      Location                         Name
                   ---------------         ------------------------------
                             PURCHASE - LEASEBACK PROPERTIES (1)

                                      APARTMENTS
                                                                Number
                                                               of Units
                                                               --------
     LOUISIANA
      Metairie                       Chateau Dijon                336


     TENNESSEE
     Knoxville                       Country Club                 232
                                                                  ---
                                        Total                     568


                                   SHOPPING CENTERS


                                                                     Gross
                                                                    Leasable
                                                                    Area (2)
                                                                    --------

      GEORGIA
      Atlanta                         Old National                  160,000
  Warner Robbins                      Houston Mall                  264,000

     WYOMING
      Casper                         Beverly Plaza                  150,000
                                                                    -------
                                        Total                       574,000

                                   APARTMENT PROJECT
                                                                      Number
                                                                    of Units
      TEXAS                                                         --------
      Dallas                          San Simeon                        124

                            MISCELLANEOUS PROPERTY (RETAIL)

                                                                      Gross
                                                                     Leasable
                                                                     Area (2)
                                                                     --------
     MARYLAND
     Oxon Hill                       Wheeler Road                     24,000

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

    At September 30, 1996, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 30 community and neighborhood shopping centers (including the 22 shopping centers transferred by the Real Estate Trust) located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia and one research park located in a Maryland suburb of Washington, D.C.(collectively, the "Portfolio Properties).

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

RELATIONSHIPS WITH THE B. F. SAUL COMPANY

    The Real Estate Trust has significant relationships with B. F. Saul Company (the "Saul Company") and two of the Saul Company's wholly owned subsidiaries, B.
F. Saul Advisory Company (the "Advisor") and Franklin Property Company ("Franklin"). The Saul Company, founded in 1892, specializes in real estate investment services, including acquisitions, financing, management and leasing, and insurance. B. Francis Saul II, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, is Chairman of thr Board and President of the Saul Company and the Advisor.

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

HOLDING COMPANY REGULATION

    The Trust and the Saul Company, by virtue of their direct and indirect control of the Bank, and Chevy Chase Property Company ("CCPC") and CCPC's wholly-owned subsidiary, Westminster Investing Corporation ("Westminster"), by virture of Westminster's direct and indirect ownership of 24.9% of the common stock of the Trust (collectively the "Holding Companies"), are "savings and loan holding companies" subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Further, transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank , as those that would be available to non-affiliates.

    The Holding Companies must obtain the prior approval of the OTS before acquiring by merger, consolidation or purchase of assets any federally insured savings institution or any savings and loan holding company. As unitary savings and loan holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage, provided the Bank continues to meet the qualified thrift lender test. See "Banking - Regulation -Qualified Thrift Lender ("QTL") Test." If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the Bank, the Holding Companies would become "multiple" savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The
Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

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

FEDERAL TAXATION

    The Trust terminated its status as a real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. The Trust's real estate operations have generated sizable depreciation, interest and other deductions in excess of its total income and, as a result, the Trust has had substantial net operating loss carryovers for federal income tax purposes ("NOLs"). The Trust and its subsidiaries join in the filing of a consolidated federal income tax return using the accrual method of accounting on the basis of a fiscal year ending September 30.

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

    The Internal Revenue Service ("IRS") is currently conducting audits of the federal income tax returns of the Trust for the taxable years ended September 30, 1992 and September 30, 1993.

    BAD DEBT RESERVE. Savings institutions that satisfy certain requirements (so-called "qualifying institutions" as defined by the Internal Revenue Code) are permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To qualify for this treatment, at least 60% of a savings institution's assets must be "qualifying assets," including cash, certain U.S. and state government securities, obligations of certain deposit insurance corporations, loans secured by interests in residential real property and loans made for the improvement of residential real property.

    The Bank has calculated the bad debt deduction for tax purposes under the experience method since calendar year 1988. The experience method is based on the institution's actual loan loss experience over a prescribed period. If the Bank were not treated as a qualifying institution for any taxable year, it would be required to recapture its bad debt reserve (for 1996, approximately $114.8 million) into taxable income. In addition, the Bank would be allowed to deduct only those bad debts that actually were sustained during the taxable year. If the Bank were no longer permitted to use the reserve method, the change would not have a significant adverse effect on the Bank's reported earnings under generally accepted accounting principles.

    Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and are effective for tax years beginning after December 31, 1995. As a result, the Bank will no longer be able to used the "reserve method" for computing its bad debt deduction and will be allowed to deduct only those bad debts actually incurred during the taxable year. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 (or, if the thrift meets a loan origination test, beginning up to two years later). Bad debt reserves accumulated prior to 1988 do not have to be recaptured under this legislation. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the Bank's financial statements as of September 30, 1996.

    CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. In recent years, the operations of the Trust have generated significant NOL's. The Bank's taxable income in the current year was sufficient to fully utilize all NOL carryforwards and the current year tax loss of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"), Chevy Chase is obligated to make payments to the Trust based on its taxable income, as explained more fully below. Under the terms of the Bank's board resolution, the Bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval.

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

    The Bank made a tax sharing payment of $20.6 million in fiscal 1990, tax sharing payments totaling $29.6 million in fiscal 1991 and a tax sharing payment of $5.0 million in fiscal 1993. OTS approval of the $5.0 million payment made in 1993 was conditioned on a pledge by the Trust of certain Trust assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge, the OTS approved, and the Bank made during fiscal 1994, 1995 and 1996, additional tax sharing payments of $9.6, $20.5 and $25.0 million, respectively, to the Trust. It is expected that the Bank will have taxable income in future years and additional operating losses will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group).

    In general, if the Bank has net operating losses or unused tax credits in any taxable year, under the Tax Sharing Agreement the Trust is obligated to reimburse the Bank in an amount generally equal to (i) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (ii) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group (but not in excess of the net amount paid by the Bank to the Trust pursuant to the Tax Sharing Agreement). There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the Bank to the Trust which, as described above under "Regulation - Holding Company Regulation," is prohibited under current law. The Tax Sharing Agreement itself does not provide for any remedies upon a breach by any party of its obligations under the Agreement.

STATE TAXATION

    Maryland law does not allow the filing of consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the Bank, subject to Maryland income tax are required to file separately in Maryland. The Trust and its subsidiaries are also subject to income taxes in other states, some of which
allow or require combined or consolidated filing.    The Commonwealth of
Virginia is currently conducting audits of the consolidated state income tax returns of the Trust for the taxable years ended September 30, 1991, September 30, 1992 and September 30, 1993.

                                     BANKING

REGULATION

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the Bank obtains advances from the FHLB. At September 30, 1996, the Bank had outstanding $269.1 million of advances from the FHLB of Atlanta. See Note 18 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

    As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of: (i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home-purchase contracts and similar obligations); (ii) 0.3% of total assets;
(iii) $500; or (iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $31.9 million in FHLB stock at September 30, 1996. The Bank earned dividends of $2.3 million during each of the years ended September 30, 1996 and 1995.

    LIQUIDITY REQUIREMENTS. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds and specified U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding month's average balances), plus borrowings (or portions thereof) payable in one year or less. This liquidity requirement is currently 5.0%. Federal regulations also require that each institution maintain an average daily balance of short-term liquid assets equal to at least 1.0% of its average daily balance of deposits, plus borrowings payable in one year or less. If an institution's liquid assets or short-term liquid assets at any time do not at least equal (on an average daily basis for the month) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1996, the Bank was in compliance with both requirements, with a liquid assets ratio of 13.1% and a short-term liquid assets ratio of 8.8%.

     DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the Bank is required to pay premiums to SAIF for insurance of its accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits that range based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

    Although the FDIC insures commercial banks as well as thrifts, the insurance reserve funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund ("BIF") and the SAIF, respectively. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25%
of insured deposits.   The BIF reserve reached the mandated 1.25% of insured
deposits during fiscal 1995. Legislation was enacted on September 30, 1996 that, among other things, imposed on thrift institutions a one-time assessment of 65.7 cents for every $100 of SAIF-insured deposits to recapitalize the SAIF to the 1.25% level. Pursuant to this legislation, effective January 1, 1997, the FDIC has lowered the risk-based schedule for SAIF assessment rates so that the rates for SAIF members are identical to the rates for BIF members. In addition, commercial banks will be required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to rescue the savings and loan industry in the 1980s. For the first semi-annual period of 1997, annualized FICO assessments to be added to deposit insurance premiums will equal 6.48 basis points for SAIF members and
1.3 basis points for BIF members. This differential is expected to remain in effect through December 31, 1999, after which BIF and SAIF members will pay identical FICO assessments, which are expected to be approximately 2.4 basis points. Thus, the Bank and other institutions with SAIF-assessable deposits will continue to pay somewhat higher deposit insurance premiums than institutions with BIF-assessable deposits, which could lead to a competitive disadvantage in the pricing of loans and deposits and additional operating expenses. In addition, regulators have recently begun approving applications by several thrift organizations to establish or acquire BIF-insured affiliates and prolonged continuation of the disparity in deposit insurance premiums could lead to more widespread efforts to shift insured deposits from SAIF to BIF, thus further destabilizing the SAIF. However, the new legislation contains provisions designed to prohibit deposit transfers from SAIF to BIF under certain circumstances.

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

    REGULATORY CAPITAL. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the Bank, are subject to a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1996, the Bank's tangible, core and total risk-based regulatory capital ratios were 5.21%, 5.21% and 10.14%, respectively, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00%, respectively, in effect at that date.

    Under FIRREA's minimum leverage ratio, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 3.0%. However, under the OTS "prompt corrective action" regulations, an institution that is not in the highest supervisory category must maintain a minimum leverage ratio of 4.0% to be considered an "adequately capitalized" institution. See "Prompt Corrective Action." "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets, except that purchased mortgage servicing rights and originated mortgage servicing rights (collectively "MSRs") and purchased credit card relationships
("PCCRs") may be included up to an aggregate amount of 50% of core capital. PCCRs are also subject to a sublimit of 25% of core capital. For these purposes, MSRs and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1996, the Bank had qualifying MSRs of $32.1 million, which constituted 10.8% of core capital at that date, and had no PCCRs.

    Deductions from capital apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. All such deductions were fully phased-in as of July 1, 1996.

    The tangible capital requirement adopted by the OTS requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of tangible assets, which is the minimum ratio required by FIRREA. "Tangible capital" is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying MSRs valued at the amount includable in core capital.

    The risk-based capital requirements issued by the OTS provide that the capital ratio applicable to an asset is adjusted to reflect the degree of credit risk associated with that asset and that the asset base for computing a savings institution's capital requirement includes off-balance-sheet assets. Capital must be maintained against assets sold with recourse despite the fact that the assets are treated as having been sold under GAAP.
However, the amount of capital required need not exceed the amount of recourse retained.

    There are currently four categories of risk-weightings: 0% for cash and similar assets, 20% for qualifying mortgage-backed securities, 50% for qualifying residential permanent real estate loans and 100% for other assets, including credit card loans, commercial real estate loans and loans more than 90 days past due and for real estate acquired in settlement of loans.
Savings institutions generally are required to maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

    A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1996, the Bank had $88.0 million in allowances for loan and lease losses, of which $64.2 million was includable as supplementary capital.

    Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. At September 30, 1996, the Bank had a $10.0 million capital note outstanding which was treated in accordance with the rules in effect at November 7, 1989, the date of issuance of the new regulation, none of which was included in supplementary capital and an additional $150.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. See "Deposits and Other Sources of Funds - Borrowings."

    FDICIA required OTS and the other regulators to revise their risk-based capital standards to take into account interest-rate risk, concentration of credit risk and the risks of non-traditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk measures to complement measures already established for credit risk. An institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates would be required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. In August 1995, the OTS indefinitely delayed implementation of its interest-rate risk regulation pending the testing of an OTS appeals process. At September 30, 1996, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the capital regulations been in effect.

    The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to an individual minimum capital requirement.

    OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1996, investments in non-includable subsidiaries were fully deducted from all three FIRREA capital requirements. All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1996, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $3.8 million, of which $3.6 million constituted a deduction from tangible capital.

    OTS capital regulations also require the 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The Bank's only equity investments at September 30, 1996 were certain properties classified as real estate held for sale which the Bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1996, the book value of these properties after subsequent valuation allowances, was $20.7 million, of which $19.7 million was required to be deducted from total capital. The Bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1996. The Bank has $1.2 million of general valuation allowances maintained against its non-includable subsidiaries and equity investments which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required.

    OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In November 1996, the Bank received from the OTS extensions through November 12, 1997 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal 1990, 1991 and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Regulatory Action and Requirements."

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

    At September 30, 1996, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 5.21%, 5.80% and 10.14%, respectively, which exceeded the minimum ratios established for "adequately-capitalized" institutions. If the sales of the 1996 Debentures and the REIT Preferred Stock had occurred at September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have been 6.67%, 6.67%, 7.65% and 15.15%, respectively, which would have exceeded the ratios established for "well capitalized" institutions.

    REGULATORY AGREEMENT. On March 29, 1996, the OTS released the Bank from its September 30, 1991 written agreement with the OTS, as amended in October 1993, and from regulatory restrictions on asset growth. In connection with the termination of the written agreement and at the request of the OTS, the Board of Directors of the Bank adopted a resolution which addressed certain issues previously addressed by the written agreement. Among other things, the resolution permits the Bank: (i) to make tax sharing payments without OTS approval to the B.F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock, of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

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

    At September 30, 1996, the Bank had 83.4% of its portfolio assets invested in qualified thrift investments. Additionally, the Bank met the QTL test in each of the previous 12 months.

    Legislation was enacted on September 30, 1996 that, among other things, significantly liberalizes the current QTL test by, among other things, permitting inclusion of credit card and educational loans as qualified thrift investments without limits (previously, such loans could be included only up to 10% of the institution's assets). As a result of this provision, the Bank's entire credit card portfolio is now eligible for inclusion as a qualified thrift investment, thus substantially reducing the QTL test's impact as a constraint on the Bank's business strategies.

    A thrift's "qualified thrift investments" consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities FHLB and Federal National Mortgage Association stock and, beginning September 30, 1996, credit card and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs (low or moderate income areas where credit demand exceeds supply). Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

    An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to be a QTL, it (i) may not make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank, (ii) may not establish any new branch office at any location at which a national bank could not establish a branch office, (iii) may not obtain new advances from the applicable FHLB and (iv) may not pay dividends beyond the amounts permissible if it were a national bank. One year following an institution's failure to meet the test, the institution's holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to remain a QTL, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank, and must repay any outstanding FHLB advances as promptly as possible consistent with the safe and sound operation of the institution. Failure to meet the QTL test also could limit the Bank's ability to establish and maintain branches outside of its home state of Virginia.

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

    DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Under OTS regulations, the ability of thrift institutions such as the Bank to make "capital distributions" (defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution) varies depending primarily on the institution's earnings and regulatory capital levels. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the Bank's outstanding subordinated debentures.

    Institutions are divided into three tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their "fully phased-in" capital requirements and which have not been notified by the OTS that they are "in need of more than normal supervision." Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (i) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital (i.e., the excess of capital over the fully phased-in requirements) at the beginning of the calendar year in which the distribution is made or (ii) 75% of net income for the most recent four quarters. Tier 1 institutions that make capital distributions under the foregoing rules must continue to meet the applicable capital requirements on a pro forma basis after giving effect to such distributions. Tier 1 institutions may seek OTS approval to pay dividends beyond these amounts.

    Tier 2 institutions are defined as institutions that are in compliance with their current, but not their fully phased-in capital requirements, and depending on their specific capital levels, are authorized to make capital distributions without regulatory approval in amounts not to exceed 75% of net income for the most recent four quarters. However, all deductions from capital requirements have been fully phased-in as of July 1, 1996, resulting in all institutions being classified on the basis of their capital levels as either Tier 1 or Tier 3 institutions since that date.

    Tier 3 institutions have capital levels below their current required minimum levels and may not make any capital distributions without the prior written approval of the OTS.

    At September 30, 1996, the Bank had sufficient levels of capital to be a Tier 1 institution for purposes of the capital distribution regulation. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution.

    In December 1994, the OTS proposed to amend its capital distribution regulation to simplify it and to conform it to the system of "prompt corrective action" established by FDICIA. The proposal would replace the current "tiered" approach with one that, in accordance with the OTS's "prompt corrective action" rule, would allow associations to make only those capital distributions that would not cause capital to drop below the level required to remain adequately capitalized. Those associations that are held by a savings and loan holding company, such as the Bank, or that receive a composite supervisory rating lower than "2" would continue to be required to notify the OTS prior to making any capital distributions. Those associations that are undercapitalized or that would be undercapitalized following a capital distribution, or that are not undercapitalized but are in "troubled condition" (defined generally to include institutions subject to a formal written agreement relating to safety and soundness), could make a capital distribution only upon application to and approval by the OTS. The proposal would delete from the OTS regulations the current numerical restrictions on the amount of permissible capital distributions, but the OTS has indicated that it would continue to use them as general guidelines.

    The OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. The OTS has approved the payment of dividends on the Bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the "13% Preferred Stock"), provided that (i) immediately after giving effect to the dividend payment, the Bank's core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively; (ii) dividends are earned and payable in accordance with the OTS capital distribution regulation; and (iii) the Bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

     Although the Bank believes that dividends paid on the REIT Preferred Stock issued by Chevy Chase Preferred Capital Corporation (the "REIT Subsidiary") should not be considered "capital distributions" for this purpose, there can be no assurances that the OTS would agree with this position. Without addressing the issue of whether dividends on the REIT Preferred Stock are "capital distributions" subject to the regulations, the OTS has indicated that it would not object to the REIT Subsidiary's payment of quarterly dividends on the REIT Preferred Stock in an amount up to the amount of the REIT Subsidiary's net income for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Regulatory Action and Requirements." The REIT Subsidiary currently expects that its net income will be in excess of amounts needed to pay dividends on the REIT Preferred Stock. However, dividends paid on the REIT Preferred Stock in excess of the REIT Subsidiary's net income could be treated as "capital distributions" by the OTS, in which case the REIT Subsidiary's payment of such dividends would be subject to restrictions under the OTS capital distribution regulations. Moreover, if dividends on the REIT Preferred Stock were treated as "capital distributions," they would be included, together with dividends paid on the 13% Preferred Stock and the common stock of the Bank, in calculating the amount of "capital distributions" that could be paid by the Bank without obtaining OTS approval. The Bank currently intends to seek clarification of these issues from the OTS.

    In May 1988, in connection with the merger of a Virginia thrift into the Bank, the B.F. Saul Company (the "Saul Company") and the Trust entered into a capital maintenance agreement in which they agreed not to cause the Bank without prior written approval of its federal regulator to pay "dividends" in any fiscal year in excess of 50% of the Bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year. However, under both the current and the proposed OTS capital distribution rule, with the approval of the OTS, the Bank could substitute the requirements of the OTS capital distribution rule for any more stringent requirements imposed on it by a previous written agreement.

    The Bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the Bank's
9 1/4% Subordinated Debentures
due 2005 was issued in 1993 (the "1993 Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million,
(ii) 66 2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993, and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the Bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the Chevy Chase Bank, F.S.B. 10 3/8% Noncumulative Preferred Stock, Series B (the "Series B Preferred Stock"), if issued in exchange for the outstanding REIT Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital - Regulatory Action and Requirements".

    In connection with the termination of the written agreement and at the request of the OTS, the Board of Directors of the Bank adopted a resolution which permits the Bank to declare dividends on its common stock in any quarterly period up to the lesser of (i) 50% of its after tax net income for the immediately preceding quarter or (ii) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period.

    The payment of any dividends on the Bank's common stock and preferred stock will be determined by the Board of Directors based on the Bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant by the Board of Directors, including applicable government regulations and policies. See "- Deposits and Other Sources of Funds - Borrowings." After consideration of these factors, on December 18, 1996, the Board of Directors declared a $300 per share dividend on the Bank's common stock. The dividend meets the requirements of the OTS' capital distribution rules; however, the Board's prior resolution would effectively preclude payment of any dividends for the quarter based on the Bank's financial results for the September 1996 quarter. The Bank has asked the OTS for confirmation that it would not object to the payment of the dividend.

   LENDING LIMITS. With certain exceptions, the Bank is prohibited from lending to one borrower (including certain related entities of the borrower) amounts in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's loans-to-one-borrower limit was approximately $80.7 million at September 30, 1996, and no group relationships exceeded this limit at that date.

    SAFETY AND SOUNDNESS STANDARDS. FDICIA requires the federal financial institution regulators to devise standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards cover internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. An institution that fails to meet a standard that is imposed through regulation may be required to submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

    In August 1996, the OTS and the federal bank regulators jointly issued final safety and soundness standards for asset quality and earnings effective October 1, 1996. The asset quality standards require that an insured depository institution establish and maintain a system to identify problem assets and prevent deterioration in those assets. The earnings standards require that an insured depository institution establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Based on its review, management does not believe that these new requirements, will have a material adverse effect on the Bank's operations.

    REGULATORY ASSESSMENTS. Pursuant to authority under FIRREA, the OTS has adopted the following fees to fund its operations: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees, and (v) publication fees. Of these fees, the semi-annual asset-based assessments (which for the Bank totaled $361,000 for the six-month period ending December 31, 1996) are the most significant.

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

    Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they (i) meet their regulatory capital requirements; (ii) either have a satisfactory record under the OTS's regulations implementing the Community Reinvestment Act ("CRA") or have committed to improve their investment-related practices and performance to the satisfaction of the OTS; (iii) meet the domestic building and loan test of section 7701(a)(19) of the Internal
Revenue Code, or the asset composition test of subparagraph (C) of that section or, effective September 30, 1996, the QTL test; and (iv) meet the domestic building and loan test, the asset composition test or, effective September 30, 1996, the QTL test, with respect to each state outside of its home state where the association has established branches.

    Under legislation adopted in 1993, amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority: (i) administrative expenses of the receiver, (ii) any deposit liability of the institution, (iii) any other general or senior liability of the institution (which is not an obligation described in clause (iv) or (v)), (iv) any obligation subordinated to depositors or general creditors (which is not an obligation described in clause (v)), and (v) any obligation to stockholders arising as a result of their status as stockholders.

PENDING LEGISLATION

    THRIFT CHARTER LEGISLATION. During the past year, Congress has been considering legislation in various forms that would require federal thrifts, like the Bank, to convert their charters to national or state bank charters. Recent legislation requires the merger of the BIF and the SAIF into a single Deposit Insurance Fund on January 1, 1999, but only if the thrift charter is eliminated by that date. The Treasury Department is required to submit a comprehensive study on thrift charter issues by March 31, 1997. In the absence of appropriate "grandfather" provisions, such legislation could have a material adverse effect on the Bank and the Trust because, among other things, the Trust engages in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and thrifts differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation will eventually be enacted and there can be no assurances that any such legislation that is enacted will contain adequate grandfather rights for the Bank and the Trust.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board (the "FRB") requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts. Prior to December 17, 1996, the first $4.3 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $47.7 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $52.0 million were subject to a 10.0% reserve requirement. Effective December 17, 1996, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.3 million to $4.4 million and decreased the "low reserve tranche" from $47.7 million to $44.9 million. The Bank met its reserve requirements for each period during the year ended September 30, 1996. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

    Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

COMMUNITY REINVESTMENT ACT

    Under the CRA and the OTS's implementing regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In connection with its examination of a savings association, the OTS is required to assess the institution's record in satisfying the intent of the CRA. In addition, the OTS is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

    The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community.

    Recent amendments to the CRA regulations are designed to focus the CRA examination process on an institution's actual performance in meeting the credit needs of low- and moderate-income neighborhoods rather than on its CRA compliance procedures. Specifically, institutions like the Bank, with more than $250 million in assets, will be evaluated on the basis of their lending and investment in, and provision of services, to low- and moderate-income areas unless they request designation and receive approval as wholesale or limited purpose institutions or have been approved for evaluation under a strategic plan. The Bank does not contemplate employing any of these options. Additionally, large retail banks are required to collect and will be required to report additional data concerning small business loans. Data collection was effective January 1, 1996, and reporting requirements will become effective on January 1, 1997. The Bank is not required to be evaluated under the new examination procedures until July 1, 1997.

OTHER ASPECTS OF FEDERAL LAW

    The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity. The Economic Development Regulatory Paperwork Reduction Act of 1996, which was signed into law on September 30, 1996, contains several provisions designed to reduce regulatory burdens associated with compliance with various consumer and other laws applicable to the Bank, including for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending and Real Estate Settlement Procedures Acts, modify certain insider lending restrictions, permit OTS to allow exemptions to anti-tying prohibitions and exempt certain transactions and simplify certain disclosures under the Truth-in-

Lending Act.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued in March 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It addresses how impairment losses should be measured and when such losses should be recognized. Under SFAS 121, long-lived assets and certain identifiable intangibles to be held and used shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should generally be reported at the lower of carrying amount or fair value less the cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not anticipated to have a material impact on the Bank's financial condition or the results of operations. See
Note 1 to the Consolidated Financial Statements in this report.

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, upon the transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 supersedes SFAS No. 76, "Extinguishment of Debt," and SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." It amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to clarify that a debt security may not be classified as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. SFAS 125 amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of the adoption of SFAS 125 on the Bank's financial statements has not yet been determined.

MARKET AREA

    The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.8% in September 1996, compared to the national rate of 5.0%.

    Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and, to a lesser extent, Fairfax County in Virginia. Approximately 26.1% of the Bank's deposits at September 30, 1996 were obtained from depositors residing outside of Maryland, primarily in Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery County at June 30, 1995, according to the
most recently published industry statistics.   The per capita income of each
of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in Montgomery and Fairfax Counties in September 1996 (2.7% and 2.8%, respectively) was below the national rate (5.0%) and state rates (4.9% for Maryland and 4.2% for Virginia) for the same month.

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

    During fiscal 1995, the Bank transferred at fair value all of its investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity and, as a result, all such securities are classified as held-to-maturity at September 30, 1996. Net unrealized holding losses, net of the related income tax effect, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities.

    The OTS guidelines require that investments in securities be accounted for in accordance with generally accepted accounting principles ("GAAP"), summarize the applicable accounting principles and provide guidance regarding the application of GAAP in determining whether securities are properly classified as held-to-maturity, available-for-sale or trading.

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. At September 30, 1996, the Bank's loan portfolio totaled $3.4 billion, which represented 59.4% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities.) Loans collateralized by single-family residences constituted 48.3% of the loan portfolio at that date.

    The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.

                             LOAN PORTFOLIO
                         (DOLLARS IN THOUSANDS)


                                                                          SEPTEMBER 30,
                        ----------------------------------------------------------------------------------------------------------
                                 1996                   1995                 1994                  1993                1992
                        ---------------------    ------------------    ------------------    ------------------    ---------------
                                       % OF                  % OF                   % OF                   % OF              % OF
                          BALANCE      TOTAL     BALANCE     TOTAL     BALANCE      TOTAL     BALANCE     TOTAL    BALANCE   TOTAL
                        ----------    -------   ----------  -------   ----------    -----    ---------     ------  --------   -----
Residential (1)         $1,601,483      47.4%    $1,391,694   47.3%    $1,369,571    53.8%   $1,287,333    53.6%   $933,867   41.6%

Home equity (1)             32,052       0.9         29,024    1.0         34,708     1.4        60,549     2.5     223,148    9.9

Commercial real estate
  and multifamily           78,866       2.3         85,781    2.9         84,210     3.3        94,079     3.9      61,522     2.7

Real estate
  construction and
  ground                    63,907       1.9         32,652    1.1         52,350     2.0        62,637     2.6      92,215     4.1

Credit card (1)          1,118,271      33.1      1,012,548   34.4        650,199    25.5       754,520    31.4     872,672    38.9

Automobile (1)             297,560       8.8        239,217    8.1        289,346    11.4       106,725     4.4      19,910     0.9

Home improvement and
  and other consumer (1)    94,316       2.8        112,705    3.9         37,526     1.4         8,255     0.3       8,735     0.4

Commercial                  56,567       1.7         13,223    0.4          1,219     0.1          --        --         --      --

Other                       38,410       1.1         26,969    0.9         28,106     1.1        29,793     1.3      33,284     1.5
                         ---------     -------     ---------  -----       --------   -----      --------    ----     -------    ---
                         3,381,432     100.0%     2,943,813  100.0%     2,547,235   100.0%    2,403,891   100.0%  2,245,353   100.0%
                         ---------     -------    ----------  -----       --------   -----    ----------  ------  ----------  -----
                                       -------                -----                  -----                ------              -----
Less:

  Unearned premiums
   and discounts              836                    1,103                  1,438                 1,543               2,589

  Deferred loan
    origination
    fees (costs)          (13,958)                 (13,687)               (10,604)               (3,472)              1,889

  Reserve for loan
    losses                 95,523                   60,496                 50,205                68,040              78,818
                         ---------                 --------               -------                -------             -------
                           82,401                   47,912                 41,039                66,111              83,296
                         ---------                 --------               -------                -------             -------

    Total loans
     receivable          $3,299,031                $2,895,901           $2,506,196            $2,337,780          $2,162,057
                         ----------                ----------           -----------           -----------         -----------
                         ----------                ----------           -----------           -----------         -----------


---------------
(1)  Includes loans held for sale and/or securitization, if any.

    The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "- Regulation - Regulatory Capital," and "- Qualified Thrift Lender ("QTL") Test" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management."

    CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1996. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 1997, because such loans are expected to be sold in less than one year.

                                               CONTRACTUAL PRINCIPAL REPAYMENTS
                                                          (IN THOUSANDS)



                                           PRINCIPAL                     APPROXIMATE PRINCIPAL REPAYMENTS
                                            BALANCE                       DUE IN YEARS ENDING SEPTEMBER 30,
                                         OUTSTANDING AT   --------------------------------------------------------------------------
                                          SEPTEMBER 30,                                                                  2012 AND
                                           1996 (1)          1997      1998     1999    2000-2001 2002-2006  2007-2011  THEREAFTER
                                          -------------  ----------  -------  -------- --------- ---------  ---------  -----------
Residential                               $  1,525,322   $   28,520  $ 26,363 $ 28,946 $ 137,636 $ 153,828  $ 236,418  $  913,611
Home equity                                     32,052        5,774    --        --         --         --       7,021      19,257
Commercial real estate and multifamily          78,866        8,594     5,309    5,123    10,281    30,429     19,130        --
Real estate construction and ground             63,907       26,906    11,829    5,907    12,362     6,903      --           --
Credit card (2)                                893,271       41,690    39,744   37,889    73,352   149,517    117,735    433,344
Automobile                                      72,560       14,303    16,097   18,116    24,044    --          --          --
Home improvement and other consumer             94,316       13,728    12,501   11,394    19,891    16,637     20,165       --
Commercial                                      56,567       29,148     5,943    6,435    10,428     4,613      --          --
Other                                           38,410        8,691     8,340    8,452     3,084     9,843      --          --
Loans held for sale                             76,161       76,161    --        --         --         --       --          --
Loans held for securitization and sale         450,000      450,000    --        --         --         --       --          --
                                          ------------   ----------  -------- --------  --------  --------   --------  ----------
    Total loans receivable (3)            $  3,381,432   $  703,515  $126,126 $122,262  $291,078  $371,770   $400,469  $1,366,212
                                          ------------   ----------  -------- --------  --------  --------   --------  ----------
                                          ------------   ----------  -------- --------  --------  --------   --------  ----------



Fixed-rate loans                          $    402,993   $   70,394  $ 54,334 $ 56,506  $158,885  $ 40,523   $ 22,064  $      287
Adjustable-rate loans                        2,452,278      106,960    71,792   65,756   132,193   331,247    378,405   1,365,925
Loans held for sale                             76,161       76,161    --         --        --          --         --         --
Loans held for securitization and sale         450,000      450,000    --         --        --          --         --         --
                                          ------------   ----------  -------- --------  --------  --------   --------  ----------
   Total loans receivable (3)             $  3,381,432   $  703,515  $126,126 $122,262   $291,078 $371,770   $400,469  $1,366,212
                                          ------------   ----------  -------- --------   -------- --------   --------  ----------
                                          ------------   ----------  -------- --------   -------- --------   --------  ----------



---------------------------------------------------
(1) Of the total amount of loans outstanding at September 30, 1996 which were due after one year, an aggregate principal balance of approximately
    $332.6 million had fixed interest rates and an aggregate principal balance of approximately $2.3 billion had adjustable interest rates.

(2) Estimated repayments of credit card loans reflect the required minimum payments.

(3) Before deduction of reserve for loan losses, unearned discounts and deferred loan origination fees (costs).

     Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA") -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1996, principal repayments of $177.4 million are contractually due within the next year. Of this amount, $70.4 million is contractually due on fixed-rate loans and $107.0 million is contractually due on adjustable-rate loans.

    ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The following table shows changes in the composition of the Bank's real estate loan portfolio and the net change in mortgage-backed securities.

               ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS
                               (IN  THOUSANDS)



                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------
                                       1996           1995           1994
                                      ------          -----          -----
Real estate loan originations and
 purchases: (1)

 Residential and home equity          $1,321,951       $742,560      $1,570,155
 Commercial, real estate and
 multifamily                                 345          4,023           9,582
 Real estate construction and ground      72,655         37,510          47,693
                                      ----------       --------      -----------
Total originations and purchases       1,394,951        784,093       1,627,430
                                      ----------       --------      -----------

Principal repayments                    (381,365)      (245,376)       (389,847)
Sales (2)                               (407,200)      (374,414)       (800,506)
Loans transferred to real estate
 acquired in settlement of loans          (5,972)        (9,822)         (4,106)
Other                                       --              --              (541)
                                      ----------       --------      -----------
                                        (794,537)      (629,612)     (1,195,000)

Transfers to mortgage-backed
 securities (3)                         (363,257)      (156,169)       (396,189)
                                      ----------       --------      -----------

Increase (decrease) in real estate
 loans                                  $237,157       $ (1,688)      $  36,241
                                      ----------       --------      -----------
                                      ----------       --------      -----------

 (1) Excludes unfunded commitments.
 (2) Includes securitization and sale of home equity credit line receivables of $96.5 million, $150.5 millon and $181.9 million for the years ended September 30, 1996, 1995 and 1994, respectively.
 (3) Represents real estate loans which were pooled and exchanged for FHLMC and FNMA mortgage-backed securities.

    As a federally chartered savings institution, the Bank has general authority to make loans secured by real estate located throughout the United States. Approximately 92.4% of the Bank's single-family residential real estate loans at September 30, 1996 by principal balance were secured by properties located in Maryland, Virginia or the District of Columbia.

    The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B.F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. Commercial, real estate construction and ground and home equity credit line loans are originated directly by the Bank.

    The Bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1996, approximately $394.4 million of loans settled under the correspondent program.

    Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1996, sales of mortgage loans originated or purchased for sale by the Bank totaled $317.3 million. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank originates fixed-rate, single-family loans on terms which conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines in order to ensure the salability of the loan in the public secondary mortgage market. In order to manage its interest-rate exposure, the Bank hedges its fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1996, the Bank had $76.1 million of single-family residential loans held for sale to investors.

     When the Bank sells a whole loan or loan participation and retains servicing, or purchases mortgage servicing rights from third parties, it continues to collect and remit loan payments, inspect the properties, make certain insurance and tax payments on behalf of borrowers and otherwise service the loans. The normal servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1996, the Bank was servicing residential permanent loans totaling $3.0 billion for other investors.

     SALES OF MORTGAGE-BACKED SECURITIES. A significant portion of the Bank's sales of mortgage-backed securities involve sales pursuant to the Bank's normal mortgage banking operations. Generally, the Bank's policy is to sell its fixed-rate mortgage production which, in the case of most conforming fixed-rate loans, is accomplished by first pooling such loans into mortgage-backed securities. The mortgage-backed securities sold as part of the Bank's mortgage banking operations are generally issued in the same month as the sale of such securities. The securities are formed from conforming fixed-rate loans originated for sale or from conforming fixed-rate loans resulting from the borrower's election to convert from a variable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 1996. Fixed-rate loans are designated as held for sale in the Consolidated Statements of Financial Condition in this report.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates a variety of loans secured by single-family residential structures. At September 30, 1996, $1.6 billion (or 48.3%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, including $40.0 million of FHA-insured or VA-guaranteed loans.

    Chevy Chase currently offers fixed-rate loans with maturities of 15 to 30 years and adjustable-rate residential mortgage loans ("ARMs"), principally with maturities of 30 years. At September 30, 1996, 40.1% of the Bank's residential mortgage loans consisted of ARMs scheduled to have interest rate adjustments within five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking
- Asset and Liability Management." Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%.

    During the current fiscal year, the Bank continued to fulfill its 1994 $1.0 billion five-year mortgage loan commitment to meet the credit needs of low- and moderate-income borrowers in the various communities which it serves. As part of this commitment, the Community Development Mortgage Program is providing $140.0 million of mortgage financing over a five-year period, with $7.0 million in subsidies for below-market mortgage loans, to families in minority neighborhoods in the District of Columbia and Prince George's County, Maryland.

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

    Securitizations of home equity credit line receivables have been an integral element of the Bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition." The Bank transferred $96.5 million, $150.5 million and $181.9 million of home equity credit line receivables in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, to trusts for securitization and sale to investors. Gains of $4.7 million, $7.6 million and $9.5 million were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

    COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. Aggregate balances of residential construction, commercial construction, ground and commercial real estate and multifamily loans increased 20.6% in fiscal 1996 to $142.8 million at September 30, 1996, from $118.4 million at September 30, 1995. In the past four fiscal years, the Bank has provided financing, generally at market rates, to certain purchasers of its REO. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

    COMMERCIAL LENDING. Beginning in July 1994, the Bank began developing an active commercial lending program. Commercial loans are defined as any loans made to a business entity for commercial purposes. Such purposes may include the financing of working capital, the acquisition of machinery and equipment or other assets, and the financing of cash flow needs. Loans for the acquisition, construction or permanent financing of real estate used in the borrower's business are considered commercial loans. All commercial loans are underwritten, orginated and managed by the Bank's Business Banking Group. A wide variety of products is offered, including revolving lines of credit for working capital or seasonal needs; term loans for the financing of fixed assets; letters of credit; corporate credit cards; cash management services; and other deposit and investment products. Business development efforts have been concentrated in the major industry groups in the metropolitan Washington, D.C. area, as well as a broad base of small businesses and community service organizations. Commercial loans increased $43.3 million during fiscal 1996 to $56.6 million at September 30, 1996 and will continue to grow as the Bank continues to expand this aspect of its business.

    Under legislation signed into law on September 30, 1996, the authority of federal thrifts, like Chevy Chase, to make commercial loans was increased from 10% to 20% of assets, provided that the additional 10% consists of small business loans.

    CREDIT CARD LENDING. Chevy Chase provides consumer credit through its credit card program, which offers VISA (Registered Trademark) and MasterCard (Registered Trademark) credit cards and includes Gold and Classic cards. Chevy Chase issues the credit cards and receives interest income on credit extended, a fee based on a percentage of credit sales paid by merchants accepting card purchases, and generally, an annual membership fee for use of the cards. Chevy Chase's credit card loan portfolio accounted for 33.1% of Chevy Chase's total loans at September 30, 1996. According to statistics published in the American Banker, Chevy Chase is the largest issuer of credit cards among thrift institutions, based on managed credit card loans outstanding at March 31, 1996. At September 30, 1996, credit card loans outstanding totaled $1.1 billion and managed credit card receivables, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank, totaled $5.0 billion.

    The Bank emphasizes credit card lending because the shorter term and normally higher interest rates on such loans help it maintain a profitable spread between the average loan yield and the cost of funds. In addition, credit card accounts typically may be sold at a premium over their receivables balances, thus further enhancing their potential value to the Bank. Chevy Chase also believes its credit card program contributes to market share growth in its local markets by attracting new depositors, promoting a high degree of customer loyalty and providing opportunities to cross-market other products of the Bank. For this reason, the Bank has not sold any credit card accounts maintained by cardholders having addresses in Maryland, Virginia or the District of Columbia, the Bank's primary market area.

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

    Changes in credit card use and payment patterns by cardholders, including increased defaults, may result from a variety of social, legal and economic factors. Chevy Chase currently offers introductory and promotional periodic interest rates for varying initial and promotional periods which, at the conclusion of such periods, revert to the Bank's regular variable interest rate. If account holders choose to utilize competing sources of credit, the rate at which new receivables are generated may be reduced and certain purchase and payment patterns with respect to the receivables may be affected. Economic factors affecting credit card use include the rate of inflation and relative interest rates offered for various types of loans. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers. During times of economic recession, default rates on credit card loans generally may be expected to exceed default rates on residential mortgage loans. During 1995 and 1996, the number of individuals declaring bankruptcy has increased. Although the Bank cannot predict with certainty the level of bankruptcies that may occur among cardholders, the Bank has adjusted its underwriting procedures in an attempt to mitigate losses incurred as a result of a cardholder declaring bankruptcy. The Bank can make no assurances as to the level of bankruptcies that may occur among cardholders in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" and "- Allowances for Losses."

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

    Certain jurisdictions and their residents may attempt to require out-of-state credit card issuers to comply with such jurisdictions' consumer protection laws that impose requirements on the making, enforcement and collection of consumer loans. For example, in recent years, a number of lawsuits and administrative actions have been filed in several states against out-of-state credit card issuers (including both federally and state chartered insured institutions) challenging various fees and charges (such as late fees, over-the-limit fees, returned check fees and annual membership fees) assessed against residents of the states in which such lawsuits were filed, based on restrictions or prohibitions under the laws of such states. The Supreme Court recently ruled that national banks may export late fees on credit cards as interest regardless of states' usury laws, however the law is not settled with respect to all types of fees and charges. If it were determined that out-of-state credit card issuers must comply with a jurisdiction's laws limiting the charges imposed by credit card issuers, such action could have an adverse impact on the Bank's credit card operations.

    Securitizations of credit card receivables and sales of credit card relationships have been integral elements of the Bank's strategies to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital requirements. In fiscal 1994, 1992 and 1991, the Bank sold approximately 150,000 credit card relationships at a premium over their receivables balances of $96.5 million, $14.9 million and $273.4 million, respectively. No such sales occurred during fiscal 1996, 1995 and 1993. The Bank transferred $919.0 million, $1.6 billion, $1.4 billion, $350.0 million and $280.0 million of credit card receivables in fiscal 1996, fiscal 1995, fiscal 1994, fiscal 1993 and fiscal 1992, respectively, to trusts for securitization and sale to investors. No gain or loss was recognized by the Bank as a result of these transactions; however, the Bank continues to service the underlying accounts, and excess spread income is recognized over the related lives of the transactions. This excess spread income represents the contractual interest and fees, including interchange fees, paid by the cardholders less certificate interest paid to the certificate holders, and administrative fees paid to providers of services to the trusts, and is net of charge-offs on credit card loans in the trusts.

    Chevy Chase plans to securitize an additional $825.0 million of credit card receivables during the first and second quarters of fiscal 1997. Certain of these receivables at September 30, 1996 were classified as loans held for securitization and sale in the Consolidated Statements of Financial Condition in this report.

    Credit card loans are not subject to those provisions of federal laws and regulations that limit to 35% of an institution's total assets the amount of consumer loans that a federally chartered savings institution may make.

    OTHER CONSUMER LENDING. Chevy Chase currently offers a variety of consumer loans other than credit card loans, including automobile loans, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. In addition, through a wholly-owned subsidiary, the Bank began offering "non-prime" automobile loans in fiscal 1995. "Non-prime" refers to a category of loans made to applicants who have experienced certain adverse credit events, but who meet certain other creditworthiness tests. See "Other Consumer Loan Underwriting." The Bank's portfolio of automobile loans, home improvement loans and other consumer loans and other loans totaled $297.6 million, $94.3 million and $38.4 million, respectively, at September 30, 1996, which accounted for a combined 12.7% of total loans at that date. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1996, the Bank purchased or originated $591.2 and $153.4 million of automobile loans and home improvement loans, respectively, which was offset in part by the transfers of $475.3 million and $153.5 million, respectively, of receivables to trusts for securitization and sale to investors.

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

    The Bank generally lends up to 95% of the appraised value of single-family residential dwellings to be owner-occupied. The Bank also lends up to 85% of the appraised value of the completed project to finance the construction of such dwellings, and, on a case-by-case basis, the Bank occasionally may lend up to 90% of such appraised value when such financing is limited to pre-sold units. The loan-to-value ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank generally does not originate a second mortgage loan (excluding home equity credit line loans) if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. Currently, the Bank offers home equity credit line loans up to a 100% maximum loan-to-value ratio. Private mortgage insurance is generally obtained for the amount over 80% of the value of the underlying property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of the loans' collateral could expose the Bank to losses.

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

    COMMERCIAL LOAN UNDERWRITING. All commercial loan requests are underwritten and approved under authorities granted to specified committees and individuals as outlined in the Bank's credit policies. The scope and depth of the underwriting for a particular request are generally dictated by the size of the proposed transaction. Generally, larger requests are subject to a full narrative credit analysis of the borrower's financial condition and performance. Credit analyses are generally performed by the Bank's credit analysis group. On intermediate size loans the credit analysis group produces an automated narrative analysis utilizing software incorporating expert systems and the underwriting is then performed by the loan officer. Microbusinesses (generally businesses with sales of $1.0 million or less) are underwritten by the loan officer utilizing automated analysis software designed to reduce underwriting costs and to improve customer responsiveness. All commercial loans greater than $100,000 are assigned a risk rating at inception, utilizing a risk-rating system as defined in the Bank's credit policies.

    CREDIT CARD LOAN UNDERWRITING. The Bank generates new credit card accounts through various methods, including direct mail and other distribution channels. The Bank identifies potential cardholders for preapproved solicitations by supplying a list of credit criteria to a credit bureau, which generates a list of individuals who meet such criteria. When the Bank receives an acceptance certificate from an individual that received a preapproved solicitation, the Bank obtains a credit report on such individual issued by an independent credit reporting agency, and the credit limit and terms of the account are subject to certain post-screening underwriting reviews performed by the Bank.

    The Bank's underwriting approach to account approval supplements a computerized credit scoring system with an individual evaluation of each completed application for creditworthiness. In the underwriting process, the Bank considers the prospective cardholder's income, credit history, and other factors intended to provide a general indication of the applicant's willingness and ability to repay his obligations. The Bank also reviews a credit report on each applicant issued by an independent credit reporting agency and, for certain applicants, independently verifies employment, income or other information contained in the credit application.

     If an application is approved, the Bank establishes an initial credit limit on the cardholder's account based on the Bank's evaluation of the cardholder's creditworthiness. This credit limit is adjusted from time to time based on the Bank's continuing evaluation of the cardholder's repayment ability as evidenced by the cardholder's payment history and other factors. The Bank also may increase the credit limit at the cardholder's request after completion of an evaluation comparable to that performed during the initial underwriting.

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

    LOAN SERVICING. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Loan servicing income, principally servicing income earned on the Bank's securitized credit card, home equity credit line, automobile and home loan receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank's servicing income as of or for the years indicated.

                                   As of or For the Year Ended September 30,
                                   -----------------------------------------
                                     1996               1995           1994
                                   --------          --------       --------
                                                  (In thousands)

Residential...............    $    3,045,650      $   1,350,423  $   1,495,120
Credit Card...............         3,889,704          3,226,316      1,953,792
Home Equity...............           416,365            455,791        485,428
Automobile................           505,638            218,287          9,506
Home Loans................           141,106                __             __
                                ------------      -------------  -------------
  Total amount of
  loans serviced
  for others (1)..........    $    7,998,463      $   5,250,817  $   3,943,846
                               =============      =============  =============

Loan servicing fee
  income (2)..............    $      264,096      $     184,275  $      69,878
                               =============      =============  =============

--------------------------------------
(1) The Bank's basis in its servicing rights at September 30, 1996, 1995 and 1994 was $75.4 million, $54.2 million and $40.5 million, respectively.


(2) In each of the years ended September 30, 1996, 1995 and 1994, loan servicing fee income as a percentage of net interest income before provision for loan losses was 132.9%, 104.6% and 41.4%, respectively.

     The Bank earns fees in connection with the servicing of home equity credit line loans, credit card loans, home loans, automobile loans and single-family residential mortgage loans. The Bank's level of servicing fee income increases or decreases with increases or decreases in securitized balances of these loan types. The increase in loan servicing fee income in fiscal 1996 from the level achieved in fiscal 1995 was principally attributable to an increase in securitized credit card receivables outstanding. The Bank's level of servicing fee income declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others. As the Bank securitizes and sells assets, acquires mortgage servicing rights either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income increases. During fiscal 1996, the Bank securitized and sold $919.0 million of credit card receivables, $96.5 million of home equity credit line receivables, $475.3 million of automobile loan receivables and $153.5 million of home loan receivables. In fiscal 1996, the Bank also sold the rights to service mortgage loans with an aggregate principal balance of $59.7 million, which were originated by the Bank in connection with its mortgage banking activities.

    The Bank's investment in loan servicing rights (including MSR's and excess spread assets), and the amortization of such rights, are periodically evaluated for impairment. Excess spread assets are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The excess of the book value of these assets over the discounted value is recorded as a valuation adjustment in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which is the estimated rate of repayment of the underlying loans. The Bank evaluates its MSRs for impairment based on fair value. To measure fair value of its MSRs, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. Additionally, the Bank stratifies its capitalized MSRs for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See Note 1 to the Consolidated Financial Statements in this report.

    The Bank prices its single-family mortgage loans to achieve a competitive yield. Loan origination and commitment fees, and the related costs associated with making the loans, are deferred. For fully amortizing loans originated for the Bank's portfolio, the net deferred fees are accreted to interest income over the estimated life of the loans using the level-yield method. Fees deferred on revolving credit lines or loans which have no scheduled amortization originated for the Bank's portfolio are accreted to income over the estimated lives of the underlying loans using the straight-line method. Fees deferred on loans originated and held for sale are not accreted to income but instead are used in determining the gain or loss on the sale of the loans

DELINQUENCIES, FORECLOSURES AND ALLOWANCES FOR LOSSES

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30, 1996.

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

     The Bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved. The Bank's allowance on credit card loans is based on a number of factors, including historical charge-off and repayment experience and the age of the portfolio. The Bank has developed a roll rate model to extrapolate its allowance needs based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the Bank considers various historical information relative to origination date, borrower profiles, age of accounts, delinquencies, bankruptcies and other factors. Although industry standards are considered, they are given comparatively less weight due to management's belief that comparisons among different institutions' portfolios are potentially misleading because of significant differences in underwriting standards, curing and re-aging procedures and charge-off policies. Chevy Chase's policy is to charge off credit card receivables at the earlier of when they become 180 days contractually delinquent or during the month following receipt of notice of the death or bankruptcy filing of the borrower. The Bank's actual charge-off experience for credit card loans may vary from the levels forecasted by the Bank's roll rate model because credit card loans typically are more sensitive to general economic conditions than certain other types of loans. For example, an unforeseen decline in economic activity may result in increased bankruptcy losses which the model is unable to forecast. Nevertheless, because the Bank's model employs a rolling 12-month base, such unforeseen losses are incorporated into the model as they occur and allowances are adjusted accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Financial Condition - Banking - Asset Quality - Allowances for Losses."

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

    The Bank regularly reviews its overall loan portfolio consisting of performing non-classified assets and, based on such review, establishes additional allowances for losses.

    In addition to the general valuation allowances described above, valuation allowances are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral or guarantees, if applicable.

    Beginning October 1, 1994, the Bank has been providing additional general valuation allowances, which are equal to, or exceed, the net earnings generated by the development and sale of land in the Communities. See "Managements' Discussion and Analyses of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Allowances for Losses."

    REO is carried at the lower of cost or fair value. To date, sales of REO, non-residential mortgage loans and loans classified as investments in real estate have resulted in no material additional aggregate loss to the Bank above the amounts already reserved. However, these results do not necessarily assure that the Bank will not suffer losses in the future beyond its level of allowances.

    The Bank's individualized asset review takes place within its Asset Review Committee and the Asset Classification Committee (the "Committee"). The Asset Review Committee accumulates and analyzes data relating to classified and potential problem assets of $5.0 million or more and makes appropriate recommendations regarding asset classifications to the Committee. The Committee meets on a regular basis to discuss classifications of such assets and to review the allowances for losses. The Committee generally reviews the status of various projects, including, for example, data on recent lot sales for residential development projects. Actual progress is compared to projections made when the related loan was underwritten. Local economic conditions and known trends are also reviewed. The Committee also considers steps being taken by borrowers to address problems, and reviews financial information relating to borrowers and guarantors as well as reports by loan officers who are responsible for continually evaluating the projects. The actions of the Committee are reported to the Board of Directors.

    The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The Bank believes that its levels of general valuation allowances at September 30, 1996 comply with the guidelines.

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

    Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 529 ATMs, including 129 ATMs located in Safeway Inc. stores and 58 ATMs located in Superfresh Food Markets. The Bank also has the right to install ATMs in Safeway stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. These ATMs and installation rights significantly enhance the Bank's position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the regional "MOST"(Registered Trademark) ATM network which offers over 8,900 locations in the middle-Atlantic region. The Bank is also a member of the "PLUS"(Registered Trademark) ATM network, which offers over 306,000 locations worldwide.

    The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia.
Approximately 26.1% of the Bank's deposits at September 30, 1996 were obtained from depositors residing outside of Maryland, with approximately 13.7% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

    The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

                                                         DEPOSIT ANALYSIS
                                                      (DOLLARS IN THOUSANDS)

                               ---------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30,
                               ---------------------------------------------------------------------------------------------------
                                      1996                1995                1994                1993                1992
                               ------------------- ------------------- ------------------- ------------------- -------------------
                                            % OF                % OF                % OF                % OF                % OF
                                BALANCE     TOTAL   BALANCE     TOTAL   BALANCE     TOTAL   BALANCE     TOTAL   BALANCE     TOTAL
                               ----------  ------  ---------  -------  ----------  -------  ----------  ------  ----------  ------
Demand and NOW accounts        $1,007,902   24.2%  $ 950,118    22.8%  $  918,227   22.9%   $  835,084  21.6%   $  743,214  19.0%

Money market deposit accounts   1,002,688   24.1     984,257    23.7    1,104,730   27.6     1,196,690  30.9     1,292,779  33.0

Statement savings accounts        881,285   21.2     872,366    21.0    1,201,141   30.0       941,289  24.3       690,328  17.6

Jumbo certificate accounts        125,847    3.0     219,304     5.3       85,110    2.1        56,218   1.5        42,423   1.1

Other certificate accounts      1,077,828   25.9   1,072,196    25.8      641,857   16.0       790,465  20.4     1,099,833  28.1

Other deposit accounts             68,487    1.6      61,011     1.4       57,696    1.4        50,277   1.3        47,381   1.2
                               ----------  ------ ----------   ------  ----------  ------   ---------- ------   ---------- ------
    Total deposits             $4,164,037  100.0% $4,159,252   100.0%  $4,008,761  100.0%   $3,870,023 100.0%   $3,915,958 100.0%
                               ----------  ------ ----------   ------  ----------  ------   ---------- ------   ---------- ------
                               ----------  ------ ----------   ------  ----------  ------   ---------- ------   ---------- ------

                              AVERAGE COST OF DEPOSITS

                                                       YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------
                                           1996                1995                1994
                                           -----               -----               -----
Demand and NOW accounts                    2.51%               2.71%               2.74%
Money market accounts                      3.87%               3.96%               3.24%
Statement savings and
 other deposit accounts                    3.38%               3.35%               3.37%
Certificate accounts                       5.48%               5.17%               3.96%

 Total deposit accounts                    3.95%               3.84%               3.31%
                                           -----               -----               -----
                                           -----               -----               -----

    The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in
obtaining funds from its local retail deposit market.   At the same time,
however, as customers have become increasingly responsive to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. During fiscal 1996, the Bank did not actively solicit brokered deposits. Under FDIC regulations, the Bank is permitted to accept brokered deposits as long as it meets the capital standards established for "well-capitalized" or with a waiver from the FDIC, "adequately-capitalized" institutions, under the prompt corrective action regulations. As a result of the Bank's capital levels dropping below the levels established for "well-capitalized" institutions as of September 30, 1996, the Bank has filed a waiver request with the FDIC to permit retention of approximately $8.5 million in brokered deposits held at September 30, 1996, which were acquired in prior years.

     The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                                    Deposit Flows
                                              Year Ended September 30,
                                            ----------------------------
                                                   (In thousands)
                                        1996            1995           1994
                                     --------         --------       --------

Deposits.......................   $  15,312,125    $ 14,086,575   $ 12,308,342
Withdrawals from
  accounts.....................     (15,475,215)    (14,089,444)   (12,305,196)
                                    ------------    -----------    ------------
Net cash from
  accounts.....................        (163,090)         (2,869)        (3,146)
Interest credited to
  accounts.....................         167,875         153,360        135,592
                                    ------------    ------------    -----------
Net increase (decrease)
  in deposit balances             $       4,785    $    150,491   $   (138,738)
                                  =============     ============   ============

    Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

     The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1996 which will mature during the fiscal years indicated.

                  WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS

                           AS OF SEPTEMBER 30, 1996

                            (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------


                        DEMAND, NOW
                      AND MONEY MARKET            STATEMENT        PASSBOOK AND OTHER       CERTIFICATE
                      DEPOSIT ACCOUNTS        SAVINGS ACCOUNTS       CORE ACCOUNTS           ACCOUNTS                 TOTAL
                    ---------------------  --------------------  --------------------  --------------------  -------------------

MATURING DURING                  WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED               WEIGHTED
  YEAR ENDING                     AVERAGE               AVERAGE               AVERAGE               AVERAGE                AVERAGE
 SEPTEMBER 30,        AMOUNT       RATE      AMOUNT       RATE     AMOUNT       RATE     AMOUNT      RATE      AMOUNT        RATE
----------------    ----------   --------- ----------  --------- ----------  --------  ----------  --------  ----------   --------

    1997            $2,010,590    2.96%     $881,285    3.47%     $68,487     2.98%    $  897,768   5.17%    $3,858,130   3.59%
    1998                 -         -           -         -          -          -          147,836   5.38        147,836   5.38
    1999                 -         -           -         -          -          -           51,381   5.26         51,381   5.26
    2000                 -         -           -         -          -          -           89,516   6.68         89,516   6.68
    2001                 -         -           -         -          -          -           17,174   5.46         17,174   5.46
                    ----------              --------              --------             ----------            ----------
    Total           $2,010,590    2.96%     $881,285    3.47%     $68,487     2.98%    $1,203,675   5.32%    $4,164,037   3.75%
                    ----------              --------              --------             ----------            ----------
                    ----------              --------              --------             ----------            ----------


    The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1996.

Year Ending September 30,          Amount       Weighted Average Rate
-------------------------          ------       ----------------------
                           (Dollars in thousands)

1997 ....................      $  150,193              5.32%

1998 ....................           7,092              5.43%

1999 ....................           4,281              5.27%

2000 ....................           9,936              6.77%

2001 ....................           1,772              5.44%
                               ----------
 Total...................      $  173,274              5.41%
                               ==========              =====

    The following table represents the amounts of deposits by various interest rate categories as of September 30, 1996 maturing during the fiscal years indicated.

                     MATURITIES OF DEPOSITS BY INTEREST RATES
                            AS OF SEPTEMBER 30, 1996
                                (IN THOUSANDS)


                                 ACCOUNTS MATURING DURING YEAR ENDING SEPTEMBER 30,
                        ----------------------------------------------------------------------
   INTEREST RATE           1997        1998        1999        2000        2001       TOTAL
--------------------    ----------  ----------  ----------  ----------  ----------  ----------

Demand deposits (0%)    $  156,517    $   --     $     --     $     --     $     --     $  156,517

0.01% to 1.99%                 558        --           --           --           --            558

2.00% to 2.99%             884,225        --           --           --           --        884,225

3.00% to 3.99%           1,232,603        --           --           --           --      1,232,603

4.00% to 4.99%           1,121,541      62,438      12,982         471           --      1,197,432

5.00% to 5.99%             300,545      46,562      34,379       2,920          17,174     401,580

6.00% to 7.99%             162,141      38,805       4,020      86,125           --        291,091

8.00% to 9.99%                --            31         --           --           --             31
                         -----------   --------    --------    --------    ------------  ----------
    Total                $3,858,130   $147,836   $   51,381    $ 89,516     $   17,174   $4,164,037
                         -----------   --------    --------    --------    ------------  ----------
                         -----------   --------    --------    --------    ------------  ----------


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

    Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon the financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit or borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The Bank had outstanding FHLB advances of $269.1 million at September 30, 1996.

    From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $576.6 million at September 30, 1996, which were used to fund the purchase of $629.6 million of mortgage-backed securities during fiscal 1996.

    The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

                                                             September 30,
                                                        -----------------------
                                                            1996        1995
                                                        ----------    ---------
                                                        (Dollars in thousands)

Securities sold under repurchase agreements:

Balance at year-end ............................          $576,576  $     ---

Average amount outstanding at any month-end.....            57,644    159,044

Maximum amount outstanding at any
   month-end....................................           576,576    353,615

Weighted average interest rate during year......             5.51%      6.02%

Weighted average interest rate on year-end
   balance......................................             5.41%        ---

    In December 1986, the Bank issued an unsecured ten-year subordinated capital note in the original principal amount of $10.0 million to BACOB Bank, s.c., a foreign private savings bank. On November 15, 1996, the Bank redeemed this note at par.

    On November 23, 1993, the Bank sold $150 million principal amount of its 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). Interest on the 1993 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes. On or after December 1, 1998, the 1993 Debentures will be redeemable, in whole or in part, at any time at the option of the Bank.

    On December 3, 1996, the Bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008. Interest on the 1996 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes. On or after December 1, 2001, the 1996 Debentures will be redeemable, in whole or in part, at any time at the option of the Bank.

    Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996 Debentures prior to their stated maturity would be subject to prior approval of the OTS unless the Debentures are redeemed with the proceeds of, or replaced by, a like amount of "a similar or higher quality" capital instrument.

SUBSIDIARIES

     OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1996, 2.0% and 3.0% of the Bank's assets was equal to $114.5 million and $171.8 million, respectively, and the Bank had $12.0 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans. The Bank is required to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary. With prior written approval from the OTS, the Bank may also establish operating subsidiaries to engage in any activities in which the Bank may engage directly.

     During fiscal 1996, Chevy Chase formed two new subsidiaries for the purpose of holding 100% of the stock in the Bank's special purpose subsidiaries and financial services subsidiaries. Chevy Chase Real Estate Corporation ("CCRC") holds stock in all special purpose subsidiaries. Chevy Chase Financial Services Corporation ("CCFS") holds stock in both Chevy Chase Securities, Inc. and Chevy Chase Insurance Agency, Inc. The Bank engages in other activities through its subsidiaries, including those described below.

     REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company ("Manor") previously engaged in certain real estate development activities as the result of activities commenced prior to the enactment of FIRREA and continues to manage the two remaining properties it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements.

In fiscal 1995, Manor sold two of its largest projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality."

    SECURITIES BROKERAGE SERVICES. Chevy Chase Securities, Inc., a subsidiary of CCFS, is a licensed broker-dealer, selling securities on a retail basis to the general public, including customers and depositors of the Bank.

    INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc., a subsidiary of CCFS, is a licensed insurance broker offering a variety of "personal line" insurance programs in the property and casualty field (primarily homeowner and automobile insurance) and in the life insurance field (primarily mortgage and credit card life and disability programs).

    SPECIAL PURPOSE SUBSIDIARIES. At September 30, 1996, CCRC held 100% of the common stock of 29 subsidiaries (16 of which are active) that were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the subsidiaries was $158.4 million at September 30, 1996. The Bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above. See "Regulation - Regulatory Capital."

    OPERATING SUBSIDIARIES. Chevy Chase engages in significant activities through B.F. Saul Mortgage Company ("BFSMC"). See "Lending Activities". During fiscal 1996, the Bank received OTS approval to treat BFSMC as an operating subsidiary. CCB Holding Corporation ("CCBH") is a Delaware corporation created by the Bank as an operating subsidiary in September 1994 in connection with its asset securitization activities. CCBH owns certain certificates issued by two credit card trusts formed by the Bank and certain other related assets. Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending. Chevy Chase Preferred Capital Corporation was formed in November 1996 to issue the REIT Preferred Stock.

EMPLOYEES

    The Bank and its subsidiaries had 3,380 full-time and 779 part-time employees at September 30, 1996. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage and credit card loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans and the annual fee on credit card loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. See "Executive Compensation and Other Information" for a discussion of certain compensation programs available to the Bank's executive officers. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

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

    The Bank estimates that it competes principally with approximately 11 depository institutions in its deposit-taking activities, with approximately ten institutions in the origination of single-family residential mortgage loans (other than home equity credit line loans) and with approximately six depository institutions in the origination of home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share (approximately 19.6%) of deposits in Montgomery County, Maryland, and ranked third in market share of deposits in Prince George's County, Maryland at June 30, 1995. Based on publicly available information, Chevy Chase estimates that, in the Washington, D.C. metropolitan area, it maintains a significant market share of single-family residential mortgage loans and the leading market share of home equity credit line loans.

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

ITEM 2.  PROPERTIES

REAL ESTATE

    A list of the investment properties of the Real Estate Trust is set forth under "Business - Real- Estate - Real Estate Investments."

    The Trust conducts its principal business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200 Wisconsin Avenue, Suite 903, Bethesda, Maryland. The Saul Company leases both office facilities on behalf of the Trust.

BANKING

    At September 30, 1996, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland, 7215 Corporate Court, Frederick, Maryland, 5300, 5310 and 5340 Spectrum Drive, Frederick, Maryland and 7430 New Technology Way, Frederick, Maryland; its office facilities at 7700 Old Georgetown Road, Bethesda, Maryland; and 107 full-service offices located in Maryland, Virginia and the District of Columbia. On that date, the Bank owned the building and land for 21 of its branch offices and leased its remaining 86 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive and 7215 Corporate Court and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from 1997 to 2019 and the ground leases have terms expiring from 2029 to 2080. See Note 11 to the Consolidated Financial Statements in this report for lease expense and commitments.

    As of November 1996, the Bank has received OTS approval to open six branches and is awaiting OTS approval to open another six branches. The branches, six in Virginia, four in Maryland and two in the District of Columbia, are scheduled to open during fiscal 1997.

    The following table sets forth the location of the Bank's 107 full-service offices at September 30, 1996.

    1 Catoctin Circle                              14245-R Centreville Square
    Leesburg, VA  22075                            Centreville, VA  20121

    8251 Greensboro Drive                          1100 W. Broad Street
    McLean, VA  22102                              Falls Church, VA  22046

    234 Maple Avenue East                          3941 Pickett Road
    McLean, VA  22180                              Fairfax, VA  22031

    8436 Old Keene Mill Road                       1439 Chain Bridge Road
    Springfield, VA  22152                         McLean, VA  22101

    75 West Lee Highway                            12002 N. Shore Drive
    Warrenton, VA  22186                           Reston, VA  22090

    6212 Leesburg Pike                             8120 Sudley Road
    Falls Church, VA  22044                        Manassas, VA  22110

    11800 Sunrise Valley Drive                     1100 S. Hayes Street
    Reston, VA  22091                              Arlington, VA  22202

    2952-H Chain Bridge Road                       13344-A Franklin Farms Road
    Oakton, VA  22124                              Herndon, VA  22071

    6756 Richmond Highway                          20970 Southbanks Street
    Alexandria, VA  22306                          Sterling, VA  20165

    5613 Stone Road                                21800 Towncenter Plaza
    Centreville, VA  22020                         Sterling, VA  20164

    44151 Ashburn Village Way                      7030 Little River Turnpike
    Ashburn, VA  22011                             Annandale, VA  22003

    3690-A King Street                             3095 Nutley Street
    Alexandria, VA  22302                          Fairfax, VA  22031

    6609 Springfield Mall                          4700 Lee Highway
    Springfield, VA  22150                         Arlington, VA  22207

    500 South Washington Street                    5851 Crossroads Center Way
    Alexandria, VA  22314                          Falls Church, VA  22041

    3537 S. Jefferson Street                       7340 Westlake Terrace
    Baileys Crossroads, VA  22041                  Bethesda, MD  20817

    8401 Connecticut Avenue                        11261 New Hampshire Avenue
    Chevy Chase, MD  20815                         Silver Spring, MD  20904

    5424 Western Avenue                            1327 Lamberton Drive
    Chevy Chase, MD  20815                         Silver Spring, MD  20902

    13641 Connecticut Avenue                       1609-B Rockville Pike
    Wheaton, MD  20906                             Rockville, MD  20852

    8315 Georgia Avenue                            2215 Bel Pre Road
    Silver Spring, MD  20910                       Wheaton, MD  20906

    4701 Sangamore Road                            2807 University Blvd. West
    Bethesda, MD  20816                            Kensington, MD  20895

    Landover Mall                                  11301 Rockville Pike
    Landover, MD  20785                            Kensington, MD  20895

    11325 Seven Locks Road                         7500 Old Georgetown Road
    Potomac, MD  20854                             Bethesda, MD  20814

    6200 Annapolis Road                            26001 Ridge Road
    Landover Hills, MD  20784                      Damascus, MD  20872

    33 West Franklin Street                        5370 Westbard Avenue
    Hagerstown, MD  21740                          Bethesda, MD  20816

    6400 Belcrest Road                             3601 St. Barnabas Road
    Hyattsville, MD  20782                         Silver Hill, MD  20746

    8740 Arliss Street                             17831 Georgia Avenue
    Silver Spring, MD  20901                       Olney, MD  20832

    2409 Wootton Parkway                           6107 Greenbelt Road
    Rockville, MD  20850                           Berwyn Heights, MD  20740

    8889 Woodyard Road                             4 Bureau Drive
    Clinton, MD  20735                             Gaithersburg, MD  20878

    1181 University Boulevard                      19610 Club House Road
    Langley Park, MD  20783                        Gaithersburg, MD  20879

    12921 Wisteria Drive                           812 Muddy Branch Road
    Germantown, MD  20874                          Gaithersburg, MD  20878

    1009 West Patrick Street                       10211 River Road
    Frederick, MD  21701                           Potomac, MD  20854

    7937 Ritchie Highway                           12331-C Georgia Avenue
    Glen Burnie, MD  21061                         Wheaton, MD  20906

    19781-83 Frederick Road                        14113 Baltimore Avenue
    Germantown, MD  20876                          Laurel, MD  20707

    16823 Crabbs Branch Way                        7290-A Cradlerock Way
    Rockville, MD  20855                           Columbia, MD  21045

    2331-A Forest Drive                            1151 Maryland Route 3 North
    Annapolis, MD  21401                           Gambrills, MD  21054

    3244 Superior Lane                             12228 Viers Mill Road
    Bowie, MD  20715                               Silver Spring, MD  20906

    20000 Goshen Road                              317 Kentlands Blvd.
    Gaithersburg, MD  20879                        Gaithersburg, MD  20878

    12097 Rockville Pike                           215 N. Washington Street
    Rockville, MD  20852                           Rockville, MD  20850

    10159 New Hampshire Avenue                     1336 Crain Highway South
    Hillandale, MD  20903                          Mitchellville, MD  20716

    6264 Central Avenue                            543 Ritchie Highway
    Seat Pleasant, MD  20743                       Severna Park, MD  21146

    7700 Old Georgetown Road                       4745 Dorsey Hall Drive
    Bethesda, MD  20814                            Ellicott City, MD  21042

    15777 Columbia Pike                            1130 Smallwood Drive
    Burtonsville, MD  20866                        Waldorf, MD  20603

    18104 Town Center Drive                        10800 Baltimore Avenue
    Olney, MD  20832                               Beltsville, MD  20705

    6197 Oxon Hill Road                            1040 Largo Center Drive
    Oxon Hill, MD  20745                           Landover, MD  20785

    980 E. Swan Creek Road                         6335 Marlboro Pike
    Fort Washington, MD  20744                     District Heights, MD  20747

    115 University Blvd. West                      7530 Annapolis Road
    Silver Spring, MD  20901                       Lanham, MD  20784

    3828 International Drive                       10821 Connecticut Avenue
    Silver Spring, MD  20906                       Kensington, MD  20895

    9707 Old Georgetown Road                       18006 Mateny Road
    Bethesda, MD  20814                            Germantown, MD  20874

    3400 Crain Highway                             7406 Baltimore Avenue
    Bowie, MD  20716                               College Park, MD  20740

    11241 Georgia Avenue                           10400 Old Georgetown Road
    Wheaton, MD  20902                             Bethesda, MD  20814

    13484 New Hampshire Avenue                     210 Michigan Avenue, N.E.
    Silver Spring, MD  20904                       Washington, D.C.  20017

    2626-T Naylor Road                             4455 Connecticut Avenue, N.W.
    Washington, D.C.  20020                        Washington, D.C.  20008

    4860 Massachusetts Avenue, N.W.                320 Riggs Road, N.E.
    Washington, D.C.  20016                        Washington, D.C.  20011

    4000 Wisconsin Avenue
    Washington, D.C.  20016

    At September 30, 1996, the net book value of the Bank's office facilities (including leasehold improvements) was $144.3 million. See Note 16 to the Consolidated Financial Statements in this report.

    The Bank currently is building a facility in Frederick, Maryland to consolidate the Bank's employees and operations in that area. At September 30, 1996, the Bank had invested $3.5 million in the land and $17.8 million for capital expenditures relating to this facility, of which $0.7 million represents capitalized interest.

    During fiscal 1995, the Bank transferred an office building, which was previously classified as real estate held for investment, to property and equipment and the Bank began to occupy a portion of the building during fiscal 1996 in order to satisfy its need for additional office space.


    In fiscal 1991, the Bank purchased an historic office building and the underlying land in downtown Washington, D.C. with plans to establish a deposit branch office and a trust office in the building. Although the Bank terminated its trust business in fiscal 1991, it still plans to establish a branch in the building.

    The Bank owns additional assets, including furniture and data processing equipment. At September 30, 1996, these other assets had a net book value of $80.8 million. The Bank also has operating leases, primarily for certain automobiles and data processing equipment and software. The leases for automobiles are generally for periods of less than four years; the leases for the data processing equipment and software have month-to-month or year-to-year terms.

                            *   *   *   *   *

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of business, the Trust is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, and the continued development and marketing of certain of its real estate properties, and certain employment claims. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

    In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company (together, the "Companies"), entered into an agreement with the Unites States Department of Justice (the "Department") which commits them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, the Companies have agreed to invest $11.0 million in the African-American community of the Washington D.C. metropolitan area over a five-year period. This commitment obligates the Companies to:
(i) provide $7.0 million over the five-year period in subsidies for below-market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C. and Prince George's County, Maryland; (ii) open two additional mortgage offices in majority African-American neighborhoods in the metropolitan Washington, D.C. area; and
(iii) open one new deposit branch in the Anacostia area of Washington, D.C. The Companies also have agreed over the same five-year period, among other things, to continue efforts to increase their promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. The Companies view these efforts as continuations of their existing programs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.
                                       56

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest (the "Common Shares"). At December 2, 1996, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

===================================================================================================================================

                                                                                   Year Ended September 30
                                                           ------------------------------------------------------------------------

(In thousands, except  per share amounts and other data)       1996           1995          1994           1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                    $     76,839   $     77,285  $     66,044   $     93,245   $   100,179
Operating expenses                                               104,321        109,971       102,087        137,256       127,936
Equity in earnings (losses) of partnership investments             3,374          3,681         1,738           (668)         (208)
Gain (loss) on sales of property                                     (68)         1,664            --            184          (546)
                                                           ------------------------------------------------------------------------
Real estate operating loss                                       (24,176)       (27,341)      (34,305)       (44,495)      (28,511)
                                                           ------------------------------------------------------------------------

Banking:
Interest income                                                  387,511        365,315       334,464        348,814       403,033
Interest expense                                                 188,836        189,114       165,544        167,518       214,761
                                                           ------------------------------------------------------------------------
Net interest income                                              198,675        176,201       168,920        181,296       188,272
Provision for loan losses                                       (115,740)       (54,979)      (29,222)       (60,372)      (89,062)
                                                           ------------------------------------------------------------------------
Net interest income after provision for loan losses               82,935        121,222       139,698        120,924        99,210
                                                           ------------------------------------------------------------------------
Other income:
    Credit card, loan servicing and deposit service fees         324,761        218,572       111,279         91,216        92,291
    Earnings (loss) on real estate held for investment
       or sale, net                                              (24,413)        (5,549)          835        (12,722)      (50,649)
    Gain on sales of assets                                       24,400         12,282        32,217         40,270        44,259
    Gain on sales of mortgage servicing rights                        --          1,397         5,833          4,828         3,750
    Other                                                         19,713          5,923         9,885          7,161        10,766
                                                           ------------------------------------------------------------------------
Total other income                                               344,461        232,625       160,049        130,753       100,417
                                                           ------------------------------------------------------------------------
Operating expenses                                               381,285        298,164       246,560        187,828       156,218
                                                           ------------------------------------------------------------------------
Banking operating income                                          46,111         55,683        53,187         63,849        43,409
                                                           ------------------------------------------------------------------------

Total Company:
Operating income before income taxes,                             21,935         28,342        18,882         19,354        14,898
    extraordinary items, cumulative effect of change in
    accounting principle, and minority interest
Provision for income taxes                                         8,301          2,021         7,025         11,703         7,385
                                                           ------------------------------------------------------------------------
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                             13,634         26,321        11,857          7,651         7,513
Extraordinary items:
    Adjustment for tax benefit of operating loss
        carryovers                                                    --             --            --          7,738         3,817
    Loss on early extinguishment of debt, net of taxes                --             --       (11,315)            --          (132)
                                                           ------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle and minority interest                    13,634         26,321           542         15,389        11,198
Cumulative effect of change in accounting principle                   --             --        36,260             --            --
                                                           ------------------------------------------------------------------------
Income before minority interest                                   13,634         26,321        36,802         15,389        11,198
Minority interest held by affiliates                              (3,962)        (5,721)       (3,963)        (6,582)       (5,261)
Minority interest -- other                                        (9,750)        (9,750)       (9,750)        (4,334)           --
                                                           ------------------------------------------------------------------------
Total company net income (loss)                             $        (78)  $     10,850  $     23,089  $       4,473  $      5,937
                                                           ========================================================================

Net income (loss) available to common shareholders          $     (5,498)  $      5,430  $     17,669  $        (947) $        517

Net income (loss) per common share:
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                       $       1.70   $       4.33  $       1.33  $        0.46  $       0.43
Extraordinary items:
    Adjustment for tax benefit of operating loss
        carryovers                                                    --             --            --           1.60          0.79
    Loss on early extinguishment of debt, net of taxes                --             --         (2.34)            --         (0.03)
                                                           ------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                      1.70           4.33         (1.01)          2.06          1.19
Cumulative effect of change in accounting principle                   --             --          7.51             --            --
                                                           ------------------------------------------------------------------------
Income before minority interest                                     1.70           4.33          6.50           2.06          1.19
Minority interest held by affiliates                               (0.82)         (1.19)        (0.82)         (1.36)        (1.08)
Minority interest -- other                                         (2.02)         (2.02)        (2.02)         (0.90)           --
                                                           ------------------------------------------------------------------------
Total company net income (loss)                             $      (1.14)  $       1.12  $       3.66  $       (0.20) $       0.11
                                                           ========================================================================

-----------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
(Continued)
===================================================================================================================================

                                                                                Year Ended September 30
                                                       ----------------------------------------------------------------------------

(In thousands, except per share amounts and other data)   1996            1995           1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Assets:
Real estate assets                                       $   294,503    $   313,412     $   327,739     $   220,556    $   334,378
    Income-producing properties, net                         156,115        163,787         159,529         162,356        254,700
    Land parcels                                              41,580         38,458          38,455          38,411         50,981
Banking assets                                             5,693,074      4,911,536       4,666,298       4,872,771      4,998,756
Total company assets                                       5,987,577      5,224,948       4,994,037       5,093,327      5,333,134

Liabilities:
Real estate liabilities                                      578,092        555,814         558,109         450,153        522,760
    Mortgage notes payable                                   173,345        184,502         185,730         264,776        429,968
    Notes payable - secured                                  177,500        175,500         175,000              --             --
    Notes payable - unsecured                                 42,367         41,057          40,288          38,661         50,417
Banking liabilities                                        5,388,444      4,619,451       4,413,832       4,634,001      4,885,189
Minority interest held by affiliates                          46,065         43,556          35,632          34,495         27,912
Minority interest - other                                     74,307         74,307          74,307          74,307             --
Total company liabilities                                  6,086,908      5,293,128       5,081,880       5,192,956      5,435,861

Shareholders' deficit                                        (99,331)       (68,180)        (87,843)        (99,629)      (102,727)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in)
  operating activities:
    Real estate                                        $       9,782  $       4,324     $   (10,859)   $     (3,149) $        (884)
    Banking                                                1,745,593      2,095,663       2,218,262       1,137,686      1,026,705
                                                       ----------------------------------------------------------------------------
Total Company                                              1,755,375      2,099,987       2,207,403       1,134,537      1,025,821
                                                       ----------------------------------------------------------------------------

Net cash flows provided by (used in)
  investing activities:
    Real estate                                               (4,907)       (17,143)        (29,118)         (2,999)        (1,333)
    Banking                                               (2,565,469)    (2,269,444)     (1,777,281)       (879,178)    (1,224,100)
                                                       ----------------------------------------------------------------------------
Total Company                                             (2,570,376)    (2,286,587)     (1,806,399)       (882,177)    (1,225,433)
                                                       ----------------------------------------------------------------------------

Net cash flows provided by (used in)
  financing activities:
    Real estate                                               (6,714)          (271)         75,723           3,230            169
    Banking                                                  727,019        160,966        (260,094)       (190,850)       157,183
                                                       ----------------------------------------------------------------------------
Total Company                                                720,305        160,695        (184,371)       (187,620)       157,352
                                                       ----------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                           (94,696)       (25,905)        216,633          64,740        (42,260)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                               9             10               9               9              9
    Number of guest rooms                                      2,261          2,608           2,415           2,356          2,400
    Average occupancy                                             68%            67%             62%             68%            63%
    Average room rate                                         $68.79         $60.82          $57.57          $54.02         $56.54
Shopping centers:
    Number of properties                                         N/A            N/A             N/A              23             23
    Leasable area (square feet)                                  N/A            N/A             N/A       4,408,000      4,416,000
    Average occupancy                                            N/A            N/A             N/A              95%            95%
Office properties:
    Number of properties (1)                                       8              9               9              10             10
    Leasable area (square feet) (1)                        1,308,000      1,368,000       1,363,000       1,537,000      1,537,000
    Leasing percentages (1)                                       93%            84%             93%             85%            92%
Land parcels:
    Number of parcels                                              9             10              10              12             12
    Total acreage                                                446            433             433           1,496          9,529

(1) Includes Dulles South Office Building which is owned by a subsidiary in which the Trust has a 50% interest.
-----------------------------------------------------------------------------------------------------------------------------------




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

FINANCIAL CONDITION

REAL ESTATE

    The Real Estate Trust's investment portfolio at September 30, 1996 consisted primarily of hotels, office and industrial projects, and land parcels. See "Business - Real Estate - Real Estate Investments." In August 1993, the Real Estate Trust transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to Saul Holdings Partnership and a subsidiary limited partnership of Saul Holding Partnership in exchange for securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. See "Business - Real Estate
- Investment in Saul Holdings Limited Partnership."

    Office space in the Real Estate Trust's office property portfolio was 93% leased at September 30, 1996, compared to a leasing rate of 85% at September 30, 1995. At September 30, 1996, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.3 million square feet, of which 214,000 square feet (16%) and 271,000 square feet (21%) are subject to leases whose terms expire in fiscal 1997 and fiscal 1998, respectively.

    The eight hotel properties owned by the Real Estate Trust throughout fiscal 1996 and fiscal 1995 experienced average occupancy rates of 68% and 69%, and average room rates of $66.98 and $62.80, respectively. Four of the hotels registered improved occupancy rates and all eight of the hotels registered higher average room rates in the most recent fiscal year. Overall, the hotel portfolio experienced an average room rate of $68.70 and an average occupancy
rate of 68% during the most recent fiscal year.   At September 30, 1996, the
Real Estate Trust owned nine hotels containing 2,261 rooms. On October 31, 1996, the Real Estate Trust purchased a 115-room Holiday Inn Express hotel in Herndon, Virginia, approximately three miles from the Washington Dulles International Airport.

BANKING

    GENERAL. The Bank recorded operating income of $46.1 million during fiscal 1996, compared to operating income of $55.7 million in fiscal 1995. The decrease in income for fiscal 1996 was primarily attributable to a $60.8 million increase in the provision for loan losses and an $83.1 million increase in non-interest expense (which included the $26.5 million SAIF assessment discussed below), the effect of which was primarily offset by a $111.8 million increase in non-interest income and a $22.5 million increase in net interest income. See "Results of Operations - Fiscal 1996 Compared to Fiscal 1995 - Banking."

    Legislation was enacted on September 30, 1996 that, among other things, imposed on thrift institutions a one-time assessment of 65.7 basis points on their SAIF-insured deposits to recapitalize the SAIF. At September 30, 1996, the Bank accrued an expense amounting to approximately $26.5 million for the SAIF assessment.

    Because of the continued improvement in the financial condition of the Bank, on March 29, 1996, the OTS released the Bank from its written agreement with the OTS, and the Board of Directors of the Bank adopted a resolution addressing certain issues previously addressed by the written agreement. See "Capital."

    Real estate owned, net of valuation allowances, declined 45.3% during fiscal 1996 to $119.9 million at September 30, 1996, from $219.2 million at September 30, 1995. This reduction was primarily due to sales of residential lots or units in the Communities and other smaller residential properties. See "REO."

    The Bank securitized and sold $1.6 billion of receivables pursuant to its funding strategy during fiscal 1996, of which $919.0 million, $96.5 million, $475.3 million and $153.5 million, related to securitizations and sales of credit card, home equity, automobile and home loan receivables, respectively. In addition, the Bank securitized and sold $42.1 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. See "Capital."

    At September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.21%, 5.21%, 5.80% and 10.14%, respectively. The Bank's capital ratios exceeded the requirements under FIRREA as well as the standards established for "adequately-capitalized" institutions under the prompt corrective action regulations issued pursuant to FDICIA. In the September 30, 1996 quarter, the Bank's capital ratios fell below the ratios established for "well-capitalized" institutions for the first time since June 1993. If the SAIF assessment discussed above had not been accrued in the quarter ended September 30, 1996, the Bank's capital ratios would have continued to be sufficient to meet the standards established for "well-capitalized institutions." See "Capital."

    On December 3, 1996, the Bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008, the principal amount of which is includable in the Bank's supplementary capital. In addition, on December 3, 1996, the REIT Subsidiary sold $150 million of REIT Preferred Stock, which is eligible for inclusion as core capital of the Bank in an amount up to 25% of the Bank's total core capital. If these transactions had occurred at September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios would have been 6.67%, 6.67%, 7.65%, and 15.15%, respectively, which would have exceeded the ratios established for "well-capitalized" institutions.

    The Bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent annual examination of the Bank in December 1995.

    ASSET QUALITY.  Non-Performing Assets.  The Bank's level of non-performing
                    ---------------------
assets continued to decline during fiscal 1996. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

                                                          NON-PERFORMING ASSETS
                                                          (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 30,
                                                                     ----------------------------------------------------------
                                                                        1996        1995        1994        1993         1992
                                                                     ----------  ----------  ----------  ----------  ----------
Non-performing assets:
  Non-accrual loans:
          Residential                                                $   8,200   $   8,593   $   8,306   $   9,108   $  12,865
          Commercial and multifamily                                     --            194       --          --          3,694
          Residential construction and ground                            --          --          --          --         11,196
          Commercial construction and ground                             --          --          --          --          3,413
                                                                     ---------   ---------   ---------   ---------   ---------
                  Total non-accrual real estate loans                    8,200       8,787       8,306       9,108      31,168
          Credit card                                                   25,350      18,569      16,229      20,557      26,780
          Consumer and other                                             1,239         595         498         314       3,572
                                                                     ---------   ---------   ---------   ---------   ---------
                  Total non-accrual loans (1)                           34,789      27,951      25,033      29,979      61,520
                                                                     ---------   ---------   ---------   ---------   ---------
  Non-accrual real estate held for investment (1)                        --          --          8,915       8,898       8,892
                                                                     ---------   ---------   ---------   ---------   ---------
  Real estate acquired in settlement of loans                          246,380     354,277     387,024     434,616     541,352
  Reserve for losses on real estate acquired in settlement of loans   (126,519)   (135,043)   (109,074)   (101,462)    (94,125)
                                                                     ---------   ---------   ---------   ---------   ---------
          Real estate acquired in settlement of loans, net             119,861     219,234     277,950     333,154     447,227
                                                                     ---------   ---------   ---------   ---------   ---------
                  Total non-performing assets                        $ 154,650    $247,185   $ 311,898   $ 372,031   $ 517,639
                                                                     ---------   ---------   ---------   ---------   ---------
                                                                     ---------   ---------   ---------   ---------   ---------
Reserve for losses on loans                                          $  95,523     $60,496   $  50,205   $  68,040   $  78,818
Reserve for losses on real estate held for investment                      191         193       9,899      10,182      14,919
Reserve for losses on real estate acquired in settlement of loans      126,519     135,043     109,074     101,462      94,125
                                                                     ---------   ---------   ---------   ---------   ---------
    Total reserves for losses                                        $ 222,233    $195,732   $ 169,178   $ 179,684    $187,862
                                                                     ---------   ---------   ---------   ---------   ---------
                                                                     ---------   ---------   ---------   ---------   ---------

-------------------
(1)  Before deduction of reserves for losses.

                                                                                      SEPTEMBER 30,
                                                                    -----------------------------------------------------
                                                                        1996        1995      1994      1993      1992
                                                                      -------      ------    ------    ------    ------
Ratios:
        Non-performing assets, net to total assets (1)                  1.04%        3.80%     5.40%     6.03%     8.48%

        Reserve for losses on real estate loans to non-accrual
          real estate loans (2)                                       134.44%      123.82%   169.58%   219.29%    53.16%

        Reserve for losses on credit card loans to non-accrual
          credit card loans (2)                                       314.32%      249.47%   212.77%   228.08%   214.96%

        Reserve for losses on consumer and other loans to
          non-accrual consumer and other loans (2)                    388.86%      553.11%   319.28%   376.11%   131.10%

        Reserve for losses on loans to non-accrual loans (2)          274.58%      216.44%   200.56%   226.96%   128.12%

        Reserve for losses on loans to total loans receivable (3)       2.81%        2.05%     1.97%     2.83%     3.52%

----------------
(1) Non-performing assets is presented after all reserves for losses on loans and real estate held for investment or sale.

(2)  Before deduction of reserves for losses.

(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of reserve for losses.

    Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure (prior to the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in fiscal 1994).

    Non-performing assets totaled $154.6 million, after valuation allowances on REO of $126.5 million, at September 30, 1996, compared to $247.2 million, after valuation allowances on REO of $135.0 million, at September 30, 1995. In addition to the valuation allowances on REO, the Bank maintained $26.1 million and $2.3 million of valuation allowances on its non-accrual loans at September 30, 1996, and September 30, 1995, respectively. The decrease in non-performing assets was primarily attributable to a net decrease in REO of $99.4 million.

    Non-accrual Loans.  The Bank's non-accrual loans totaled $34.8 million at
    -----------------
September 30, 1996, compared to $28.0 million at September 30, 1995. At September 30, 1996, non-accrual loans consisted primarily of $8.2 million of non-accrual real estate loans and $25.4 million of non-accrual credit card loans. The $6.8 million increase in non-accrual loans was primarily due to an increase in non-accrual credit card loans, reflecting an industry-wide decline in the performance of such loans.

    At September 30, 1996, the $25.4 million of non-accrual credit card loans were classified for regulatory purposes as substandard and disclosed as non-performing assets because they were 90 days or more past due. At that date, the Bank also had $16.4 million of credit card loans classified for regulatory purposes as substandard which were not either non-performing assets (i.e., credit card loans which are 90 days or more past due) or potential problem assets. The amount classified as substandard but not non-performing assets ($16.4 million) primarily related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. Of the $16.4 million, $2.3 million was current, $7.8 million was 30-59 days past due and $6.3 million was 60-89 days past due at September 30, 1996. All delinquent amounts are included in the table of delinquent loans under "Delinquent Loans."

    REO.  At September 30, 1996, the Bank's REO totaled $119.9 million, after
    ----
valuation allowances on such assets of $126.5 million as set forth in the following table.

                                             Balance
                                              Before                           Balance After
                            # of            Valuation        All Valuation       Valuation         Percent
                         Properties         Allowances        Allowances         Allowances        of Total
                         ----------         ----------        ----------         ----------        --------
                                                                 (Dollars in thousands)

Communities ............     5               $209,573          $114,561            $95,012          79.3%

Residential ground .....     3                 11,207             5,944              5,263           4.4%

Commercial ground  .....     8                 23,203             5,894             17,309          14.4%

Single-family
  residential properties    17                  2,397               120              2,277           1.9%
                            --              ---------         ---------          ---------         ------
  Total REO ............    33               $246,380          $126,519           $119,861         100.0%
                            --              ---------         ---------          ---------         ------
                            --              ---------         ---------          ---------         ------

    During fiscal 1996, REO decreased $99.4 million, which was primarily comprised of $96.3 million in proceeds from REO sales.

    The $96.3 million in REO sales proceeds consisted of five residential ground properties ($21.9 million), 2,295 residential lots in the Communities ($62.2 million), approximately 30.2 acres of commercial land in four of the Communities ($6.6 million), three partial sales of commercial ground ($1.3 million) and various single-family residential properties ($4.3 million).

    Included in the activity discussed above is one transaction in which the Bank sold the remaining residential lots (approximately 2,000) in two of its Communities and two other residential properties at an amount that approximated the net carrying value, after utilization of applicable valuation allowances. The impact of this transaction was to reduce REO, net of all valuation allowances, by $49.2 million. The Bank provided financing of $33.4 million, net of participations, in connection with this sale.

    At September 30, 1996, the Bank had executed contracts to sell one of the residential ground properties at its book value of $1.8 million at that date.

    The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the Bank's assets. In accordance with this objective, management of the Bank continues to pursue several strategies. First, the Bank has focused its efforts on marketing residential building lots directly to homebuilders, and is proceeding with lot development to meet the requirements of existing and new contracts with builders. Second, the Bank continues to seek and negotiate with potential purchasers of remaining retail and commercial ground. Third, the Bank continues to seek potential investors concerning the possibility of larger scale or bulk purchases of remaining ground at the Communities. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, D.C. metropolitan area.

    The principal component of REO consists of the five Communities, four of which are under active development. At September 30, 1996, two of the active Communities had 2,554 remaining residential lots, of which 367 lots (14.4%) were under contract and pending settlement. Four of the active Communities had approximately 294 remaining acres of land designated for commercial use, of which 17.9 acres (6.1%) were under contract and pending settlement. In addition, at September 30, 1996, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

    In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres, in Loudoun County, Virginia, which is in the pre-development stage and was to be developed into approximately 6,200 residential units at September 30, 1996. At September 30, 1996, this property had a book value of $18.9 million, after valuation allowances.

    The Bank has continued to make financing available to homebuilders and home purchasers in an attempt to facilitate sales of lots in the two Communities under active residential development. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.

                                                   Year Ended September 30,
                                           -------------------------------------
                                             1996           1995          1994
                                           --------      ---------     ---------
                                                      (In thousands)

Residential construction loans ........... $49,623        $12,615        $13,367

Single-family permanent loans(1) .........  43,297         50,096         54,642
                                           -------        -------        -------

  Total .................................. $92,920        $62,711        $68,009
                                           =======        =======        =======

--------------------------------

(1) Includes $1.2 million, $2.3 million and $4.4 million of loans classified as held for sale at September 30, 1996, September 30, 1995 and September 30, 1994, respectively.

    The Bank anticipates that it will provide construction financing for a portion of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for a portion of the homes to be sold in the Communities. The Bank's current policy is to sell all such single-family loans for which it provides permanent financing. At

September 30, 1996, $1.2 million of such loans are classified as held for sale and generally are expected to be sold in the first quarter of fiscal 1997.

    In furtherance of its objective of facilitating sales, the Bank has continued development efforts in the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.

                                           Year Ended September 30,
                                   ---------------------------------------
                                      1996           1995           1994
                                   --------      ----------      ---------
                                               (In thousands)

Sales proceeds                     $ 71,023       $ 65,211       $ 78,057
Development costs                    17,931         32,626         44,264
                                   --------        -------       --------
  Net cash flow                      53,092         32,585         33,793
Increase (decrease) in reserves
  and other non-cash items           13,870         16,884         (4,337)
                                   --------        -------       --------
Net decrease in balances of the
  Communities                      $ 66,962       $ 49,469       $ 29,456
                                   --------        -------       --------
                                   --------        -------       --------

    The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

    The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. During fiscal 1996, the Bank capitalized interest in the amount of $2.8 million relating to its four active Communities.

    In accordance with the OTS extensions of the holding periods for certain of its REO, the Bank is required to submit a quarterly status report on its large REO properties. See "Capital - Regulatory Action and Requirements."

    The Bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. The Bank does not anticipate any significant increases in non-performing and potential problem assets.

    Potential Problem Assets.  Although not considered non-performing assets,
    ------------------------
primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems.

    At September 30, 1996, potential problem assets totaled $5.9 million, before valuation allowances of $1.1 million, as compared to $8.2 million, before valuation allowances of $1.5 million, at September 30, 1995. The $2.3 million decrease in potential problem assets was primarily attributable to net principal reductions on such assets.

    Delinquent Loans.   At September 30, 1996, delinquent loans totaled $51.6
    ----------------
million (or 1.6% of loans) compared to $39.7 million (or 1.3% of loans) at September 30, 1995. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1996.

                                          Principal Balance

                           ---------------------------------------------    Total as a
                             Mortgage      Non-Mortgage                    Percentage of
                              Loans           Loans            Total          Loans (1)
                           ------------   ---------------   ------------   ---------------
                                       (Dollars in thousands)


Loans delinquent for:

30-59 days ...............   $ 5,013        $ 28,717          $ 33,730          1.0%

60-89 days ...............       839          17,004            17,843          0.6%
                               -----        --------          --------          ----

  Total                      $ 5,852        $ 45,721          $ 51,573          1.6%
                             -------        --------          --------          ----
                             -------        --------          --------          ----


---------------------
(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances.

    Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $5.9 million at September 30, 1996, from $6.0 million at September 30, 1995.

    Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $45.7 million at September 30, 1996 from $33.7 million at September 30, 1995, and increased as a percentage of total non-mortgage loans outstanding to 2.9% at September 30, 1996 from 2.4% at September 30, 1995. The increased percentage of delinquent non-mortgage loans to total non-mortgage loans outstanding resulted primarily from the increase in delinquent credit card loans, which reflects the industry-wide decline in the performance of such loans.

    Troubled Debt Restructurings.  A troubled debt restructuring occurs when the
    ----------------------------
Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. The following table sets forth loans accounted for as troubled debt restructurings, before deduction of valuation allowances, at the dates indicated.

                                              September 30,
                                      --------------------------
                                          1996           1995
                                      -----------    -----------
                                            (In thousands)
    Troubled debt restructurings.....     $13,618        $17,344
                                      -----------    -----------
                                      -----------    -----------

    At September 30, 1996, loans accounted for as troubled debt restructurings included two commercial permanent loans with principal balances totaling $13.2 million and one commercial collateralized loan with a principal balance of $0.4 million. The $3.7 million decrease in loans accounted for as troubled debt restructurings from September 30, 1995, resulted from the principal repayment of one residential ground loan with a principal balance of $3.4 million, which was accounted for as a troubled-debt restructuring at September 30, 1995, and other net principal reductions. At September 30, 1996, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

    Real Estate Held for Investment.  At September 30, 1996 and 1995, real
    -------------------------------
estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

    Allowances for Losses. The following tables show loss experience by asset
    ---------------------
type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets which the Bank disposed of during such years.


                  ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS
                                 (DOLLARS IN THOUSANDS)



                                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------------------------------
                                                                1996         1995       1994        1993        1992
                                                              --------      -------    ------      ------      ------

Balance at beginning of year                                  $ 60,496      $50,205    $68,040     $78,818     $89,745
                                                              --------      -------    -------     -------     -------

Provision for loan losses                                      115,740       54,979     29,222      60,372      86,453
                                                              --------      -------    -------     -------     -------

Charge-offs:
   Residential                                                     867        1,174      1,641          45         581
   Commercial and multifamily                                      -            -          112         766       1,855
   Ground                                                          -          1,768      2,027       4,274       1,650
   Residential construction                                        -            -          -           -         1,971
   Commercial construction                                         -            -          447         -         1,431
   Credit card                                                  84,805       50,172     55,754      76,141     100,391
   Consumer and other                                            6,375        3,463      1,058       3,664       1,898
                                                              --------      -------    -------     -------     -------

     Total charge-offs                                          92,047       56,577     61,039      84,890     109,777
                                                              --------      -------    -------     -------     -------

Recoveries:
   Residential                                                      32           20        -          -           -
   Credit card                                                  10,720       11,219     13,525      13,438      12,038
   Other                                                           582          650        457         302         359
                                                              --------      -------    -------     -------     -------

     Total recoveries                                           11,334       11,889     13,982      13,740      12,397
                                                              --------      -------    -------     -------     -------

Charge-offs, net of recoveries                                 80,713       44,688     47,057      71,150      97,380
                                                              --------      -------    -------     -------     -------

Balance at end of year                                        $ 95,523      $60,496    $50,205     $68,040     $78,818
                                                              --------      -------    -------     -------     -------
                                                              --------      -------    -------     -------     -------

Provision for loan losses to average loans (1)                    3.94%        1.85%       1.08%       2.83%      3.59%
Net loan charge-offs to average loans (1)                         2.75%        1.51%       1.74%       3.33%      4.04%
Ending reserve for losses on loans to total loans (1) (2)         2.81%        2.05%       1.97%       2.83%      3.52%



(1) Includes loans held for sale and/or securitization.

(2) Before deduction of reserves.


                           COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE
                                         (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                                 1996                     1995                   1994
                                        -----------------------   ---------------------  --------------------
                                                   PERCENT OF              PERCENT OF             PERCENT OF
                                                    LOANS TO                LOANS TO               LOANS TO
                                        AMOUNT     TOTAL LOANS   AMOUNT    TOTAL LOANS  AMOUNT   TOTAL LOANS
                                        -------    -----------   ------    -----------  ------   -----------

Balance at end of year allocated to:
Residential permanent                   $   925       47.4%      $  929        47.3%    $ 1,384      53.8%
Home equity                                 446        0.9          164         1.0         133       1.4
Commercial and multifamily                8,398        2.3        8,523         2.9       8,506       3.3
Residential construction                    823        0.6        1,159         0.8       1,455       1.2
Commercial construction                      15        0.1           56         0.2         245       0.2
Ground                                      417        1.2           49         0.1       2,362       0.6
Credit card                              79,681       33.1       46,325        34.4      34,530      25.5
Consumer and other                        4,818       14.4        3,291        13.3       1,590      14.0
                                        -------                 -------                 -------
  Total                                 $95,523                 $60,496                 $50,205
                                        -------                 -------                 -------
                                        -------                 -------                 -------

                                                        SEPTEMBER 30,
                                         -------------------------------------------
                                                 1993                  1992
                                         ---------------------  --------------------
                                                  PERCENT OF            PERCENT OF
                                                   LOANS TO              LOANS TO
                                         AMOUNT   TOTAL LOANS  AMOUNT   TOTAL LOANS
                                         ------   -----------  ------   -----------

Balance at end of year allocated to:
Residential permanent                    $ 4,235      53.6%    $ 2,335      41.6%
Home equity                                  250       2.5         504       9.9
Commercial and multifamily                 9,606       3.9       5,907       2.7
Residential construction                   4,125       1.5       4,470       2.6
Commercial construction                      345       0.4         729       0.5
Ground                                     1,412       0.7       2,624       1.0
Credit card                               46,886      31.4      57,566      38.9
Consumer and other                         1,181       6.0       4,683       2.8
                                         -------               -------
  Total                                  $68,040               $78,818
                                         -------               -------
                                         -------               -------


                 ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF
                   REAL ESTATE HELD FOR INVESTMENT OR SALE
                                 (IN THOUSANDS)


                                                 YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------
                                      1996       1995       1994       1993       1992
                                    --------   --------   --------   --------   --------
Balance at beginning of year:
  Real estate held for investment   $    193   $  9,899   $ 10,182   $ 14,919   $  4,161
  Real estate held for sale          135,043    109,074    101,462     94,125     53,337
                                    --------   --------   --------   --------   --------
    Total                            135,236    118,973    111,644    109,044     57,498
                                    --------   --------   --------   --------   --------

Provision for real estate losses:
  Real estate held for investment         (2)    (6,974)      (283)     1,470     12,673
  Real estate held for sale           26,343     33,295     14,335     28,945     47,923
                                    --------   --------   --------   --------   --------
      Total                           26,341     26,321     14,052     30,415     60,596
                                    --------   --------   --------   --------   --------

Charge-offs:
  Real estate held for investment:
    Commercial ground                     --      2,732         --         --      1,550
    Commercial permanent                  --         --         --         --        365
    Commercial construction               --         --         --      6,207         --
                                    --------   --------   --------   --------   --------
      Total                               --      2,732         --      6,207      1,915
                                    --------   --------   --------   --------   --------

  Real estate held for sale:
    Residential                           --         --         --         --      3,002
    Residential construction              --      1,924        911         79         --
    Residential ground                34,867        103         --        259        348
    Commercial ground                     --      2,827         --      1,353      3,785
    Commercial permanent                  --         --      5,812        761         --
    Commercial construction               --      2,472         --     19,156         --
                                    --------   --------   --------   --------   --------
      Total                           34,867      7,326      6,723     21,608      7,135
                                    --------   --------   --------   --------   --------

    Total charge-offs on real estate
      held for investment or sale     34,867     10,058      6,723     27,815      9,050
                                    --------   --------   --------   --------   --------

Balance at end of year
  Real estate held for investment        191        193      9,899     10,182     14,919
  Real estate held for sale          126,519    135,043    109,074    101,462     94,125
                                    --------   --------   --------   --------   --------
      Total                         $126,710   $135,236   $118,973   $111,644   $109,044
                                    --------   --------   --------   --------   --------
                                    --------   --------   --------   --------   --------

                                      COMPONENTS OF ALLOWANCE FOR LOSSES
                                   ON REAL ESTATE HELD FOR INVESTMENT OR SALE
                                               (IN THOUSANDS)



                                                                               SEPTEMBER 30,
                                                    ---------------------------------------------------------------------------
                                                       1996            1995            1994            1993            1992
                                                    ----------      ----------      ----------      ----------      ----------
Allowance for losses on real estate
 held for investment:
   Commercial and multifamily                       $      --       $       --      $    7,793      $    7,945      $    8,037
   Commercial construction                                 --               --              --              --           4,995
   Ground                                                  --               --           1,975           1,972           1,682
   Other                                                  191              193             131             265             205
                                                    ---------       ----------      ----------      ----------      ----------
    Total                                                 191              193           9,899          10,182          14,919
                                                    ---------       ----------      ----------      ----------      ----------
Allowance for losses on real estate
 held for sale:
   Residential                                            112              184              66             102             447
   Home equity                                              8                2               4              53              21
   Commercial and multifamily                              --               --             142           4,678           1,705
   Commercial construction                                 --               --           1,216           1,387          15,439
   Residential construction                                --               --           1,942           2,924           2,294
   Ground                                             126,399          134,857         105,704          92,318          74,219
                                                    ---------       ----------      ----------      ----------      ----------
    Total                                             126,519          135,043         109,074         101,462          94,125
                                                    ---------       ----------      ----------      ----------      ----------
    Total allowance for losses on real
     estate held for investment or sale             $ 126,710       $  135,236      $  118,973      $  111,644      $  109,044
                                                    ---------       ----------      ----------      ----------      ----------
                                                    ---------       ----------      ----------      ----------      ----------


    The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $26.5 million from the level at September 30, 1995, to $222.2 million at September 30, 1996. The $26.5 million increase was primarily attributable to increased valuation allowances on credit card loans.

    The following table shows valuation allowances for losses on performing and non-performing assets at the dates indicated.

                                                      September 30, 1996
                                     ----------------------------------------------------
                                      Performing
                                                         Non-performing           Total
                                     ------------       ----------------      -----------
                                                        (In thousands)

Allowances for losses on:

Loans:
  Real estate ...................      $ 10,293            $     731           $ 11,024

  Credit card ...................        54,331               25,350             79,681

  Consumer and other ............         4,802                   16              4,818
                                       --------             --------             ------

  Total allowance for losses and
   loans ........................        69,426               26,097             95,523
                                       --------             --------             ------

  Real estate held for investment           191                   -                 191


  Real estate held for sale .....            -               126,519            126,519
                                       --------             --------            -------

  Total allowance for losses on real
   estate held for investment or
   sale .........................           191              126,519            126,710
                                       --------             --------            -------

Total allowance for losses ......     $  69,617            $ 152,616          $ 222,233
                                       --------             --------          ---------
                                       --------             --------          ---------

                                                       September 30, 1995
                                       -----------------------------------------------------
                                       Performing         Non-performing           Total
                                       ------------     ------------------  ----------------
                                                          (In thousands)

Allowances for losses on:

Loans:
  Real estate ....................     $  10,441            $     439          $  10,880
  Credit card ....................        44,468                1,857             46,325
  Consumer and other .............         3,287                    4              3,291
                                        --------             --------             ------
  Total allowance for losses and loans    58,196                2,300             60,496
                                        --------             --------             ------


Real estate held for investment ..           193                   -                 193

Real estate held for sale ........            -               135,043            135,043
                                        --------             --------            -------

Total allowance for losses on real
 estate held for investment or
 sale ............................           193              135,043            135,236
                                        --------             --------            -------

Total allowance for losses               $58,389             $137,343           $195,732
                                        --------             --------           --------
                                        --------             --------           --------


    The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $137.7 million at September 30, 1996, which constituted 54.1% of total non-performing real estate assets, before valuation allowances. This amount represented an $8.4 million decrease from the September 30, 1995 level of $146.1 million, or 40.2% of total non-performing real estate assets, before valuation allowances at that date.

    Beginning October 1, 1994, the Bank has provided additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities. During fiscal 1996, the Bank provided an additional $6.4 million of general valuation allowances against its Communities pursuant to this policy.

    When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or written down to fair value, less estimated selling costs, on the basis of an appraisal. Such initial write-downs represent management's best estimate of exposure to the Bank at the time that the collateral becomes REO and in effect substitutes for valuation allowances that would otherwise be recorded if the collateral had not become REO. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. Depending on the nature of the information, these new valuation allowances may be valuation allowances, which reflect additional impairment with respect to a specific asset, or may be unallocated valuation allowances, which provide protection against changes in asset valuation factors. The allowance for losses on real estate held for sale at September 30, 1996 is in addition to approximately $50.8 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at September 30, 1996.

    The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

    Net charge-offs of credit card loans for fiscal 1996 were $74.1 million, compared to $39.0 million for fiscal 1995. The increase in net charge-offs resulted primarily from continued maturation of the Bank's portfolio and reflects the industry-wide decline in the performance of credit card loans. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances and conditions or events that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of valuation allowances established at the beginning of the fiscal period.

    The allowance for losses on credit card loans increased to $79.7 million at September 30, 1996 from $46.3 million at September 30, 1995, primarily because of a $56.7 million increase in the provision for losses on such loans. The increase in the provision for losses on credit card loans reflected an industry-wide decline in the performance of credit card loans. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans increased to 314.3% and 7.1%, respectively, at September 30, 1996, from 249.5% and 4.6%, respectively, at September 30, 1995.

    The allowance for losses on consumer and other loans increased to $4.8 million at September 30, 1996 from $3.3 million at September 30, 1995, primarily because of the increased volume of consumer and other loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 388.9% and 1.0%, respectively, at September 30, 1996 compared to 553.1% and 0.8%, respectively, at September 30, 1995.

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

    The Bank is pursuing an asset-liability management strategy to control its risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of ARMs, adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At September 30, 1996, adjustable-rate loans accounted for 78.6% of total loans, of which 63.7% will adjust in one year or less.

    In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

    A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. A negative gap like that shown below for the Bank implies that, if market interest rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets. In a period of rising market interest rates, a negative gap implies that the differential effect on the average yield on interest-earning assets and the average cost of interest-bearing liabilities will decrease the

Bank's net interest spread and thereby adversely affect the Bank's operating results. Conversely, in a period of declining interest rates, a negative gap may result in an increase in the Bank's net interest spread. This analysis assumes a parallel shift in interest rates for instruments of different maturities and does not reflect the possibility that retail deposit pricing changes may lag behind those of wholesale market funds which, in a period of rising interest rates, might serve to mitigate the decline in net interest spread.

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

    The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1996, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

                                         INTEREST RATE SENSITIVITY TABLE (GAP)
                                                (DOLLARS IN THOUSANDS)




                                                               MORE THAN      MORE THAN     MORE THAN
                                                               SIX MONTHS     ONE YEAR     THREE YEARS
                                                 SIX MONTHS     THROUGH        THROUGH       THROUGH     MORE THAN
                                                  OR LESS      ONE YEAR      THREE YEARS    FIVE YEARS   FIVE YEARS      TOTAL
                                                 ----------    ----------    ----------    ----------    ----------    ---------

As of September 30, 1996
Mortgage loans:
 Adjustable-rate                                  $ 305,001    $  369,435    $  706,341     $114,247      $  7,645     $1,502,669
 Fixed-rate                                          11,719         7,381        32,808       86,417        29,406        167,731
 Loans held for sale                                 76,064         --           --             --            --           76,064
 Home equity credit lines and second mortgages       39,223           238           788          578         1,495         42,322
Credit card and other                               962,605        23,637        58,166       42,723        68,748      1,155,879
Loans held for securitization and sale              450,000         --           --             --            --          450,000
Mortgage-backed securities                          313,926       764,195       206,981        4,792        16,523      1,306,417
Other investments                                   218,958         --            4,996         --            --          223,954
                                                 ----------    ----------    ----------     --------      --------     ----------
   Total interest-earning assets                  2,377,496     1,164,886     1,010,080      248,757       123,817      4,925,036
Total non-interest earning assets                     --            --            --            --         768,038        768,038
                                                 ----------    ----------    ----------     --------      --------     ----------
   Total assets                                  $2,377,496    $1,164,886    $1,010,080     $248,757      $891,855     $5,693,074
                                                 ----------    ----------    ----------     --------      --------     ----------
                                                 ----------    ----------    ----------     --------      --------     ----------

Deposits:
 Fixed maturity deposits                        $   661,743    $  236,079    $  203,411     $102,439      $   --       $1,203,672
 NOW, statement and passbook accounts             1,344,738        39,811       132,596       90,248       192,329      1,799,722
 Money market deposit accounts                    1,002,688         --            --            --            --        1,002,688
Borrowings:
 Capital notes -- subordinated                       10,000         --            --            --         150,000        160,000
 Other                                              892,039         1,964         8,881        5,434         5,165        913,483
                                                 ----------    ----------    ----------     --------      --------     ----------
 Total interest-bearing liabilities               3,911,208       277,854       344,888      198,121       347,494      5,079,565
Total non-interest bearing liabilities                --            --            --            --         308,879        308,879
Stockholders' equity                                  --            --            --            --         304,630        304,630
                                                 ----------    ----------    ----------     --------      --------     ----------
   Total liabilities & stockholders' equity      $3,911,208    $  277,854    $  344,888     $198,121      $961,003     $5,693,074
                                                 ----------    ----------    ----------     --------      --------     ----------
                                                 ----------    ----------    ----------     --------      --------     ----------

Gap                                             $(1,533,712)   $  887,032    $  665,192     $ 50,636     $(223,677)
Cumulative gap                                  $(1,533,712)   $ (646,680)   $   18,512     $ 69,148     $(154,529)
Adjustment for interest rate caps  (1)          $   475,000    $  375,000    $  193,750     $   --       $    --
Adjusted cumulative gap                         $(1,058,712)   $ (271,680)   $  212,262     $ 69,148     $(154,529)
Adjusted cumulative gap as a percentage
 of total assets                                      (18.6)%        (4.8)%         3.7%         1.2%         (2.7)%

---------------------
(1) At September 30, 1996, the Bank had $500,000 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.



    The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 4.8% at September 30, 1996, compared to a negative 5.3% at September 30, 1995. As noted above, the Bank's negative one-year gap might adversely affect the Bank's net interest spread and earnings if interest rates rise and the Bank is unable to take steps to reduce its gap. The improvement in the Bank's one-year gap was primarily attributable to an increase in short-term assets at September 30, 1996 resulting from the scheduled maturity of mortgage-backed balloon securities as well as an increase in one year ARM mortgage-backed securities.

    During fiscal 1995, the Bank purchased a series of interest rate caps which management believes will limit significantly its exposure to rising short-term interest rates during a four-year period which began July 1, 1995 and will end June 30, 1999. The Bank's Interest Rate Sensitivity Table reflects the reduction in risk provided by these caps. The initial level of the protection was a notional principal amount of $600 million, and such protection declined to $500 million at September 30, 1996, and will decline to $200 million by March 31, 1998. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a counterparty receiving the highest investment rating from Standard & Poor's Corporation. Such payments would be equal to the product of (a) the amount by which one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party.

    In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13.

    At September 30, 1996, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the OTS capital regulations been in effect. See "Business - Banking - Regulation - Regulatory Capital."

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

    DEFERRED TAX ASSET. At September 30, 1996, the Bank recorded a net deferred tax asset of $42.6 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes.

    TAX SHARING PAYMENTS. During fiscal 1996, after receiving OTS approval, the Bank made tax sharing payments totaling $25.0 million to the Trust. See
Note 32 to the Consolidated Financial Statements in this report.

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

    The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. In fiscal 1996, the Real Estate Trust sold $7.4 million of Unsecured Notes. The table under "Recent Liquidity Trends" below provides information at September 30, 1996 with respect to the maturities of Unsecured Notes outstanding at such date.

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

    Through December 1, 1996, the Trust has purchased either in the open market or through dividend reinvestment 1,487,430 shares of common stock of Saul Centers (representing 12.3% of such company's outstanding common stock). These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

    The Real Estate Trust is currently selling Unsecured Notes, with a maturity ranging from one to ten years, principally to provide funds to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt at the lower interest rates prevailing in today's market. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

    In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At September 30, 1996, borrowings under the facility were $2.5 million and unrestricted availability was $4.6 million.

    In the first quarter of fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one -year term, after which the loan amount amortizes over a two-year period. Interest in computed by reference to the floating rate index. At September 30, 1996, availability under this facility was entirely restricted pending the delivery of collateral by the Real Estate Trust. In November 1996, the Real Estate Trust deposited collateral with the bank, enabling it to have unrestricted availability of $5.9 million.

    The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1996 for fiscal years commencing October 1, 1996 is set forth in the following table:


                                Debt Maturity Schedule
                                    (In thousands)
-----------------------------------------------------------------------------------------
                       Mortgage       Notes Payable-      Notes Payable-
Fiscal Year              Notes           Secured            Unsecured            Total
-----------           ----------     ----------------    ----------------      ----------
   1997               $   17,994        $   2,500        $     5,751          $   26,245
   1998                    7,413               --              7,413              14,826
   1999                   17,076               --             15,986              33,062
   2000                   18,856               --              6,080              24,936
   2001                    5,075               --              3,822               8,897
Thereafter               106,931          175,000              3,315             285,246
                         -------        ---------        -----------           ---------
  Total               $  173,345        $ 177,500        $    42,367          $  393,212
                     -----------        ---------        -----------         -----------
                     -----------        ---------        -----------         -----------
-----------------------------------------------------------------------------------------

    Of the $173.3 million of mortgage debt outstanding at September 30, 1996, $133.7 million was nonrecourse to the Real Estate Trust.

    The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

    The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1996 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

    The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of the written agreement with the OTS (see "Banking - Regulation - Regulatory Capital") should enhance prospects for the Real Estate Trust of receiving tax sharing payments and dividends from the Bank. The Bank made tax sharing payments of $25.0 million to the Real Estate Trust during fiscal 1996; however, the Real Estate Trust does not expect to receive tax sharing payments of such magnitude in the future.

    During fiscal 1996, the Real Estate Trust received $6.8 million in dividends from the Bank. OTS regulations tie Chevy Chase's ability to pay dividends to specific levels of regulatory capital and earnings. See
"Business - Banking - Regulation - Dividends and Other Capital Distributions."

        As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 1996, the Real Estate Trust received total cash distributions $5.5 million from Saul Holdings Partnership.

BANKING

    LIQUIDITY. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

    The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level is currently 5.0%. The Bank's average liquidity ratio for the month ended September 30, 1996 was 13.1%, compared to 17.5% for the month ended September 30, 1995. The Bank met the liquidity level requirements for each month of fiscal 1996.

    The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans and trading securities, (iv) securitizations and sales of loans and (v) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September
30, 1996, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $1.0 billion, $10.0 million and $1.3 billion, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.0 billion at September 30, 1996, after market-value and other adjustments.

    Chevy Chase has accessed the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including credit card, home equity credit line, home loan and automobile loan receivables, because such securitizations provide the Bank with a source of financing at competitive rates and assist the Bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

    Since 1988, the Bank has securitized approximately $8.6 billion of credit card, home equity credit line, automobile and home loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 1996, the Bank serviced $3.9 billion, $416.4 million, $505.6 million and $141.1 million of securitized credit card, home equity credit line, automobile and home loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income may be adversely affected by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools.

    The Bank's securitization transactions transfer the risk of repayment on securitized assets to a trust which holds the receivables and issues the asset-backed certificates and ultimately the risk of repayment is transferred to the holders of those certificates. The Bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust (such as a "seller certificate"). In its securitizations, the Bank typically retains a limited amount of recourse through one or more means. Most often, limited recourse is retained through the establishment of "spread accounts." Occasionally other structures, such as overcollateralization, are used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interest in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the Bank.

    Pursuant to OTS's "low level recourse rule" (which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained), the Bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a "pay out event" is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the Bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained (including amounts outstanding in the spread accounts and the amount of any subordinated interest), which, as noted above, constitute a dollar-for-dollar capital requirement for the Bank. The Bank also retains risk through the Bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates (unless and to the extent recourse is retained through an express subordination) and are on-balance sheet assets against which the Bank must maintain capital.

    In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $919.0 million of credit card receivables, $475.3 million of automobile loan receivables, $96.5 million of home equity credit line receivables and $153.5 million of home loan receivables during fiscal 1996. Additionally, during fiscal 1996, the Bank securitized and sold $42.1 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. At September 30, 1996, the Bank was considering the securitization and sale of (i) approximately $950.0 million of credit card receivables, including $225.0 million of receivables outstanding at September 30, 1996 and $725.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending March 31, 1997; and (ii) approximately $325.0 million of automobile loan receivables, including $225.0 million of receivables outstanding at September 30, 1996 and $100.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending March 31, 1997.

    Another significant source of liquidity for the Bank during fiscal 1996 was proceeds from the sales of trading securities in the amount of $363.4 million. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

    The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For fiscal 1996, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $15.3 billion, repay borrowings of $3.2 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $2.6 billion, purchase investments and loans of $1.1 billion and meet operating expenses, before depreciation and amortization, of $347.1 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $15.3 billion, proceeds from borrowings of $3.9 billion, proceeds from sales of loans, trading securities and real estate of $2.4 billion, and principal and interest collected on investments, loans, and securities of $831.0 million.

    The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line, automobile and home loan receivables and amounts on deposit in certain spread accounts through the asset-backed securitizations. Of the $5.1 billion of outstanding trust certificate balances at September 30, 1996, the primary recourse to the Bank was approximately $128.0 million.

    The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At September 30, 1996, recourse to the Bank under these arrangements was approximately $4.3 million.

    The Bank's commitments at September 30, 1996 are set forth in the following table:

                                                    (In thousands)
    Commitments to originate loans                    $   78,781
                                                      ----------

    Loans in process (collateralized loans):

      Home equity .........................              522,168

      Real estate construction ............               22,377

      Commercial and multifamily ..........               27,589
                                                      ----------
                                                         572,134
                                                      ----------
    Loans in process (unsecured loans):

      Credit cards ........................           14,749,181

      Overdraft lines .....................               69,821

      Commercial ..........................                  845
                                                         -------
                                                      14,819,847
                                                      ----------

       Total commitments to extend credit..           15,470,762

    Letters of credit .....................               24,694

    Recourse arrangements on asset-backed
     securitizations ......................              128,029

    Recourse arrangements on mortgage-backed securities    4,268
                                                         -------

    Total commitments .....................          $15,627,753
                                                     -----------
                                                     -----------


    Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.7% of commitments at September 30, 1996.

    At September 30, 1996, repayments of borrowed money scheduled to occur during the next 12 months were $793.4 million. Certificates of deposit maturing during the next 12 months amounted to $897.8 million, of which a substantial portion is expected to remain with the Bank.

    There were no material commitments for capital expenditures at September 30, 1996.

    The Bank's liquidity requirements in years subsequent to fiscal 1996 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

    CAPITAL. At September 30, 1996, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "adequately capitalized" institutions under OTS prompt corrective action regulations. In the September 30, 1996 quarter, the Bank's capital ratios fell below the ratios established for "well-capitalized" institutions for the first time since June 1993. If the SAIF assessment discussed below had not been made in the quarter ended September 30, 1996, the Bank's capital ratios would have continued to be sufficient to meet the standards established for well-capitalized institutions.

    The following table shows the Bank's regulatory capital levels at September 30, 1996, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

                             REGULATORY CAPITAL
                           (DOLLARS IN THOUSANDS)

                                                                                MINIMUM                    EXCESS
                                                      ACTUAL               CAPITAL REQUIREMENT             CAPITAL
                                           -------------------------    -------------------------    -------------------
                                                         AS A %                    AS A %                        AS A %
                                             AMOUNT    OF ASSETS (4)    AMOUNT    OF ASSETS          AMOUNT    OF ASSETS
                                           ---------  --------------   --------- -----------        --------  ----------
Capital per financial statements          $  339,160
 Net unrealized holding losses (1)             1,875
                                          ----------
Adjusted capital                             341,035

Adjustments for tangible and core capital:
 Intangible assets                           (41,051)
 Non-includable subsidiaries  (2) (4)         (3,622)
 Non-qualifying purchased/originated
   loan servicing                                 --
                                          ------------
     Total tangible capital                   296,362     5.21%         $  85,255     1.50%         $ 211,107      3.71%
                                          ------------    ------         ---------     -----         ---------      -----
                                          ------------    ------         ---------     -----         ---------      -----

     Total core capital (3) (4)               296,362     5.21%         $ 227,346    4.00%         $  69,016      1.21%
                                          ------------    ------         ---------     -----         ---------      -----
                                                          ------         ---------     -----         ---------      -----

     Tier 1 risk-based capital (3)            296,362     5.80%         $  204,519   4.00%          $  91,843      1.80%
                                          ------------    ------         ---------     -----         ---------      -----
                                                          ------         ---------     -----         ---------      -----

Adjustments for risk-based capital:
 Subordinated capital debentures              150,000
 Allowance for general loan losses             87,953
                                           -----------
  Total supplementary capital                 237,953
 Excess allowance for loan losses             (23,744)
                                           -----------
 Adjusted supplementary capital               214,209
                                           -----------
  Total available capital                     510,571
 Equity investments (2)                       (19,657)
                                           -----------
  Total risk-based capital (4)             $  490,914      10.14%       $  409,038     8.00%         $  81,876      2.14%
                                           ------------     ------        ---------     -----         ---------      -----
                                           ------------     ------        ---------     -----         ---------      -----

---------------------------------
(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.

(2) Reflects an aggregate offset of $1.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(4) Effective July 1, 1996, the percentage of non-includable subsidiaries phased-out from core capital increased from 60% to 100%.

    Regulatory Action and Requirements.  In connection with the termination
    ----------------------------------
of the Bank's written agreement, the Board of Directors of the Bank adopted a resolution which, among other things, authorizes the Bank: (i) to make tax sharing payments to the Trust of up to $15 million relating to any single fiscal year without OTS approval; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

    The Bank has been able to maintain capital compliance in recent periods despite the gradual phase-out of various assets from regulatory capital. As of September 30, 1996, the Bank had $40.2 million in supervisory goodwill, all of which was excluded from core capital, $20.7 million in equity investments, after subsequent valuation allowances, all of which were fully deducted from total risk-based capital, and $3.8 million, after subsequent valuation allowances, of extensions of credit to, and investments in, non-includable subsidiaries, all of which were fully deducted from all three FIRREA capital requirements. Pursuant to OTS guidelines, $1.2 million of general valuation allowances maintained against the Bank's non-includable subsidiaries and equity investments is available as a "credit" against the deduction from capital otherwise required for such investments.

    OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In November 1996, the Bank received from the OTS a one-year extension of the holding periods for certain of its REO properties. The following table sets forth the Bank's REO at September 30, 1996, after valuation allowances of $126.5 million, by the fiscal year in which the property was acquired through foreclosure.

                      Fiscal Year         (In thousands)
                      -----------          ------------

               1990(1)(2) .................  $  30,236

               1991(2) ....................     68,910

               1992(2) ....................      3,339

               1993 .......................      4,903

               1994 .......................      1,811

               1995 .......................      7,503

               1996 .......................      3,159
                                              --------

             Total REO ....................  $ 119,861
                                             ---------
                                             ---------

--------------------------------------------

(1) Includes REO with an aggregate net book value of $19.7 million, which the Bank treats as equity investments for regulatory capital purposes.

(2) Includes REO, with an aggregate net book value of $82.8 million, for which the Bank received an extension of the holding periods through November 12, 1997.

    Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1996, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.21%, 5.80% and 10.14%, respectively, which exceeded the ratios established for "adequately capitalized" institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," or from "adequately capitalized" to "undercapitalized" if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

    On December 3, 1996, the Bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008. The Bank received net proceeds of $96.3 million from the sale of the 1996 Debentures which will be used for general corporate purposes. The Bank has received OTS approval to include the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

    In addition, on December 3, 1996, the REIT Subsidiary sold $150.0 million of its REIT Preferred Stock and received net cash proceeds of $144.0 million Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events (specifically, if the appropriate federal regulatory agency directs in writing an exchange of the REIT Preferred Stock for Series B Preferred Stock because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to FDICIA,
(ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized", anticipates the Bank becoming "undercapitalized" in the near term). The Bank has received OTS approval to include the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable until January 15, 2007, and is redeemable thereafter at the option of the Reit Subsidiary. If these transactions had occurred at September 30, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based capital ratios would have been 6.67%, 6.67%, 7.65% and 15.15%, respectively.

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

    The Bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, non-interest income from securitizations of credit card and home equity credit line receivables and income from gains on sales of credit card accounts (or "relationships"), loans and mortgage-backed securities have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the Bank's principal expenses are operating expenses.

REAL ESTATE

    The following table sets forth, for the fiscal years ended September 30, 1996, 1995 and 1994, direct operating results for the Real Estate Trust's (i) hotel properties and (ii) commercial properties (consisting of office and industrial properties).

                                                         Year Ended September 30,
                                                      -------------------------------
                                                       1996        1995        1994
                                                      -------------------------------
                                                             (In thousands)
HOTELS (1)
Revenue
    Room sales..................................     $ 38,932   $  37,984  $  31,676
    Food sales .................................        9,804      10,235      8,696
    Beverage sales..............................        2,570       2,739      2,648
    Other ......................................        2,939       3,146      3,026
                                                      -------     -------    -------
         Total revenues ........................       54,245      51,104     46,046
                                                      -------     -------    -------

Direct operationg expenses
    Payroll ....................................       15,140      16,687     14,989
    Cost of sales  .............................        4,439       4,645      4,269
    Utilities ..................................        2,734       3,216      3,181
    Repairs and maintenance ....................        2,624       2,836      2,468
    Advertising and promotion ..................        2,848       2,510      2,276
    Property taxes .............................        1,410       1,354        943
    Insurance ..................................          590         624        583
    Other ......................................        6,290       6,166      5,165
                                                      -------     -------    -------
         Total direct operating expenses .......       36,075      38,038     33,874
                                                      -------     -------    -------
Income after direct operating expenses .........     $ 18,170   $  16,066  $  12,172
                                                     ========   =========  =========
COMMERCIAL PROPERTIES (2)
(Office and Industrial Properties )
Revenue
    Base rent ..................................     $ 16,374   $  17,490  $  15,345
    Expense recoveries .........................          874         930        967
    Other ......................................          342         392        503
                                                      -------     -------    -------
         Total revenues ........................       17,590      18,812     16,815
                                                      -------     -------    -------

Direct operating expenses
    Utilities ..................................        2,133       2,364      2,324
    Repairs and maintenance ....................        2,037       2,028      1,792
    Real estate taxes ..........................        1,425       1,337      1,383
    Payroll ....................................          599         579        566
    Insurance ..................................          236         263        256
    Other ......................................          821         838        651
                                                      -------     -------    -------
         Total direct operating expenses .......        7,251       7,409      6,972
                                                      -------     -------    -------
Income after direct operating expenses .........     $ 10,339   $  11,403 $    9,843
                                                      =======     =======    =======

---------------------------------------------
(1) Includes the results of the Real Estate Trust's acquisition of a 192-room hotel on November 30, 1994 and results of a 344-room hotel until it was sold on October 6, 1995.
(2) Includes the results of an office project until it was reclassified as a land parcel on December 31, 1995.

FISCAL 1996 COMPARED TO FISCAL 1995

REAL ESTATE

    The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $13.5 million and an operating loss of $24.2 million for fiscal 1996, compared to a loss before depreciation and amortization of debt expense of $17.2 million and an operating loss of $27.3 million for fiscal 1995. Of the $3.1 million positive variance in the operating loss, approximately $2.1 million was due to improved results from operations in fiscal 1996, and $1.0 million reflected the net change from fiscal 1995 results which included a $2.7 million writedown of real estate to net realizable value and a $1.7 gain on sale of property.

    Income after direct operating expenses from hotel properties increased $2,104,000 (13.1%) from such income in fiscal 1995. Room sales increased by $948,000 (2.5%) as a result of higher room rates. Food, beverage, and miscellaneous sales were down by a total of $807,000 and payroll expense was lower by $1,547,000, largely due to the sale of the Norfolk hotel early in October 1995. Other operating expenses reflected decreases of $416,000, also due to the sale.

    Income after direct operating expenses from commercial properties decreased $1,064,000 (9.9%) in fiscal 1996. Gross income declined $1,222,000 (6.8%)
largely due to vacancies at 8201 Greensboro Drive. Partially offsetting this reduction in income was a decline in operating expenses of $158,000 (2.2%). The leasing percentage of 8201 Greensboro Drive at September 30, 1996, was 85%.

    Interest expense decreased $724,000 (1.8%) in fiscal 1996 as a result of lower average borrowings, which were $395.6 million in fiscal 1996 as compared to the prior year's average borrowings of $403.7 million. The average cost of borrowings increased slightly to 10.31% in fiscal 1996 from 10.25% during the prior year.

    Amortization of debt expense increased $198,000 (41.6%) due to the expense of a new $8.0 million line of credit which was obtained in fiscal 1996 and the first full year of expense for the $15.0 million line of credit which had been obtained during fiscal 1995.

    Depreciation increased $306,000 (3.2%) in fiscal 1996 as a result of new tenant improvements and property renovations in excess of the reduction in depreciation caused by the sale of a hotel.

    Advisory, management and leasing fees paid to related parties increased $47,000 (0.6%) in fiscal 1996. The monthly advisory fee in fiscal 1996 was $301,000 for the period October 1995 through March 1996 and $306,000 for the period April 1996 through September 1996 as compared to $292,000 throughout fiscal 1995, which represented an aggregate increase of $141,000 (4.0%). Management and leasing fees were lower in the current year by $94,000 (2.4%) as a result of lower gross income on which fees are based.

    General and administrative expense decreased $918,000 (39.6%) in fiscal 1996, principally as a result of high legal costs incurred in fiscal 1995 in litigation with a tenant.

    The fiscal 1995 write-down of real estate to net realizable value reflected as $1.2 million reduction in the carrying value of a hotel property and a $1.5 million write-off of restaurant assets. The Real Estate Trust sold the hotel property on October 6, 1995. There were no comparable write-downs or write-offs during fiscal 1996.

    Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1996, the Real Estate Trust recorded earnings of $3.4 million from such investments compared to earnings of $3.7 million in the prior year.

BANKING

    OVERVIEW. The Bank recorded operating income of $46.1 million for the year ended September 30, 1996 ("fiscal 1996"), compared to operating income of $55.7 million for the year ended September 30, 1995 ("fiscal 1995"). The decrease in pre-tax income for fiscal 1996 was primarily attributable to a $60.8 million increase in the provision for loan losses and an $83.1 million increase in non-interest expenses (which included the $26.5 million SAIF assessment discussed previously - see "Business - Banking - Regulation - Deposit Insurance Premiums"), the effect of which was partially offset by a $111.8 million increase in non-interest income and a $22.5 million increase in net interest income.

    NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $22.5 million (or 12.8%) in fiscal 1996. The Bank would have recorded additional interest income of $9.1 million in fiscal 1996 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $1.3 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Banking - Asset Quality -Non-Performing Assets."

    The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

                                                   NET INTEREST MARGIN ANALYSIS
                                                      (DOLLARS IN THOUSANDS)

                                                                         YEAR ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------
                                                                    1996                          1995
                                                       ----------------------------   ----------------------------
                                        SEPTEMBER 30
                                             1996      AVERAGE               YIELD/   AVERAGE               YIELD/
                                         YIELD/RATE    BALANCES   INTEREST    RATE    BALANCES   INTEREST    RATE
                                        ------------   --------   --------   ------   --------   --------   ------
Assets:
 Interest-earning assets:
   Loans receivable, net (1)               11.41%     $2,940,242  $317,847   10.81%   $2,968,376  $294,554   9.92%
Mortgage-backed securities                  6.05         834,198    50,955    6.11       981,253    60,623   6.18
   Federal funds sold and
   securities purchased under
   agreements to resell                       --         185,794    10,195    5.49        65,865     3,756   5.70
   Trading securities                         --          13,477       953    7.07         4,843       373   7.70
   Investment securities                    5.68           6,033       315    5.22         4,405       194   4.40
   Other interest-earning
    assets                                  5.34         164,783     7,246    4.40       126,792     5,815   4.59
                                                       ---------   -------             ---------   -------
    Total                                   9.70       4,144,527   387,511    9.35     4,151,534   365,315   8.80
                                          ------                   -------   -----                 -------  -----

Non-interest earning assets:
   Cash                                                  161,925                         131,345
   Real estate held for
    investment or sale                                   161,092                         287,564
   Property and equipment, net                           197,351                         161,109
   Cost in excess of net assets
    acquired, net                                          3,289                           5,470
   Other assets                                          248,870                         156,172
                                                      ----------                      ----------
    Total assets                                      $4,917,054                      $4,893,194
                                                      ----------                      ----------
                                                      ----------                      ----------
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
   Deposit accounts:
     Demand deposits                        2.42        $921,704    23,137    2.51    $  875,551    23,721   2.71
     Savings deposits                       3.43         944,211    31,936    3.38     1,048,783    35,125   3.35
     Time deposits                          5.32       1,261,685    69,179    5.48     1,025,111    53,033   5.17
     Money market deposits                  3.88         990,392    38,317    3.87     1,070,531    42,420   3.96
                                                       ---------    ------             ---------    ------
     Total deposits                         3.90       4,117,992   162,569    3.95     4,019,976   154,299   3.84
   Borrowings                               6.04         369,831    26,267    7.10       496,938    34,815   7.01
                                                       ---------    ------             ---------   -------
     Total liabilities                      4.35       4,487,823   188,836    4.21     4,516,914   189,114   4.19
                                            ----                   -------   -----                 -------  -----
Non interest-bearing items:
 Non-interest bearing deposits                            74,250                          69,734
 Other liabilities                                        51,338                          48,702
 Stockholders' equity                                    303,643                         257,844
                                                      ----------                      ----------
   Total liabilities and
    stockholders' equity                              $4,917,054                      $4,893,194
                                                      ----------                      ----------
                                                      ----------                      ----------

Net interest income                                               $198,675                        $176,201
                                                                  --------                        --------
                                                                  --------                        --------
Net interest spread (2)                                                       5.14                           4.61
                                                                             -----                          -----
                                                                             -----                          -----

Net yield on interest-earning
 assets (3)                                                                   4.79                           4.24%
                                                                             -----                          -----
                                                                             -----                          -----
Interest-earning assets to
  interest-bearing liabilities                                               92.35                          91.91%
                                                                             -----                          -----
                                                                             -----                          -----

                                            YEAR ENDED SEPTEMBER 30,
                                        -------------------------------
                                                       1994
                                           ----------------------------

                                           AVERAGE              YIELD/
                                           BALANCES   INTEREST   RATE
                                           --------   --------  ------
Assets:
 Interest-earning assets:
   Loans receivable, net (1)              $2,706,132  $255,328   9.44%
Mortgage-backed securities                 1,229,898    70,937   5.77
   Federal funds sold and
   securities purchased under
   agreements to resell                       63,050     2,277   3.61
   Trading securities                         15,655     1,019   6.51
   Investment securities                       4,594       197   4.29
   Other interest-earning
    assets                                   138,163     4,706   3.41
                                           ---------   -------
    Total                                  4,157,492   334,464   8.04
                                                       -------  -----

Non-interest earning assets:
   Cash                                      116,388
   Real estate held for
    investment or sale                       356,993
   Property and equipment, net               138,489
   Cost in excess of net assets
    acquired, net                              8,110
   Other assets                              163,766
                                          ----------
    Total assets                          $4,941,238
                                          ----------
                                          ----------
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
   Deposit accounts:
     Demand deposits                        $847,158    23,176   2.74
     Savings deposits                      1,208,041    40,720   3.37
     Time deposits                           751,299    29,723   3.96
     Money market deposits                 1,149,671    37,305   3.24
                                           ---------    ------
     Total deposits                        3,956,169   130,924   3.31
   Borrowings                                622,010    34,620   5.57
                                           ---------   -------
     Total liabilities                     4,578,179   165,544   3.62
                                                       -------  -----
Non interest-bearing items:
 Non-interest bearing deposits                61,895
 Other liabilities                            37,059
 Stockholders' equity                        264,105
                                          ----------
   Total liabilities and
    stockholders' equity                  $4,941,238
                                          ----------
                                          ----------

Net interest income                                   $168,920
                                                      --------
                                                      --------
Net interest spread (2)                                          4.42%
                                                                -----
                                                                -----

Net yield on interest-earning
 assets (3)                                                      4.06%
                                                                -----
                                                                -----
Interest-earning assets to
  interest-bearing liabilities                                  90.81%
                                                                -----
                                                                -----

------------------

 (1)     Includes loans held for sale and/or securitization.
         Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($7,980), ($10,062), and ($4,097) of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1996, 1995 and 1994.

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

                  VOLUME AND RATE CHANGES IN NET INTEREST INCOME
                                (IN THOUSANDS)

                                YEAR ENDED SEPTEMBER 30, 1996      YEAR ENDED SEPTEMBER 30, 1995
                                          COMPARED TO                        COMPARED TO
                                YEAR ENDED SEPTEMBER 30, 1995      YEAR ENDED SEPTEMBER 30, 1994
                                     INCREASE (DECREASE)                INCREASE (DECREASE)
                                    DUE TO CHANGE IN (1)                DUE TO CHANGE IN (1)
                                -----------------------------       ----------------------------
                                                     TOTAL                                 TOTAL
                              VOLUME      RATE       CHANGE         VOLUME      RATE      CHANGE
                              ------      ----       ------         ------      ----      ------

Interest income:
 Loans (2)                   $(2,823)     26,116     $23,293       $25,727     $13,499     $39,226

 Mortgage-backed securities   (8,989)       (679)     (9,668)      (15,094)      4,780     (10,314)

 Federal funds sold and
  securities purchased under
  agreements to resell         6,582        (143)      6,439           106       1,373       1,479

 Trading securities              613         (33)        580          (405)       (241)       (646)

 Investment securities            80          41         121            (8)          5          (3)

 Other interest-earning
  assets                       1,681        (250)      1,431          (413)      1,522       1,109
                             --------     -------    --------       -------     ------      -------
    Total interest income     (2,856)     25,052      22,196         9,913      20,938      30,851
                             --------     -------    --------       -------     ------      -------

Interest expense:

 Deposit accounts              3,803       4,467       8,270         2,139      21,236      23,375

 Borrowings                   (8,991)        443      (8,548)       (7,752)      7,947         195
                             --------     -------    --------       -------     ------      -------
    Total interest expense    (5,188)      4,910        (278)       (5,613)     29,183      23,570
                             --------     -------    --------       -------     ------      -------

Increase (decrease) in
 net interest income          $2,332     $20,142     $22,474       $15,526     $(8,245)      $7,281
                             --------     -------    --------       -------     ------      -------
                             --------     -------    --------       -------     ------      -------

------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rates.

(2) Includes loans held for sale and/or securitization.

    Interest income in fiscal 1996 increased $22.2 million from the level in fiscal 1995, primarily as a result of higher average yields earned by the Bank on its loan portfolio. Higher average balances of federal funds sold and securities purchased under agreements to resell and other interest-earning assets also contributed to the increase in interest income. The effect on interest income of higher average yields on the loan portfolio and higher average balances was offset in part by lower average balances of mortgage-backed securities and loans receivable.

    The Bank's net yield on interest-earning assets increased to 4.79% in fiscal 1996 from 4.24% in fiscal 1995. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable rate products and higher yields on other consumer loans. The positive effect of the increase on the Bank's net yield was offset in part by increased interest rates on the Bank's interest-bearing liabilities.

    Interest income on loans, the largest category of interest-earning assets, increased by $23.3 million (or 7.9%) from fiscal 1995 primarily because of higher average yields on the loan portfolio, which were partially offset by lower average balances. The average yield on the loan portfolio in fiscal 1996 increased by 89 basis points (to 10.81% from 9.92%) from the average yield in fiscal 1995. The higher yields were primarily due to increases in the average net yield on credit card loans from 13.94% to 15.50% and on automobile loans from 8.84% to 11.75%. The increase in the yield on credit card loans was primarily a result of risk management strategies that have repriced upward the yield on higher risk credit card accounts and the expiration of promotional introductory rates. The increase was primarily responsible for a $17.0 million (or 12.2%) increase in interest income from credit card loans. The increase in the net yield on automobile loans was primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries. Higher average balances of consumer loans other than automobile loans, which increased $61.3 million (or 50.9%), also contributed to the increase in interest income on loans. The increased average balances of other consumer loans resulted primarily from the higher origination volume of home improvement and commercial loans during fiscal 1996, and was largely responsible for an $11.2 million (or 102.5%) increase in interest income on other consumer loans. The effect on interest income of higher average net yields and higher average balances of certain consumer loans was offset in part by an $84.3 million decrease in the average balances of automobile loan receivables due to the securitization and sale of $475.3 million of such receivables during fiscal 1996.

    Interest income on mortgage-backed securities decreased $9.7 million (or 15.9%) primarily because of lower average balances. The reduced mortgage-backed securities balances in fiscal 1996 reflected the effects of scheduled principal paydowns and unscheduled principal prepayments. The negative effect of the lower average balances was compounded by a decrease in the average interest rates on these securities from 6.18% to 6.11%.

    Other interest income increased $7.9 million (or 82.2%) in fiscal 1996 primarily as a result of higher average balances on federal funds sold and securities purchased under agreements to resell which increased by $119.9 million (or 182.1%) and, to a lesser extent, higher average balances on other interest-earning assets.

    Interest expense decreased $0.3 million in fiscal 1996 primarily because of a decrease of $127.1 million (or 25.6%) in the average balances of the Bank's borrowings, which resulted in an $8.5 million decrease in interest expense during fiscal 1996 for such liabilities. The decrease in interest expense on borrowings is primarily due to a $6.2 million, a $1.3 million and a $0.7 million decrease in interest expense on securities sold under repurchase agreements, bonds payable and FHLB advances, respectively, resulting from lower average balances. The decrease in interest expense on securities sold under repurchase agreements was primarily a result of a $101.9 million decrease in the average balances of such liabilities as the Bank's deposit base has increased in recent periods. The decrease in interest expense on bonds payable was due to the assumption of bonds payable in April 1995 by the purchaser of two residential apartment buildings that were securing the bonds. A $6.6 million decline in the average balances of FHLB advances contributed to the $0.7 million decrease in the interest expense on such liabilities. The positive effect of such lower average balances was offset in part by an increase in the average borrowing rate (to 7.10% from 7.01%).

    The decrease in interest on borrowings was partially offset by an $8.3 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased primarily as a result of an increase in average rates (to 3.95% from 3.84%), which reflected a shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $98.0 million.

    PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $115.7 million in fiscal 1996 from $55.0 million in fiscal 1995.
 The $60.8 million increase over the prior year was primarily attributable to a $56.7 million increase in the provision for losses on credit card loans primarily because of increased charge-offs of such loans, reflecting an industry-wide decline in the performance of credit card loans. See "Financial Condition - Banking - Asset Quality - Allowances for Losses."

    OTHER INCOME. The increase in other (non-interest) income to $344.5 million in fiscal 1996 from $232.6 million in fiscal 1995 was primarily attributable to increases in loan servicing fees, credit card fees and gain on sales of loans. The positive effect of these items on other income was partially offset by an increase in loss on real estate held for investment or sale.

    An increase of $49.0 million in excess spread income and $20.8 million of servicing fees earned by the Bank for servicing its portfolios of securitized credit card loans contributed to an increase of $79.8 million (or 43.3%) in loan servicing fees. Such excess spread income and servicing fees have increased in recent periods as a result of greater securitization activity by the Bank.

    Credit card fees, consisting of membership fees, late charges, over-the-limit fees, interchange fees and cash advance charges, increased $20.9 million (or 212.2%) in fiscal 1996 from the level in fiscal 1995. The increase was primarily attributable to changes in the fee structure for the Bank's credit card programs during fiscal 1996.

    Gain on sales of loans increased by $10.4 million (or 80.4%) primarily because of additional gains recognized on the securitization and sales of automobile, home equity credit line and home loan receivables during fiscal 1996.

    The $19.2 million increase in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.5 million in the equity earnings in partnership income and a decrease of $12.5 million in the gain recorded on sales of the Bank's real estate held for investment or sale.

    OPERATING EXPENSES. Operating expenses for fiscal 1996 increased $83.1 million (27.9%) from the level in fiscal 1995. The primary reason for the increase was the $26.5 million SAIF assessment included in deposit insurance premiums. Other expense categories with increases include salaries and employee benefits, loan and data processing. The $19.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $12.5 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods, and a $3.1 million valuation allowance against mortgage servicing rights. The $8.8 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

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

    Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1995, the Real Estate Trust recorded earnings of $3.7 million from such investments compared to earnings of $1.8 million in the prior year.

BANKING

    OVERVIEW. The Bank recorded operating income of $55.7 million for the year ended September 30, 1995 ("fiscal 1995"), compared to operating income of $53.2 million for the year ended September 30, 1994 ("fiscal 1994"). The increase in income for fiscal 1995 was primarily attributable to a $72.6 million increase in other (non-interest) income resulting primarily from an increase in loan servicing fees and a $7.3 million increase in net interest income. The positive effect of these items on income was partially offset by a $51.6 million increase in operating expenses and a $25.8 million increase in the provision for loan losses.

    NET INTEREST INCOME. Net interest income, before the provision for loan losses, increased $7.3 million (or 4.3%) in fiscal 1995. The Bank would have recorded additional interest income of $7.2 million in fiscal 1995 if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $2.0 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Banking - Asset Quality - Non-Performing Assets."

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

    Interest income on loans, the largest category of interest-earning assets, increased by $39.2 million (or 15.4%) from fiscal 1994. The increase in interest income on loans was primarily attributable to higher average balances. Average balances of consumer loans (other than credit card loans), principally automobile loans, increased $150.7 million (or 63.6%) in fiscal 1995. The higher balances were largely responsible for the increase of $15.2 million (or 78.5%) in interest income on consumer loans. Average balances of credit card loans increased $84.7 million (or 9.2%) during fiscal 1995, largely as a result of new account originations. The increase in balances of such loans contributed to a $14.2 million (or 11.4%) increase in interest income from these assets. Average balances of single-family residential permanent loans increased $70.2 million (or 5.3%) as a result of increased originations of such loans during the current year. Interest income on these loans increased $9.8 million (or 10.8%) from fiscal 1994. Average balances of home equity credit line loans declined in fiscal 1995, largely as a result of the Bank's securitization and sale activity. The securitization and sale of $181.9 million and $150.5 million of home equity credit line receivables in September 1994 and 1995, respectively, more than offset the originations of $128.9 million of such loans during fiscal 1995, and resulted in a decline of $25.4 million (or 18.0%) in average balances of home equity credit line receivables.

    Higher average net yields on the loan portfolio also contributed to the increase in interest income on loans. The average yield on the loan portfolio in fiscal 1995 increased by 48 basis points (to 9.92% from 9.44%) from the average yield in fiscal 1994. An increase in the average yield on credit card loans to 13.94% from 13.67% and on automobile loans to 8.84% from 7.37% contributed to the increase in loan portfolio interest income. Increases in the average yields on single-family residential permanent loans (to 7.28% from 6.92%), home equity credit line loans (to 8.74% from 6.96%), commercial permanent loans (to 6.95% from 6.66%) and construction loans (to 11.53% from 8.27%) also contributed to the increased income on such assets. The increase in the average yields on these loans reflected the upward adjustment of interest rates on such loans to reflect increases in market interest rates to which rates on such products are indexed.

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

    Interest expense increased $23.6 million in fiscal 1995 primarily because of an increase of $23.4 million in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average rates (to 3.84% from 3.31%), which reflected higher market interest rates in fiscal 1995 and a shift in the composition of the Bank's deposits to higher yielding certificates of deposit (average rates on certificates of deposits increased 30.6%, to 5.17% from 3.96%) as well as, to a lesser extent, an increase in average deposit balances of $63.8 million. See "Financial Condition - Banking - Asset and Liability Management."

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

    OTHER INCOME. The increase in other (non-interest) income to $232.6 million in fiscal 1995 from $160.0 million in fiscal 1994 was primarily attributable to an increase in loan servicing fees. The positive effect of this item on other income was partially offset by decreases in most other categories of non-interest income.

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

    Gain on sales of credit card relationships and loans, net decreased by $17.6 million primarily because the Bank realized a significant gain from the sale of credit card relationships (or accounts) in fiscal 1994, but did not consummate any such sale in fiscal 1995.

    Gain on sales of mortgage servicing rights decreased by $4.4 million as a result of a decline in the volume of mortgage servicing rights sold during the current period. During fiscal 1995 and 1994, the Bank sold the rights to service mortgage loans with principal balances of approximately $148.1 million and $383.9 million, respectively.

    The $6.4 million decrease in earnings on real estate held for investment or sale was primarily attributable to an increase of $12.3 million in the provision for losses on such assets and a decrease of $1.6 million in the operating income generated by the REO properties. See "Financial Condition - Asset Quality - Allowances for Losses." Partially offsetting these items was a $4.1 million increase in partnership earnings recorded on real estate held for investment and a $3.4 million increase in the gain recorded on sales of the Bank's REO properties.

    The $4.0 million decline in other income was primarily a result of the establishment of a reserve on a fixed asset. A $6.2 million reserve, previously established as a reserve against an REI property, was transferred with such property to property and equipment. See "Financial Condition - Banking - Real Estate Held for Investment."

    OPERATING EXPENSES. Operating expenses for fiscal 1995 increased $51.6 million (20.9%) from the level in fiscal 1994. The main components of the higher operating expenses were increases in salaries and employee benefits, data processing and other expenses. The $21.0 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card operations. The $12.5 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1995. The $15.6 million increase in other operating expenses was primarily a result of increased credit card fraud losses during fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:


                                                                          Page
                                                                          ----
    (a)  Report of Independent Public Accountant.                         F-2

    (b)  Consolidated Balance Sheets - As of September 30,                F-3
         1996 and 1995.

    (c)  Consolidated Statements of Operations - For the                  F-4
         years ended September 30, 1996, 1995 and 1994.

    (d)  Consolidated Statements of Shareholders' Deficit - For the       F-6
         years ended September 30, 1996, 1995 and 1994.

    (e)  Consolidated Statements of Cash Flows - For the
         years ended September 30, 1996, 1995 and 1994.                   F-7

    (f)  Notes to Consolidated Financial Statements.                      F-9

The selected quarterly financial data included in Note 35 of Notes to the Consolidated Financial Statements referred to above are incorporated herein by reference.

Summary financial information with respect to the Bank is also included in Part I, Item 1.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
   B.F. Saul Real Estate Investment Trust


We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ Arthur Andersen LLP



Washington, D.C.
December 3, 1996

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================
                                                                                                             September 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                            $     121,417   $     122,649
    Commercial                                                                                             106,496         111,646
    Other                                                                                                    4,715           4,632
                                                                                                     --------------  --------------
                                                                                                           232,628         238,927
    Accumulated depreciation                                                                               (76,513)        (75,140)
                                                                                                     --------------  --------------
                                                                                                           156,115         163,787
Land parcels                                                                                                41,580          38,458
Cash and cash equivalents                                                                                   15,516          17,355
Other assets                                                                                                81,292          93,812
                                                                                                     --------------  --------------
                    Total real estate assets                                                               294,503         313,412
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    213,394         198,096
Interest-bearing deposits                                                                                   53,031          51,186
Securities purchased under agreements to resell                                                                 --         110,000
Loans held for sale                                                                                         76,064          68,679
Loans held for securitization and sale                                                                     450,000         500,000
Investment securities (market value $9,820 and $4,371, respectively)                                         9,818           4,370
Mortgage-backed securities (market value $1,307,838 and $879,720, respectively)                          1,306,417         880,208
Loans receivable (net of allowance for losses of $95,523 and $60,496, respectively)                      2,772,967       2,327,222
Federal Home Loan Bank stock                                                                                31,940          31,940
Real estate held for investment or sale (net of allowance for losses of $126,710
    and $135,236, respectively)                                                                            123,489         222,860
Property and equipment, net                                                                                225,135         180,438
Cost in excess of net assets acquired, net                                                                   2,399           4,173
Excess spread assets, net                                                                                   42,602          25,640
Mortgage servicing rights, net                                                                              32,790          28,573
Other assets                                                                                               353,028         278,151
                                                                                                     --------------  --------------
                    Total banking assets                                                                 5,693,074       4,911,536
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $   5,987,577   $   5,224,948
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     173,345   $     184,502
Notes payable - secured                                                                                    177,500         175,500
Notes payable - unsecured                                                                                   42,367          41,057
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         31,563              --
Other liabilities and accrued expenses                                                                      40,434          41,872
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          578,092         555,814
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,164,037       4,159,252
Securities sold under repurchase agreements and other short-term borrowings                                637,141          10,435
Notes payable                                                                                                7,277           7,514
Federal Home Loan Bank advances                                                                            269,065         155,052
Custodial accounts                                                                                           7,415           7,413
Amounts due to banks                                                                                        44,423          32,240
Other liabilities                                                                                           99,086          87,545
Capital notes -- subordinated                                                                              160,000         160,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            5,388,444       4,619,451
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        46,065          43,556
Minority interest -- other                                                                                  74,307          74,307
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        6,086,908       5,293,128
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (156,084)       (123,943)
Net unrealized holding loss                                                                                 (1,500)         (2,490)
                                                                                                     --------------  --------------
                                                                                                           (57,483)        (26,332)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (99,331)        (68,180)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $   5,987,577   $   5,224,948
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================
                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands, except per share amounts)                                                 1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                               $      54,245   $      54,104   $      46,046
Commercial properties                                                                       17,590          18,812          16,815
Other                                                                                        5,004           4,369           3,183
                                                                                     --------------  --------------  --------------
Total income                                                                                76,839          77,285          66,044
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                  36,075          38,038          33,874
    Commercial properties                                                                    7,251           7,409           6,972
    Land parcels and other                                                                   1,637           1,348           1,383
Interest expense                                                                            39,840          40,564          39,370
Amortization of debt expense                                                                   674             476           1,206
Depreciation                                                                                10,020           9,714           9,082
Advisory, management and leasing fees - related parties                                      7,423           7,376           6,793
General and administrative                                                                   1,401           2,319           2,027
Write-down of real estate to net realizable value                                               --           2,727           1,380
                                                                                     --------------  --------------  --------------
Total expenses                                                                             104,321         109,971         102,087
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                3,374           3,681           1,738
Gain (loss) on sale of property                                                                (68)          1,664              --
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                           $     (24,176)  $     (27,341)  $     (34,305)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                $     317,847   $     294,554   $     255,328
Mortgage-backed securities                                                                  50,955          60,623          70,937
Trading securities                                                                             953             373           1,019
Investment securities                                                                          315             194             197
Other                                                                                       17,441           9,571           6,983
                                                                                     --------------  --------------  --------------
Total interest income                                                                      387,511         365,315         334,464
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                           162,569         154,299         130,924
Short-term borrowings                                                                       10,407          18,094          11,439
Long-term borrowings                                                                        15,860          16,721          23,181
                                                                                     --------------  --------------  --------------
Total interest expense                                                                     188,836         189,114         165,544
                                                                                     --------------  --------------  --------------
Net interest income                                                                        198,675         176,201         168,920
Provision for loan losses                                                                 (115,740)        (54,979)        (29,222)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                         82,935         121,222         139,698
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                                            30,765           9,855          21,054
Loan servicing fees                                                                        264,096         184,275          69,878
Deposit servicing fees                                                                      29,900          24,442          20,347
Gain (loss) on sales of trading securities, net                                              1,158            (600)          1,695
Earnings (loss) on real estate held for investment or sale, net                            (24,413)         (5,549)            835
Gain on sales of credit card relationships and loans, net                                   23,242          12,882          30,522
Gain on sales of mortgage servicing rights, net                                                 --           1,397           5,833
Other                                                                                       19,713           5,923           9,885
                                                                                     --------------  --------------  --------------
Total other income                                                                         344,461         232,625         160,049
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================
                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands, except per share amounts)                                                 1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                       $     127,597   $     108,432   $      87,390
Loan                                                                                        28,241          15,745          14,870
Property and equipment                                                                      34,362          28,799          25,729
Marketing                                                                                   53,705          46,117          46,441
Data processing                                                                             52,021          43,270          30,766
Deposit insurance premiums                                                                  37,362          10,749          11,527
Amortization of cost in excess of net assets acquired                                        1,775           2,411           2,801
Other                                                                                       46,222          42,641          27,036
                                                                                     --------------  --------------  --------------
Total operating expenses                                                                   381,285         298,164         246,560
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                             $      46,111   $      55,683   $      53,187
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income before income taxes, extraordinary item, cumulative effect of change in accounting principle,
    and minority interest                                                            $      21,935   $      28,342   $      18,882
Income tax provision                                                                         8,301           2,021           7,025
                                                                                     --------------  --------------  --------------
Income before extraordinary item, cumulative effect
    of change in accounting principle and minority interest                                 13,634          26,321          11,857
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                          --              --         (11,315)
                                                                                     --------------  --------------  --------------
Income before cumulative effect of change in accounting
    principle and minority interest                                                         13,634          26,321             542
Cumulative effect of change in accounting principle                                             --              --          36,260
                                                                                     --------------  --------------  --------------
Income before minority interest                                                             13,634          26,321          36,802
Minority interest held by affiliates                                                        (3,962)         (5,721)         (3,963)
Minority interest -- other                                                                  (9,750)         (9,750)         (9,750)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME  (LOSS)                                                     $         (78)  $      10,850   $      23,089
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                     $      (5,498)  $       5,430   $      17,669
NET INCOME (LOSS) PER COMMON SHARE
  Income before extraordinary item, cumulative
   effect of change in accounting principle and minority interest                    $        1.70   $        4.33   $        1.33
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                          --              --           (2.34)
                                                                                     --------------  --------------  --------------
Income (loss) before cumulative effect of change in accounting
    principle and minority interest                                                           1.70            4.33           (1.01)
Cumulative effect of change in accounting principle                                             --              --            7.51
                                                                                     --------------  --------------  --------------
Income before minority interest                                                               1.70            4.33            6.50
Minority interest held by affiliates                                                         (0.82)          (1.19)          (0.82)
Minority interest -- other                                                                   (2.02)          (2.02)          (2.02)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                   $       (1.14)  $        1.12   $        3.66
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================


                                                                                               For the Year Ended September 30
                                                                                     ----------------------------------------------
(Dollars in thousands, except per share amounts)                                         1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------


PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)                                           $         516   $        516    $         516
                                                                                     --------------  --------------  --------------


COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                                 6,642           6,642           6,642
                                                                                     --------------  --------------  --------------


PAID-IN SURPLUS
Beginning and end of year                                                                   92,943          92,943          92,943
                                                                                     --------------  --------------  --------------


DEFICIT
Beginning of year                                                                         (123,943)       (134,793)       (157,882)

Net income (loss)                                                                              (78)         10,850          23,089

Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions ($0.97 per share)                                                       (500)             --              --
        Distributions payable ($61.17 per share)                                           (31,563)             --              --

                                                                                     --------------  --------------  --------------
End of year                                                                               (156,084)       (123,943)       (134,793)
                                                                                     --------------  --------------  --------------


Net unrealized holding losses                                                               (1,500)         (2,490)        (11,303)
                                                                                     --------------  --------------  --------------


TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                               (41,848)        (41,848)        (41,848)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' DEFICIT                                                          $     (99,331)  $     (68,180)  $     (87,843)
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================
                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands)                                                                           1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                    $     (15,924)  $     (12,032)  $       7,239
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                            10,020           9,714           9,082
    (Gain) loss on sale of property                                                             68          (1,654)             --
    Write-down of real estate to net realizable value                                           --           2,727           1,380
    Increase in accounts receivable and accrued income                                      (4,869)           (224)           (516)
    (Increase) decrease in deferred tax asset                                                1,881          10,836         (19,028)
    (Increase) decrease in accounts payable and accrued expenses                               430             317          (5,473)
    (Increase) decrease in tax sharing receivable                                           14,533          (5,685)        (12,015)
    Amortization of debt expense                                                               674             476           1,206
    Equity in earnings of unconsolidated entities                                           (3,374)         (3,681)         (1,738)
    Loss on early extinguishment of debt                                                        --              --           4,982
    Other                                                                                    6,343           3,530           4,022
                                                                                     --------------  --------------  --------------
                                                                                             9,782           4,324         (10,859)
                                                                                     --------------  --------------  --------------
Banking
Net income                                                                                  15,846          28,603          15,850
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                 112            (435)         (1,301)
    Depreciation and amortization                                                           24,635          21,690          18,292
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                     9,575           4,590           8,857
    Capitalized interest on real estate held for investment or sale                         (3,462)         (4,512)         (4,386)
    Originations of mortgage servicing rights                                               (6,205)         (1,514)             --
    Loss on extinguishment of debt                                                              --              --          10,476
    Provision for loan losses                                                              115,740          54,979          29,222
    Net fundings of loans held for sale  and/or securitization                            (690,589)       (390,634)       (874,917)
    Proceeds from sales of trading securities                                              363,364         239,147         688,811
    Proceeds from sales of loans held for sale and/or securitization                     1,984,484       2,188,531       2,276,391
    Proceeds from sales of spread accounts                                                  42,140          59,200              --
    Provision for losses on real estate held for investment or sale                         26,341          26,321          14,052
    Earnings on real estate                                                                 (2,278)        (18,882)        (11,366)
    (Gain) loss on sales of trading securities, net                                         (1,158)            600          (1,695)
    Gain on sales of credit card relationships and loans, net                              (23,242)        (12,882)        (30,522)
    Minority interest held by affiliates                                                     3,962              --           3,963
    Minority interest - other                                                                9,750           9,750           9,750
    (Increase) decrease in excess spread assets                                            (16,962)           (442)          2,375
    (Increase) decrease in other assets                                                   (103,211)       (145,918)         25,441
    Increase in other liabilities                                                           23,724          23,981          18,125
    Increase (decrease) in tax sharing payable                                             (14,533)          5,685          12,015
    Other operating activities, net                                                        (12,440)          1,779           4,443
                                                                                     --------------  --------------  --------------
                                                                                         1,745,593       2,089,637       2,213,876
                                                                                     --------------  --------------  --------------
Net cash provided by operating activities                                                1,755,375       2,093,961       2,203,017
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                           (7,408)         (6,270)         (6,717)
Property acquisitions                                                                           --         (10,193)             --
Property sales                                                                               1,812              --              --
Equity investment in unconsolidated entities                                                   639            (733)         (9,769)
Notes receivable - affiliates                                                                   --              --         (12,675)
Other investing activities                                                                      50              53              43
                                                                                     --------------  --------------  --------------
                                                                                            (4,907)        (17,143)        (29,118)
                                                                                     --------------  --------------  --------------
Banking
Proceeds from maturities of investment securities                                            4,410             100             300
Net proceeds from sales of real estate held for investment or sale                          58,874         133,300          94,308
Net proceeds from sales of mortgage servicing rights                                           947           2,232           5,833
Net fundings of loans receivable                                                        (1,702,926)     (2,295,069)     (1,700,831)
Principal collected on mortgage-backed securities                                          221,698         183,166         447,666
Purchases of investment securities                                                         (10,000)             --              --
Purchases of mortgage-backed securities                                                   (649,688)       (107,127)       (291,335)
Purchases of loans receivable                                                             (391,878)        (88,518)       (256,608)
Purchases of property and equipment                                                        (69,749)        (55,924)        (22,503)
Purchases of mortgage servicing rights                                                      (9,902)         (3,847)           (888)
Disbursements for real estate held for investment or sale                                  (14,447)        (32,834)        (53,677)
Other investing activities, net                                                             (2,808)          1,103           4,840
                                                                                     --------------  --------------  --------------
                                                                                        (2,565,469)     (2,263,418)     (1,772,895)
                                                                                     --------------  --------------  --------------
Net cash used in investing activities                                                   (2,570,376)     (2,280,561)     (1,802,013)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands)                                                                           1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                     $          --   $      11,400   $         461
Principal curtailments and repayments of mortgages                                          (8,573)        (12,424)        (66,169)
Proceeds from advances on secured notes                                                      2,500             500         175,000
Repayments of secured notes                                                                   (500)             --              --
Proceeds from sales of unsecured notes                                                       3,708           4,428           9,619
Repayments of unsecured notes                                                               (2,398)         (3,659)         (7,992)
Financing proceeds placed in liquidity maintenance escrow                                       --              --         (25,792)
Costs of obtaining financings                                                                 (201)           (516)         (9,404)
Cash dividends paid on preferred shares of beneficial interest                              (1,250)             --              --
                                                                                     --------------  --------------  --------------
                                                                                            (6,714)           (271)         75,723
                                                                                     --------------  --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                    15,312,125      14,086,575      12,308,342
Customer withdrawals of deposits and payments for maturing certificates of deposit     (15,307,340)    (13,936,084)    (12,169,604)
Net increase (decrease) in securities sold under repurchase agreements                     574,400             777         (81,504)
Advances from the Federal Home Loan Bank                                                   429,459         992,073         824,300
Repayments of advances from the Federal Home Loan Bank                                    (315,446)       (937,021)     (1,136,300)
Proceeds from other borrowings                                                           2,469,675         793,261         461,385
Repayments of other borrowings                                                          (2,417,606)       (816,755)       (460,011)
Cash dividends paid on preferred stock                                                      (9,750)         (9,750)         (9,750)
Cash dividends paid on common stock                                                         (8,500)             --              --
Repayment of capital notes - subordinated                                                       --              --        (134,153)
Net proceeds received from capital notes - subordinated                                         --              --         143,603
Other financing activities, net                                                                  2         (12,110)         (6,402)
                                                                                     --------------  --------------  --------------
                                                                                           727,019         160,966        (260,094)
                                                                                     --------------  --------------  --------------
Net cash provided by (used in) financing activities                                        720,305         160,695        (184,371)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       (94,696)        (25,905)        216,633
Cash and cash equivalents at beginning of year                                             376,637         402,542         185,909
                                                                                     --------------  --------------  --------------
Cash and cash equivalents at end of year                                             $     281,941   $     376,637   $     402,542
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest (net of amount capitalized)                                          $    237,568   $     217,186   $     213,888
        Income taxes                                                                         4,356          (1,327)            (93)

Supplemental schedule of noncash investing and financing activities:
    Rollovers of notes payable - unsecured                                                   3,725           3,588           6,062
    Loans held for sale exchanged for trading securities                                   363,257         133,014         396,189
    Mortgage-backed securities available-for-sale transferred to mortgage-backed
        securities held-to-maturity                                                             --         942,085              --
    Mortgage-backed securities transferred to mortgage-backed securities
        available-for-sale                                                                      --              --       1,501,192
    Investment securities transferred to investment securities available-for-sale               --              --           4,789
    Investment securities available-for-sale transferred to investment securities
        held-to-maturity                                                                        --           4,354              --
    Real estate held for investment transferred to real estate held for sale                    --           9,273              --
    Loans receivable transferred to loans held for sale and/or securitization            1,594,262       2,387,690       1,446,924
    Loans made in connection with the sale of real estate                                   46,537          10,826          16,401
    Loans receivable transferred to real estate acquired in settlement of loans              5,972           9,822           4,106
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                  --          23,155              --
    Loans held for sale and/or securitization transferred to loans receivable                   --          50,000           3,507
    Loans classified as in-substance foreclosed transferred to loans receivable                 --              --          15,008
    Loans held for sale transferred to loans receivable                                      3,146              --              --

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

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. and its subsidiaries (collectively the "Bank" or the "Corporations"), whose assets accounted for approximately 95% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1996. The Bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the Bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 2.

USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The Trust files a consolidated federal income tax return which includes operations of all 80% or more owned subsidiaries. It voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Trust's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under SFAS 109, deferred income taxes are recorded using currently enacted tax laws and rates. To the extent that realization of deferred tax assets is more likely than not, such assets are recognized. The Trust adopted SFAS 109 on October 1, 1993 and recorded a cumulative effect of a change in accounting principle of approximately $36.3 million.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1996, 1995 and 1994, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1995 and 1994 to conform with the presentation used for the year ended September 30, 1996.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued in March 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It addresses how impairment losses should be measured and when such losses should be recognized. Under SFAS 121, long-lived assets and certain identifiable intangibles to be held and used shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should generally be reported at the lower of carrying amount or fair value less the cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not anticipated to have a material impact on the Trust's financial condition or the results of operations.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - REAL ESTATE TRUST

CASH EQUIVALENTS

The Real Estate Trust considers all highly liquid, temporary investments with an original maturity of three months or less to be cash equivalents.

PROPERTIES

Income-producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value.

Interest, real estate taxes and other carrying costs are capitalized on projects under construction. Once construction is completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. The Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Expenditures for repairs and maintenance are charged to operations as incurred.

Depreciation is calculated using the straight-line method and estimated useful lives of 31.5 to 47 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized over the lives of the related leases using the straight-line method.

INCOME RECOGNITION

The Real Estate Trust derives room and other revenues from the operations of its hotel properties. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short-term maturity of these instruments.

LIABILITIES

The carrying amount of mortgage notes payable and notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1996 and 1995 the fair value of Notes payable - unsecured was $43.8 and $42.6 million, respectively.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

The Bank is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans, primarily credit card loans. The Bank's principal deposit market is the Washington, D.C. metropolitan area.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

The Bank is required to maintain reserves in accordance with Regulation D of the Federal Reserve Act. The total average reserve balances maintained were $105.1, $87.8 and $83.8 million during the years ended September 30, 1996, 1995 and 1994, respectively.

LOANS HELD FOR SALE

The Bank engages in mortgage banking activities. At September 30, 1996 and 1995, loans held for sale are composed of single-family residential loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities."

LOANS HELD FOR SECURITIZATION AND SALE

The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets. These securitizations are recorded as sales. Gains on the sale of loans are limited to amounts related to loans existing at the date of sale and do not include amounts related to future loans expected to be sold during the reinvestment period, if any. In the case of credit card receivables, because of the relatively short average life of the loans, no gain or loss is recorded at the time of sale. Rather, loan servicing fees are recognized over the life of the transaction when earned and transaction expenses are deferred and amortized over the reinvestment period of the transaction as a reduction of loan servicing fees. In the case of home equity credit line, automobile and home loan receivables, gains or losses, net of related transaction expenses, are recorded at the time of the sale and the resultant excess spread and mortgage servicing assets are amortized over the life of the transaction.

Loans held for securitization and sale are the lesser of loans eligible for securitization or loans that management contemplates to securitize within six months. Such loans held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The Bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Effective October 1, 1993, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Bank classified all of its investment and mortgage-backed securities as available-for-sale.

During fiscal 1995, the Bank transferred all of its investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity and, as a result, all investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1996 and 1995. These securities were transferred at their fair value. Net unrealized holding losses, net of the related income tax effect, amounting to $3.5 million as of the date of the transfer, and $1.9 million as of September 30, 1996, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities using the level-yield method.

Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

TRADING SECURITIES

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $363.4, $239.1 and $688.8 million during the years ended September 30, 1996, 1995 and 1994, respectively. The Bank realized a net gain of $1.2 million, a net loss of $600,000 and a net gain of $1.7 million on the sales of trading securities for the years ended September 30, 1996, 1995 and 1994, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no securities classified as trading securities at September 30, 1996 and 1995.

LOAN ORIGINATION AND COMMITMENT FEES

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

CREDIT CARD FEES AND COSTS

Credit card membership fees are deferred and recognized as income on a straight-line basis over the period the fee entitles the cardholder to use the card, which is one year. Credit card origination costs are deferred and recognized as a reduction of income on a straight-line basis over the privilege period which is generally one year.

IMPAIRED LOANS

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

At September 30, 1996, the Bank had two impaired real estate loans with an aggregate book value of $1.3 million, before the related allowance for losses of $364,000. At September 30, 1995, the Bank had one impaired real estate loan with a book value of $698,000. At September 30, 1996, the Bank had impaired credit card loans with a carrying value of $55.9 million, before the related allowance for losses of $4.0 million. At September 30, 1995, the Bank had impaired credit card loans with a carrying value of $36.7 million, before the related allowance for losses of $3.7 million, respectively. The average recorded investment in impaired credit card and real estate loans for the years ended September 30, 1996, 1995 and 1994 was $49.8, $33.5 and $39.0 million, respectively. The Bank recognized interest income of $7.3, $5.3 and $2.4 million on its impaired loans for the years ended September 30, 1996, 1995 and 1994, respectively.

ALLOWANCES FOR LOSSES

Management reviews the loan, real estate held for investment and real estate held for sale portfolios to establish allowances for estimated losses. The allowances for losses are reviewed periodically, and allowances are provided after consideration of the borrower's financial condition and/or the estimated value of collateral or real estate, including estimated selling and holding costs. Allowances are also provided by management after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future losses.

The allowances for losses are based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

ACCRUED INTEREST RECEIVABLE ON LOANS

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

REAL ESTATE HELD FOR INVESTMENT OR SALE

REAL ESTATE HELD FOR INVESTMENT

At September 30, 1996 and 1995, real estate held for investment consists of developed land owned by one of the Bank's subsidiaries. Real estate held for investment is carried at the lower of aggregate cost or net realizable value. See Note 12.

REAL ESTATE HELD FOR SALE

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value. Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $3.5, $4.5 and $4.4 million for the years ended September 30, 1996, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

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

COST IN EXCESS OF NET ASSETS ACQUIRED

Cost in excess of net assets acquired is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 15 years. Accumulated amortization was $35.2 and $33.3 million at September 30, 1996 and 1995, respectively.

MORTGAGE SERVICING RIGHTS

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

Mortgage servicing rights, which are stated net of accumulated amortization, are being amortized in proportion to the remaining net revenues estimated to be generated by the underlying mortgage servicing rights. Amortization of these assets amounted to $7.8, $2.2 and $6.1 million for the years ended September 30, 1996, 1995 and 1994, respectively. Accumulated amortization was $47.7 and $39.9 million at September 30, 1996 and 1995, respectively. During fiscal 1996, 1995 and 1994, the Bank capitalized $16.1, $16.3 and $0.9 million respectively, related to the acquisition of mortgage servicing rights.

During fiscal 1996, the Bank sold $947,000 of rights to service mortgage loans with principal balances of $59.7 million which were originated by the Bank in connection with its mortgage banking activities. In fiscal 1995 and 1994, the Bank sold the rights to service mortgage loans with principal balances of $148.1 and $383.9 million, respectively, which were originated by the Bank in connection with its mortgage banking activities, and recognized gains of $1.4 and $5.8 million, respectively.

The Bank periodically evaluates its mortgage servicing rights for impairment based upon fair value. To measure fair value of its mortgage servicing rights, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. Additionally, the Bank stratifies its capitalized mortgage servicing rights for purposes of evaluating impairment taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. The aggregate fair value of capitalized mortgage servicing rights at September 30, 1996 was $37.7 million. The Bank recorded valuation allowances on its mortgage servicing rights of $3.1 million during fiscal 1996. No valuation allowances were recorded during fiscal 1995.

EXCESS SPREAD ASSETS

When loans are sold with the servicing rights retained by the Bank, the net present value of estimated future spread income in excess of normal servicing income is recorded as an adjustment to the sales price of the loans. Estimated future losses are deducted in the computation of such excess spread income. The resulting assets are amortized using the level-yield ("interest") method over the estimated lives of the underlying loans. Amortization of these assets amounted to $17.8, $14.5 and $13.5 million for the years ended September 30, 1996, 1995 and 1994, respectively. Accumulated amortization was $98.3 and $80.5 million at September 30, 1996 and 1995, respectively. Excess spread assets capitalized in fiscal 1996, 1995 and 1994 of $34.7, $15.0 and $11.1 million, respectively, were the result of the excess spread retained upon the securitization and sale of home equity credit line, automobile and home loan receivables. See Note 15.

Management periodically evaluates the carrying value of excess spread assets taking into consideration current portfolio factors such as prepayment rates. The Bank's analyses are performed on a discounted cashflow basis. Any adjustments to the carrying value of such assets as a result of this evaluation are recorded as a valuation adjustment.

INTEREST RATE CAP AGREEMENTS

Premiums paid for interest rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest rate caps on a straight-line basis. Funds payable to the Bank are recognized as income in the month such funds are earned. At September 30, 1996 and 1995, unamortized premiums amounted to $6.2 and $10.0 million, respectively. See Note 27.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, upon the transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

SFAS 125 supersedes SFAS No. 76, "Extinguishment of Debt," and SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." It amends SFAS 115, to clarify that a debt security may not be classified as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. SFAS 125 amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes SFAS 122.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of the adoption of SFAS 125 on the Trust's financial statements has not yet been determined.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition persisted in 1996 and is expected to continue for the foreseeable future. The cash flow generated by the Real Estate Trust's income-producing properties has been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on the Senior Secured Notes (as defined below), and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank.

The Real Estate Trust's ability to meet its liquidity needs will depend in significant part on its receipts of tax sharing payments and dividends from the Bank. The availability and amount of dividends and tax sharing payments in future periods, is dependent upon, among other things, the Bank's operating performance, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Trust for federal income tax purposes.

Management anticipates that the Trust will continue to file a consolidated federal income tax return and that the Bank will operate in a profitable manner enabling it to generate tax sharing payments. Management also anticipates that such tax sharing payments will be approved by the OTS in amounts sufficient to enable the Real Estate Trust to meet its liquidity needs. Nonetheless, should tax sharing payments not be paid during the next twelve months, management estimates that the Real Estate Trust has adequate liquidity to fund its cash flow requirements.

On March 30, 1994 the Real Estate Trust issued $175.0 million principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements. See Note 4. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years.

During fiscal 1994, 1995 and 1996, the Trust purchased either in the open market or through dividend reinvestment 1,445,132 shares of common stock of Saul Centers, Inc. (representing 12.0% of such company's outstanding common stock). All of these shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The Senior Secured Notes are secured, general obligations of the Trust ranking pari passu with all other unsubordinated obligations of the Trust, including the Unsecured Notes. The Senior Secured Notes are secured by a first-priority perfected security interest in the Trust's 80% interest in the Bank. The Senior Secured Note Indenture contains convenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make loans to affiliates, make investments, sell assets, pay dividends or make distributions to holders of the Trust's capital stock.

The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as a vehicle for supplementing other external funding sources. The Real Estate Trust is currently selling Unsecured Notes principally to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of new Unsecured Note sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will be required to finance such repayments from other sources of funds.

The Bank has agreed not to make any additional tax sharing payments to the Real Estate Trust without the prior approval of the OTS. In June 1993, after receiving approval of the OTS, the Bank made a $5.0 million payment to the Real Estate Trust pursuant to the tax sharing agreement between the Bank and the Real Estate Trust. OTS approval of this payment was conditioned on a pledge by or on behalf of the Real Estate Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of the pledge, the OTS approved, and the Bank made tax sharing payments to the Real Estate Trust of $9.6, $20.5 and $25.0 million during fiscal 1994, 1995 and 1996, respectively.

The Real Estate Trust received no cash dividends from the Bank during fiscal 1994 or fiscal 1995. In fiscal 1996 the Real Estate Trust received $6.8 million in cash dividends from the Bank. Receipt of cash dividends in the future will depend on the Bank's earnings and regulatory capital levels, among other factors. The Bank's written agreement with the OTS was amended in October 1993 to eliminate the requirement that the Bank obtain the written approval of the OTS before declaring or paying any dividends on its common stock. Nonetheless, the OTS must be notified regarding dividends declared or paid.

As the owner, directly and through a wholly owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. See Note 2. The partnership agreement provides for quarterly cash distributions to the partners out of net cash flow. During fiscal 1994, 1995 and 1996, the Real Estate Trust received distributions in the amount of $4.6, $5.5 and $5.5 million, respectively, from Saul Holdings Limited Partnership.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line to provide it with additional liquidity. In fiscal 1996, the Real Estate Trust established a second secured revolving credit line for $8.0 million. See Note 4.

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

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In late August 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 21.5% interest, other entities affiliated with the Real Estate Trust own a 5.5% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings. The Real Estate Trust has pledged 54% of its interest in Saul Holdings to the Bank related to payments under the Tax Sharing Agreement.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1996, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust at the date of transfer (the FMV of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the FMV-Tax Difference). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), a gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all the partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust as a result of the property disposition. In addition, future reductions in the level of the Partnerships' debt, or any release of the guarantees of such debt by the Real Estate Trust, could cause the Real Estate Trust to have taxable constructive distributions without the receipt of any corresponding amounts of cash. Currently, management does not intend to seek a release of or a reduction in the guarantees or to convert its limited partner units in Saul Holdings into shares of Saul Centers common stock.

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

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners' equity of approximately $16.4 million of which approximately $3.5 million related to the Real Estate Trust's 21.5% ownership interest. Recognition by the Real Estate Trust of the change in its investment in the properties of approximately $107.8 million has been deferred due to the Real Estate Trust's guarantee of $115.5 million under the Saul Centers reimbursement agreement. The deferred gain of $107.8 million is included in "Deferred gains - real estate" in the financial statements. The gain will be recognized in future periods to the extent the Real Estate Trust's obligations are terminated under the reimbursement agreement.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1996 that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1996, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)
---------------------------------------------------------------------


Saul Holdings:
  Distributions in excess of allocated net income       $     (4,221)

Saul Centers:
  Acquisition of common shares                                22,916
  Distributions in excess of allocated net income             (2,258)
                                                        -------------

Total                                                   $     16,437
                                                        =============

The $16.4 million balance is included in "Other assets" in the financial statements.

As of September 30, 1996, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of 1,445,132 common shares of Saul Centers, effectively owns 30.0% of the consolidated entities of Saul Centers.

The Condensed Consolidated Balance Sheet at September 30, 1996 and 1995, and the Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 1996, 1995 and 1994 of Saul Centers follow.

SAUL CENTERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                  September 30,
                                                                                     -----------------------------------------
(IN THOUSANDS)                                                                              1996                 1995
                                                                                     -------------------- --------------------
ASSETS
    Real estate investments                                                           $          335,137   $          315,221
    Accumulated depreciation                                                                     (99,349)             (89,871)
    Other assets                                                                                  33,986               44,181
                                                                                     -------------------- --------------------
TOTAL ASSETS                                                                          $          269,774   $          269,531
                                                                                     ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Notes payable                                                                     $          276,981   $          268,100
    Other liabilities                                                                             15,583               13,882
                                                                                     -------------------- --------------------
    Total liabilities                                                                            292,564              281,982
    Total stockholders' equity (deficit)                                                         (22,790)             (12,451)
                                                                                     -------------------- --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $          269,774   $          269,531
                                                                                     ==================== ====================

SAUL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          For the Twelve Months Ended September 30
                                                                --------------------------------------------------------------
(IN THOUSANDS)                                                         1996                 1995                 1994
                                                                -------------------- -------------------- --------------------
REVENUE
    Base rent                                                    $           49,646   $           46,606   $           42,757
    Other revenue                                                            13,727               14,173               13,192
                                                                -------------------- -------------------- --------------------
TOTAL REVENUE                                                                63,373               60,779               55,949
                                                                -------------------- -------------------- --------------------

EXPENSES
    Operating expenses                                                       14,407               13,703               14,496
    Interest expense                                                         18,200               17,271               12,213
    Amortization of deferred debt expense                                     2,921                2,254                2,599
    Depreciation and amortization                                            10,978                9,996                9,101
    General and administrative                                                3,071                2,967                2,789
                                                                -------------------- -------------------- --------------------
TOTAL EXPENSES                                                               49,577               46,191               41,198
                                                                -------------------- -------------------- --------------------

Operating income before extraordinary
    item and minority interest                                               13,796               14,588               14,751
Extraordinary item - loss on early
    extinguishment of debt                                                     (998)                  --               (3,341)
                                                                -------------------- -------------------- --------------------
Net income before minority interest                                          12,798               14,588               11,410
Minority interest                                                            (6,852)              (6,855)              (3,524)
                                                                -------------------- -------------------- --------------------
NET INCOME                                                       $            5,946   $            7,733   $            7,886
                                                                ==================== ==================== ====================

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

                                                            Buildings and      Leasehold                         Related
(Dollars in thousands)              No.        Land         Improvements       Interests         Total            Debt
--------------------------------- ------- ---------------- --------------- ---------------- --------------- ----------------

September 30, 1996:
Income-producing properties
Hotels                                 9   $        9,662  $      111,755   $           --  $     121,417   $       75,654
Commercial                             7            4,469         102,027               --        106,496           77,888
Other                                  7            3,575             991              149          4,715               --
                                  ------- ---------------- --------------- ---------------- --------------- ----------------
                                      23   $       17,706  $      214,773   $          149  $     232,628   $      153,542
                                  ======= ================ =============== ================ =============== ================

Land Parcels                           9   $       41,580  $           --   $           --  $      41,580   $       23,662
                                  ======= ================ =============== ================ =============== ================

September 30, 1995:
Income-producing properties
Hotels                                10   $        9,885  $      112,764   $           --  $      122,649  $       79,745
Commercial                             8            5,670         105,976               --         111,646          81,871
Other                                  7            3,575             908              149           4,632             308
                                  ------- ---------------- --------------- ---------------- --------------- ----------------
                                      25   $       19,130  $      219,648   $          149  $      238,927  $      161,924
                                  ======= ================ =============== ================ =============== ================

Land Parcels                          10   $       38,548  $           --   $           --  $       38,458   $      26,202
                                  ======= ================ =============== ================ =============== ================


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

On March 30, 1994, the Real Estate Trust issued $175.0 million aggregate principal amount of its Senior Secured Notes. The Senior Secured Notes are general obligations of the Real Estate Trust ranking pari passu with all other unsubordinated obligations of the Trust and are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank and by certain other assets of the Trust as described herein. After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of the remaining amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, will be recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years. The Real Estate Trust has deposited all of its 1,445,132 shares of common stock of Saul Centers (See Note
1) with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities. The Senior Secured Notes may be redeemed in whole or in part at any time on or after April 1, 1998, subject to, among other things, prepayment premiums.

In the fourth quarter of fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with a bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. As collateral for the facility, the Real Estate Trust has pledged 30.5% of its interest in Saul Holdings. Borrowings under the facility at year end totaled $2.5 million and unrestricted availability amounted to $4.6 million.

In the first quarter of fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with a bank. This facility is for a one-year period, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating index. At September 30, 1996, availability under this facility was entirely restricted pending the delivery of collateral by the Real Estate Trust.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization. Notes sold after November 14, 1986, are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1996 and 1995 were 10.4% and 10.5%, respectively. During fiscal 1996 and 1995, the Real Estate Trust sold notes amounting to approximately $7.4 and $8.0 million, respectively.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1996 for the fiscal years commencing October 1, 1996 is set forth in the following table.

                             DEBT MATURITY SCHEDULE
                                 (In thousands)
 ------------------------------------------------------------------------------
                                   Notes            Notes
   Fiscal        Mortgage        Payable -        Payable -
    Year           Notes          Secured         Unsecured         Total
-------------- --------------   -------------   --------------  --------------
    1997        $     17,994     $     2,500     $      5,751    $     26,245
    1998               7,413              --            7,413          14,826
    1999              17,076              --           15,986          33,062
    2000              18,856              --            6,080          24,936
    2001               5,075              --            3,822           8,897
Thereafter           106,931         175,000            3,315         285,246
               --------------   -------------   --------------  --------------
    Total        $   173,345     $   177,500     $     42,367     $   393,212
------------------------------------------------------------------------------

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has one noncancelable long-term lease which provides for periodic adjustments of the basic annual rent. This lease will expire in 2061. The minimum future rental commitments under this lease amount to $101,000 per year for the next five fiscal years; thereafter, the total commitment is $5.9 million.

The Real Estate Trust paid minimum ground rent expense of $101,000, $101,000 and $102,000 in fiscal 1996, 1995 and 1994, respectively. In addition to the minimum ground rent payments, real estate taxes on the land are an obligation of the Real Estate Trust.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties consists of minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1996, 1995, and 1994 amounted to $16.8, $17.9 and $15.9 million, respectively. Future minimum rentals as of September 30, 1996 under noncancelable leases are as follows:

             Fiscal
              Year                  (In thousands)
          ---------------------------------------
              1997                  $     16,945
              1998                        14,453
              1999                        11,272
              2000                         8,098
              2001                         6,002
          Thereafter                      11,417
          ---------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the Advisor), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $250,000 during the period October 1993 through March 1994, $292,000 during the period April 1994 through September 1995, $301,000 during the period October 1995 through March 1996, and $306,000 during the period April 1996 through September 1996. The advisory contract has been extended until September 30, 1997, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Franklin amounted to $4.8, $4.8 and $4.5 million in fiscal 1996, 1995 and 1994, respectively.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $74,000, $80,000 and $157,000 in fiscal 1996, 1995 and 1994, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $152,000, $158,000 and $157,000 in fiscal 1996, 1995 and 1994, respectively.

The Real Estate Trust had a working capital loan from the Saul Co. of approximately $3.3 million as of September 30, 1993, bearing interest of 1/2 percent over prime per annum. The funds were repaid in March 1994.
Interest paid on this loan in fiscal 1994 amounted to $139,000.

In April 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996, the Real Estate Trust made new loans aggregating $3.5 million to the Saul Company. Interest accrued on these loans in fiscal 1996, 1995 and 1994 amounted to $1,369,000, $1,180,000 and $565,000, respectively. At September 30, 1996, the total principal due the Real Estate Trust was $16.2 million.

TRANSACTIONS WITH OTHER AFFILIATES

The Real Estate Trust obtained a $5.0 million secured loan from The Klingle Corporation in August 1992. It accrued interest at a rate of prime plus 1.5% and was repaid during fiscal 1994. The Real Estate Trust incurred interest expense of $193,000 during fiscal 1994.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1996, 1995, and 1994, the Real Estate Trust paid the Trustees $79,000, $81,000 and $76,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and two received payments for their services as directors of the Bank. Three of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $0.1, $0.8 and $1.3 million, excluding expense reimbursements, during fiscal 1996, 1995, and 1994, respectively, for legal services to the Real Estate Trust and its wholly-owned subsidiaries.


SALE OF AVENEL BUSINESS PARK-PHASE I

In 1984, the Real Estate Trust sold Avenel Business Park-Phase I to an affiliate, Avenel Associates Limited Partnership (the "Partnership"), for $8.9 million based on an independent appraisal. The managing general partner of the Partnership was a subsidiary of Saul Co., and a subsidiary of the Bank owned a 45% interest in the Partnership. The Real Estate Trust received the sales price for the property in the form of cash, a purchase money note in the amount of $1,735,000 and the assumption of a first trust loan. The net gain realized upon the sale was $3,023,000, after deducting a $781,000 discount of the purchase money note due to its below market interest rate. The Real Estate Trust has continued to defer recognition of this gain pending a sale of the property to an unaffiliated entity.

In late August 1993, the Partnership sold Avenel Business Park-Phase I to Saul Holdings and redeemed the purchase money note held by the Real Estate Trust. The gain has continued to be deferred in accordance with the accounting policy for gain recognition described in Note 2.


SAUL HOLDINGS LIMITED PARTNERSHIP

The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1996, 1995 and 1994 were $2.7, $3.1 and $2.4 million, respectively. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Franklin at one of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $143,000, $55,000 and $51,000, in fiscal 1996, 1995 and 1994, respectively.

8. LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

Loans held for securitization and sale are composed of the following:

(In thousands)                                                                     September 30,
---------------------------------------------------------------------   ------------------------------------
                                                                              1996               1995
                                                                        -----------------  -----------------
Credit card receivables                                                  $       225,000    $       300,000
Automobile loan receivables                                                      225,000            200,000
                                                                        -----------------  -----------------
Total                                                                    $       450,000    $       500,000
                                                                        =================  =================

9. INVESTMENT SECURITIES - THE BANK

At September 30, 1996 and 1995, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's investment securities at September 30, 1996 and 1995 are as follows:

                                                                             Gross              Gross
                                                                           Unrealized         Unrealized          Aggregate
                                                        Amortized           Holding            Holding              Fair
(In thousands)                                            Cost               Gains               Losses             Value
--------------------------------------------------   ----------------   -----------------  -----------------   ----------------

September 30, 1996
U.S. Government securities
  Maturing within one year                           $         4,822     $             3    $            --     $        4,825
  Maturing after one year,
     but within five years                                     4,996                  --                 (1)             4,995
                                                     ----------------   -----------------  -----------------   ----------------
        Total U.S. Government securities             $         9,818     $             3    $            (1)    $        9,820
                                                     ================   =================  =================   ================

                                                                             Gross              Gross
                                                                           Unrealized         Unrealized          Aggregate
                                                        Amortized           Holding            Holding              Fair
(In thousands)                                            Cost               Gains               Losses             Value
--------------------------------------------------   ----------------   -----------------  -----------------   ----------------

September 30, 1995
U.S. Government securities
  Maturing within one year                           $         4,370     $             1    $            --     $        4,371
                                                     ================   =================  =================   ================

There were no sales of investment securities during the years ended September 30, 1996, 1995 and 1994.

10. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1996 and 1995, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at September 30, 1996 and 1995 are as follows:

                                                                             Gross              Gross
                                                                           Unrealized         Unrealized          Aggregate
                                                        Amortized           Holding            Holding              Fair
(In thousands)                                            Cost               Gains               Losses             Value
--------------------------------------------------   ----------------   -----------------  -----------------   ----------------
September 30, 1996
FNMA                                                 $       432,527     $         2,253    $          (162)    $      434,618
FHLMC                                                        792,752               1,266             (2,802)           791,216
Private label, AA-rated                                       81,138                 866                 --             82,004
                                                     ----------------   -----------------  -----------------   ----------------
  Total                                              $     1,306,417     $         4,385    $        (2,964)    $    1,307,838
                                                     ================   =================  =================   ================

                                                                             Gross              Gross
                                                                           Unrealized         Unrealized          Aggregate
                                                        Amortized           Holding            Holding              Fair
(In thousands)                                            Cost               Gains               Losses             Value
--------------------------------------------------   ----------------   -----------------  -----------------   ----------------
September 30, 1995
FNMA                                                 $        27,182     $            50    $           (13)    $       27,219
FHLMC                                                        718,640                 833             (1,689)           717,784
Private label, AA-rated                                      134,386                 364                (33)           134,717
                                                     ----------------   -----------------  -----------------   ----------------
  Total                                              $       880,208     $         1,247    $        (1,735)    $      879,720
                                                     ================   =================  =================   ================

There were no sales of mortgage-backed securities from the available-for-sale or the held-to-maturity portfolios during the years ended September 30, 1996, 1995 and 1994. See Summary of Significant Accounting Policies - The Bank - "Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $8.1 and $5.7 million at September 30, 1996 and 1995, respectively, and is included in other assets in the Consolidated Balance Sheets.

At September 30, 1996, certain mortgage-backed securities were pledged as collateral for securities sold under repurchase agreements, other short-term borrowings and other recourse arrangements. See Notes 19 and 27. Other mortgage-backed securities with a book value of $22.9 million were pledged as collateral primarily for credit card settlement obligations.

11. LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                                                                      September 30,
                                                                                           ------------------------------------
(In thousands)                                                                                   1996               1995
---------------------------------------------------------------------                      -----------------   ----------------

Single-family residential                                                                   $     1,525,322     $    1,322,772
Home equity                                                                                          32,052             29,024
Commercial and multifamily                                                                           78,951             86,007
Real estate construction                                                                             41,561             46,848
Ground                                                                                               44,723              6,892
Credit card                                                                                         893,271            712,548
Automobile                                                                                           72,560             39,217
Overdraft lines of credit                                                                            21,296             15,049
Home improvement and other consumer                                                                94,316            112,705
Other                                                                                               102,030             31,975
                                                                                           -----------------   ----------------
                                                                                                  2,906,082          2,403,037
                                                                                           -----------------   ----------------
Less:
  Undisbursed portion of loans                                                                       50,811             28,147
  Unearned discounts                                                                                    836              1,101
  Net deferred loan origination costs                                                               (14,055)           (13,929)
  Reserve for losses on loans                                                                        95,523             60,496
                                                                                           -----------------   ----------------
                                                                                                    133,115             75,815
                                                                                           -----------------   ----------------
    Total                                                                                   $     2,772,967     $    2,327,222
                                                                                           =================   ================

The Bank serviced loans owned by others amounting to $8,010.9 and $5,250.8 million at September 30, 1996 and 1995, respectively.

Accrued interest receivable on loans totaled $33.2 and $21.9 million at September 30, 1996 and 1995, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                                                                      September 30,
                                                                                           ------------------------------------
(In thousands)                                                                                   1996               1995
---------------------------------------------------------------------                      -----------------   ----------------
Real estate held for investment                                                             $         3,819     $        3,819
                                                                                           -----------------   ----------------

Real estate held for sale                                                                           246,380            354,277
                                                                                           -----------------   ----------------

Less:
  Reserve for losses on real estate held
     for investment                                                                                     191                193
  Reserve for losses on real estate held for sale                                                   126,519            135,043
                                                                                           -----------------   ----------------
                                                                                                    126,710            135,236
                                                                                           -----------------   ----------------

    Total real estate held for investment or sale                                           $       123,489     $      222,860
                                                                                           =================   ================

Earnings (loss) on real estate held for investment or sale is composed of the following:

                                                                                            September 30,
                                                                        -------------------------------------------------------
(In thousands)                                                                1996               1995               1994
---------------------------------------------------------------------   -----------------  -----------------   ----------------

Provision for losses                                                     $       (26,341)   $       (26,321)    $      (14,052)
Net income (loss) from operating properties                                         (350)             1,890              3,521
Equity earnings from investments in
  limited partnerships                                                                --              4,470                391
Net gain on sales                                                                  2,278             14,412             10,975
                                                                        -----------------  -----------------   ----------------
  Total                                                                  $       (24,413)   $        (5,549)    $          835
                                                                        =================  =================   ================

During fiscal 1995, the Bank sold two residential apartment buildings which were previously classified as real estate held for investment and had an aggregate net book value of $25.3 million and recognized a net gain of $5.3 million. Also during fiscal 1995, an office building, previously classified as real estate held for investment, which had a book value of $24.5 million at September 30, 1995, was transferred to property and equipment and the Bank began to occupy a portion of the building during fiscal 1996 in order to satisfy its need for additional office space. In addition, during fiscal 1995, the investment in real estate venture was transferred to REO and the Bank sold its limited partnership interest in an office building at an amount that exceeded its net carrying value.

During fiscal 1994, the Bank sold its interests in three limited partnerships to other partners at an aggregate amount that exceeded the net carrying values of these assets.

13. ALLOWANCES FOR LOSSES - THE BANK

Activity in the allowances for losses on loans receivable and real estate held for investment or sale is summarized as follows:

                                                                                                                 Real Estate
                                                                                                                  Held for
                                                                                                Loans            Investment
(In thousands)                                                                                Receivable           or Sale
---------------------------------------------------------------------                      -----------------   ----------------
Balance, September 30, 1993                                                                $         68,040    $       111,644
  Provision for losses                                                                               29,222             14,052
  Charge-offs                                                                                       (61,039)            (6,723)
  Recoveries                                                                                         13,982                 --
                                                                                           -----------------   ----------------
Balance, September 30, 1994                                                                          50,205            118,973
  Provision for losses                                                                               54,979             26,321
  Charge-offs                                                                                       (56,577)           (10,058)
  Recoveries                                                                                         11,889                 --
                                                                                           -----------------   ----------------
Balance, September 30, 1995                                                                          60,496            135,236
  Provision for losses                                                                              115,740             26,341
  Charge-offs                                                                                       (92,047)           (34,867)
  Recoveries                                                                                         11,334                 --
                                                                                           -----------------   ----------------
Balance, September 30, 1996                                                                $         95,523    $       126,710
                                                                                           =================   ================

The allowances for losses at September 30, 1996 are based on management's estimates of the amount of allowances required to reflect the risks in the loan and real estate portfolios based on circumstances and conditions known at the time. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

14. NON-PERFORMING ASSETS - THE BANK

Non-performing assets are composed of the following at September 30, 1996:

                                                                        Non-accrual              Real
(Dollars in thousands)                                                       Loans            Estate (1)            Total
---------------------------------------------------------------------   -----------------  -----------------   ----------------
Single-family residential                                                $         8,200    $         2,277     $       10,477
Residential land, development and construction                                        --            100,275            100,275
Commercial land                                                                       --             17,309             17,309
                                                                        -----------------  -----------------   ----------------
  Total real estate assets                                                         8,200            119,861            128,061
Credit card                                                                       25,350                 --             25,350
Other                                                                              1,239                 --              1,239
                                                                        -----------------  -----------------   ----------------
  Total non-performing assets                                            $        34,789    $       119,861     $      154,650
                                                                        =================  =================   ================

Reserves for Losses
  Real estate                                                            $        11,024    $       126,710     $      137,734
  Credit card                                                                     79,681                 --             79,681
  Other                                                                            4,818                 --              4,818
                                                                        -----------------  -----------------   ----------------
    Total                                                                $        95,523    $       126,710     $      222,233
                                                                        =================  =================   ================

Reserves for Losses as a Percentage of
Non-Performing Assets (2)
  Real estate                                                                     134.44%             51.43%             54.10%
  Credit card                                                                     314.32%                --             314.32%
  Other                                                                           388.86%                --             388.86%
                                                                        -----------------  -----------------   ----------------
    Total                                                                         274.58%             51.43%             79.04%
                                                                        =================  =================   ================

-------------------------------------------------------------------------------------------------------------------------------
(1) Real estate acquired in settlement of loans is shown net of valuation allowances.
(2) The ratio of reserves for losses to non-performing assets is calculated before the deduction of such reserves.

Approximately 28.4% of the Bank's non-performing credit card loans are located in the Washington, D.C. metropolitan area. In general, the Bank's remaining non-performing assets are located in the Washington, D.C. metropolitan area, including approximately 57.9% located in Loudoun County, Virginia.

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

At September 30, 1996 and 1995, the Bank had $13.6 and $17.3 million, respectively, of loans accounted for as troubled debt restructurings, all of which were performing loans. At September 30, 1996, the Bank had commitments to lend $85,000 of additional funds on loans which have been restructured.

The amount of interest income that would have been recorded if non-accrual assets and restructured loans had been current in accordance with their original terms was $6.1, $7.2 and $9.1 million for the years ended September 30, 1996, 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $0.7, $2.0 and $2.7 million for the years ended September 30, 1996, 1995 and 1994, respectively.

15. SIGNIFICANT SALES TRANSACTIONS - THE BANK

The Bank periodically sells credit card receivables through asset-backed securitizations, in which credit card receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The Bank sold credit card receivables and received gross proceeds of $919.0, $1,550.0 and $1,350.0 million during the years ended September 30, 1996, 1995 and 1994, respectively. No gains or losses were recorded on the transactions; however, excess servicing fees are recognized over the related lives of the transactions. Outstanding trust certificate balances related to these and previous securitizations were $3,890.0 and $3,226.3 million at September 30, 1996 and 1995, respectively. The related receivable balances contained in the trusts were $4,587.1 and $3,776.9 million at September 30, 1996 and 1995, respectively. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 27.

The Bank periodically sells amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations through asset-backed securitizations, in which such amounts are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The Bank sold such amounts on deposit and received gross proceeds of $42.1 and $59.2 million during fiscal 1996 and 1995, respectively. No such sales occurred during the year ended September 30, 1994. No gains or losses were recorded on the transactions. Outstanding trust certificate balances related to these securitizations were $91.8 and $58.7 million at September 30, 1996 and 1995, respectively.

During fiscal 1994, the Bank sold credit card relationships with related outstanding receivable balances of $96.5 million. Gains of $16.9 million were recorded in connection with this sale for the year ended September 30, 1994, and the Bank is no longer servicing these relationships. No such sales occurred during the years ended September 30, 1996 and 1995.

The Bank periodically sells home equity credit line receivables through asset-backed securitizations, in which home equity credit line receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The amount of home equity credit line receivables sold and gross proceeds received was $96.5, $150.5 and $181.9 million, during the years ended September 30, 1996, 1995 and 1994, respectively. Gains recognized on these transactions were $4.7, $7.6 and $9.5 million, during the years ended September 30, 1996, 1995 and 1994, respectively, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $416.4 and $440.4 million, respectively, at September 30, 1996. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $455.8 and $464.7 million, respectively, at September 30, 1995. The Bank is contingently liable under various credit enhancement facilities related to these transactions. See Note 27.

The Bank periodically sells automobile loan receivables through asset-backed securitizations, in which automobile loan receivables are transferred to trusts, and the Bank sells certificates to investors representing ownership interests in the trusts. The amount of automobile loan receivables sold and gross proceeds received was $475.3 and $252.2 million during fiscal 1996 and 1995, respectively. Gains recognized on these transactions were $7.3 and $4.0 million, respectively, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $505.6 and $218.2 million at September 30, 1996 and 1995, respectively. The Bank is contingently liable under various credit enhancement facilities related to these transactions. See Note 27.

During the year ended September 30, 1996, the Bank sold home loan receivables through an asset-backed securitization, in which the home improvement and other consumer loan receivables were transferred to a trust, and the Bank sold certificates to investors representing ownership interests in the trust. The amount of home loan receivables sold and gross proceeds received was $153.5 million. The gain recognized on this transaction was $9.5 million, and the Bank continues to service the underlying loans. The outstanding trust certificate balances and the related receivable balances contained in the trust were $153.5 million at September 30, 1996. The Bank is contingently liable under a credit enhancement facility related to this transaction. See Note 27.

16. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                                                                             Estimated
                                                                              Useful                  September 30,
                                                                                           ------------------------------------
(Dollars in thousands)                                                         Lives             1996               1995
---------------------------------------------------------------------      --------------  -----------------   ----------------
Land                                                                             -         $         45,211    $        38,616
Construction in progress                                                         -                   18,596              6,446
Buildings and improvements                                                  10-45 years              88,362             72,099
Leasehold improvements                                                      5-20 years               65,467             57,133
Furniture and equipment                                                     5-10 years              149,470            131,001
Automobiles                                                                  3-5 years                1,964              1,801
                                                                                           -----------------   ----------------
                                                                                                    369,070            307,096
Less:
  Accumulated depreciation and amortization                                                         143,935            126,658
                                                                                           -----------------   ----------------
    Total                                                                                  $        225,135    $       180,438
                                                                                           =================   ================

Depreciation expense amounted to $24.4, $19.1 and $18.5 million for the years ended September 30, 1996, 1995 and 1994, respectively.

During fiscal 1995, an office building previously classified as real estate held for investment was transferred to property and equipment and the Bank began to occupy a portion of the building during fiscal 1996 in order to satisfy its need for additional office space. This asset had a net book value of $16.1 million at September 30, 1996.

17. LEASES - THE BANK

The Bank has noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from 1997 to 2019 and ground leases which have terms expiring from 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1996:

                             Year Ending
                            September 30,                  (In thousands)
                     -----------------------------      -----------------
                                  1997                  $         13,426
                                  1998                            12,053
                                  1999                             9,885
                                  2000                             8,985
                                  2001                             7,785
                               Thereafter                         69,099
                                                        -----------------
                                  Total                 $        121,233
                                                        =================

Future minimum sublease rental income at September 30, 1996 totaled $394,000. Rent expense totaled $13.5, $11.2 and $9.7 million for the years ended September 30, 1996, 1995 and 1994, respectively.

18. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                                                      September 30,
                                                     --------------------------------------------------------------------------
                                                                    1996                                  1995
                                                     ------------------------------------  ------------------------------------
                                                                            Weighted                              Weighted
                                                                            Average                                Average
(Dollars in thousands)                                   Amount               Rate              Amount              Rate
--------------------------------------------------   ----------------   -----------------  -----------------   ----------------
Demand accounts                                      $       156,517              -        $        123,141            -
NOW accounts                                                 851,385             2.42%              826,977           2.91%
Money market deposit accounts                              1,002,688             3.88%              984,257           4.02%
Statement savings accounts                                   881,285             3.47%              872,366           3.48%
Other deposit accounts                                        68,487             2.98%               61,011           2.98%
Certificate accounts, less than $100                       1,030,401             5.30%            1,112,817           5.80%
Certificate accounts, $100 or more                           173,274             5.41%              178,683           5.99%
                                                     ----------------                      -----------------
  Total                                              $     4,164,037             3.75%     $      4,159,252           4.11%
                                                     ================                      =================

Interest expense on deposit accounts is composed of the following:

                                                                    Year Ended September 30,
                                                     -------------------------------------------------------
(In thousands)                                              1996               1995              1994
--------------------------------------------------   -------------------------------------------------------
NOW accounts                                         $        23,044    $         23,692   $         23,147
Money market deposit accounts                                 38,317              42,420             37,305
Statement savings accounts                                    30,034              33,394             39,147
Other deposit accounts                                         1,901               1,731              1,573
Certificate accounts                                          69,180              53,033             29,723
                                                     ----------------   -----------------  -----------------
                                                             162,476             154,270            130,895
Custodial accounts                                                93                  29                 29
                                                     ----------------   -----------------  -----------------
   Total                                             $       162,569    $        154,299   $        130,924
                                                     ================   =================  =================

Outstanding certificate accounts at September 30, 1996 mature in the years indicated as follows:

      Year Ending
     September 30,                                             (In thousands)
---------------------------                                   -----------------
          1997                                                $        897,768
          1998                                                         147,836
          1999                                                          51,381
          2000                                                          89,516
          2001                                                          17,174
                                                              -----------------
         Total                                                $      1,203,675
                                                              =================

At September 30, 1996, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                                           (In thousands)
                                                        -----------------
Three months or less                                    $         86,063
Over three months through six months                              28,890
Over six months through 12 months                                 35,240
Over 12 months                                                    23,081
                                                        -----------------
  Total                                                 $        173,274
                                                        =================

19. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
                    SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                                            September 30,
                                                                        -------------------------------------------------------
(Dollars in thousands)                                                         1996               1995              1994
---------------------------------------------------------------------   ------------------ ------------------- ----------------
Securities sold under repurchase agreements:
    Balance at year-end                                                 $        576,576   $            --     $            --
    Average amount outstanding during the year                                    57,644            159,044            103,299
    Maximum amount outstanding at any month-end                                  576,576            353,615            202,256
    Amount maturing within 30 days                                               576,576                --                  --
    Weighted average interest rate during the year                                 5.51%              6.02%              3.78%
    Weighted average interest rate on year-end
      balances                                                                     5.41%                --                  --

Other short-term borrowings:
    Balance at year-end                                                 $         60,565   $         10,435    $         8,907
    Average amount outstanding during the year                                    15,684             20,451             13,336
    Maximum amount outstanding at any month-end                                   60,565             53,242             51,992
    Amount maturing within 30 days                                                60,317             10,435              8,907
    Weighted average interest rate during the year                                 5.08%              5.59%              3.42%
    Weighted average interest rate on year-end
      balances                                                                     5.63%              5.70%              4.87%


The investment and mortgage-backed securities underlying the repurchase agreements had a book value of $599.1 million at September 30, 1996. The securities underlying these agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1996, the Bank had pledged mortgage-backed securities with a book value of $77.6 million to secure certain other short-term borrowings.

20. NOTES PAYABLE - THE BANK

Notes payable bear interest at rates ranging from 8.9% to 13.0% and are due in varying installments through 2011.

Scheduled repayments of notes payable at September 30, 1996 are as follows:

                             Year Ending
                            September 30,               (In thousands)
                     -----------------------------     -----------------
                                 1997                  $            260
                                 1998                               286
                                 1999                               314
                                 2000                               346
                                 2001                               380
                              Thereafter                          5,691
                                                       -----------------
                                Total                  $          7,277
                                                       =================

21. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1996, the advances from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $269.1 million. Of the total advances at September 30, 1996, $250.0 million have a weighted average interest rate of 5.43%, adjust quarterly based on the three-month London Interbank Offered Rate ("LIBOR") and mature over varying periods between May 1997 and February 1998. The weighted average interest rate on the remaining $19.1 million is 6.78% which is fixed for the term of the advances and matures over varying periods between December 1996 and September 2006.

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $515.7 million and mortgage-backed securities with a book value of $114.2 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times.

The collateral held by the FHLB in excess of the September 30, 1996 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

22. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders, are composed of the following:
                                                September 30,
                                         -------------------------   Interest
(Dollars in thousands)                     1996          1995          Rate
---------------------------------------- -----------   ----------- -------------
Private placement:
      BACOB Bank, s.c.,
           due December, 1996            $   10,000    $   10,000   LIBOR + 3.0%

Public placement:
      Subordinated debentures due 2005      150,000       150,000      9 1/4%
                                         -----------   -----------
        Total                            $  160,000    $  160,000
                                         ===========   ===========

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

Deferred debt issuance costs, net of accumulated amortization, amounted to $5.6 and $5.9 million at September 30, 1996 and 1995, respectively, and are included in other assets in the Consolidated Balance Sheets.

On November 15, 1996, the Bank redeemed the $10.0 million private placement note.

23. PREFERRED STOCK - THE BANK

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

24. RETIREMENT PLAN - THE BANK

The Bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $4.7, $3.9 and $3.5 million for the years ended September 30, 1996, 1995 and 1994, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank's common stock.

25. REGULATORY MATTERS - THE BANK

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank's regulatory capital requirements at September 30, 1996 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September 30, 1996, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "adequately capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the Bank's understanding of the applicable FIRREA and "prompt corrective action" regulations and related interpretations.

                                                                    MINIMUM                   EXCESS
                                             ACTUAL            CAPITAL REQUIREMENT            CAPITAL
                                     ----------------------   ----------------------   -----------------------

                                                 As a % of                As a % of                 As a % of
(Dollars in thousands)                 Amount    Assets (4)     Amount      Assets       Amount       Assets
-----------------------------------  ----------  ----------   ----------  ----------   ----------   ----------
Capital per Bank's financial
statements                           $ 339,160
  Net unrealized holding losses (1)      1,875
                                     ----------
Adjusted capital                       341,035

Adjustments for tangible and core
 capital:
  Intangible assets                    (41,051)
  Non-includable subsidiaries (2)(4)    (3,622)
                                     ----------
Total tangible capital                 296,362        5.21%   $  85,255        1.50%   $ 211,107         3.71%
                                     ----------  ==========   ==========  ==========   ==========   ==========
Total core capital (3)(4)              296,362        5.21%   $ 227,346        4.00%   $  69,016         1.21%
                                     ----------  ==========   ==========  ==========   ==========   ==========

Tier 1 risk-based capital (3)          296,362        5.80%   $ 204,519        4.00%   $  91,843         1.80%
                                     ----------  ==========   ==========  ==========   ==========   ==========

Adjustments for risk-based
   capital:
  Subordinated capital debentures      150,000
  Allowance for general loan losses     87,953
                                     ----------
   Total supplementary capital         237,953
  Excess allowance for loan losses     (23,744)
                                     ----------
  Adjusted supplementary capital       214,209
                                     ----------
  Total available capital              510,571
  Equity investments (2)               (19,657)
                                     ----------
Total risk-based capital (4)         $ 490,914       10.14%   $ 409,038        8.00%   $  81,876         2.14%
                                     ==========  ==========   ==========  ==========   ==========   ==========
--------------------------------------------------------------------------------------------------------------
(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(2) Reflects an aggregate offset of $1.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital")
    ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%
    and a total risk-based capital ratio of at least 10.0%.
(4) Effective July 1, 1996, the percentage of non-includable subsidiaries phased-out from core capital increased from 60% to 100%.

At September 30, 1996, the Bank had $3.8 million in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 1996, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $20.7 million which were fully deducted from total risk-based capital.

As of September 30, 1996, the Bank had $40.2 million in supervisory goodwill, all of which was excluded from core capital pursuant to statutory provisions.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In November 1996, the Bank received from the OTS an extension of the holding periods for certain of its REO properties. The following table sets forth the Bank's REO at September 30, 1996, after valuation allowances of $126.5 million, by the fiscal year in which the property was acquired through foreclosure.

                     Fiscal Year                     (In thousands)
                     ----------------                ---------------------

                         1990                        $       30,236       (1)(2)
                         1991                                68,910       (2)
                         1992                                 3,339       (2)
                         1993                                 4,903
                         1994                                 1,811
                         1995                                 7,503
                         1996                                 3,159
                                                       -------------
                      Total REO                      $      119,861
                                                     ===============

--------------------------------------------------------------------
(1) Includes REO with an aggregate net book value of $19.7 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $82.8 million, for which the Bank received an extension of the holding periods through November 12, 1997.

On March 29, 1996, the OTS released the Bank from its September 30, 1991 written agreement with the OTS, as amended in October 1993, and from regulatory restrictions on asset growth. In connection with the termination of the written agreement and at the request of the OTS, the Board of Directors of the Bank has adopted a resolution which addressed certain issues previously addressed by the written agreement. Among other things, the resolution permits the Bank: (i) to make tax sharing payments without OTS approval to the Trust of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

Legislation was enacted on September 30, 1996 that, among other things, imposes on thrift institutions a one-time assessment of 65.7 basis points on their SAIF-insured deposits to capitalize the SAIF. Following such legislation, the Bank and other SAIF-insured institutions will continue to pay higher deposit insurance premiums than commercial banks, which could lead to a competitive disadvantage in the pricing of loans and deposits and additional operating expenses. At September 30, 1996, the Bank accrued approximately $26.5 million for the SAIF assessment which is included in deposit insurance premiums on the Consolidated Statements of Operations and other liabilities on the Consolidated Balance Sheets.

26. TRANSACTIONS WITH RELATED PARTIES - THE BANK

LOANS RECEIVABLE:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1996 is as follows:

                                                     (In thousands)
                                                   --------------------
Balance, September 30, 1995                        $             3,905
  Additions                                                         31
  Reductions                                                    (1,199)
                                                   --------------------
Balance, September 30, 1996                        $             2,737
                                                   ====================

SERVICES:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, cafeteria management, insurance brokerage and leasing. Fees for these services were $366,000, $460,000 and $548,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

The law firm in which one director of the Bank is a partner received $3.2, $2.8 and $2.4 million for legal services rendered to the Bank during the years ended September 30, 1996, 1995 and 1994, respectively.

For the years ended September 30, 1996, 1995 and 1994, one of the directors of the Bank was paid $37,000, $30,000 and $30,000, respectively, for consulting services rendered to the Bank. Another director of the Bank was paid total fees of $100,000, $75,000 and $50,000 for the years ended September 30, 1996, 1995 and 1994, respectively, for consulting services.

TAX SHARING AGREEMENT:

The Bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $25.0, $20.5 and $9.6 million to the Trust during fiscal 1996, 1995 and 1994, respectively, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1996, 1995 and 1994 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Under the terms of the Bank's board resolution, the Bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval. See Note 25.
                                      F-40

OTHER:

The Bank paid $4.5, $4.2 and $3.9 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1996, 1995 and 1994, respectively.

The Trust, the B. F. Saul Company and Chevy Chase Lake Corporation ("Lake"), an affiliate of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $24.0 million at September 30, 1996. The Bank paid interest on the accounts amounting to $1.1 million in fiscal 1996.

During fiscal 1995, the Bank purchased land and building plans from Lake for $1.3 million. During fiscal 1996, construction was completed and the Bank began occupying the building.

During fiscal 1994, the Bank sold 12.70 acres of retail land to Saul Holdings, L.P., at an amount equal to its net carrying value. During fiscal 1996, construction was completed and the Bank began to occupy the building.

27. FINANCIAL INSTRUMENTS - THE BANK

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

COMMITMENTS TO EXTEND CREDIT:

The Bank had $15,627.8 million of commitments to extend credit at September 30, 1996. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

Loans approved but not closed are commitments for fixed or adjustable-rate residential loans which are secured by real estate. The Bank currently requires borrowers to obtain private mortgage insurance on all loans where the loan-to-value ratio exceeds 80%.

FORWARD COMMITMENTS:

To manage the potentially adverse impact of interest rate movements on the fixed-rate mortgage loan pipeline, the Bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Forward sale commitments are used to sell specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price. Forward sale commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures. At September 30, 1996, the Bank had whole loan and mortgage-backed security forward sale commitments of $1.2 and $132.5 million, respectively. In addition, at September 30, 1996, the Bank had $36.2 million in mortgage-backed security forward purchase commitments related to its hedging activities.

LETTERS OF CREDIT:

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1996, the Bank had written letters of credit in the amount of $24.7 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $16.7 million will expire in fiscal 1997 and the remainder will expire over time through fiscal 2001. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. Investment and mortgage-backed securities with a book value of $2.3 million were pledged as collateral for certain of these letters of credit at September 30, 1996.

RECOURSE ARRANGEMENTS:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of credit card receivables, home equity credit line receivables, automobile loan receivables, home loan receivables and amounts on deposit in certain spread accounts through the asset-backed securitizations described in Note 15. At September 30, 1996 and 1995, the primary recourse to the Bank was $128.0 and $93.1 million, respectively. As a result of these recourse provisions, the Bank maintained restricted cash accounts amounting to $128.2 and $98.1 million, at September 30, 1996 and 1995, respectively, which are included in other assets in the Consolidated Balance Sheets.

The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1996, recourse to the Bank under these arrangements was $4,268. As security for the payment of funds due under certain of the FHLMC recourse obligations, the Bank is required to post collateral. At September 30, 1996, mortgage-backed securities pledged as collateral under these obligations had a book value of $3.5 million. In addition, the Bank maintained a restricted cash account amounting to $325,000 at September 30, 1996 and 1995 which is included in other assets in the Consolidated Balance Sheets.

INTEREST RATE CAP AGREEMENTS:

Interest rate cap agreements are used to limit the Bank's exposure to rising short-term interest rates related to certain of its asset-backed securitizations. At September 30, 1996, the Bank was a party to seven interest rate cap agreements with an aggregate notional amount of $500.0 million with maturity dates ranging from December 31, 1996 through June 30, 1999. The interest rate cap agreements entitle the Bank to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party. The Bank is exposed to credit losses in the event of nonperformance by the counterparty, but does not expect the counterparty to fail to meet its obligation given its credit rating.

CONCENTRATIONS OF CREDIT:

The Bank's principal real estate lending market is the metropolitan Washington, D.C. area. In addition, a significant portion of the Bank's consumer loan portfolio, including credit cards, was generated by customers residing in the metropolitan Washington, D.C. area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

28. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the Bank's financial instruments at September 30, 1996 and 1995 are as follows:

                                                                                         September 30,
                                                       ------------------------------------------------------------------------
                                                                     1996                                   1995
                                                       ----------------------------------     ---------------------------------
                                                         Carrying              Fair             Carrying              Fair
(In thousands)                                            Amount               Value             Amount              Value
--------------------------------------------------     --------------      --------------     --------------      -------------
Financial assets:
    Cash, due from banks,
       interest-bearing deposits
       and securities purchased
       under agreements to resell                    $       266,425    $        266,425   $        359,282    $       359,282
    Loans held for sale                                       76,064              76,064             68,679             68,729
    Loans held for securitization and sale                   450,000             450,000            500,000            500,000
    Investment securities                                      9,818               9,820              4,370              4,371
    Mortgage-backed securities                             1,306,417           1,307,838            880,208            879,720
    Loans receivable, net                                  2,772,969           2,834,726          2,327,222          2,351,729
    Interest rate cap agreements                               6,179               1,832              9,986              3,255
    Other financial assets                                   392,265             393,748            298,077            299,561

Financial liabilities:
    Deposit accounts with
        no stated maturities                               2,960,362           2,960,362          2,867,752          2,867,752
    Deposit accounts with
        stated maturities                                  1,203,675           1,210,497          1,291,500          1,295,816
    Securities sold under repurchase agreements
       and other short-term borrowings,
       notes payable and Federal Home Loan
       Bank advances                                         913,483             914,418            173,001            173,813
    Capital notes-subordinated                               154,383 (1)         161,875            154,102 (1)        159,250
    Other financial liabilities                               80,760              80,760             80,149             80,149

-------------------------------------------------------------------------------------------------------------------------------
(1)   Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1996 and 1995:

Cash, due from banks, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold: Carrying amount approximates fair value.

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

Loans receivable, net: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables are generally sold at face value through the Bank's securitization program, such face value is used as the estimated fair value of these receivables. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit card and home equity credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

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

Borrowings: These instruments consist of securities sold under repurchase agreements and other short-term borrowings, notes payable and Federal Home Loan Bank advances. For borrowings which either reprice frequently to market interest rates or are short-term in duration, the carrying amount approximates fair value. Fair value of the remaining amounts borrowed is estimated based on discounted cash flow analyses using interest rates currently charged by the lender for comparable borrowings with similar remaining maturities.

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

29. LITIGATION - THE BANK

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

30. SUBSEQUENT EVENTS - THE BANK

On December 3, 1996, the Bank sold $100.0 million of 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"). The Bank received net proceeds of $96.3 million from the sale of the 1996 Debentures which will be used for general corporate purposes. The Bank received OTS approval to include the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "Company") sold $150.0 million of its Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "REIT Preferred Stock") and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events. The Bank has received OTS approval to include the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable until January 15, 2007, and is redeemable thereafter at the option of the Company.

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

As discussed in Organization and Summary of Significant Accounting Policies, the Trust adopted SFAS 109 effective October 1, 1993, which had the effect of increasing the Trust's net deferred tax asset by approximately $36.3 million. The provisions for income taxes for the years ended September 30, 1996, 1995 and 1994, consist of the following:

                                                                                            Year Ended September 30,
                                                                                  ----------------------------------------------
(In thousands)                                                                        1996            1995            1994
-------------------------------------------------------------------------------   --------------  --------------  --------------
Current provision (benefit):
  Federal                                                                          $      5,628    $        (37)   $     13,480
  State                                                                                   2,799          (4,186)          4,421
                                                                                  --------------  --------------  --------------
                                                                                          8,427          (4,223)         17,901
                                                                                  --------------  --------------  --------------

Deferred provision (benefit):
  Federal                                                                                  (513)          5,964         (10,390)
  State                                                                                     386             280            (486)
                                                                                  --------------  --------------  --------------
                                                                                           (127)          6,244         (10,876)
                                                                                  --------------  --------------  --------------

Subtotal                                                                                  8,300           2,021           7,025

Tax effect of other items:
  Cumulative effect of adoption of SFAS 109                                                  --              --         (36,260)
  Extraordinary item                                                                         --              --          (6,160)
  Tax effect of net unrealized holding gains (losses) reported in
    stockholders' equity                                                                    809           7,207          (9,243)
                                                                                  --------------  --------------  --------------

Total                                                                              $       9,109   $       9,228    $   (44,638)
                                                                                  ==============  ==============  ==============


The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                                            Year Ended September 30,
                                                                                  ----------------------------------------------
(In thousands)                                                                        1996            1995            1994
-------------------------------------------------------------------------------   --------------  --------------  --------------
Computed tax at statutory Federal income tax rate                                  $      7,003    $      9,920    $      6,609
Increase (reduction) in taxes resulting from:
 Goodwill and other purchase accounting adjustments                                       1,626           1,164           1,311
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                                              8,883              --              --
 State income taxes                                                                     (12,277)         (3,540)          2,570
 Other                                                                                    3,066          (5,523)         (3,465)
                                                                                  --------------  --------------  --------------
                                                                                   $      8,301    $      2,021    $      7,025
                                                                                  ==============  ==============  ==============

Under SFAS 109, the components of the net deferred tax asset were as follows:

                                                                                                          September 30,
                                                                                                  ------------------------------
(In thousands)                                                                                        1996            1995
------------------------------------------------------------------------------------------------  --------------  --------------
Deferred tax assets:
  Provision for losses in excess of deductions                                                     $     51,166    $     65,072
  Deferred BIF/SAIF assessment                                                                           11,151              --
  Unrealized losses on real estate owned                                                                  3,545           2,744
  Property                                                                                                7,211           8,079
  Real estate mortgage investment conduit                                                                    --             675
  State net operating losses                                                                             12,224           2,593
  Partnership investments                                                                                 2,288           1,328
  Alternative minimum tax                                                                                    --           1,979
  Forgiveness of debt                                                                                     4,375           4,822
  Depreciation                                                                                            1,973           2,015
  Other                                                                                                   3,856           2,842
                                                                                                  --------------  --------------
  Gross deferred tax assets                                                                              97,789          92,149
                                                                                                  --------------  --------------

Deferred tax liabilities:
  Net unrealized holding gains on securities available-for-sale                                          (5,806)         (8,833)
  Deferred loan fees                                                                                     (5,764)         (4,691)
  Asset securitizations                                                                                  (3,125)             --
  Saul Holdings                                                                                          (7,682)         (7,685)
  Real estate taxes                                                                                          --            (335)
  Depreciation                                                                                           (5,750)         (8,970)
  FHLB stock dividends                                                                                   (5,375)         (5,376)
  Other                                                                                                  (2,804)         (3,955)
                                                                                                  --------------  --------------
  Gross deferred tax liabilities                                                                        (36,306)        (39,845)
                                                                                                  --------------  --------------

Valuation allowance                                                                                     (12,283)         (3,400)
                                                                                                  --------------  --------------

Net deferred tax asset                                                                             $     49,200    $     48,904
                                                                                                  ==============  ==============


Under SFAS 109, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 1996, management has maintained a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the Bank has generated taxable income while the Real Estate Trust has generated taxable losses. Net operating loss carryforwards are realizable through future taxable income of the Bank since the Trust files a consolidated tax return for federal purposes. The net operating loss carryforwards are not expected to be realizable for state tax purposes since a consolidated return is not filed with state tax authorities.

Management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the Bank's earnings. See further discussion in Notes 2 and 3.

TAX SHARING AGREEMENT

The Trust's affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $25.0, $20.5 and $9.6 million, respectively, to the Trust during fiscal 1996, 1995 and 1994.

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

As of September 30, 1996, there was no alternative minimum tax carryforward.

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

At September 30, 1996, 1995, and 1994, the amount of dividends in arrears on the preferred shares was $31,562,500 ($61.17 per share), $26,644,500 ($51.64 per share) and $21,226,500 ($41.14 per share), respectively. Based on the resumption of dividend payments on the preferred shares, the Trust recorded a liability at September 30, 1996, equal to the total dividends in arrears on that date.

34. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                                                                    Year Ended September 30, 1996
                                                                     ------------------------------------------------------------
(In thousands, except per share amounts)                               December         March           June         September
-------------------------------------------------------------------  -------------   -------------  --------------  -------------
Real Estate Trust:
 Total income                                                         $    18,159     $    17,206     $    20,696    $    20,778
 Operating loss                                                            (7,032)         (7,430)         (4,564)        (5,150)
The Bank:
 Interest income                                                           93,589          91,230          99,254        103,438
 Interest expense                                                          48,269          46,800          45,401         48,366
 Provision for loan losses                                                (11,913)        (28,850)        (30,062)       (44,915)
 Other income                                                              66,212          89,324          96,935         91,990
 Operating income (loss)                                                   15,984          21,341          31,617        (22,831)
Total Company:
Operating income (loss) before income taxes and
 minority interest                                                          8,952          13,911          27,053        (27,981)
Income (loss) before minority interest                                      5,199           7,842          15,621        (15,028)
Net income (loss)                                                           1,294           3,225          10,054        (14,651)
Net income (loss) per common share                                          (0.01)           0.39            1.80          (3.32)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Year Ended September 30, 1995
                                                                     ------------------------------------------------------------
(In thousands, except per share amounts)                               December         March           June         September
-------------------------------------------------------------------  -------------   -------------  --------------  -------------
Real Estate Trust:
 Total income                                                         $    17,324     $    17,541     $    21,754    $    20,666
 Operating loss                                                            (7,217)         (6,574)         (4,581)        (8,969)
The Bank:
 Interest income                                                           81,783          91,310          97,147         95,075
 Interest expense                                                          42,641          46,819          51,277         48,377
 Provision for loan losses                                                 (8,607)        (13,618)        (13,604)       (19,150)
 Other income                                                              43,107          55,304          67,950         66,756
 Operating income                                                           6,034          12,371          23,592         13,686
Total Company:
Operating income (loss) before income taxes and
 minority interest                                                         (1,183)          5,797          19,011          4,717
Income (loss) before minority interest                                       (742)          4,923          12,415          9,725
Net income (loss)                                                          (3,480)          1,135           7,379          5,816
Net income (loss) per common share                                          (1.00)          (0.05)           1.25           0.92

35. INDUSTRY SEGMENT INFORMATION - TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.


                                                                                   Year Ended September 30
                                                                        ----------------------------------------------
(In thousands)                                                              1996            1995             1994
----------------------------------------------------------------------  --------------  --------------   -------------
INCOME
Hotels                                                                   $     54,245    $     54,104     $    46,046
Commercial properties                                                          17,590          18,812          16,815
Other                                                                           5,004           4,369           3,183
                                                                        --------------  --------------   -------------
                                                                         $     76,839    $     77,285     $    66,044
                                                                        ==============  ==============   =============


OPERATING PROFIT (LOSS)
Hotels                                                                   $     12,635    $     10,836     $     7,488
Commercial properties                                                           5,893           6,951           5,473
Other                                                                           6,702           6,670           3,510
                                                                        --------------  --------------   -------------
                                                                               25,230          24,457          16,471
Gain (loss) on sales of property                                                  (68)          1,664              --
Interest and debt expense                                                     (40,514)        (41,040)        (40,576)
Advisory fee, management and leasing fees - related parties                    (7,423)         (7,376)         (6,793)
General and administrative                                                     (1,401)         (2,319)         (2,027)
Write-down of assets to net realizable value                                       --          (2,727)         (1,380)
                                                                        --------------  --------------   -------------
Operating loss                                                           $    (24,176)   $    (27,341)    $   (34,305)
                                                                        ==============  ==============   =============


IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                                                   $     84,255    $     87,143     $    79,183
Commercial properties                                                          78,388          81,821          83,937
Other                                                                         129,923         144,448         164,619
                                                                        --------------  --------------   -------------
                                                                         $    292,566    $    313,412     $   327,739
                                                                        ==============  ==============   =============


DEPRECIATION
Hotels                                                                   $      5,535    $      5,230     $     4,684
Commercial properties                                                           4,446           4,452           4,370
Other                                                                              39              32              28
                                                                        --------------  --------------   -------------
                                                                         $     10,020    $      9,714     $     9,082
                                                                        ==============  ==============   =============

CAPITAL EXPENDITURES
Hotels                                                                   $      4,769    $     13,815     $     3,586
Commercial properties                                                           2,444           2,544           2,486
Other                                                                             195             103             645
                                                                        --------------  --------------   -------------
                                                                         $      7,408    $     16,462     $     6,717
                                                                        ==============  ==============   =============

36. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                                      September 30,
                                                                                         -----------------------------------------
(In thousands)                                                                                  1996                 1995
-------------------------------------------------------------------                      -----------------------------------------
ASSETS
Income-producing properties                                                               $          232,628   $          238,927
Accumulated depreciation                                                                             (76,513)             (75,140)
                                                                                         -----------------------------------------
                                                                                                     156,115              163,787
Land parcels                                                                                          41,580               38,458
Equity investment in bank                                                                            184,258              174,222
Cash and cash equivalents                                                                             15,516               17,355
Other assets                                                                                          81,292               93,812
                                                                                         -----------------------------------------
    TOTAL ASSETS                                                                          $          478,761   $          487,634
                                                                                         =========================================

LIABILITIES
Mortgage notes payable                                                                    $          173,345   $          184,502
Notes payable - secured                                                                              177,500              175,500
Notes payable - unsecured                                                                             42,367               41,057
Deferred gains - real estate                                                                         112,883              112,883
Other liabilities and accrued expenses                                                                41,184               41,872
                                                                                         -----------------------------------------
    Total liabilities                                                                                547,279              555,814
                                                                                         -----------------------------------------
TOTAL SHAREHOLDERS' DEFICIT*                                                                         (68,518)             (68,180)
                                                                                         -----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $          478,761   $          487,634
                                                                                         =========================================

* See Consolidated Statements of Shareholders' Deficit


CONDENSED STATEMENTS OF OPERATIONS

                                                                                   For the Year Ended September 30
                                                                    --------------------------------------------------------------
(In thousands)                                                             1996                 1995                 1994
------------------------------------------------------------------- --------------------------------------------------------------
Total income                                                         $           76,839   $           77,285   $           66,044
Total expenses                                                                 (104,321)            (109,971)            (102,087)
Equity in earnings of partnership investments                                     3,374                3,681                1,738
Gain (loss) on sales of property                                                    (68)               1,664                   --
                                                                    --------------------------------------------------------------
Real estate operating loss                                                      (24,176)             (27,341)             (34,305)
Equity in earnings of bank                                                       15,846               22,882               15,850
                                                                    --------------------------------------------------------------
Total company operating loss                                                     (8,330)              (4,459)             (18,455)
Income tax benefit                                                               (8,252)             (15,309)             (15,369)
                                                                    --------------------------------------------------------------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting principle                               (78)              10,850               (3,086)
Extraordinary item: loss on early extinguishment of debt                             --                   --               (4,982)
                                                                    --------------------------------------------------------------
Income (loss) before  cumulative effect of change in
  accounting principle                                                              (78)              10,850               (8,068)
Cumulative effect of change in accounting principle                                  --                   --               31,157
                                                                    --------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                      $              (78)  $           10,850   $           23,089
                                                                    ==============================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   For the Year Ended September 30
                                                                    --------------------------------------------------------------
(In thousands)                                                             1996                 1995                 1994
------------------------------------------------------------------- --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $              (78)  $           10,850   $           23,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation                                                               10,020                9,714                9,082
      Write-down of real estate to net realizable value                              --                2,727                1,380
      Loss (gain) on sales of property                                               68               (1,654)                  --
      Equity in earnings of bank                                                (15,846)             (22,882)             (15,850)
      (Increase) decrease in deferred tax asset                                    (192)              10,836              (19,028)
      Loss on early extinguishment of debt                                           --                   --                4,982
      Decrease (increase) in accounts receivable and accrued income              (4,869)                (224)                (516)
      Increase (decrease) in accounts payable and accrued expenses                  430                  317               (5,473)
      Decrease (increase) in tax sharing receivable                              16,606               (5,685)             (12,015)
      Other                                                                       3,643                  325                3,490
                                                                    --------------------------------------------------------------
Net cash provided by (used in) operating activities                               9,782                4,324              (10,859)
                                                                    --------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures - properties                                                (7,408)              (6,270)              (6,717)
Property acquisitions                                                                --              (10,193)                  --
Property sales                                                                    1,812                   --                   --
Equity investment in unconsolidated entities                                        639                 (733)             (17,780)
Notes receivable - affiliates                                                        --                   --              (12,675)
Other investing activities                                                           50                   53                   43
                                                                    --------------------------------------------------------------
Net cash used in investing activities                                            (4,907)             (17,143)             (37,129)
                                                                    --------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                      6,208               16,328              185,080
Repayments of long-term debt                                                    (11,471)             (16,083)             (74,161)
Financing proceeds placed in liquidity maintenance escrow                            --                   --              (25,792)
Costs of obtaining financings                                                      (201)                (516)              (9,404)
Dividends paid                                                                   (1,250)                  --                   --
                                                                    --------------------------------------------------------------
Net cash provided by (used in) financing activities                              (6,714)                (271)              75,723
                                                                    --------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             (1,839)             (13,090)              27,735
Cash and cash equivalents at beginning of year                                   17,355               30,445                2,710
                                                                    --------------------------------------------------------------
Cash and cash equivalents at end of year                             $           15,516   $           17,355  $            30,445
                                                                    ==============================================================

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

              Class One Trustees --Terms End at 1997 Annual Meeting
              -----------------------------------------------------

    GILBERT M. GROSVENOR, age 65, has served as a Trustee since 1971. He also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., and Ethyl Corporation.

    B. FRANCIS SAUL II, age 64, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. He also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board of the Bank, as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute.

                 Class Two Trustee --Term Ends at 1998 Annual Meeting
                 ----------------------------------------------------

    GEORGE M. ROGERS, JR., age 63, has served as a Trustee since 1969. His professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the Bank. Mr. Rogers serves as a Director of the Bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

               Class Three Trustees --Terms End at 1999 Annual Meeting
               -------------------------------------------------------

    GARLAND J. BLOOM, JR., age 65, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real state finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

    JOHN R. WHITMORE, age 63, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Officer of The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries with which he has been an associated since 1975, and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc.

EXECUTIVE OFFICERS OF THE TRUST WHO ARE NOT DIRECTORS

    PHILIP D. CARACI, age 58, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of B. F. Saul Advisory Company, President of Franklin Property Company and a Director and President of Saul Centers, Inc.

    STEPHEN R. HALPIN, JR., age 41, serves as Vice President and Chief Financial Officer of the Trust. He also serves as Executive Vice President and Chief Financial Officer of the Bank.

    ROSS E. HEASLEY, age 57, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

    HENRY RAVENEL, JR., age 62, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

    WILLIAM K. ALBRIGHT, age 65, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

COMMITTEES OF THE BOARD OF TRUSTEES

    The Board of Trustees met four times during fiscal 1996. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the Committees of the Board on which he served.

    The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

    The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This Committee met four times during fiscal 1996.

    The Executive Committee is composed of Messrs. Rogers, Saul and Whitmore.
It is empowered to oversee day-to-day actions of the Advisor and Franklin in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This Committee did not meet during fiscal 1996.

    The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the Board and to perform such other duties as may be assigned to it from time to time. This Committee did not meet during fiscal 1996.

    Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each Board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1996, the Real Estate Trust paid total fees of $78,700 to the Trustees, including $14,900 to Mr. Saul.

ITEM 11.  EXECUTIVE COMPENSATION

    The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul receives compensation from the Bank for his services as the Bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin, who became an executive officer of the Trust in fiscal 1994, receives compensation from the the Bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 1996, 1995 or 1994.

    The following table set forth the cash compensation paid by the Bank to Mr. Saul and Mr. Halpin for or with respect to the fiscal years ended September 30, 1996, 1995 and 1994 for all capacities in which they served during such fiscal years.


                              SUMMARY COMPENSATION TABLE
                                 Annual Compensation
                          ----------------------------------

                                                                                  Other Annual          All Other
Name and Principal Position        Fiscal           Salary         Bonus          Compensation        Compensation
---------------------------        ------           ------         -----          ------------        ------------

B. Francis Saul II                    1996     $1,015,054         $500,000        $---                  $214,426 (1)
     Chairman and Chief               1995        830,441         $400,000        $---                  $228,138 (2)
     Executive Officer                1994       $682,966         $300,000        $---                  $109,860 (3)

Stephen R. Halpin, Jr.                1996     $  332,320         $ 58,000        $---                  $ 50,295 (1)
     Vice President and               1995     $  304,627         $ 44,250        $---                  $ 51,830 (2)
     Chief Financial Officer          1994     $  281,369         $ 41,400        $---                  $ 31,993 (3)

_____________________

(1) The total amounts shown in the "All Other Compensation" column for fiscal 1996 consist of the following: (i) contributions made by the Bank to the
    Bank's Supplemental Executive Retirement Plan    on behalf of Mr. Saul
    ($90,693) and Mr. Halpin ($14,373); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($2,102);
    (iii) contributions to the B.     F. Saul   Company Employees Profit Sharing
    Retirement Plan (the "Retirement Plan"), a defined contribution plan, on behalf of Mr. Halpin ($9,000); and (iv) accrued earnings on awards
    previously made under the Bank's   Deferred Compensation Plan on behalf of
    Mr. Saul ($123,733) and Mr. Halpin ($24,820).

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

(3) The total amounts shown in the "All Other Compensation" column for fiscal 1994 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($42,337) and Mr. Halpin ($4,177); (ii) the taxable benefit of premiums paid by the Bank for group term life insurance on behalf of Mr. Halpin ($500);
    (iii) contributions to the Retirement Plan on behalf Mr. Halpin ($15,189); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($67,523) and Mr. Halpin ($12,127).

    Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the Bank to the accounts (the "Accounts") of the executive officers of the Bank named above for fiscal 1996 under the Bank's Deferred Compensation Plan (the "Plan").

                               Long-Term Incentive Program - Awards in Last Fiscal Year

                               Performance or              Estimated Future Payouts (1)
                             Other Period Until          Under Non-Stock Price-Based Plans
Name                        Maturation or Payout         Threshold     Target (2)   Maximum
----                        --------------------        -----------  ------------- ---------

B. Francis Saul II(3)               2002                $  450,000      $638,330     $2,786,281
Stephen R. Halpin, Jr.              2006                $1,000,000      $179,085     $  619,174

-----------------------------

(1) The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2006.

(2) The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank's rate of return on average assets during each of the years in the performance period are the same as the Bank's rate of return during the fiscal year ended September 30, 1996.

(3) The payout amounts shown for Mr. Saul are the estimated amounts that would be payable to Mr. Saul if his employment continued with the Bank for the entire ten-year performance period of the Plan. Certain of the awards credited by the Bank to the account maintained for the benefit of Mr. Saul under the Plan, vested at the time Mr. Saul attained age 60 in 1992. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the Plan. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the Net Contribution (as defined) in his account prior to the year 2007.

    Certain of the awards credited by the Bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the Bank to the Account maintained for the benefit of Mr. Saul will vest upon the earlier of (i) five years after the date of the award, (ii) his attainment of the age of 70 in 2002, (iii) his death, (iv) his total or permanent disability, or a change in control of the Bank (as defined in the Plan). Accordingly, as of September 30, 1996, Mr. Saul was partially vested in the Account balance maintained for his benefit under the Plan. As of that date, the vested Account balance maintained for Mr. Saul's benefit under the Plan was $983,069. As of September 30, 1996, Mr. Saul has vested Accounts that are payable within 90 days after September 30, 1996 in the amount of $180,780.

    The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2006 (or the executive officer's earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents, the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution").

    Executive officers are entitled to receive the Net Contribution in their Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following: (i) September 30, 2006; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the Bank (as defined in the Plan). Plan participants become partially vested to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2001.

    Payouts are made under the Plan without 120 days after September 30, 2006, or the earlier termination of the executive officer's employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of December 2, 1996, concerning beneficial ownership of Common Shares and Preferred Shares of Beneficial Interest ("Preferred Shares") by (i) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (ii) each member of the Board of Trustees, (iii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" and (iv) all Trustees and executive officers of the Trust as a group.


         Name of                 Aggregate Number of Shares         Percent of
    Beneficial Owner               Beneficially Owned (1)           Class (1)
------------------------         --------------------------        ------------
B. Francis Saul II                       Preferred:
                                         516,000 (2)                   100.00%
                                           Common:
                                        4,807,510 (3)                   99.60%

Philip D. Caraci                           Common:
                                          19,400 (4)                     0.40%

All Trustees and executive               Preferred:
officers as a group (10 persons)         516,000 (2)                   100.00%
                                           Common:
                                          4,826,910                    100.00%


-------------------------------------------------------------------------------

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of the Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr. and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of the Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the Trustees. The monthly fee was $250,000 for the period October 1993 through March 1994, $292,000 for the period April 1994 through September 1995, $301,000 for the period October 1995 through March 1996, and $306,000 for the period April 1996 through September 1996. The advisory contract has been extended until September 30, 1997, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

    The Saul Company and Franklin, a wholly owned subsidiary of the Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of the Saul Company and Franklin are reviewed and approved by the Trustees. Fees to the Saul Company and Franklin amounted to $4.8 million in fiscal 1996.

    The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

    The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $74,000 in such fees in fiscal 1996.

    B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to $152,000 in fiscal 1996.

    In fiscal 1994, the Real Estate Trust made a $15.0 million demand loan to the Saul Company. This loan accrues interest at an annual rate of prime plus 1/2%. During fiscal 1995, Saul Company made principal and interest payments on such loan of $2.3 million and $1.2 million respectively. During fiscal 1996 the Real Estate Trust made new loans aggregating $3.5 million to the Saul Company. Interest accrued on all loans to the Saul Company amounted to $1.4 million during fiscal 1996. At September 30, 1996 the total principal due the Real Estate Trust was $16.2 million.

    REMUNERATION OF TRUSTEES AND OFFICERS. For fiscal 1996, the Real Estate Trust paid the Trustees $79,000 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul was paid by the Bank for his services as the Bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the Bank for his services as Executive Vice President and Chief Financial Officer of the Bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, and Saul receive compensation for their services as directors of the Bank and Messrs. Rogers, Saul and Whitmore and all of the officers of the Real Estate Trust receive compensation from the Saul Company and/or its affiliated corporations as directors or officers thereof.

    LEGAL SERVICES. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received $119,000 in fiscal 1996, excluding expense reimbursements.

    OTHER TRANSACTIONS.  The Real Estate Trust leases space to the Bank and
Franklin at one of its income-producing properties.   Amounts paid  under these
leases  amounted to $143,000  in fiscal 1996.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a) The following documents are filed as part of this report:

    1.   Financial Statements
         --------------------

         (a)  Report of Independent Public Accountant.

         (b)  Consolidated Balance Sheets - As of  September 30, 1996 and 1995.

         (c) Consolidated Statements of Operations - For the years ended September 30, 1996, 1995 and 1994.

         (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1996, 1995 and 1994.

         (e) Consolidated Statements of Cash Flows - For the years ended September 30, 1996, 1995 and 1994.

         (f)  Notes to Consolidated Financial Statements.

    2.   Financial Statement Schedules and Supplementary Data
         ----------------------------------------------------

      (a) Selected Quarterly Financial Data for the Real Estate Trust are incorporated by reference in Part II, Item 8.

      (b)  Report of Independent Public Accountant.

      (c)  Schedules of the Real Estate Trust:

           Schedule I - Condensed Financial Information - For the years ended September 30, 1996, 1995 and 1994.

           Schedule III - Consolidated Schedule of Investment Properties - As of September 30, 1996.

EXHIBITS      DESCRIPTION
--------      -----------------------------------------------------------------
  3.         ORGANIZATIONAL DOCUMENTS

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

  4.          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES

      (a) Indenture dated as of March 30, 1994 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust's 115/8% Series B Senior Secured Notes due 2002, as filed as Exhibit 4(a) to Registration Statement 33-52995 is hereby incorporated by reference.

      (b) Indenture with respect to the Trust's Senior Notes Due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration No. 33-19909 is hereby incorporated by reference.

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

EXHIBITS       DESCRIPTION
--------      -----------------------------------------------------------------

              the Trust Indenture Act of 1939 (file No. 22-10206) is hereby incorporated by reference

      (j) Indenture dated as of September 1, 1992 with respect to the Trust's Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

  10.         MATERIAL CONTRACTS

      (a) Advisory Contract with B.F. Saul Advisory Company effective October 1, 1982 filed as Exhibit 10(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.

      (b) Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and Franklin Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

      (c) Tax sharing Agreement dated June 28,1990 among the Trust, Chevy Chase Savings Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

      (d) Agreement dated June 28, 1990 among the Trust B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Savings Bank, F.S.B. and certain real property to the Trust in exchange for preferred shares of beneficial interest of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

      (e) Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

      (f) Written Agreement dated September 30, 1991 between the Office of Thrift Supervision and Chevy Chase Savings Bank, F.S.B. filed as
              Exhibit 10(f) to Registration Statement No. 33-34930 is hereby incorporated by reference.

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

      (h) Advisory Contract between B.F. Saul Advisory Company and Dearborn Corporation dated as of December 31, 1992 filed as Exhibit 10(p) to Registration Statement No. 33-34930 is hereby incorporated by reference.

      (i) Commercial Property Leasing and Management Agreement between Dearborn Corporation and Franklin Property Company dated as of December 31, 1992 filed as Exhibit 10(q) to Registration Statement No. 33-34930 is hereby incorporated by reference.

EXHIBITS      DESCRIPTION
--------      -----------------------------------------------------------------

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

*21.          List of Subsidiaries of the Trust.

*27.          Financial Data Schedule.



---------------------
*  Filed herewith.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES


To the Trusees and Shareholders of
  B.F. Saul Real Estate Investment Trust




We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 1996 and 1995 and for the years then ended in accordance with generally accepted auditing standards, and have issued our report thereon dated December 3, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Washington, D.C.
December 3, 1996

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I


(a) Required consensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:



                                     Year Ended September 30
                           ---------------------------------------
                              1996             1995           1994

                           $6,800,000          None           None

Consolidated Schedule of Investment Properties - Real Estate Trust Schedule III September 30, 1996
(Dollars in Thousands)

                                                           Costs
                                                         Capitalized                  Basis at Close of Period
                                                                      ----------------------------------------------------------
                                             Initial     Subsequent                   Buildings
                                            Basis to         to                          and          Leasehold
Hotels                                        Trust      Acquisition     Land       Improvements      Interests       Total
------------------------------------------ ------------ -------------------------- ---------------- ----------------------------
Hampton Inn-Dulles, Sterling VA             $       --    $     5,886   $     290   $        5,596   $          --   $    5,886
Holiday Inn, Auburn Hills MI                    10,450            641       1,028           10,063              --       11,091
Holiday Inn, Cincinnati OH                       6,859          2,319         245            8,933              --        9,178
Holiday Inn, Dulles VA                           6,950         19,446         862           25,534              --       26,396
Holiday Inn, Gaithersburg MD                     3,849         14,658       1,781           16,726              --       18,507
Holiday Inn, Pueblo CO                           3,458          1,995         561            4,892              --        5,453
Holiday Inn, Rochester NY                        3,340          9,360         605           12,095              --       12,700
Holiday Inn, Tysons Corner VA                    6,976         12,415       3,107           16,284              --       19,391
Howard Johnsons, Arlington VA                   10,187          2,628       1,183           11,632              --       12,815
                                           ------------ -------------------------- ---------------- ----------------------------
Subtotal - Hotels                            $  52,069     $   69,348    $  9,662    $     111,755   $          --     $121,417
                                           ------------ -------------------------- ---------------- ----------------------------

Commercial
------------------------------------------
900 Circle 75 Pkway, Atlanta GA              $  33,434   $        398   $     563   $       33,269   $          --    $  33,832
1000 Circle 75 Pkway, Atlanta GA                 2,820            870         248            3,442              --        3,690
1100 Circle 75 Pkway, Atlanta GA                22,746          1,796         419           24,123              --       24,542
8201 Greensboro, Tysons Corner VA               28,890          1,925       1,633           29,182              --       30,815
Commerce Ctr-Ph II, Ft Lauderdale FL             4,266            587         782            4,071              --        4,853
Dulles North, Loudon County VA                      --          5,502         421            5,081              --        5,502
Metairie Tower, Metairie LA                      2,729            533         403            2,859              --        3,262
                                           ------------ -------------------------- ---------------- ----------------------------
Subtotal - Commercial                        $  94,885     $   11,611    $  4,469    $     102,027   $          --     $106,496
                                           ------------ -------------------------- ---------------- ----------------------------

                                                                                                                    Buildings
                                                                                                                       and
                                                                                                                  Improvements
                                              Accumulated           Related         Date of           Date         Depreciable
Hotels                                        Depreciation           Debt         Construction      Acquired      Lives (Years)
------------------------------------------ ------------------- --------------------------------- --------------- ----------------
Hampton Inn-Dulles, Sterling VA             $           2,035   $          1,896      1987            4/87            31.5
Holiday Inn, Auburn Hills MI                              640              7,482      1989           11/94            31.5
Holiday Inn, Cincinnati OH                              4,289              2,927      1975            2/76             40
Holiday Inn, Dulles VA                                 10,031             12,573      1971           11/84             28
Holiday Inn, Gaithersburg MD                            6,274              7,308      1972            6/75             45
Holiday Inn, Pueblo CO                                  2,341              3,994      1973            3/76             40
Holiday Inn, Rochester NY                               5,244             13,805      1975            3/76             40
Holiday Inn, Tysons Corner VA                           6,513             16,274      1971            6/75             47
Howard Johnsons, Arlington VA                           4,859              9,395      1973           11/83             30
                                           ------------------- ------------------
Subtotal - Hotels                           $          42,226   $        75,654
                                           ------------------- ------------------

Commercial
------------------------------------------
900 Circle 75 Pkway, Atlanta GA             $          10,898   $         21,520      1985           12/85             35
1000 Circle 75 Pkway, Atlanta GA                        1,771              2,230      1974            4/76             40
1100 Circle 75 Pkway, Atlanta GA                        9,476             15,810      1982            9/82             40
8201 Greensboro, Tysons Corner VA                       8,307             35,669      1985            4/86             35
Commerce Ctr-Ph II, Ft Lauderdale FL                    1,221              1,340      1986            1/87             35
Dulles North, Loudon County VA                            932              1,319      1990           10/90            31.5
Metairie Tower, Metairie LA                             1,416                 --      1974           11/76             40
                                           ------------------- ------------------
Subtotal - Commercial                       $          34,021   $         77,888
                                           ------------------- ------------------

September 30, 1996
(Dollars in Thousands)

                                                           Costs
                                                         Capitalized                  Basis at Close of Period
                                                                      ----------------------------------------------------------
                                             Initial     Subsequent                   Buildings
                                            Basis to         to                          and          Leasehold
Purchase-Leasebacks                           Trust      Acquisition     Land       Improvements      Interests       Total
------------------------------------------ ------------ -------------------------- ---------------- ----------------------------
Beverly Plaza, Casper, WY                   $      500   $         --   $     500   $            --  $          --   $      500
Chateau di Jon, Metairie, LA                     1,125             --       1,125               --              --        1,125
Country Club, Knoxville, TN                        500             --         500               --              --          500
Houston Mall, Warner Robbins, GA                   650             --         650               --              --          650
Old National, Atlanta, GA                          550             --         550               --              --          550
                                           ------------ -------------------------- ---------------- ----------------------------
Subtotal - Purchase-Leasebacks              $    3,325   $         --    $  3,325   $            --  $          --   $    3,325
                                           ------------ -------------------------- ---------------- ----------------------------

Miscellaneous investments                   $      633   $        757   $     250   $          991   $         149   $    1,390
                                           ------------ -------------------------- ---------------- ----------------------------

Total Income-Producing Properties             $150,912     $   81,716     $17,706   $      214,773   $         149     $232,628
                                           ------------ -------------------------- ---------------- ----------------------------

Land Parcels
------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                          $    7,378            143    $  7,521   $           --   $          --   $    7,521
Avenel, Gaithersburg, MD                           361              8         369               --              --          369
Church Road, Loudoun Co., VA                     2,586          2,272       4,858               --              --        4,858
Circle 75, Atlanta, GA                          12,927          4,264      17,191               --              --       17,191
Flagship Centre, Rockville, MD                   1,729             39       1,768               --              --        1,768
Holiday Inn - Rochester, Roch., NY                  68             --          68               --              --           68
Overland Park, Overland Park, KA                 3,771            397       4,168               --              --        4,168
Prospect Indust. Pk, Ft. Laud., FL               2,203              9       2,212               --              --        2,212
Sterling Blvd., Loudoun Co., VA                     --          3,425       3,425               --              --        3,425
                                           ------------ -------------------------- ---------------- ----------------------------
Subtotal                                     $  31,023     $   10,557     $41,580   $           --   $          --    $  41,580
                                           ------------ -------------------------- ---------------- ----------------------------

Total Investment Properties                   $181,935     $   92,273     $59,286    $     214,773   $         149     $274,208
                                           ============ ========================== ================ ============================

                                                                                                                    Buildings
                                                                                                                       and
                                                                                                                  Improvements
                                              Accumulated           Related         Date of           Date         Depreciable
Purchase-Leasebacks                           Depreciation           Debt         Construction      Acquired      Lives (Years)
------------------------------------------ ------------------- --------------------------------- --------------- ----------------
Beverly Plaza, Casper, WY                   $              --   $             --                      4/74
Chateau di Jon, Metairie, LA                               --                 --                     11/73
Country Club, Knoxville, TN                                --                 --                      5/76
Houston Mall, Warner Robbins, GA                           --                 --                      2/72
Old National, Atlanta, GA                                  --                 --                      8/71
                                           ------------------- ------------------
Subtotal - Purchase-Leasebacks              $              --   $             --
                                           ------------------- ------------------

Miscellaneous investments                   $             266   $             --
                                           ------------------- ------------------

Total Income-Producing Properties           $          76,513   $        153,542
                                           ------------------- ------------------

Land Parcels
------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                          $              --   $         19,000                  12/84 & 5/85
Avenel, Gaithersburg, MD                                   --                 --                     12/76
Church Road, Loudoun Co., VA                               --                 --                  9/84 & 4/85
Circle 75, Atlanta, GA                                     --              4,312                  2/77 & 1/84
Flagship Centre, Rockville, MD                             --                 --                      8/85
Holiday Inn - Rochester, Roch., NY                         --                 --                      9/86
Overland Park, Overland Park, KA                           --                 --                  1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL                         --                350                  10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                            --                 --                      4/84
                                           ------------------- ------------------
Subtotal                                    $              --   $         23,662
                                           ------------------- ------------------

Total Investment Properties                 $          76,513   $        177,204
                                           =================== ==================

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES - REAL ESTATE TRUST

NOTES:

(1) See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 3 to Consolidated Financial Statements.

(2) A reconciliation of the basis of investment properties and accumulated depreciation follows.


BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                                   For The Year Ended September 30
                                                                    --------------------------------------------------------------
                                                                           1996                 1995                 1994
                                                                    -------------------- -------------------- --------------------


Basis of investment properties
-------------------------------------------------------------------

Balance at beginning of period                                       $          277,385   $          266,095   $          263,393
Additions (reductions) during the period:
    Capital expenditures                                                          7,408               16,462                6,717
    Sales - nonaffiliates                                                        (5,382)                  --                   --
    Write-down of assets to net realizable value                                     --               (2,727)              (1,380)
    Other                                                                        (5,203)              (2,445)              (2,635)
                                                                    -------------------- -------------------- --------------------
Balance at end of period                                             $          274,208   $          277,385   $          266,095
                                                                    ==================== ==================== ====================


Accumulated depreciation
-------------------------------------------------------------------

Balance at beginning of period                                       $           75,140   $           68,111   $           62,626
Additions (reductions) during the period:
    Depreciation expense                                                         10,020                9,714                9,082
    Sales - nonaffiliates                                                        (3,441)                  --                   --
    Other                                                                        (5,206)              (2,685)              (3,597)
                                                                    -------------------- -------------------- --------------------
Balance at end of period                                             $           76,513   $           75,140   $           68,111
                                                                    ==================== ==================== ====================


                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust

December 27, 1996                 /s/B. Francis Saul II
                                 ---------------------------------------------
                                 B. Francis Saul II
                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

         Signature                      Title                        Date
         ---------                      -----                        ----


/s/B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 27, 1996


/s/Stephen R. Halpin, Jr.                                     December 27, 1996
--------------------------   Vice President and Chief
   Stephen R. Halpin         Financial Officer (Principal
                             Financial Officer)


/s/Ross E. Heasley                                            December 27, 1996
--------------------------   Vice President (Principal
   Ross E. Heasley           Accounting Officer)


/s/Garland J. Bloom, Jr.                                      December 27, 1996
--------------------------   Trustee
   Garland J. Bloom, Jr.


/s/Gilbert M. Grosvenor                                       December 27, 1996
--------------------------   Trustee
   Gilbert M. Grosvenor


/s/George M. Rogers, Jr.                                      December 27, 1996
--------------------------   Trustee
   George M. Rogers, Jr.


/s/John R. Whitmore                                           December 27, 1996
--------------------------   Trustee
   John R. Whitmore