Form 10-Q
period 1996-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1997-02-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1996
                                -----------------------------------------------

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

Commission file number : 1-7184


                     B. F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)


         Maryland                                        52-6053341
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


   8401 Connecticut Avenue,
   Chevy Chase, Maryland                                       20815
-------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)

                                 (301) 986-6000
-------------------------------------------------------------------------------
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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 10, 1997, was 4,826,910.

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at December 31, 1996 and
                            September 30, 1996

                  (b) Consolidated Statements of Operations for the
                         three-month periods ended December 31, 1996 and 1995

                  (c) Consolidated Statements of Cash Flows for the
                         three-month periods ended December 31, 1996 and 1995

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended December 31, 1996 compared
                              to three months ended December 31, 1995

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                    December 31      September 30
                                                                                                   ---------------  ---------------
(In thousands)                                                                                          1996             1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                           $     126,771    $     121,417
    Commercial                                                                                            107,189          106,496
    Other                                                                                                   4,734            4,715
                                                                                                   ---------------  ---------------
                                                                                                          238,694          232,628
    Accumulated depreciation                                                                              (79,162)         (76,513)
                                                                                                   ---------------  ---------------
                                                                                                          159,532          156,115
Land parcels                                                                                               41,720           41,580
Cash and cash equivalents                                                                                   9,431           15,516
Other assets                                                                                               83,608           81,292
                                                                                                   ---------------  ---------------
                    Total real estate assets                                                              294,291          294,503
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                   247,900          213,394
Interest-bearing deposits                                                                                  40,278           53,031
Securities purchased under agreements to resell                                                            40,000               --
Loans held for sale                                                                                       104,881           76,064
Loans held for securitization and sale                                                                    350,000          450,000
Investment securities (market value $9,910 and $9,820, respectively)                                        9,887            9,818
Mortgage-backed securities (market value $1,375,792 and $1,307,838, respectively)                       1,371,422        1,306,417
Loans receivable (net of allowance for losses of $95,485 and $95,523, respectively)                     3,091,253        2,772,967
Federal Home Loan Bank stock                                                                               22,458           31,940
Real estate held for investment or sale (net of allowance for losses of $131,407 and $126,710,
     respectively)                                                                                        118,889          123,489
Property and equipment, net                                                                               235,698          225,135
Cost in excess of net assets acquired, net                                                                  2,030            2,399
Other assets                                                                                              507,380          428,420
                                                                                                   ---------------  ---------------
                    Total banking assets                                                                6,142,076        5,693,074
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $   6,436,367    $   5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $     183,085    $     173,345
Notes payable - secured                                                                                   175,000          177,500
Notes payable - unsecured                                                                                  43,897           42,367
Deferred gains - real estate                                                                              112,883          112,883
Accrued dividends payable - preferred shares of beneficial interest                                        32,167           31,563
Other liabilities and accrued expenses                                                                     34,460           40,434
                                                                                                   ---------------  ---------------
                    Total real estate liabilities                                                         581,492          578,092
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                        4,205,971        4,164,037
Borrowings                                                                                                678,468          644,418
Federal Home Loan Bank advances                                                                           418,665          269,065
Other liabilities                                                                                         134,315          150,924
Capital notes -- subordinated                                                                             250,000          160,000
                                                                                                   ---------------  ---------------
                    Total banking liabilities                                                           5,687,419        5,388,444
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                       47,270           46,065
Minority interest -- other                                                                                218,307           74,307
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       6,534,488        6,086,908
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                        516              516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                 6,642            6,642
Paid-in surplus                                                                                            92,943           92,943
Deficit                                                                                                  (155,135)        (156,084)
Net unrealized holding loss                                                                                (1,239)          (1,500)
                                                                                                   ---------------  ---------------
                                                                                                          (56,273)         (57,483)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                   (41,848)         (41,848)
                                                                                                   ---------------  ---------------
TOTAL SHAREHOLDERS' DEFICIT                                                                               (98,121)         (99,331)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $   6,436,367    $   5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                     For the Three Months Ended
                                                                                                             December 31
                                                                                                   --------------------------------
(In thousands, except per share amounts)                                                                1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                             $       13,209   $       12,705
Commercial properties                                                                                       4,833            4,514
Other                                                                                                         978              940
                                                                                                   ---------------  ---------------
Total income                                                                                               19,020           18,159
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                                  9,061            8,703
    Commercial properties                                                                                   1,840            1,722
    Land parcels and other                                                                                    469              368
Interest expense                                                                                            9,971           10,048
Amortization of debt expense                                                                                  174              142
Depreciation                                                                                                2,649            2,413
Advisory, management and leasing fees - related parties                                                     1,912            1,789
General and administrative                                                                                    480              420
                                                                                                   ---------------  ---------------
Total expenses                                                                                             26,556           25,605
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                                 444              471
Loss on sale of property                                                                                       --              (57)
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                         $       (7,092) $        (7,032)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                              $       93,240   $       76,484
Mortgage-backed securities                                                                                 18,914           13,212
Trading securities                                                                                            244              155
Investment securities                                                                                         144               49
Other                                                                                                       2,729            3,689
                                                                                                   ---------------  ---------------
Total interest income                                                                                     115,271           93,589
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                           38,326           41,979
Borrowings                                                                                                 19,218            6,290
                                                                                                   ---------------  ---------------
Total interest expense                                                                                     57,544           48,269
                                                                                                   ---------------  ---------------
Net interest income                                                                                        57,727           45,320
Provision for loan losses                                                                                 (26,840)         (11,913)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                        30,887           33,407
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                                                           14,532            4,285
Loan and deposit servicing fees                                                                            63,285           60,754
Gain (loss) on sales of trading securities, net                                                               (51)             253
Loss on real estate held for investment or sale, net                                                       (4,374)          (8,298)
Gain on sales of loans, net                                                                                 7,901            4,957
Other                                                                                                       6,318            4,408
                                                                                                   ---------------  ---------------
Total other income                                                                                         87,611           66,359
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                     For the Three Months Ended
                                                                                                             December 31
                                                                                                   --------------------------------
(In thousands, except per share amounts)                                                                1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                     $       36,604   $       29,330
Loan                                                                                                        4,320            5,600
Property and equipment                                                                                      9,267            7,872
Marketing                                                                                                  20,077           10,425
Data processing                                                                                            14,786           11,845
Deposit insurance premiums                                                                                  2,066            2,657
Amortization of cost in excess of net assets acquired                                                         368              482
Other                                                                                                      11,052           15,571
                                                                                                   ---------------  ---------------
Total operating expenses                                                                                   98,540           83,782
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                           $       19,958   $       15,984
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                   $       12,866   $        8,952
Income tax provision                                                                                        5,131            3,753
                                                                                                   ---------------  ---------------
Income before minority interest                                                                             7,735            5,199
Minority interest held by affiliates                                                                       (1,740)          (1,467)
Minority interest -- other                                                                                 (3,692)          (2,438)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                                                    2,303            1,294

DEFICIT
Beginning of period                                                                                      (156,084)        (123,943)
Dividends
    Preferred shares of beneficial interest                                                                 1,354               --
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                                                        $   (155,135)    $   (122,649)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                     $        949     $        (61)

NET INCOME (LOSS) PER COMMON SHARE
Income before minority interest                                                                      $       1.32     $       0.80
Minority interest held by affiliates                                                                        (0.36)           (0.30)
Minority interest -- other                                                                                  (0.76)           (0.51)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                                   $       0.20     $      (0.01)
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                     For the Three Months Ended
                                                                                                             December 31
                                                                                                   --------------------------------
(In thousands)                                                                                          1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                           $       (4,658)  $       (4,575)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                            2,649            2,413
    Loss on sale of property                                                                                   --               57
    Increase in accounts receivable and accrued income                                                       (855)          (3,778)
    Increase in deferred tax asset                                                                         (2,517)          (2,510)
    Decrease in accounts payable and accrued expenses                                                      (5,772)          (8,610)
    Decrease in tax sharing receivable                                                                         --           10,000
    Amortization of debt expense                                                                              174              142
    Equity in earnings of unconsolidated entities                                                            (444)            (471)
    Other                                                                                                   2,653            2,048
                                                                                                   ---------------  ---------------
                                                                                                           (8,770)          (5,284)
                                                                                                   ---------------  ---------------
Banking
Net income                                                                                                  6,961            5,869
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                             (1,172)             590
    Depreciation and amortization                                                                           6,656            5,753
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                                    2,418            2,297
    Capitalized interest on real estate held for investment or sale                                          (559)            (968)
    Originations of mortgage servicing rights                                                              (1,519)            (966)
    Provision for loan losses                                                                              26,840           11,913
    Net fundings of loans held for sale  and/or securitization                                           (191,348)        (137,895)
    Proceeds from sales of trading securities                                                              91,926           58,993
    Proceeds from sales of loans held for sale and/or securitization                                      755,197          883,711
    Provision for losses on real estate held for investment or sale                                         4,697            9,456
    Earnings on real estate                                                                                  (424)          (1,258)
    (Gain) loss on sales of trading securities, net                                                            51             (253)
    Gain on sales of loans, net                                                                            (7,901)          (4,957)
    Minority interest held by affiliates                                                                    1,740            1,467
    Minority interest - other                                                                               2,438            2,438
    Increase in excess servicing assets                                                                    (9,117)          (2,832)
    Increase in other assets                                                                              (64,169)         (13,179)
    Decrease in other liabilities and accrued expenses                                                    (16,475)         (20,897)
    Decrease in tax sharing payable                                                                            --          (10,000)
    Other operating activities, net                                                                        (2,136)          (5,608)
                                                                                                   ---------------  ---------------
                                                                                                          604,104          783,674
                                                                                                   ---------------  ---------------
Net cash provided by operating activities                                                                 595,334          778,390
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                          (1,497)            (833)
Property sales                                                                                                 --            1,812
Property acquisition                                                                                       (4,709)              --
Equity investment in unconsolidated entities, net                                                           1,097           (1,266)
                                                                                                   ---------------  ---------------
                                                                                                           (5,109)            (287)
                                                                                                   ---------------  ---------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                9,482               --
Net proceeds from sales of real estate                                                                      7,327           26,709
Net proceeds from sales of mortgage servicing rights                                                           --              966
Net fundings of loans receivable                                                                         (725,811)        (487,366)
Principal collected on mortgage-backed securities                                                         103,667           56,758
Purchases of mortgage-backed securities                                                                  (168,941)              --
Purchases of loans receivable                                                                            (195,186)         (12,625)
Purchases of property and equipment                                                                       (17,295)         (12,599)
Disbursements for real estate held for investment or sale                                                  (5,952)          (7,537)
Other investing activities, net                                                                               233           (3,210)
                                                                                                   ---------------  ---------------
                                                                                                         (992,476)        (438,904)
                                                                                                   ---------------  ---------------
Net cash used in investing activities                                                                    (997,585)        (439,191)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                     For the Three Months Ended
                                                                                                             December 31
                                                                                                   --------------------------------
(In thousands)                                                                                          1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                   $       19,500   $           --
Principal curtailments and repayments of mortgages                                                         (9,750)          (3,153)
Repayments of secured notes                                                                                (2,500)              --
Proceeds from sales of unsecured notes                                                                      1,881              731
Repayments of unsecured notes                                                                                (351)            (809)
Costs of obtaining financings                                                                                (236)            (144)
Dividends paid - preferred shares of beneficial interest                                                     (750)              --
                                                                                                   ---------------  ---------------
                                                                                                            7,794           (3,375)
                                                                                                   ---------------  ---------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    4,221,190        3,569,101
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (4,179,256)      (3,516,262)
Net increase in securities sold under repurchase agreements                                                55,755               96
Advances from the Federal Home Loan Bank                                                                  393,216               34
Repayments of advances from the Federal Home Loan Bank                                                   (243,616)             (24)
Proceeds from other borrowings                                                                          1,004,944          369,222
Repayments of other borrowings                                                                         (1,026,649)        (372,077)
Cash dividends paid on preferred stock                                                                     (2,438)          (2,438)
Cash dividends paid on common stock                                                                        (3,000)              --
Repayment of capital notes - subordinated                                                                 (10,000)              --
Net proceeds received from capital notes - subordinated                                                    96,112               --
Net proceeds from issuance of preferred stock of subsidiary                                               144,000               --
Other financing activities, net                                                                              (133)             427
                                                                                                   ---------------  ---------------
                                                                                                          450,125           48,079
                                                                                                   ---------------  ---------------
Net cash provided by financing activities                                                                 457,919           44,704
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                  55,668          383,903
Cash and cash equivalents at beginning of period                                                          281,941          376,637
                                                                                                   ---------------  ---------------
Cash and cash equivalents at end of period                                                          $     337,609    $     760,540
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                        $      72,718    $      65,746
        Income taxes                                                                                          290            5,494

Supplemental schedule of noncash activities:
    Rollovers of notes payable - unsecured                                                                  1,514            1,195
    Loans held for sale exchanged for trading securities                                                   92,072           59,020
    Loans receivable transferred to loans held for sale and/or securitization                             576,582          672,583
    Loans made in connection with the sale of real estate                                                     467           34,361
    Loans receivable transferred to real estate acquired in settlement of loans                             1,148            1,308


-----------------------------------------------------------------------------------------------------------------------------------
The Notes to  Consolidated Financial Statements are an integral part of these statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1996. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4.   BANKING:

LOANS HELD FOR SALE:

     At December 31, 1996 and September 30, 1996, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                     December 31,  September 30,
                                                         1996           1996
                                                       --------       --------
(In thousands)

Credit card receivables ..........................     $165,000       $225,000
Automobile loan receivables ......................       60,000        225,000
Home loan receivables ............................      100,000           --
Home equity credit line receivables ..............       25,000           --
                                                       --------       --------
  Total ..........................................     $350,000       $450,000
                                                       ========       ========

LOANS RECEIVABLE:

                                                   December 31,    September 30,
                                                       1996            1996
                                                   -----------      -----------
(In thousands)

Single-family residential ....................     $ 1,635,382      $ 1,525,322
Home equity ..................................         177,277           32,052
Commercial real estate and multifamily .......          75,514           78,951
Real estate construction .....................          48,110           41,561
Ground .......................................          42,744           44,723
Credit card ..................................         988,446          893,271
Automobile ...................................          98,688           72,560
Overdraft lines of credit ....................          22,325           21,296
Home improvement and
  other consumer .............................          26,162           94,316
Commercial ...................................         108,843           84,916
Other ........................................          16,412           17,114
                                                   -----------      -----------
                                                     3,239,903        2,906,082
                                                   -----------      -----------
Less:
  Undisbursed portion of loans ...............          75,142           50,811
  Unearned discounts .........................             755              836
  Net deferred loan origination
    costs ....................................         (22,732)         (14,055)
  Allowance for loan losses ..................          95,485           95,523
                                                   -----------      -----------
                                                       148,650          133,115
                                                   -----------      -----------
  Total ......................................     $ 3,091,253      $ 2,772,967
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

Real estate held for investment or sale is composed of the following:

                                                    December 31,   September 30,
                                                        1996           1996
                                                      --------       --------
(In thousands)

Real estate held for investment ..................    $  3,819       $  3,819
                                                      --------       --------
Real estate held for sale ........................     246,477        246,380
                                                      --------       --------
Less:
 Allowance for losses on real estate
  held for investment ............................         191            191
 Allowance for losses on real estate
  held for sale ..................................     131,216        126,519
                                                      --------       --------
                                                       131,407        126,710
                                                      --------       --------
  Total real estate held for
   investment or sale ............................    $118,889       $123,489
                                                      ========       ========

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     Effective January 1, 1997, the Bank will account for transfers and servicing of financial assets in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").

     Although management is continuing its analysis of the impact of SFAS 125 on the financial condition and earnings of the Bank, it currently anticipates that the only significant impact will be the recognition of gains upon the securitization and sale of credit card receivables. The exact amount of such gains has not yet been determined.

     Prior to January 1, 1997, the Bank recognized gains upon the securitization and sale of its automobile loan, home loan and home equity credit line receivables. The method of determining the amount of gains recognized on future transactions is not expected to be significantly affected by the adoption of SFAS 125. Except for the effects discussed above, other impacts of SFAS 125 are not expected to be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1996, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded net income of $2.3 million for the three-month period ended December 31, 1996, compared to net income of $1.3 million for the three-month period ended December 31, 1995.

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

FINANCIAL CONDITION

REAL ESTATE

     The number of properties in the Real Estate Trust's investment portfolio at December 31, 1996, which consisted primarily of hotels, office and industrial projects, and land parcels, was increased by one property from the number at September 30, 1996. In the first quarter of fiscal 1997, the Real Estate Trust purchased a 115-room Holiday Inn Express in Herndon, Virginia.

     Space in the Real Estate Trust's commercial property portfolio was 95% leased at December 31, 1996, compared to leasing rates of 93% and 85% at September 30, 1996 and December 31, 1995, respectively. At December 31, 1996, the Real Estate Trust's commercial property portfolio had a total gross leasable area of 1.3 million square feet, of which 174,000 square feet (13.3%) and 279,000 square feet (21.3%) are subject to leases whose terms expire in the balance of fiscal 1997 and in fiscal 1998, respectively.

     The nine hotel properties owned by the Real Estate Trust throughout the first fiscal quarters of 1997 and 1996 experienced average occupancy rates of 61% and 64%, respectively, and average room rates of $69.96 and $65.63, respectively. Two of these hotels registered improved occupancy rates and nine registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 61% and an average room rate of $69.54 during the quarter ended December 31, 1996. On October 30, 1996, the Real Estate Trust purchased a 115-room Holiday Inn Express hotel in Herndon, Virginia, approximately three miles from the Washington Dulles International Airport. The purchase price was $4.7 million. The Real Estate Trust obtained five year floating-rate financing on the project in the amount of $3.3 million.

BANKING

     General. The Bank recorded operating income of $20.0 million during the December 1996 quarter compared to operating income of $16.0 million in the prior corresponding period. The $4.0 million increase in operating income for the current quarter was primarily a result of a $21.3 million increase in non-interest income, which in turn resulted from a $10.2 million increase in credit card fee income. In addition, the Bank's net interest income before provision for loan losses increased $12.4 million primarily as a result of an increase in interest income on the Bank's loan portfolio. Partially offsetting the positive effect of these items on income was a $14.8 million increase in operating expenses and a $14.9 million increase in the provision for loan losses. See "Results of Operations."

     At December 31, 1996, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.58%, 6.58%, 7.05% and 14.06%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

     On December 3, 1996, the Bank sold $100 million of its 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"), the principal amount of which is includable in the Bank's supplementary capital. In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150 million of its 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock"), which is eligible for inclusion as core capital of the Bank in an amount up to 25% of the Bank's total core capital. See "Capital."

     In the December 1996 quarter, the Bank securitized and sold $321.4 million of automobile loan receivables and recognized a gain of $7.3 million in connection with this sale. The Bank also securitized and sold $355.0 million of credit card receivables in the December quarter pursuant to its portfolio funding strategy. See "Liquidity."

     During the quarter, the Bank declared, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $300 per share. The Bank paid the dividend subsequent to December 31, 1996.

     Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                                  December 31,     September 30,      December 31,
                                                                                      1996              1996             1995
                                                                                ---------------   ---------------   --------------
Non-performing assets:
  Non-accrual loans:

    Residential                                                                 $        9,082    $        8,200    $       9,652
    Commercial real estate and multifamily                                                  --                --              194
                                                                                ---------------   ---------------   --------------
      Total non-accrual real estate loans                                                9,082             8,200            9,846
    Credit card                                                                         31,414            25,350           21,168
    Consumer and other                                                                   2,720             1,239              757
                                                                                ---------------   ---------------   --------------
      Total non-accrual loans (1)                                                       43,216            34,789           31,771
                                                                                ---------------   ---------------   --------------

  Real estate acquired in settlement of loans                                          246,477           246,380          286,780
  Reserve for losses on real estate acquired in settlement
    of loans                                                                          (131,216)         (126,519)        (123,792)
                                                                                ---------------   ---------------   --------------
    Real estate acquired in settlement of loans, net                                   115,261           119,861          162,988
                                                                                ---------------   ---------------   --------------

      Total non-performing assets                                               $      158,477    $      154,650    $     194,759
                                                                                ===============   ===============   ==============


Reserve for losses on loans                                                     $       95,485    $       95,523    $      55,879
Reserve for losses on real estate held for investment                                      191               191              189
Reserve for losses on real estate acquired in settlement
  of loans                                                                             131,216           126,519          123,792
                                                                                ---------------   ---------------   --------------

  Total reserves for losses                                                     $      226,892    $      222,233    $     179,860
                                                                                ===============   ===============   ==============



Ratios:

  Non-performing assets, net to total assets (2)                                          1.02%             1.04%            2.80%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                                               115.68%           134.44%          112.81%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                                               253.65%           314.32%          201.25%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                                            194.78%           388.86%          286.92%

  Reserve for losses on loans to non-accrual loans (1)                                  220.95%           274.58%          175.88%

  Reserve for losses on loans to total loans receivable (3)                               2.62%             2.81%            2.09%





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

     Non-performing assets totaled $158.5 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $131.2 million, at December 31, 1996, compared to $154.6 million, after valuation allowances on REO of $126.5 million, at September 30, 1996. In addition to the valuation allowances on REO, the Bank maintained $32.1 million of valuation allowances on its non-accrual loans at December 31, 1996 compared to $26.1 million at September 30, 1996. The increase in non-performing assets for the current quarter was primarily attributable to an increase in non-accrual credit card loans of $6.1 million, which was partially offset by a net decrease in REO of $4.6 million. See "Non-accrual Loans" and "REO."

     Non-accrual Loans. The Bank's non-accrual loans totaled $43.2 million at December 31, 1996, as compared to $34.8 million at September 30, 1996. At December 31, 1996, non-accrual loans consisted of $9.1 million of non-accrual real estate loans, $31.4 million of non-accrual credit card loans and $2.7 million of non-accrual consumer and other loans. The $8.4 million increase in non-accrual loans was primarily due to an increase in non-accrual credit card loans, reflecting a continued industry-wide decline in the performance of such loans.

     REO. At December 31, 1996, the Bank's REO totaled $115.3 million, after valuation allowances on such assets of $131.2 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.

                    Number
                      of   Balance Before               Balance After
                    Prop-     Valuation   All Valuation   Valuation    Percent
(Dollars in         erties   Allowances    Allowances    Allowances   of Total
 thousands)        ------- -------------- ------------- ------------- --------

Communities          5         $210,773      $119,171      $ 91,602      79.5%
Residential ground   3           11,156         6,073         5,083       4.4%
Commercial ground    8           22,863         5,888        16,975      14.7%
Single-family
 residential
 properties         13            1,685            84         1,601       1.4%
                   ----       ----------   -----------    ----------   -------
   Total REO        29         $246,477      $131,216      $115,261     100.0%
                   ====       ==========   ===========    ==========   =======

     During the three months ended December 31, 1996, REO decreased $4.6 million, which was primarily attributable to sales in the Communities and other residential properties.

     The Bank received revenues of $7.4 million from the disposition of REO, which consisted of 56 residential lots or units in the Communities ($3.1 million), 3.86 acres of commercial land in two of the Communities ($1.7 million), one partial sale of commercial ground ($0.5 million), one partial sale of residential ground ($0.3 million) and various single-family residential properties ($1.8 million).

     At December 31, 1996, the Bank had executed a contract to sell one additional REO property at its aggregate book value of $1.5 million at that date.

     Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems. At December 31, 1996, potential problem assets totaled $2.6 million, before valuation allowances of $0.4 million, as compared to $5.9 million, before valuation allowances of $1.1 million, at September 30, 1996. The $3.3 million decrease in potential problem assets was primarily attributable to the payoff of one commercial permanent loan with a principal balance of $1.5 million and net principal reductions.

     Delinquent Loans. At December 31, 1996, delinquent loans totaled $64.4 million (or 1.8% of loans) compared to $51.6 million (or 1.5% of loans) at September 30, 1996. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1996.

                                     Principal Balance
                        ------------------------------------------
                                                                     Total as a
                         Mortgage      Non-Mortgage                  Percentage
                           Loans          Loans           Total     of Loans (1)
                        ----------   ----------------  -----------  ------------
(Dollars in thousands)
Loans delinquent for:

30-59 days ..........     $  8,621        $ 34,257       $ 42,878      1.2%
60-89 days ..........        1,817          19,732         21,549      0.6%
                          ---------      ----------      ---------    -----
  Total ................   $10,438        $ 53,989       $ 64,427      1.8%
                          =========      ==========      =========    =====
----------------
     (1) Includes loans held for sale and/or securitization, before deduction of reserves.

     Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased from $5.9 million at September 30, 1996 to $10.4 million at December 31, 1996.

     Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $54.0 million at December 31, 1996 from $45.7 million at September 30, 1996, and increased as a percentage of total non-mortgage loans to 3.5% from 2.9%, respectively. The increased percentage of delinquent non-mortgage loans to total non-mortgage loans outstanding resulted primarily from the increase in delinquent credit card loans, reflecting a continued industry-wide decline in the performance of such loans, but also reflected the securitization and sale of $321.4 million of automobile loan receivables, which reduced the Bank's portfolio of non-mortgage loans.

     Troubled Debt Restructurings. At December 31, 1996, loans accounted for as troubled debt Restructurings totalled $12.0 million and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.3 million. The $1.6 million decrease in loans accounted for as troubled debt restructurings from $13.6 million at September 30, 1996 resulted from the payoff of one commercial permanent loan with a principal balance of $1.5 million and net principal reductions. At December 31, 1996, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

     Real Estate Held for Investment. At December 31, 1996 and September 30, 1996, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                              Three Months Ended                   Year Ended
                                                                 December 31,                    September 30,
                                                       ---------------------------------
                                                             1996               1995                  1996
                                                       --------------     --------------       -------------------

Balance at beginning of period                         $      95,523      $      60,496        $           60,496
                                                       --------------     --------------       -------------------

Provision for loan losses                                     26,840             11,913                   115,740
                                                       --------------     --------------       -------------------

Increase due to acquisition of loans                             118                 --                        --
                                                       --------------     --------------       -------------------

Charge-offs:
  Residential                                                    332                236                       867
  Credit card                                                 27,236             17,510                    84,805
  Consumer and other                                           1,902              1,612                     6,375
                                                       --------------     --------------       -------------------
      Total charge-offs                                       29,470             19,358                    92,047
                                                       --------------     --------------       -------------------

Recoveries:
  Residential                                                      9                  2                        32
  Credit card                                                  2,225              2,691                    10,720
  Consumer and other                                             240                135                       582
                                                       --------------     --------------       -------------------
      Total recoveries                                         2,474              2,828                    11,334
                                                       --------------     --------------       -------------------

Charge-offs,  net of recoveries                               26,996             16,530                    80,713
                                                       --------------     --------------       -------------------

Balance at end of period                               $      95,485      $      55,879        $           95,523
                                                       ==============     ==============       ===================



Provision for loan losses to average loans  (1) (2)             3.12%              1.63%                     3.94%
Net loan charge-offs to average loans (1) (2)                   3.14%              2.26%                     2.75%
Ending reserve for losses on loans to total
  loans (2) (3)                                                 2.62%              2.09%                     2.81%


(1)      Annualized.
(2)      Includes loans held for sale and/or securitization.
(3)      Before deduction of reserves.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)






                                                             December 31,                                   September 30,
                                        --------------------------------------------------------
                                                  1996                           1995                           1996
                                        -------------------------      -------------------------      --------------------------
                                                      Percent of                      Percent of                     Percent of
                                                       Loans to                       Loans to                        Loans to
                                         Amount       Total Loans       Amount        Total Loans      Amount        Total Loans
                                        ---------     -----------      ----------     ----------      ----------     -----------
Balance at end of period allocated to:



Residential permanent                   $  1,025            48.0%      $     934           51.1%      $     925            47.4%

Home equity                                  608             5.6             298            2.0             446             0.9

Commercial real estate and multifamily     7,924             2.1           8,449            3.1           8,398             2.3

Residential construction                     529             0.5           1,034            0.7             823             0.6

Commercial construction                       27             0.1              13            0.1              15             0.1

Ground                                       393             1.0             379            1.3             417             1.2

Credit card                               79,681            31.9          42,600           32.1          79,681            33.1

Consumer and other                         5,298            10.8           2,172            9.6           4,818            14.4
                                        ---------                      ----------                     ----------

    Total                               $ 95,485                       $  55,879                      $  95,523
                                        =========                      ==========                     ==========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)




                                          Three Months Ended           Year Ended
                                             December 31,             September 30,
                                  ------------------------------------
                                      1996              1995              1996
                                  -------------     -------------     --------------
Balance at beginning of period:

  Real estate held for investment $        191      $        193      $         193
  Real estate held for sale            126,519           135,043            135,043
                                  -------------     -------------     --------------
    Total                              126,710           135,236            135,236
                                  -------------     -------------     --------------

Provision for real estate losses:
  Real estate held for investment           --                (4)                (2)
  Real estate held for sale              4,697             9,460             26,343
                                  -------------     -------------     --------------
    Total                                4,697             9,456             26,341
                                  -------------     -------------     --------------

Charge-offs:
  Real estate held for sale:
    Residential ground                      --            20,711             34,867
                                    -----------     -------------     --------------

    Total charge-offs on real estate
       held for investment or sale          --            20,711             34,867
                                  -------------     -------------     --------------



Balance at end of period:
  Real estate held for investment          191               189                191
  Real estate held for sale            131,216           123,792            126,519
                                  -------------     -------------     --------------
    Total                         $    131,407      $    123,981      $     126,710
                                  =============     =============     ==============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)







                                                        December 31,              September 30,
                                               -------------------------------
                                                   1996              1995             1996
                                               -------------     -------------    --------------
Allowance for losses on real estate

  held for investment                          $        191      $        189     $         191
                                               -------------     -------------    --------------

Allowance for losses on real estate held for sale:
  Residential                                            83               158               112
  Home equity                                             1                13                 8
  Ground                                            131,132           122,621           126,399
  Unallocated                                            --             1,000                --
                                               -------------     -------------    --------------
     Total                                          131,216           123,792           126,519
                                               -------------     -------------    --------------

     Total allowance for losses on real
       estate held for investment or sale      $    131,407      $    123,981     $     126,710
                                               =============     =============    ==============

     The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $4.7 million from the level at September 30, 1996 to $226.9 million at December 31, 1996. The $4.7 million increase was primarily attributable to increased valuation allowances on the Communities.

     The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $141.9 million at December 31, 1996, which constituted 55.5% of total non-performing real estate assets, before valuation allowances. This amount represented a $4.2 million increase from the September 30, 1996 level of $137.7 million, or 54.1% of total non-performing real estate assets, before valuation allowances at that date.

     During the three months ended December 31, 1996, the Bank provided an additional $4.5 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $0.3 million on these assets. The allowance for losses on real estate held for sale at December 31, 1996 is in addition to approximately $50.9 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1996.

     During the December 1996 quarter, the Bank provided an additional $0.8 million of general valuation allowances against its Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

     Net charge-offs of credit card loans for the three months ended December 31, 1996 were $25.0 million, compared to $14.8 million for the three months ended December 31, 1995. The increase in net charge-offs reflected the industry-wide decline in the performance of credit card loans. The allowance for losses on credit card loans remained constant at $79.7 million from September 30, 1996 to December 31, 1996. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans were 253.6% and 6.9%, respectively, at December 31, 1996 compared to 314.3% and 7.1%, respectively, at September 30, 1996.

     The allowance for losses on consumer and other loans increased to $5.3 million at December 31, 1996 from $4.8 million at September 30, 1996. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 194.8% and 1.4%, respectively, at December 31, 1996 compared to 388.9% and 1.0%, respectively, at September 30, 1996.

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

     The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1996, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                      More than        More than         More than
                                                      Six Months        One Year        Three Years
                                      Six Months       through          through           through         More than
                                       or Less         One Year       Three Years       Five Years        Five Years       Total
                                    -------------   -------------   ---------------   --------------    ------------   ------------
As of December 31, 1996
Mortgage loans:

    Adjustable-rate                 $    360,008    $    425,965    $      720,335    $      93,484     $    10,162    $  1,609,954
    Fixed-rate                            10,904           9,401            31,924           87,805          21,889        161,923
    Loans held for sale                  104,881              --                --               --              --        104,881
    Home equity credit lines and
        second mortgages                 192,786             272               902              906           1,756        196,622
Credit card and other                  1,086,370          32,029            75,347           11,189          13,305       1,218,240
Loans held for securitization and
    sale                                 350,000              --                --               --              --        350,000
Mortgage-backed securities               386,042         297,605           316,618          170,243         200,914       1,371,422
Other investments                        250,709              --             4,996               --              --        255,705
                                    -------------   -------------   ---------------   --------------    ------------   ------------
    Total interest-earning assets      2,741,700         765,272         1,150,122          363,627         248,026       5,268,747
Total non-interest earning assets             --              --                --               --         873,329        873,329
                                    -------------   -------------   ---------------   --------------    ------------   ------------
    Total assets                    $  2,741,700    $    765,272    $    1,150,122    $     363,627     $ 1,121,355    $  6,142,076
                                    =============   =============   ===============   ==============    ============   ============

Deposits:
    Fixed maturity deposits         $    673,714    $    198,934    $      206,889    $     100,832     $        --    $  1,180,369
    NOW, statement and passbook
        accounts                       1,386,358          39,981           133,161           90,633         193,149       1,843,282
    Money market deposit accounts        997,318              --                --               --              --        997,318
Borrowings:
    Capital notes - subordinated              --              --                --               --         250,000        250,000
    Other                                871,436         168,338            51,152              755           5,452       1,097,133
                                    -------------   -------------   ---------------   --------------    ------------   ------------
    Total interest-bearing
        liabilities                    3,928,826         407,253           391,202          192,220         448,601       5,368,102
Total non-interest bearing
        liabilities                           --              --                --               --         463,317        463,317
Stockholders' equity                          --              --                --               --         310,657        310,657
                                    -------------   -------------   ---------------   --------------    ------------   ------------
    Total liabilities &
        stockholders' equity        $  3,928,826    $    407,253    $      391,202    $     192,220     $ 1,222,575    $  6,142,076
                                    =============   =============   ===============   ==============    ============   ============

Gap                                 $ (1,187,126)   $    358,019    $      758,920    $     171,407     $  (200,575)
Cumulative gap                      $ (1,187,126)   $   (829,107)   $      (70,187)   $     101,220     $   (99,355)
Adjustment for interest
    rate caps (1)                   $    425,000    $    325,000    $      156,250    $           0     $         0
Adjusted cumulative gap             $   (762,126)   $   (504,107)   $       86,063    $     101,220     $   (99,355)
Adjusted cumulative gap as a
    percentage of total assets            (12.4%)          (8.2%)             1.4%             1.6%           (1.6%)


-----------------------------------------------------------------------------------------------------------------------------------
(1) At December 31, 1996, the Bank had $450,000 notional amount of interest rate caps. The adjustments  reflect the average  notional amount  outstanding for each period until the last cap expires June 30, 1999.

     The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 8.2% at December 31, 1996, compared to a negative 4.7% at September 30, 1996. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

     Tax Sharing Payments. During the December 1996 quarter, the Bank made no tax sharing payments to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock. Subsequent to December 31, 1996, the Bank made a $3.2 million tax sharing payment to the Trust.

     Capital. At December 31, 1996, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

     The following table shows the Bank's regulatory capital levels at December 31, 1996 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                      Minimum                      Excess
                                                          Actual                 Capital Requirement               Capital
                                                --------------------------   --------------------------   --------------------------
                                                                As a %                       As a %                       As a %
                                                    Amount      of Assets        Amount     of Assets         Amount     of Assets
                                                ------------- ------------   ------------- ------------   ------------- ------------
Stockholders' equity per financial statements   $    344,655
  Minority interest in REIT Subsidiary (1)           144,000
  Net unrealized holding losses (2)                    1,549
                                                -------------
                                                     490,204

Adjustments for tangible and core capital:
  Intangible assets                                  (39,890)
  Non-allowable minority interest in
    REIT Subsidiary (1)                              (43,187)
  Non-includable subsidiaries  (3)                    (3,644)
  Non-qualifying purchased/originated
    loan servicing                                      (230)
                                                -------------

     Total tangible capital                          403,253         6.58%   $     91,939         1.50%   $    311,314         5.08%
                                                ------------- ============   ============= ============   ============= ============

     Total core capital (4)                          403,253         6.58%   $    245,169         4.00%   $    158,084         2.58%
                                                ------------- ============   ============= ============   ============= ============

     Tier 1 risk-based capital (4)                   403,253         7.05%   $    228,696         4.00%   $    174,557         3.05%
                                                ------------- ============   ============= ============   ============= ============

Adjustments for risk-based capital:
  Subordinated capital debentures                    250,000
  Allowance for general loan losses                   88,026
                                                -------------
     Total supplementary capital                     338,026
  Excess allowance for loan losses                   (16,354)
                                                -------------
  Adjusted supplementary capital                     321,672
                                                -------------
     Total available capital                         724,925
  Equity investments (3)                             (18,933)
                                                -------------
     Total risk-based capital                   $    705,992        14.06%   $    457,392         8.00%   $    248,600         6.06%
                                                ============= ============   ============= ============   ============= ============



(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS  policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $1.2 million representing the allowance for general loan losses maintained against the Bank's equity
     investments  and  non-includable   subsidiaries  which,  pursuant  to  OTS
     guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt  corrective action"  regulations,  the standards for classification  as "well  capitalized"  are a leverage (or core  capital")
     ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%
     and a total risk-based capital ratio of at least 10.0%.

     OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In November 1996, the Bank received from the OTS a one-year extension of the holding periods for certain of its REO properties. The following table sets forth the Bank's REO at December 31, 1996, after valuation allowances of $131.2 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                              (In thousands)

         1990 (1) (2).........                        $  29,982
         1991 (2)...............                         65,853
         1992 (2)...............                          3,341
         1993 ....................                        4,931
         1994 ....................                        1,594
         1995 ....................                        6,401
         1996 ....................                        3,159
                                                     ----------
            Total REO ......                          $ 115,261
                                                      =========

-----------------------
(1) Includes REO with an aggregate net book value of $18.9 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $80.3 million, for which the Bank received an extension of the holding periods through November 12, 1997.

     On December 3, 1996, the Bank sold $100.0 million principal amount of its 9 1/4% Subordinated Debentures due 2008. The Bank received net proceeds of $96.1 million from the sale of the 1996 Debentures which will be used for general corporate purposes. The Bank has received OTS approval to include the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

     In addition, on December 3, 1996, the REIT Subsidiary sold $150.0 million of its preferred stock and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 103/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events (specifically, if the appropriate federal regulatory agency directs in writing an exchange of the REIT Preferred Stock for Chevy Chase Bank, F.S.B. 103/8% Noncumulative Preferred Stock, Series B because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to FDICIA, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized", anticipates the Bank becoming "undercapitalized" in the near term). The Bank has received OTS approval to include the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable until January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary.

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

     The Real Estate Trust's current program of public Unsecured Note sales was initiated in the 1970's as vehicle for supplementing other external funding sources. In the December 1996 quarter, the Real Estate Trust sold $3.4 million of Unsecured Notes. The table under "Recent Liquidity Trends" below provides information as of December 31, 1996 with respect to the maturities of Unsecured Notes outstanding at such date.

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

     Through February 3, 1997, the Trust has purchased either in the open market or through dividend reinvestment 1.6 million shares of common stock of Saul Centers (representing 13.3% of such company's outstanding common stock). These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

     The Real Estate Trust is currently selling Unsecured Notes, with a maturity ranging from one to ten years, primarily to provide funds to pay outstanding Unsecured Notes as they mature. In paying maturing Unsecured Notes with proceeds of Unsecured Note sales, the Real Estate Trust effectively is refinancing its outstanding Unsecured Notes with similar new unsecured debt. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

     In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At December 31, 1996, there were no borrowings under the facility and unrestricted availability on that date was $8.7 million.

     In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest in computed by reference to the floating rate index. At December 31, 1996, there were no borrowings under the facility. Management and the bank are currently holding discussions to extend the term of this facility.

     In the three-month period ended December 1996, the Real Estate Trust refinanced one hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $7.9 million.

     The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1996 for the balance of fiscal 1997 and subsequent years is set forth in the following table:


                             Debt Maturity Schedule
                                 (In thousands)
-------------------------------------------------------------------------------


                                 Notes Payable-   Notes Payable-
 Fiscal Year    Mortgage Notes      Secured          Unsecured        Total
 ------------   --------------   --------------   --------------   -----------
   1997 (1)         $  8,745      $      --           $ 3,886       $ 12,631
   1998                8,132             --             7,475         15,607c
   1999               17,811             --            16,028         33,839
   2000               19,609             --             7,160         26,769
   2001                5,796             --             3,907          9,703
 Thereafter          122,992          175,000           5,441        303,433
 ------------   --------------   --------------   --------------   -----------
   Total            $183,085      $   175,000         $43,897        401,982
=============   ==============   ==============   ==============   ===========

(1)  January 1, 1997 - September 30, 1997

     Of the $183.1 million of mortgage debt outstanding at December 31, 1996, $132.7 million was nonrecourse to Real Estate Trust.

     The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

     The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1997 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

     The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the three-month period ended December 31, 1996, the Bank made no such payments to the Real Estate Trust. In January 1997, the Bank made a $3.2 million tax sharing payment and a $2.4 million dividend payment to the Real Estate Trust.

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

     As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 1996, the Real Estate Trust received a cash distribution of $1.4 million from Saul Holdings Partnership.

BANKING

     Liquidity. The Bank's average liquidity ratio for the month ended December 31, 1996 was 11.8%, compared to 13.1% for the month ended September 30, 1996. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first three months of fiscal 1997.

     In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $355.0 million of credit card receivables and $321.4 million of automobile loan receivables during the first three months of fiscal 1997. At December 31, 1996, the Bank was considering the securitization and sale of the following receivables: (i) approximately $1.1 billion of credit card receivables, including $165.0 million of receivables outstanding at December 31, 1996 and $910.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending June 30, 1997; (ii) approximately $460.0 million of automobile loan receivables, including $60.0 million of receivables outstanding at December 31, 1996 and $400.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending June 30, 1997; (iii) approximately $100.0 million of home loan receivables; and (iv) approximately $25.0 million of home equity credit line receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 7 to the Consolidated Financial Statements in this report.

     The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $5.4 billion of outstanding trust certificate balances at December 31, 1996, the primary recourse to the Bank was approximately $140.7 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At December 31, 1996, recourse to the Bank under these arrangements was approximately $4.2 million.

     There were no material commitments for capital expenditures at December 31, 1996.

     The Bank's liquidity requirements in fiscal 1997 and for years subsequent to fiscal 1997 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO
         THREE MONTHS ENDED DECEMBER 31, 1995

REAL ESTATE

     The Real Estate Trust recorded a loss before depreciation and amortization of $4.3 million and an operating loss of $7.1 million in the three-month period ended December 31, 1996 (the "1997 quarter") compared to a loss before depreciation and amortization of $4.5 million and an operating loss of $7.0 million in the three-month period ended December 31, 1995 (the "1996 quarter"). The changes reflect improved results from properties and higher depreciation and amortization.

     Income after direct operating expenses from hotel properties increased $146,000 (3.6%) in the 1997 quarter over the level achieved in the 1996 quarter. In the current period, room sales increased $453,000 (5.2%), while food and beverage sales increased $74,000 (2.2%). The increase in total revenue of $504,000 (4.0%) exceeded the increase of $358,000 (4.1%) in direct operating expenses. The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates.

     Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $203,000 (7.3%) in the 1997 quarter over the 1996 quarter results. The increase in gross income, which totaled $319,000 (7.1%), exceeded the increase in expenses of $116,000 (6.7%). The improved income was due to a higher level of leased space in the current period.

     Interest expense decreased $77,000 (0.8%) in the 1997 quarter, primarily because of lower average borrowings. Average balances of the Real Estate Trust's outstanding borrowings decreased slightly to $396.4 million for the 1997 quarter from $398.8 million for the 1996 quarter. The average interest rate in both quarters was 10.28%.

     Amortization of debt expense increased $32,000 (22.5%) in the 1997 quarter, primarily due to the expense of the $8.0 million line of credit.

     Depreciation increased $236,000 (9.8%) in the 1997 quarter as a result of new assets placed in service and the change in the hotel portfolio described above.

     Advisory, management and leasing fees paid to related parties increased $123,000 (6.9%) in the 1997 quarter from their level in the 1996 quarter. The monthly advisory fees were $311,000 in the 1997 quarter, compared to $301,000 in the 1996 quarter, an increase totalling $30,000 (3.3%). Management and leasing fees increased $93,000 (10.5%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

     General and administrative expense increased $60,000 (14.3%) in the 1997 quarter due to higher legal and accounting expense ($106,000), partially reduced by a lower level of expense for other administrative items ($46,000).

BANKING

     Overview. The Bank recorded operating income of $20.0 million for the three months ended December 31, 1996 (the "1996 quarter"), compared to operating income $16.0 million for the three months ended December 31, 1995 (the "1995 quarter"). The increase in income for the 1996 quarter was primarily attributable to a $21.3 million increase in other (non-interest) income resulting primarily from an increase in credit card fee income. In addition, the Bank's net interest income before provision for loan losses increased $12.4 million primarily as a result of an increase in interest income on the Bank's loan portfolio. These increases were partially offset by a $14.8 million increase in operating expenses and a $14.9 million increase in the provision for loan losses.

     Net Interest Income. Net interest income, before the provision for loan losses, increased $12.4 million (or 27.4%) in the 1996 quarter. The Bank would have recorded interest income of $2.9 million for the 1996 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

     The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                            Three Months Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                                 1996                                       1995
                                                ---------------------------------------     ---------------------------------------
                                                   Average                     Yield/          Average                     Yield/
                                                   Balances       Interest      Rate          Balances        Interest      Rate
                                                ------------    ----------    ---------     ------------    ----------    ---------
Assets:
  Interest-earning assets:

    Loans receivable, net (1)                   $  3,439,724    $  93,240         10.84%    $ 2,924,489     $  76,484        10.46%
    Mortgage-backed securities                     1,277,901       18,914          5.92         853,012        13,212         6.20
    Federal funds sold and securities
      purchased under agreements to resell           78,391         1,055          5.38         121,996         1,829         6.00
    Trading securities                               13,325           244          7.32           8,769           155         7.07
    Investment securities                             9,850           144          5.85           4,406            49         4.45
    Other interest-earning assets                   158,765         1,674          4.22         160,495         1,860         4.64
                                                ------------    ----------                  ------------    ----------
      Total                                        4,977,956      115,271          9.26       4,073,167        93,589         9.19
                                                                ----------    ---------                     ----------    ---------

  Noninterest-earning assets:
    Cash                                            185,194                                     150,671
    Real estate held for investment or sale         123,451                                     176,741
    Property and equipment,  net                    229,447                                     200,401
    Cost in excess of net assets acquired, net        2,255                                       3,989
    Other assets                                    322,118                                     224,952
                                                ------------                                ------------
      Total assets                              $  5,840,421                                $ 4,829,921
                                                ============                                ============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                           $   939,041         5,296          2.26     $   875,606         5,950         2.72
      Savings deposits                              953,087         8,133          3.41         928,988         7,901         3.40
      Time deposits                                1,183,496       15,290          5.17       1,286,806        18,382         5.71
      Money market deposits                         993,038         9,607          3.87         976,924         9,746         3.99
                                                ------------    ----------                  ------------    ----------
      Total deposits                               4,068,662       38,326          3.77       4,068,324        41,979         4.13
    Borrowings                                     1,281,952       19,218          6.00         340,420         6,290         7.39
                                                ------------    ----------                  ------------    ----------
      Total liabilities                            5,350,614       57,544          4.30       4,408,744        48,269         4.38
                                                                ----------    ---------                     ----------    ---------
  Noninterest-bearing items:
    Noninterest-bearing deposits                     83,861                                      63,801
    Other liabilities                                48,732                                      60,114
    Minority interest                                45,016                                           0
    Stockholders' equity                            312,198                                     297,262
                                                ------------                                ------------
      Total liabilities and stockholders' equity$  5,840,421                                $ 4,829,921
                                                ============                                ============

Net interest income                                             $  57,727                                   $  45,320
                                                                ==========                                  ==========
Net interest spread (2)                                                            4.96%                                      4.81%
                                                                              =========                                   =========
Net yield on interest-earning assets (3)                                           4.64%                                      4.45%
                                                                              =========                                   =========
Interest-earning assets to interest-bearing liabilities                           93.04%                                     92.39%
                                                                              =========                                   =========

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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                                          Three Months Ended December 31, 1996
                                                                       Compared to
                                                          Three Months Ended December 31, 1995
                                                                   Increase (Decrease)
                                                                  Due to Change in (1)
                                               ------------------------------------------------------------
                                                                                                 Total
                                                     Volume                 Rate                Change
                                               -----------------     -----------------    -----------------
Interest income:

  Loans (2)                                    $         13,894      $          2,862     $         16,756
  Mortgage-backed securities                              9,608                (3,906)               5,702
  Federal funds sold and securities
    purchased under agreements  to resell                  (600)                 (174)                (774)
  Trading securities                                         83                     6                   89
  Investment securities                                      76                    19                   95
  Other interest-earning assets                             (20)                 (166)                (186)
                                               -----------------     -----------------    -----------------
      Total interest income                              23,041                (1,359)              21,682
                                               -----------------     -----------------    -----------------


Interest expense:
  Deposit accounts                                           23                (3,676)              (3,653)
  Borrowings                                             20,966                (8,038)              12,928
                                               -----------------     -----------------    -----------------
      Total interest expense                             20,989               (11,714)               9,275
                                               -----------------     -----------------    -----------------



Increase in net interest income                $          2,052      $         10,355     $         12,407
                                               =================     =================    =================




-----------------------------------------------------------------------------------------------------------
(1)         The net change  attributable  to the  combined  impact of volume and rate has been  allocated in proportion to the absolute  value of the change due to volume and the change due to rate.
(2)         Includes loans held for sale and/or securitization.

     Interest income in the 1996 quarter increased $21.7 million (or 23.2%) from the level in the 1995 quarter primarily as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. Higher average yields earned by the Bank on its loan portfolio also contributed to the increase in interest income. Lower average yields on mortgage-backed securities partially offset the effect on interest income of the higher average yields and higher average balances related to the Bank's loan portfolio.

     The Bank's net yield on interest-earning assets increased to 4.64% in the 1996 quarter from 4.45% in the 1995 quarter. The increase primarily reflected lower interest rates on the Bank's interest-bearing liabilities and, to a lesser extent, the upward adjustment of interest rates on certain of the Bank's adjustable-rate products and higher yields on other consumer loans.

     Interest income on loans, the largest category of interest-earning assets, increased by $16.8 million (or 21.9%) from the 1995 quarter primarily because of higher average balances and, to a lesser extent, higher average yields on the loan portfolio.

     Higher average balances on credit card loans, which increased $114.1 million (or 10.8%), resulted primarily from the Bank's continued expansion of the credit card loan program. The increase was primarily responsible for a $7.2 million (or 19.0%) increase in interest income from credit card loans. Higher average balances of automobile loans resulted primarily from the higher origination volume of such loans, and was largely responsible for a $3.8 million (or 68.3%) increase in interest income on automobile loans. Interest income on the Bank's single family residential loans increased by $4.4 million (or 17.9%) primarily because of increased originations, which resulted in an increase of $280.5 million in the average balances of such loans.

     The average yield on the loan portfolio in the 1996 quarter increased by 38 basis points (to 10.84% from 10.46%) from the average yield in the 1995 quarter. The higher yields were primarily due to increases in the average net yield on credit card loans from 14.32% to 15.38% and on automobile loans from 10.19% to 11.95%. The increase in the net yield on credit card loans was primarily a result of risk management strategies that have repriced upward the yield on higher risk credit card accounts and the expiration of promotional introductory rates. The increase in the net yield on automobile loans was primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries.

     Interest income on mortgage-backed securities increased $5.7 million (or 43.2%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1996 quarter reflected the effects of the purchase of $649.7 million of mortgage-backed securities during fiscal 1996. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.20% to 5.92%.

     Interest expense increased $9.3 million (or 19.2%) for the 1996 quarter primarily because of an increase of $941.5 million (or 276.6%) in the average balances of the Bank's borrowings. The increase in the average balances of borrowings resulted in an increase of $12.9 million in interest expense for the 1996 quarter for such liabilities. The increase in interest paid on borrowings is primarily due to a $8.8 million and a $3.3 million increase in interest expense on securities sold under repurchase agreements and Federal Home Loan Bank advances, respectively, resulting from higher average balances of such borrowings. The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 6.00% from 7.39%), which reflected lower market interest rates in the 1996 quarter as compared to the 1995 quarter.

     The increase in interest expense on borrowings was partially offset by a $3.7 million decrease in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily because of a decline in the average rates on deposits (to 3.77% from 4.13%).

     Provision for Loan Losses. The Bank's provision for loan losses increased to $26.8 million in the 1996 quarter from $11.9 million in the 1995 quarter. The $14.9 million increase was primarily attributable to a $13.9 million increase in the provision for losses on credit card loans primarily because of increased charge-offs of such loans, reflecting an industry-wide decline in the performance of credit card loans. See "Financial Condition - Asset Quality - Allowances for Losses."

     Other Income. The increase in other (non-interest) income to $87.6 million in the 1996 quarter from $66.4 million in the 1995 quarter was primarily attributable to increases in credit card fees and gain on sales of loans. Also contributing to the increase in other income was a decrease in loss on real estate held for investment or sale.

     Credit card fees, consisting primarily of membership fees, late charges, cash advance charges and overlimit fees increased to $14.5 million in the 1996 quarter from $4.3 million in the 1995 quarter. The $10.2 million (or 239.1%) increase was primarily attributable to the impact of recent changes in the fee structure for the Bank's credit card program.

     Gain on sales of loans increased $2.9 million (or 59.4%) primarily as a result of a $7.3 million gain on the securitization and sale of $321.4 million of automobile loans in the 1996 quarter, compared to a $4.6 million gain on the securitization and sale of $247.6 million of automobile loans in the 1995 quarter.

     The $3.9 million (or 47.3%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.7 million in the provision for losses on such assets, which was partially offset by a $0.8 million decrease in the gain recorded on sales of the Bank's REO properties. See "Financial Condition - Asset Quality - Allowance for Losses."

     Operating Expenses. Operating expenses for the 1996 quarter increased $14.8 million (or 17.6%) from the level in the 1995 quarter, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing expenses. The $7.3 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $9.7 million increase in marketing expenses was primarily attributable to a $7.5 million increase in marketing expenses associated with the credit card portfolio as the Bank continues to focus on increased originations of such loans. The $2.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1996 quarter. Partially offsetting these increases was a $4.5 million decrease in other expenses which was primarily due to a decline in credit card fraud losses recorded during the current period.

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date: February 14, 1997         Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Vice President and Chief Financial Officer


Date: February 14, 1997         Ross E. Heasley
      -----------------         -----------------------------------------------
                                Vice President and Principal Accounting Officer