Form 10-Q
period 1997-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1997-05-15
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 1, 1997, was 4,826,910.

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at March 31, 1997 and
                            September 30, 1996

                  (b) Consolidated Statements of Operations for the
                            three-month and six-month periods ended
                            March 31, 1997 and 1996

                  (c) Consolidated Statements of Cash Flows for the
                            six-month periods ended March 31, 1997 and 1996

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended March 31, 1997 compared
                              to three months ended March 31, 1996

                            Six months ended March 31, 1997 compared
                              to six months ended March 31, 1996


PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       March 31      September 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                            $     128,088   $     121,417
    Commercial                                                                                             108,189         106,496
    Other                                                                                                    4,742           4,715
                                                                                                     --------------  --------------
                                                                                                           241,019         232,628
    Accumulated depreciation                                                                               (81,818)        (76,513)
                                                                                                     --------------  --------------
                                                                                                           159,201         156,115
Land parcels                                                                                                41,813          41,580
Cash and cash equivalents                                                                                   15,849          15,516
Other assets                                                                                                84,045          81,292
                                                                                                     --------------  --------------
                    Total real estate assets                                                               300,908         294,503
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    204,351         213,394
Interest-bearing deposits                                                                                   37,666          53,031
Federal funds sold                                                                                          23,000              --
Loans held for sale                                                                                         87,434          76,064
Loans held for securitization and sale                                                                     480,000         450,000
Investment securities (market value $9,947 and $9,820, respectively)                                         9,954           9,818
Mortgage-backed securities (market value $1,302,495 and $1,307,838, respectively)                        1,304,490       1,306,417
Loans receivable (net of allowance for losses of $91,254 and $95,523, respectively)                      2,983,988       2,772,967
Federal Home Loan Bank stock                                                                                33,170          31,940
Real estate held for investment or sale (net of allowance for losses of $136,978 and $126,710,
  respectively)                                                                                            114,305         123,489
Property and equipment, net                                                                                251,995         225,135
Cost in excess of net assets acquired, net                                                                   1,661           2,399
Other assets                                                                                               600,557         428,420
                                                                                                     --------------  --------------
                    Total banking assets                                                                 6,132,571       5,693,074
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $   6,433,479   $   5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     183,312   $     173,345
Notes payable - secured                                                                                    175,000         177,500
Notes payable - unsecured                                                                                   44,598          42,367
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         33,522          31,563
Other liabilities and accrued expenses                                                                      40,055          40,434
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          589,370         578,092
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,381,052       4,164,037
Borrowings                                                                                                 480,546         644,418
Federal Home Loan Bank advances                                                                            420,941         269,065
Other liabilities and accrued expenses                                                                     141,708         150,924
Capital notes -- subordinated                                                                              250,000         160,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            5,674,247       5,388,444
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        48,003          46,065
Minority interest -- other                                                                                 218,307          74,307
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        6,529,927       6,086,908
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (153,746)       (156,084)
Net unrealized holding loss                                                                                   (955)         (1,500)
                                                                                                     --------------  --------------
                                                                                                           (54,600)        (57,483)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (96,448)        (99,331)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $   6,433,479   $   5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Six Months Ended
                                                                                March 31                       March 31
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $      13,142   $      11,933   $      26,351   $      24,638
Commercial properties                                                        5,221           4,150          10,054           8,664
Other                                                                          290           1,123           1,268           2,063
                                                                     --------------  --------------  --------------  --------------
Total income                                                                18,653          17,206          37,673          35,365
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                   9,207           8,739          18,268          17,442
    Commercial properties                                                    1,795           1,747           3,635           3,469
    Land parcels and other                                                     441             411             910             779
Interest expense                                                            10,071           9,954          20,042          20,002
Amortization of debt expense                                                   162             183             336             325
Depreciation                                                                 2,656           2,432           5,305           4,845
Advisory, management and leasing fees - related parties                      1,913           1,778           3,825           3,567
General and administrative                                                     265             297             745             717
                                                                     --------------  --------------  --------------  --------------
Total expenses                                                              26,510          25,541          53,066          51,146
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                1,095             905           1,539           1,376
Loss on sale of property                                                        --              --              --             (57)
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                           $      (6,762)  $      (7,430)  $     (13,854)  $     (14,462)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                $      99,884   $      72,352   $     193,124   $     148,836
Mortgage-backed securities                                                  19,719          12,273          38,633          25,485
Trading securities                                                             374             204             618             359
Investment securities                                                          142              48             286              97
Other                                                                        3,167           6,353           5,896          10,042
                                                                     --------------  --------------  --------------  --------------
Total interest income                                                      123,286          91,230         238,557         184,819
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                            38,700          41,425          77,026          83,404
Borrowings                                                                  23,211           5,375          42,429          11,665
                                                                     --------------  --------------  --------------  --------------
Total interest expense                                                      61,911          46,800         119,455          95,069
                                                                     --------------  --------------  --------------  --------------
Net interest income                                                         61,375          44,430         119,102          89,750
Provision for loan losses                                                  (26,922)        (28,850)        (53,762)        (40,763)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         34,453          15,580          65,340          48,987
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                            13,036           6,433          27,568          10,718
Loan and deposit servicing fees                                             52,555          82,344         115,840         143,098
Gain on sales of trading securities, net                                       540             407             489             660
Loss on real estate held for investment or sale, net                        (5,020)         (4,893)         (9,394)        (13,191)
Gain on sales of loans, net                                                 21,304             285          29,205           5,242
Other                                                                        5,681           4,911          11,999           9,319
                                                                     --------------  --------------  --------------  --------------
Total other income                                                          88,096          89,487         175,707         155,846
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Six Months Ended
                                                                                March 31                       March 31
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $      38,980   $      31,354   $      75,584   $      60,684
Loan                                                                         6,941           7,146          11,261          12,746
Property and equipment                                                       9,799           8,538          19,066          16,410
Marketing                                                                   18,671          10,670          38,748          21,095
Data processing                                                             15,795          12,732          30,581          24,577
Deposit insurance premiums                                                     970           2,677           3,036           5,334
Amortization of cost in excess of net assets acquired                          368             481             736             963
Other                                                                       10,899          10,128          21,951          25,699
                                                                     --------------  --------------  --------------  --------------
Total operating expenses                                                   102,423          83,726         200,963         167,508
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $      20,126   $      21,341   $      40,084   $      37,325
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                     $      13,364   $      13,911   $      26,230   $      22,863
Income tax provision                                                         3,031           6,069           8,162           9,822
                                                                     --------------  --------------  --------------  --------------
Income before minority interest                                             10,333           7,842          18,068          13,041
Minority interest held by affiliates                                        (1,263)         (2,180)         (3,003)         (3,647)
Minority interest -- other                                                  (6,327)         (2,437)        (10,019)         (4,875)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                     2,743           3,225           5,046           4,519

DEFICIT
Beginning of period                                                       (155,135)       (122,649)       (156,084)       (123,943)
Dividends
    Preferred shares of beneficial interest                                  1,354              --           2,708              --
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                        $    (153,746)  $    (119,424)  $    (153,746)  $    (119,424)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                      $      1,389    $      1,870    $      2,338    $      1,809

NET INCOME PER COMMON SHARE
Income before minority interest                                       $       1.86    $       1.34    $       3.18    $       2.14
Minority interest held by affiliates                                         (0.26)          (0.45)          (0.62)          (0.76)
Minority interest -- other                                                   (1.32)          (0.50)          (2.08)          (1.01)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                           $       0.29    $       0.39    $       0.48    $       0.37
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Six Months Ended
                                                                                                               March 31
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                             $      (6,965)  $     (10,067)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                             5,306           4,845
    Loss on sale of property                                                                                    --              57
    (Increase) decrease in accounts receivable and accrued income                                            1,052          (3,783)
    Increase in deferred tax asset                                                                          (7,248)         (4,640)
    Increase (decrease) in accounts payable and accrued expenses                                               981          (2,114)
    Decrease in tax sharing receivable                                                                       3,167          15,000
    Amortization of debt expense                                                                               336             325
    Equity in earnings of unconsolidated entities                                                           (1,539)         (1,376)
    Other                                                                                                    5,769          (1,009)
                                                                                                     --------------  --------------
                                                                                                               859          (2,762)
                                                                                                     --------------  --------------
Banking
Net income                                                                                                  12,011          14,586
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                              (1,668)            836
    Depreciation and amortization                                                                           13,683          11,813
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                                     4,904           4,703
    Capitalized interest on real estate held for investment or sale                                         (1,114)         (1,667)
    Originations of mortgage servicing rights                                                               (3,931)         (2,062)
    Provision for loan losses                                                                               53,762          40,763
    Net fundings of loans held for sale and/or securitization                                             (373,606)       (334,777)
    Proceeds from sales of trading securities                                                              233,728         139,307
    Proceeds from sales of loans held for sale and/or securitization                                     1,406,191       1,102,793
    Provision for losses on real estate held for investment or sale                                         10,268          12,955
    (Earnings) loss on real estate                                                                          (1,116)             11
    Gain on sales of trading securities, net                                                                  (489)           (660)
    Gain on sales of loans, net                                                                            (29,205)         (5,242)
    Minority interest held by affiliates                                                                     3,003           3,647
    Minority interest - other                                                                                4,875           4,875
    (Increase) decrease in interest-only strips receivable                                                 (32,472)          1,177
    Increase in other assets                                                                              (130,539)         (1,873)
    Decrease in other liabilities and accrued expenses                                                     (14,227)         (7,539)
    Decrease in tax sharing payable                                                                         (3,167)        (15,000)
    Other operating activities, net                                                                          4,923          (4,813)
                                                                                                     --------------  --------------
                                                                                                         1,155,814         963,833
                                                                                                     --------------  --------------
Net cash provided by operating activities                                                                1,156,673         961,071
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (3,793)         (2,522)
Property sales                                                                                                  --           1,812
Property acquisition                                                                                        (4,709)             --
Equity investment in unconsolidated entities, net                                                             (667)            671
                                                                                                     --------------  --------------
                                                                                                            (9,169)            (39)
                                                                                                     --------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                 9,482              --
Net proceeds from sales of real estate                                                                      11,294          38,602
Net proceeds from sales of mortgage servicing rights                                                            --             966
Net fundings of loans receivable                                                                        (1,172,921)       (834,692)
Principal collected on mortgage-backed securities                                                          312,990         107,890
Purchases of Federal Home Loan Bank stock                                                                  (10,712)             --
Purchases of mortgage-backed securities                                                                   (311,554)             --
Purchases of loans receivable                                                                             (375,889)        (45,169)
Purchases of property and equipment                                                                        (40,730)        (27,849)
Purchases of mortgage servicing rights                                                                          --         (10,243)
Disbursements for real estate held for investment or sale                                                   (8,839)        (11,242)
Other investing activities, net                                                                                391          (3,214)
                                                                                                     --------------  --------------
                                                                                                        (1,586,488)       (784,951)
                                                                                                     --------------  --------------
Net cash used in investing activities                                                                   (1,595,657)       (784,990)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Six Months Ended
                                                                                                               March 31
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                     $      25,000   $          --
Principal curtailments and repayments of mortgages                                                         (14,947)         (5,121)
Proceeds from secured note financing                                                                            --           5,000
Repayments of secured notes                                                                                 (2,500)             --
Proceeds from sales of unsecured notes                                                                       3,218           1,384
Repayments of unsecured notes                                                                                 (987)         (1,750)
Costs of obtaining financings                                                                                 (391)           (162)
Dividends paid - preferred shares of beneficial interest                                                      (750)             --
                                                                                                     --------------  --------------
                                                                                                             8,643            (649)
                                                                                                     --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                     8,726,370       7,246,517
Customer withdrawals of deposits and payments for maturing certificates of deposit                      (8,509,355)     (7,114,063)
Net (decrease) increase in securities sold under repurchase agreements                                    (127,381)              9
Advances from the Federal Home Loan Bank                                                                   746,811           4,665
Repayments of advances from the Federal Home Loan Bank                                                    (594,935)        (50,051)
Proceeds from other borrowings                                                                           2,325,366         772,600
Repayments of other borrowings                                                                          (2,361,857)       (768,123)
Cash dividends paid on preferred stock                                                                      (4,875)         (4,875)
Cash dividends paid on common stock                                                                         (6,000)             --
Repayment of capital notes - subordinated                                                                  (10,000)             --
Net proceeds from issuance of capital notes - subordinated                                                  96,112              --
Net proceeds from issuance of preferred stock of subsidiary                                                144,000              --
Other financing activities, net                                                                              5,010           4,750
                                                                                                     --------------  --------------
                                                                                                           429,266          91,429
                                                                                                     --------------  --------------
Net cash provided by financing activities                                                                  437,909          90,780
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                        (1,075)        266,861
Cash and cash equivalents at beginning of period                                                           281,941         376,637
                                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                                           $     280,866   $     643,498
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest (net of amount capitalized)                                                         $     134,690   $     118,190
        Income taxes                                                                                           862           7,164

Supplemental disclosures of noncash activities:
  Rollovers of notes payable - unsecured                                                                     2,744           2,153
    Loans held for sale exchanged for trading securities                                                   233,392         138,891
    Loans receivable transferred to loans held for sale and/or securitization                            1,273,846         956,583
    Loans made in connection with the sale of real estate                                                    1,512          41,391
    Loans receivable transferred to real estate acquired in settlement of loans                              3,091           3,154


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

4.  BANKING:

LOANS HELD FOR SALE:

At March 31, 1997 and September 30, 1996, loans held for sale is composed of single-family residential loans.

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                          March 31,         September 30,
                                             1997                1996
                                          ---------           ---------
(In thousands)

Credit card receivables                   $ 150,000           $ 225,000
Automobile loan receivables                  75,000             225,000
Home loan receivables                        90,000               -
Home equity credit line receivables         165,000               -
                                          ---------           ---------
  Total                                   $ 480,000           $ 450,000
                                          =========           =========

LOANS RECEIVABLE:

                                          March 31,         September 30,
                                             1997                1996
                                          ---------           ---------
(In thousands)

Single-family residential                $1,706,934          $1,525,322
Home equity                                  20,861              32,052
Commercial real estate and multifamily       77,429              78,951
Real estate construction                     56,842              41,561
Ground                                       38,066              44,723
Commercial                                  143,805              85,372
Credit card                                 953,013             893,271
Automobile                                   97,393              72,560
Overdraft lines of credit                    22,044              21,296
Home improvement and
  other consumer                             19,655              94,316
Other consumer                               15,473              16,658
                                          ---------           ---------
                                          3,151,515           2,906,082
                                          ---------           ---------
Less:
  Undisbursed portion of loans               92,705              50,811
  Unearned discounts                            688                 836
  Net deferred loan origination
    costs                                   (17,120)            (14,055)
  Allowance for loan losses                  91,254              95,523
                                          ---------           ---------
                                            167,527             133,115
                                          ---------           ---------
  Total                                  $2,983,988          $2,772,967
                                          =========           =========

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                          March 31,         September 30,
                                             1997                1996
                                          ----------          ---------
(In thousands)

Real estate held for investment           $    3,819          $   3,819
                                          ----------          ---------
Real estate held for sale                    247,465            246,380
                                          ----------          ---------
Less:
 Allowance for losses on real estate
  held for investment                            193                191
 Allowance for losses on real estate
  held for sale                              136,785            126,519
                                          ----------          ---------
                                             136,978            126,710
                                          ----------          ---------
  Total real estate held for
   investment or sale                     $  114,305          $ 123,489
                                          ==========          =========

MINORITY INTEREST:

On December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "REIT Preferred Stock") and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 103/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events. The Bank has received OTS approval to include the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable prior to January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary. The net cash proceeds from the sale of the REIT Preferred Stock is included in "Minority Interest - Other" in the Consolidated Balance Sheets. Dividends on the REIT Preferred Stock are presented as a reduction of net income in the Consolidated Statements of Operations.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). Among other things, SFAS 125 requires that, upon the transfer of assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. As a result of the adoption of SFAS 125, the Bank began to recognize gains upon the securitization and sale of credit card receivables based upon the net present value of the expected cash flows to be generated by the underlying receivables. Except for the effects on the Bank's credit card securitization program, the impacts of SFAS 125 are not material to the Bank's other lending and servicing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At March 31, 1997, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded net income of $5.0 million for the six-month period ended March 31, 1997 compared to net income of $4.5 million for the six-month period ended March 31, 1996.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at March 31, 1997, which consisted primarily of hotels, office and industrial projects and land parcels was increased by one property from the number at September 30, 1996. In the first quarter of fiscal 1997, the Real Estate Trust purchased a 115-room Holiday Inn Express in Herndon, Virginia.

The Real Estate Trust's office and industrial property portfolio was 98% leased at March 31, 1997, compared to leasing rates of 93% and 88% at September 30, 1996 and at March 31, 1996, respectively. At March 31, 1997, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1.3 million square feet, of which 128,000(9.8%) and 282,000(21.5%), are subject to leases whose terms expire in the balance of fiscal 1997 and in fiscal 1998, respectively.

Overall, the hotel portfolio experienced an average occupancy rate of 63% and an average room rate of $69.81 during the six-month period ended March 31, 1997. For the nine hotel properties owned by the Real Estate Trust throughout the six-month periods of fiscal 1997 and fiscal 1996, the average occupancy rates were 63% and 63%, respectively, and the average room rates were $70.21 and $66.03, respectively. Seven of these hotels registered improved occupancies and eight registered higher average room rates in the current period. On October 30, 1996, the Real Estate Trust purchased a 115-room Holiday Inn Express hotel in Herndon, Virginia, which is located approximately three miles from the Washington Dulles International Airport. The purchase price was $4.7 million. The Real Estate Trust obtained five year floating-rate financing on the project in the amount of $3.3 million.

BANKING:

General. The Bank recorded operating income of $20.1 million during the March 1997 quarter, compared to operating income of $21.3 million in the prior corresponding period. The $1.2 million decrease in operating income for the current quarter was primarily a result of an $18.8 million increase in operating expenses and a $1.4 million decrease in the Bank's other (non-interest) income. Partially offsetting the negative effect of these items on income was a $16.9 million increase in net interest income before provision for loan losses and a $1.9 million decrease in the provision for loan losses.

At March 31, 1997, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.59%, 6.59%, 6.46% and 13.44%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

In the March 1997 quarter, the Bank securitized and sold $296.5 million of credit card receivables, $209.4 million of automobile loan receivables, $34.5 million of home loan receivables and $24.0 million of home equity credit line receivables, and recognized gains of $3.3 million, $5.7 million, $2.8 million and $1.4 million, respectively, in connection with these sales. See Note 4 to the Consolidated Financial Statements. See "Liquidity."

During the quarter, the Bank declared and paid, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $300 per share.

The Bank's assets are subject to review and classification by the OTS and the FDIC upon examination. The OTS is currently conducting its periodic examination of the Bank.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)



                                                                 March 31,        December 31,       September 30,
                                                                   1997               1996                1996
                                                            ------------------ ------------------  -----------------
Non-performing assets:
  Non-accrual loans:
    Residential                                             $           9,533  $           9,082   $          8,200
    Credit card                                                        28,947             31,414             25,350
    Consumer and other                                                  2,505              2,720              1,239
                                                            ------------------ ------------------  -----------------
      Total non-accrual loans (1)                                      40,985             43,216             34,789
                                                            ------------------ ------------------  -----------------

  Real estate acquired in settlement of loans                         247,465            246,477            246,380
  Reserve for losses on real estate acquired in settlement
    of loans                                                         (136,785)          (131,216)          (126,519)
                                                            ------------------ ------------------  -----------------
    Real estate acquired in settlement of loans, net                  110,680            115,261            119,861
                                                            ------------------ ------------------  -----------------

      Total non-performing assets                           $         151,665  $         158,477   $        154,650
                                                            ================== ==================  =================


Reserve for losses on loans                                 $          91,254  $          95,485   $         95,523
Reserve for losses on real estate held for investment                     193                191                191
Reserve for losses on real estate acquired in settlement
  of loans                                                            136,785            131,216            126,519
                                                            ------------------ ------------------  -----------------

  Total reserves for losses                                 $         228,232  $         226,892   $        222,233
                                                            ================== ==================  =================


Ratios:

  Non-performing assets, net to total assets (2)                       0.98%              1.02%              1.03%

  Reserve for losses on real estate loans to non-accrual
    real estate loans (1)                                            111.05%            115.68%            134.44%

  Reserve for losses on credit card loans to non-accrual
    credit card loans (1)                                            261.79%            253.65%            314.32%

  Reserve for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                         195.09%            194.78%            388.86%

  Reserve for losses on loans to non-accrual loans (1)               222.65%            220.95%            274.58%

  Reserve for losses on loans to total loans receivable (3)            2.51%              2.62%              2.81%



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

Non-performing assets totaled $151.7 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $136.8 million, at March 31, 1997, compared to $158.5 million, after valuation allowances on REO of $131.2 million, at December 31, 1996. In addition to the valuation allowances on REO, the Bank maintained $29.6 million of valuation allowances on its non-accrual loans at March 31, 1997, compared to $32.1 million at December 31, 1996. The $6.8 million decrease in non-performing assets for the current quarter was comprised of a net decrease in REO of $4.6 million and a decrease in non-accrual loans of $2.2 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $41.0 million at March 31, 1997, as compared to $43.2 million at December 31, 1996. At March 31, 1997, non-accrual loans consisted of $9.5 million of non-accrual real estate loans, $29.0 million of non-accrual credit card loans and $2.5 million of non-accrual consumer and other loans. The $2.2 million decrease in non-accrual loans was primarily due to a $2.5 million decrease in non-accrual credit card loans which resulted from increased collection efforts by the Bank.

REO. At March 31, 1997, the Bank's REO totaled $110.7 million, after valuation allowances on such assets of $136.8 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.

                                              Balance Before                         Balance After
                              Number of          Valuation          All Valuation      Valuation          Percent
(Dollars in thousands)      Properties         Allowances           Allowances       Allowances         of Total
                             ----------       --------------        -------------    --------------      ---------
Communities                         5             $ 210,475            $ 123,964        $  86,511           78.2%
Residential ground                  3                11,323                6,134            5,189            4.7%
Commercial ground                   8                22,886                6,548           16,338           14.8%
Single-family
 residential properties            21                 2,781                  139            2,642            2.3%
                             ----------       --------------        -------------    --------------      ---------
   Total REO                       37             $ 247,465            $ 136,785        $ 110,680          100.0%
                             ==========       ==============        =============    ==============      =========

During the three months ended March 31, 1997, REO decreased $4.6 million, which was primarily attributable to additional valuation allowances of $5.6 million and sales in the Communities and other residential properties, offset by additional capitalized costs.

During the three months ended March 31, 1997, the Bank received revenues of $4.6 million from the disposition of REO, which consisted of 34 residential lots or units in the Communities ($2.5 million), 3.12 acres of commercial land in two of the Communities ($1.1 million) and various single-family residential properties ($1.0 million).

At March 31, 1997, the Bank had executed contracts to sell two additional REO properties at their aggregate book value of $3.6 million at that date.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. The majority of the Bank's potential problem assets involve borrowers or properties experiencing cash flow problems. At March 31, 1997, potential problem assets totaled $2.3 million, before valuation allowances of $0.4 million, as compared to $2.6 million, before valuation allowances of $0.4 million, at December 31, 1996. The $0.3 million decrease in potential problem assets was primarily attributable to net principal reductions.

Delinquent Loans. At March 31, 1997, delinquent loans totaled $62.9 million (or 1.7% of loans) compared to $64.4 million (or 1.8% of loans) at December 31, 1996. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1997.

                                                Principal Balance
                          ------------------------------------------------------
                                                                     Total as a
                           Mortgage     Non-Mortgage                 Percentage
                             Loans          Loans       Total       of Loans (1)
                          ----------     ----------   ----------    ------------
(Dollars in thousands)
Loans delinquent for:
30-59 days ..........     $  12,486      $  29,795    $  42,281            1.2 %
60-89 days ..........         3,018         17,571       20,589            0.5 %
                          ----------     ----------   ----------    ------------
  Total .............     $  15,504      $  47,366    $  62,870            1.7 %
                          ==========     ==========   ==========    ===========
----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased from $10.4 million at December 31, 1996 to $15.5 million at March 31, 1997. The increase in delinquent mortgage loans is primarily related to the acquisition in the December 1996 quarter of $119.2 million of home equity credit line loans. The servicing of these loans was transferred to the Bank's systems in March 1997 and, as a result, payment processing delays have occurred because customer payments were mailed to the previous servicer. These delays are normal when loan servicing is transferred and management is working with the customers to correct the situation.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $47.4 million at March 31, 1997 from $54.0 million at December 31, 1996, and decreased as a percentage of total non-mortgage loans to 3.2% from 3.5%, respectively. The decrease in non-mortgage loans was primarily due to a decline in delinquent credit card loans due to increased collection efforts by the Bank.

Troubled Debt Restructurings. At March 31, 1997 and December 31, 1996, loans accounted for as troubled debt restructurings totalled $12.0 million and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.3 million. At March 31, 1997, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1997 and December 31, 1996, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)


                                                                                                  Three Months
                                                              Six Months Ended                        Ended
                                                                  March 31,                         March 31,
                                                   ----------------------------------------
                                                           1997                 1996                  1997
                                                   -------------------  -------------------    ------------------
Balance at beginning of period                     $           95,523   $           60,496     $          95,485
                                                   -------------------  -------------------    ------------------

Provision for loan losses                                      53,762               40,763                26,922
                                                   -------------------  -------------------    ------------------

Increase due to acquisition of loans                              118                   --                    --
                                                   -------------------  -------------------    ------------------

Charge-offs:
  Residential                                                     444                  426                   112
  Credit card                                                  58,733               42,641                31,497
  Other                                                         4,095                3,045                 2,193
                                                   -------------------  -------------------    ------------------
      Total charge-offs                                        63,272               46,112                33,802
                                                   -------------------  -------------------    ------------------

Recoveries:
  Residential                                                      27                    6                    18
  Credit card                                                   4,606                5,486                 2,381
  Other                                                           490                  240                   250
                                                   -------------------  -------------------    ------------------
      Total recoveries                                          5,123                5,732                 2,649
                                                   -------------------  -------------------    ------------------

Charge-offs,  net of recoveries                                58,149               40,380                31,153
                                                   -------------------  -------------------    ------------------

Balance at end of period                           $           91,254   $           60,879     $          91,254
                                                   ===================  ===================    ==================





Provision for loan losses to average loans  (1) (2)             3.02%                2.86%                 2.92%
Net loan charge-offs to average loans (1) (2)                   3.26%                2.84%                 3.38%
Ending allowance for losses on loans to total
  loans (2) (3)                                                 2.51%                2.07%                 2.51%




(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of reserves.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)






                                                     March 31,                    December 31,                 September 30,
                                                        1997                          1996                         1996
                                            ----------------------------- ----------------------------- ----------------------------
                                                             Percent of                    Percent of                    Percent of
                                                              Loans to                      Loans to                      Loans to
                                              Amount         Total Loans    Amount         Total Loans    Amount         Total Loans
                                            ------------     ------------ ------------     ------------ -----------      -----------

Balance at end of period allocated to:


Single-family residential                   $     1,076             49.6% $     1,025             48.0% $      925             47.4%

Home equity                                         583              5.1          608              5.6         446              0.9

Commercial real estate and multifamily            7,943              2.1        7,924              2.1       8,398              2.3

Real estate construction                            630              0.8          556              0.6         838              0.7

Ground                                              354              1.0          393              1.0         417              1.2

Commercial                                          287              2.2          211              1.8         223              1.7

Credit card                                      75,781             30.4       79,681             31.9      79,681             33.1

Automobile                                        1,600              4.8        1,800              4.4       1,858              8.8

Home improvement, overdraft lines of
    credit and other consumer                     3,000              4.0        3,287              4.6       2,737              3.9
                                            ------------                  ------------                  -----------

    Total                                   $    91,254                   $    95,485                   $   95,523
                                            ============                  ============                  ===========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)



                                                                                          Three Months
                                                          Six Months Ended                   Ended
                                                              March 31,                    March 31,
                                                  ----------------------------------
                                                      1997                1996                1997
                                                  --------------      --------------     ---------------

Balance at beginning of period:
  Real estate held for investment                 $         191       $         193      $          191
  Real estate held for sale                             126,519             135,043             131,216
                                                  --------------      --------------     ---------------
    Total                                               126,710             135,236             131,407
                                                  --------------      --------------     ---------------

Provision for real estate losses:
  Real estate held for investment                             2                  (5)                  2
  Real estate held for sale                              10,266              12,960               5,569
                                                  --------------      --------------     ---------------
    Total                                                10,268              12,955               5,571
                                                  --------------      --------------     ---------------

Charge-offs:
  Real estate held for sale:
    Residential ground                                       --              25,892                  --
                                                    ------------      --------------     ---------------

    Total charge-offs on real estate
       held for investment or sale                           --              25,892                  --
                                                  --------------      --------------     ---------------



Balance at end of period:
  Real estate held for investment                           193                 188                 193
  Real estate held for sale                             136,785             122,111             136,785
                                                  --------------      --------------     ---------------
    Total                                         $     136,978       $     122,299      $      136,978
                                                  ==============      ==============     ===============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)


                                              March 31,        December 31,       September 30,
                                                1997               1996                1996
                                            --------------     --------------     ---------------

Allowance for losses on real estate
  held for investment                       $         193      $         191      $          191
                                            --------------     --------------     ---------------

Allowance for losses on real estate
  held for sale:
    Residential  permanent                            136                 83                 112
    Home equity                                         3                  1                   8
    Ground                                        136,646            131,132             126,399
                                            --------------     --------------     ---------------
       Total                                      136,785            131,216             126,519
                                            --------------     --------------     ---------------

       Total allowance for losses on real
         estate held for investment or sale $     136,978      $     131,407      $      126,710
                                            ==============     ==============     ===============

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $1.3 million from the level at December 31, 1996 to $228.2 million at March 31, 1997. The $1.3 million increase was primarily attributable to increased valuation allowances on the Communities.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $147.6 million at March 31, 1997, which constituted 57.4% of total non-performing real estate assets, before valuation allowances. This amount represented a $5.7 million increase from the December 31, 1996 level of $141.9 million, or 55.5% of total non-performing real estate assets, before valuation allowances at that date.

During the six months ended March 31, 1997, the Bank provided an additional $10.2 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $0.4 million on these assets. The allowance for losses on real estate held for sale at March 31, 1997 is in addition to approximately $50.8 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 1997.

During the six months ended March 31, 1997, the Bank provided an additional $1.7 million of general valuation allowances against the Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the six months ended March 31, 1997 were $54.1 million, compared to $37.2 million for the six months ended March 31, 1996. The increase in net charge-offs over the prior period is consistent with management's expectations and generally reflects the trends that are affecting the credit card industry as a whole. In an attempt to mitigate additional losses, the Bank has implemented more stringent underwriting policies. The allowance for losses on credit card loans was $75.8 million at March 31, 1997 compared to $79.7 million at December 31, 1996. The ratios of the allowance for such losses to non-performing credit card loans and to outstanding credit card loans were 261.8% and 6.9%, respectively, at March 31, 1997 compared to 253.6% and 6.9%, respectively, at December 31, 1996.

The combined allowance for losses on consumer and other loans (automobile, home improvement, overdraft lines of credit and other consumer loans) decreased to $4.6 million at March 31, 1997 from $5.1 million at December 31, 1996. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 183.6% and 1.4%, respectively, at March 31, 1997 compared to 187.0% and 1.6%, respectively, at December 31, 1996.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1997, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)


                                                         More than      More than       More than
                                                         Six Months     One Year       Three Years
                                          Six Months      through        through        through       More than
                                           or Less       One Year       Three Years    Five Years     Five Years      Total
                                         ------------  ------------   ------------   -------------  ------------  ------------
As of March 31, 1997
Mortgage loans:
  Adjustable-rate                        $   293,071   $   260,769    $   600,628    $    207,628   $   333,321   $ 1,695,417
  Fixed-rate                                  13,027         9,775         29,422          81,970        22,177       156,371
  Loans held for sale                         87,434            --             --              --            --        87,434
  Home equity credit lines and second
   mortgages                                  32,005           327          1,139             908         3,343        37,722
Credit card and other                      1,051,010        32,790         73,772          13,388        14,772     1,185,732
Loans held for securitization and sale       480,000            --             --              --            --       480,000
Mortgage-backed securities                   907,147       328,019         26,766          15,381        27,177     1,304,490
Other investments                            300,503            --          4,997              --            --       305,500
                                         ------------  ------------   ------------   -------------  ------------  ------------
  Total interest-earning assets            3,164,197       631,680        736,724         319,275       400,790     5,252,666
Total non-interest earning assets                 --            --             --              --       879,905       879,905
                                         ------------  ------------   ------------   -------------  ------------  ------------
  Total assets                           $ 3,164,197   $   631,680    $   736,724    $    319,275   $ 1,280,695   $ 6,132,571
                                         ============  ============   ============   =============  ============  ============

Deposits:
  Fixed maturity deposits                $   722,421   $   257,054    $   237,136    $     67,978   $        --   $ 1,284,589
  NOW, statement and passbook accounts     1,401,740        41,464        138,102          93,996       200,316     1,875,618
  Money market deposit accounts            1,008,518            --             --              --            --     1,008,518
Borrowings:
  Capital notes - subordinated                    --            --             --              --       250,000       250,000
  Other                                      875,466         2,684          3,692           9,588        10,057       901,487
                                         ------------  ------------   ------------   -------------  ------------  ------------
  Total interest-bearing liabilities       4,008,145       301,202        378,930         171,562       460,373     5,320,212
Total non-interest bearing liabilities            --            --             --              --       498,035       498,035
Stockholders' equity                              --            --             --              --       314,324       314,324
                                         ------------  ------------   ------------   -------------  ------------  ------------
  Total liabilities & stockholders'
    equity                               $ 4,008,145   $   301,202    $   378,930    $    171,562   $ 1,272,732   $ 6,132,571
                                         ============  ============   ============   =============  ============  ============

Gap                                      $  (843,948)  $   330,478    $   357,794    $    147,713   $   (59,583)
Cumulative gap                           $  (843,948)  $  (513,470)   $  (155,676)   $     (7,963)  $   (67,546)
Adjustment for interest rate caps (1)    $   375,000   $   275,000    $   125,000    $         --   $        --
Adjusted cumulative gap                  $  (468,948)  $  (238,470)   $   (30,676)   $     (7,963)  $   (67,546)
Adjusted cumulative gap as a percentage
  of total assets                              (7.6%)        (3.9%)         (0.5%)          (0.1%)        (1.1%)

(1) At March 31, 1997, the Bank had $400,000 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 3.9% at March 31, 1997. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

Tax Sharing Payments. During the March 1997 quarter, the Bank made a tax sharing payment of $3.2 million to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock.

Capital. At March 31, 1997, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1997 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's under standing of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)



                                                                                Minimum                    Excess
                                                       Actual             Capital Requirement             Capital
                                              ------------------------  -----------------------   -----------------------
                                                              As a %                   As a %                    As a %
                                                 Amount      of Assets     Amount     of Assets      Amount     of Assets
                                              -----------    ---------  -----------   ---------   -----------   ---------
Stockholders' equity per financial statements $  347,742
  Minority interest in REIT Subsidiary (1)       144,000
  Net unrealized holding losses (2)                1,195
                                              -----------
                                                 492,937

Adjustments for tangible and core capital:
  Intangible assets                              (42,584)
  Non-allowable minority interest in
    REIT Subsidiary (1)                          (43,169)
  Non-includable subsidiaries  (3)                (3,675)
  Non-qualifying servicing assets                   (183)
                                              -----------
     Total tangible capital                      403,326         6.59%  $   91,747        1.50%   $  311,579        5.09%
                                              -----------    =========  ===========   =========   ===========   =========

     Total core capital (4)                      403,326         6.59%  $  244,659        4.00%   $  158,667        2.59%
                                              -----------    =========  ===========   =========   ===========   =========

     Tier 1 risk-based capital (4)               403,326         6.46%  $  249,670        4.00%   $  153,656        2.46%
                                              -----------    =========  ===========   =========   ===========   =========

Adjustments for risk-based capital:
  Subordinated capital debentures                250,000
  Allowance for general loan losses               83,795
                                              -----------
     Total supplementary capital                 333,795
  Excess allowance for loan losses                (5,702)
                                              -----------
  Adjusted supplementary capital                 328,093
                                                     --
                                              -----------
     Total available capital                     731,419
  Equity investments (3)                         (17,207)
                                              -----------
     Total risk-based capital                 $  714,212        13.44%  $  499,341        8.00%   $  214,871        5.44%
                                              ===========    =========  ===========   =========   ===========   =========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital
(3) Reflects an aggregate offset of $1.1 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least
    10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In November 1996, the Bank received from the OTS a one-year extension of the holding periods for certain of its REO properties. The following table sets forth the Bank's REO at March 31, 1997, after valuation allowances of $136.8 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                              (In thousands)

         1990 (1) (2).............                    $  27,938
         1991 (2).................                       62,762
         1992 (2).................                        3,341
         1993 ....................                        4,312
         1994 ....................                        1,726
         1995 ....................                        7,442
         1996 ....................                        3,159
                                                      ---------
            Total REO ............                    $ 110,680
                                                      =========
-----------------------
(1) Includes REO with an aggregate net book value of $17.2 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $76.8 million, for which the Bank received an extension of the holding periods through November 12, 1997.

On December 3, 1996, the Bank sold $100.0 million principal amount of its 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"). The Bank received net proceeds of $96.1 million from the sale of the 1996 Debentures which were used for general corporate purposes. The OTS approved inclusion of the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its 103/8% Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock") and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 103/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events (specifically, if the appropriate federal regulatory agency directs in writing an exchange of the REIT Preferred Stock for Chevy Chase Bank, F.S.B. 103/8% Noncumulative Preferred Stock, Series B because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to FDICIA, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized", anticipates the Bank becoming "undercapitalized" in the near term). The OTS approved inclusion of the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable prior to January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary.

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

Through May 1, 1997, the Trust has purchased either in the open market or through dividend reinvestment 1.8 million shares of common stock of Saul Centers (representing 13.3% of such company's outstanding common stock). These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

The Real Estate Trust is currently selling Unsecured Notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing Unsecured Notes. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of maturing Unsecured Notes, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At March 31, 1997, there were no borrowings under the facility and unrestricted availability on that date was $8.4 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. At March 31, 1997, there were no borrowings under the facility. Management and the bank are currently holding discussions to extend the term of this facility.

In the six-month period ended March 31, 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1997 for the balance of fiscal 1997 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
-------------------------------------------------------------------------------

Fiscal              Mortgage       Notes Payable-   Notes Payable-
 Year                 Notes           Secured         Unsecured         Total
-------------------------------------------------------------------------------
1997 (1)             $  3,546        $     --         $ 2,020        $  5,566
1998                    8,264              --           7,475          15,739
1999                   17,954              --          16,064          34,018
2000                   19,770              --           7,954          27,724
2001                    5,966              --           3,942           9,908
Thereafter            127,812         175,000           7,143         309,955
-------------------------------------------------------------------------------
Total               $183,312         $175,000        $ 44,598        $402,910
===============================================================================
(1)  April 1, 1997 - September 30, 1997

Of the $183.3 million of mortgage debt outstanding at March 31, 1997, $135.4 million was nonrecourse to the Real Estate Trust.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the six-month period ended March 31, 1997, the Bank made tax sharing payments totalling $3.2 million and dividend payments totalling $4.8 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (ii) the amount of tax refund which the Bank would otherwise have been able to claim if its were not being included in the consolidated federal income tax return of the group.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 1997, the Real Estate Trust received total cash distributions of $2.7 million from Saul Holdings Partnership.

BANKING

Liquidity. The Bank's average liquidity ratio for the month ended March 31, 1996 was 8.7%, compared to 11.8% for the month ended December 31, 1996. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first six months of fiscal 1997.

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $651.5 million of credit card receivables and $530.8 million of automobile loan receivables during the first six months of fiscal 1997. The Bank also securitized and sold $37.5 million and $24.0 million of home loan and home equity credit line receivables during the March 1997 quarter. At March 31, 1997, the Bank was considering the securitization and sale of the following receivables: (i) approximately $741.0 million of credit card receivables, including $150.0 million of receivables outstanding at March 31, 1997 and $591.0 million of receivables which the Bank expects to become available through additional fundings or amortization of existing trusts, during the six months ending September 30, 1997; (ii) approximately $500.0 million of automobile loan receivables, including $75.0 million of receivables outstanding at March 31, 1997 and $425.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending September 30, 1997; (iii) approximately $115.0 million of home loan receivables; and (iv) approximately $250.0 million of home equity credit line receivables. In addition, the Bank is evaluating the possibility of securitizing and selling approximately $100.0 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's credit card securitizations. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 4 to the Consolidated Financial Statements in this report.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $5.6 billion of outstanding trust certificate balances at March 31, 1997, the primary recourse to the Bank was approximately $209.9 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At March 31, 1997, recourse to the Bank under these arrangements was approximately $4.2 million.

There were no material commitments for capital expenditures at March 31, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 (the "1997 quarter") COMPARED TO THREE MONTHS
      ENDED MARCH 31, 1996 (the "1996 quarter")

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $3.9 million and an operating loss of $6.8 million in the 1997 quarter compared to a loss before depreciation and amortization of $4.8 million and an operating loss of $7.4 million in the 1996 quarter. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $741,000 (23.2%) in the 1997 quarter over the level achieved in the 1996 quarter. In the current period, room sales increased $1,160,000 (13.8%), while food and beverage sales increased $5,000 (0.2%). The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining occupancy levels, and the addition of a hotel property in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $1,023,000 (42.6%) in the 1997 quarter compared to such income in the 1996 quarter. This increase reflected higher base rents due to an increase in the leasing rate. Gross income in the 1997 quarter was $1,071,000 (25.8%) above its level in the 1996 quarter. Expenses increased by $48,000 (2.7%).

Interest expense increased $117,000 (1.2%) in the 1997 quarter, primarily because of the higher level of borrowings in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings increased to $401.3 million for the 1997 quarter from $396.9 million for the 1996 quarter. This increase in average borrowings was the result of mortgage loan refinancings.

Amortization of debt expense decreased $21,000 (11.5%) in the 1997 quarter, largely due to the repayment of loans having high debt costs with the proceeds of loans having lower debt costs.

Depreciation increased $224,000 (9.2%) in the 1997 quarter as a result of new tenant improvements and capital replacements and the addition of a new hotel.

Advisory, management and leasing fees paid to related parties increased $135,000 (7.6%) in 1997 quarter from their expense level in the 1996 quarter. The monthly advisory fee in the 1997 quarter was $311,000 compared to $301,000 in the 1996 quarter, which resulted in an aggregate increase of $31,000. Management fees were higher in the current quarter due to the increased level of gross revenue from operating properties.

General and administrative expense decreased $32,000 (10.8%) in the 1997 quarter, principally as a result of lower accounting costs.

BANKING

Overview. The Bank recorded operating of $20.1 million for the 1997 quarter, compared to operating $21.3 million for the 1996 quarter. The decrease in income for the 1997 quarter was primarily attributable to an $18.8 million increase in operating expenses. Also contributing to the decrease in income was a decrease of $1.4 million in other (non-interest) income resulting primarily from a decrease in loan and deposit servicing fee income. These items were partially offset by a $16.9 million increase in the Bank's net interest income before provision for loan losses and a $1.9 million decrease in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $16.9 million (or 38.1%) in the 1997 quarter. The Bank would have recorded additional interest income of $1.7 million for the 1997 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Three Months Ended March 31,
                                               --------------------------------------------------------------------------------
                                                                1997                                     1996
                                               ---------------------------------------  ---------------------------------------
                                                   Average                    Yield/        Average                    Yield/
                                                  Balances        Interest     Rate        Balances        Interest     Rate
                                               --------------  ------------- ---------  --------------  -------------  --------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                  $   3,689,360   $     99,884      10.83% $   2,769,399   $     72,352      10.45%
    Mortgage-backed securities                     1,383,555         19,719       5.70        801,713         12,273       6.12
    Federal funds sold and securities
      purchased under agreements to resell            84,887          1,106       5.21        311,787          4,249       5.45
    Trading securities                                21,432            374       6.98         11,935            204       6.84
    Investment securities                              9,923            142       5.72          4,409             48       4.35
    Other interest-earning assets                    196,201          2,061       4.20        184,291          2,104       4.57
                                               --------------  -------------            --------------  -------------
      Total                                        5,385,358        123,286       9.16      4,083,534         91,230       8.94
                                                               ------------- ---------                  -------------  --------

  Noninterest-earning assets:
    Cash                                             189,925                                  160,934
    Real estate held for investment or sale          119,142                                  147,191
    Property and equipment, net                      242,650                                  206,843
    Cost in excess of net assets acquired, net         1,887                                    2,995
    Other assets                                     381,538                                  233,807
                                               --------------                           --------------
      Total assets                             $   6,320,500                            $   4,835,304
                                               ==============                           ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                          $     974,474          5,368       2.20  $     918,218          6,148       2.68
      Savings deposits                               965,519          8,065       3.34        933,365          7,819       3.35
      Time deposits                                1,235,342         15,655       5.07      1,301,335         18,019       5.54
      Money market deposits                        1,001,322          9,612       3.84        985,158          9,439       3.83
                                               --------------  -------------            --------------  -------------
      Total deposits                               4,176,657         38,700       3.71      4,138,076         41,425       4.00
    Borrowings                                     1,556,697         23,211       5.96        285,863          5,375       7.52
                                               --------------  -------------            --------------  -------------
      Total liabilities                            5,733,354         61,911       4.32      4,423,939         46,800       4.23
                                                               ------------- ---------                  -------------  --------
  Noninterest-bearing items:
    Noninterest-bearing deposits                      91,822                                   69,858
    Other liabilities                                 46,962                                   45,169
    Minority interest                                144,000                                       --
    Stockholders' equity                             304,362                                  296,338
                                               --------------                           --------------
      Total liabilities and stockholders'
        equity                                 $   6,320,500                            $   4,835,304
                                               ==============                           ==============

Net interest income                                            $     61,375                              $    44,430
                                                               =============                            =============
Net interest spread (2)                                                           4.84%                                    4.70%
                                                                             =========                                 ========
Net yield on interest-earning assets (3)                                          4.56%                                    4.35%
                                                                             =========                                 ========
Interest-earning assets to interest-bearing liabilities                          93.93%                                   92.31%
                                                                             =========                                 ========

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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                        Three Months Ended March 31, 1997
                                                   Compared to
                                        Three Months Ended March 31, 1996
                                               Increase (Decrease)
                                               Due to Change in (1)
                                   ---------------------------------------------
                                                                       Total
                                       Volume           Rate           Change
                                   -------------    ------------    ------------

Interest income:
  Loans (2)                        $     24,816     $     2,716     $    27,532
  Mortgage-backed securities             12,955          (5,509)          7,446
  Federal funds sold and securities
    purchased under agreements to
    resell                               (2,964)           (179)         (3,143)
  Trading securities                        166               4             170
  Investment securities                      75              19              94
  Other interest-earning assets             586            (629)            (43)
                                   -------------    ------------    ------------
      Total interest income              35,634          (3,578)         32,056
                                   -------------    ------------    ------------


Interest expense:
  Deposit accounts                        2,424          (5,149)         (2,725)
  Borrowings                             25,562          (7,726)         17,836
                                   -------------    ------------    ------------
      Total interest expense             27,986         (12,875)         15,111
                                   -------------    ------------    ------------



Increase in net interest income    $      7,648     $     9,297     $    16,945
                                   =============    ============    ============



(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)         Includes loans held for sale and/or securitization.

Interest income in the 1997 quarter increased $32.1 million (or 35.1%) from the level in the 1996 quarter as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. Higher average yields earned by the Bank on its loan portfolio also contributed to the increase in interest income. Lower average yields on mortgage-backed securities partially offset the effect on interest income of the higher average yields and higher average balances related to the Bank's loan portfolio.

The Bank's net yield on interest-earning assets increased to 4.56% in the 1997 quarter from 4.35% in the 1996 quarter. The increase primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products and higher yields on other consumer loans.

Interest income on loans, the largest category of interest-earning assets, increased by $27.5 million (or 38.1%) from the 1996 quarter primarily because of higher average balances and, to a lesser extent, higher average yields on the loan portfolio.

Higher average balances of credit card loans, which increased $287.8 million (or 29.9%), resulted primarily from the Bank's continued expansion of the credit card loan program. The increase was primarily responsible for a $13.6 million (or 39.2%) increase in interest income from credit card loans. A $123.5 million increase in average balances of automobile loans resulted primarily from the higher origination volume of such loans, and was largely responsible for a $5.4 million (or 170.7%) increase in interest income on automobile loans. Interest income on the Bank's single-family residential loans increased by $6.1 million (or 25.1%) primarily because of increased originations, which resulted in an increase of $386.0 million (or 28.5%) in the average balances of such loans. Home equity credit line loan average balances increased by $145.1 million (or 207.8%) primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $2.5 million (or 253.4%) in the current quarter.

The average yield on the loan portfolio in the 1997 quarter increased by 38 basis points (to 10.83% from 10.45%) from the average yield in the 1996 quarter. The higher yield was primarily due to an increase in the average net yield on credit card loans from 14.46% to 15.50%, which was primarily a result of risk management strategies that have repriced upward the yield on higher risk credit card accounts. Also contributing to the increased average yield on the loan portfolio was an increase in the average yield on automobile loans from 12.69% to 15.31%, primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries.

Interest income on mortgage-backed securities increased $7.4 million (or 60.7%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1997 quarter reflected the purchase of $649.7 million of mortgage-backed securities during fiscal 1996. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.12% to 5.70%.

Interest expense increased $15.1 million (or 32.3%) for the 1997 quarter primarily because of an increase of $1.3 billion in the average balances of the Bank's borrowings. The increase in the average balances resulted in an increase of $17.8 million in interest expense for the 1997 quarter for such liabilities. The increase in interest expense on borrowings is a result of an $11.1 million increase in interest expense on securities sold under repurchase agreements, a $4.3 million increase in interest expense on Federal Home Loan Bank advances and a $2.1 million increase in interest expense on the Bank's subordinated debentures, respectively, resulting from higher average balances of such borrowings. See "Financial Condition - Capital." The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 5.96% from 7.52%), which reflected lower market interest rates in the 1997 quarter as compared to the 1996 quarter.

The increase in interest expense on borrowings was partially offset by a $2.7 million decrease in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily because of a decline in the average rates on deposits (to 3.71% from 4.00%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $26.9 million in the 1997 quarter from $28.8 million in the 1997 quarter. The $1.9 million decrease was comprised of a $1.2 million decrease in the provision for losses on consumer and other loans, a $0.6 million decline in the provision for losses on credit card loans and a $0.1 million decrease in the provision for losses on real estate loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income totaled $88.1 million in the 1997 quarter compared to $89.5 million in the 1996 quarter. The $1.4 million decline in such income was primarily attributable to a decrease in loan and deposit servicing fees. Offsetting this decrease were increases in gain on sales of loans and credit card fees.

The decrease of $29.8 million (or 36.2%) in loan and deposit servicing fees was primarily due to a decline of $36.2 million in excess spread income earned by the Bank for servicing its portfolio of securitized credit card loans. The decrease in such excess spread income for the 1997 quarter was primarily a result of an increase in charge-offs on securitized credit card loans. This high charge-off trend is consistent with an industry-wide decline in the performance of credit card loans in recent periods. See "Financial Condition - Asset Quality
- Allowances for Losses."

Gain on sales of loans increased $21.0 million to $21.3 million as a result of gains recognized on the securitization and sale of loans in the 1997 quarter. A large component of the $21.3 million gain relates to an $11.0 million gain on the securitization and sale of credit card loan receivables, which was recorded in accordance with SFAS 125. Of the $11.0 million gain, $3.3 million represents the gain recognized on the securitization and sale of $296.5 million of credit card loans in the 1997 quarter, and the remaining portion represents gains recognized on the transfer of new receivables into existing trusts. See Notes to the Consolidated Financial Statements. In addition, gains of $5.7 million, $2.8 million and $1.4 million were recognized in connection with the securitization and sales of $209.4 million, $37.5 million and $24.0 million of automobile loan, home loan and home equity credit line receivables, respectively, during the current quarter.

Credit card fees, consisting of annual fees, late charges, cash advance charges and overlimit fees increased to $13.0 million in the 1997 quarter from $6.4 million in the 1996 quarter. The $6.6 million (or 102.6%) increase was primarily attributable to the impact of changes in the fee structure for the Bank's credit card program in March 1996.

Operating Expenses. Operating expenses for the 1997 quarter increased $18.8 million (or 22.4%) from the level in the 1996 quarter, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing expenses. The $7.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $8.0 million increase in marketing expenses was primarily attributable to a $6.2 million increase in marketing expenses associated with the credit card program as the Bank continues to focus on increased originations of such loans. The $3.1 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1997 quarter.

SIX MONTHS ENDED MARCH 31, 1997(the "1997 period") COMPARED TO SIX MONTHS ENDED
    MARCH 31, 1996 (the "1996 period").

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $8.2 million and an operating loss of $13.9 million in the 1997 period compared to a loss before depreciation and amortization of $9.3 million and an operating loss of $14.5 million in the 1996 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $887,000 (12.3%) in the 1997 period over the level achieved in the 1996 period. In the current period, room sales increased $1,613,000(9.4%), while food and beverage sales increased $79,000 (1.3%). The increase in total revenue of $1,713,000 (7.0%), exceeded the increase of $826,000 (4.7%) in direct operating expenses. The increase in revenue was due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The Real Estate Trust also had a new hotel in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $1,224,000 (23.6%) in the 1997 period compared to such income in the 1996 period. The increase was caused by higher gross income of $1,390,000 (16.0%) due to an increase in the leasing rate. Expenses for the current period were $166,000 (4.8%) above last year due to higher property taxes and repair and maintenance expense.

Interest expense increased $40,000 (0.2%) in the 1997 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $398.8 million for the 1997 period from $397.8 million for the prior period. This increase in average borrowings occurred as a result of mortgage loan refinancings.

Amortization of debt expense increased $11,000 (3.4%) in the 1997 period. This increase reflected costs incurred for the two lines of credit.

Depreciation increased $460,000 (9.5%) in the 1997 period as a result of new tenant improvements, capital replacements, and the addition of a new income-producing property.

Advisory, management and leasing fees paid to related parties increased $258,000 (7.2%) in 1997 period from their expense level in the 1996 period. The monthly advisory fee in the 1997 period was $311,000 compared to $301,000 in the prior period, which resulted in an aggregate increase of $61,000. Management fees were higher in the current period as a result of increased gross income on which fees are based.

General and administrative expense increased $28,000 (3.9%) in the 1997 period, principally as a result of higher legal costs.

BANKING

Overview. The Bank recorded operating income of $40.1 million for the 1997 period, compared to operating income of $37.3 million for the 1996 period. The increase in income for the 1997 period was primarily attributable to a $29.4 million increase in the Bank's net interest income before provision for loan losses, which was primarily a result of an increase in interest income on the Bank's loan portfolio and a $19.9 million increase in the Bank's other (non-interest) income. These increases were partially offset by a $33.5 million increase in operating expenses and a $13.0 million increase in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $29.4 million (or 32.7%) in the 1997 period. The Bank would have recorded additional interest income of $4.7 million for the 1997 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Six Months Ended March 31,
                                          -------------------------------------------------------------------------------------
                                                            1997                                       1996
                                          -----------------------------------------   -----------------------------------------
                                              Average                     Yield/          Average                     Yield/
                                              Balances       Interest      Rate          Balances        Interest      Rate
                                          --------------- -------------  ----------   --------------  -------------  ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)             $    3,564,551  $    193,124        10.84%  $   2,846,410   $    148,836       10.46%
    Mortgage-backed securities                 1,330,728        38,633         5.81         827,362         25,485        6.16
    Federal funds sold and securities
      purchased under agreements to resell        81,639         2,161         5.29         216,891          6,077        5.60
    Trading securities                            17,379           618         7.11          10,352            359        6.94
    Investment securities                          9,887           286         5.79           4,407             97        4.40
    Other interest-earning assets                177,881         3,735         4.20         172,395          3,965        4.60
                                          --------------- -------------               --------------  -------------
      Total                                    5,182,065       238,557         9.21       4,077,817        184,819        9.06
                                                          -------------  ----------                   -------------  ----------

  Noninterest-earning assets:
    Cash                                         187,533                                    155,802
    Real estate held for investment or
      sale                                       121,520                                    161,966
    Property and equipment, net                  236,048                                    203,594
    Cost in excess of net assets acquired,
      net                                          2,071                                      3,750
    Other assets                                 351,712                                    226,364
                                          ---------------                             --------------
      Total assets                        $    6,080,949                              $   4,829,293
                                          ===============                             ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                     $      956,810        10,665         2.23   $     896,912         12,098        2.70
      Savings deposits                           959,311        16,198         3.38         931,177         15,720        3.38
      Time deposits                            1,209,419        30,945         5.12       1,294,071         36,401        5.63
      Money market deposits                      997,493        19,218         3.85         981,041         19,185        3.91
                                          --------------- -------------               --------------  -------------
      Total deposits                           4,123,033        77,026         3.74       4,103,201         83,404        4.07
    Borrowings                                 1,419,317        42,429         5.98         313,141         11,665        7.45
                                          --------------- -------------               --------------  -------------
      Total liabilities                        5,542,350       119,455         4.31       4,416,342         95,069        4.31
                                                          -------------  ----------                   -------------  ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                  87,841                                     66,829
    Other liabilities                             47,971                                     52,715
    Minority interest                             94,508                                          0
    Stockholders' equity                         308,279                                    293,407
                                          ---------------                             --------------
      Total liabilities and stockholders'
        equity                            $    6,080,949                              $   4,829,293
                                          ===============                             ==============

Net interest income                                        $   119,102                                $     89,750
                                                          =============                               =============
Net interest spread (2)                                                        4.90%                                      4.76%
                                                                         ==========                                  ==========
Net yield on interest-earning assets (3)                                       4.60%                                      4.40%
                                                                         ==========                                  ==========
Interest-earning assets to interest-bearing liabilities                       93.50%                                     92.33%
                                                                         ==========                                  ==========

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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                         Six Months Ended March 31, 1997
                                                   Compared to
                                         Six Months Ended March 31, 1996
                                               Increase (Decrease)
                                               Due to Change in (1)
                                   ---------------------------------------------
                                                                       Total
                                       Volume           Rate           Change
                                   -------------    ------------    ------------

Interest income:
  Loans (2)                        $     38,714     $     5,574     $    44,288
  Mortgage-backed securities             17,322          (4,174)         13,148
  Federal funds sold and securities
    purchased under agreements to
    resell                               (3,597)           (319)         (3,916)
  Trading securities                        250               9             259
  Investment securities                     151              38             189
  Other interest-earning assets             308            (538)           (230)
                                   -------------    ------------    ------------
      Total interest income              53,148             590          53,738
                                   -------------    ------------    ------------


Interest expense:
  Deposit accounts                        1,165          (7,543)         (6,378)
  Borrowings                             37,856          (7,092)         30,764
                                   -------------    ------------    ------------
      Total interest expense             39,021         (14,635)         24,386
                                   -------------    ------------    ------------



Increase in net interest income    $     14,127     $    15,225     $    29,352
                                   =============    ============    ============



(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)         Includes loans held for sale and/or securitization.

Interest income in the 1997 period increased $53.7 million (or 29.1%) from the level in the 1996 period primarily as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. Higher average yields earned by the Bank on its loan portfolio also contributed to the increase in interest income. Lower average yields on mortgage-backed securities partially offset the effect on interest income of the higher average yields and higher average balances related to the Bank's loan portfolio.

The Bank's net yield on interest-earning assets increased to 4.60% in the 1997 period from 4.40% in the 1996 period. The increase in the net yield primarily reflected the upward adjustment of interest rates on certain of the Bank's adjustable-rate products and higher yields on other consumer loans.

Interest income on loans, the largest category of interest-earning assets, increased by $44.3 million (or 29.8%) from the 1996 period primarily because of higher average balances and, to a lesser extent, higher average yields on the loan portfolio.

Higher average balances on credit card loans, which increased $200.9 million (or 19.9%), resulted primarily from the Bank's continued expansion of the credit card loan program. The increase was primarily responsible for a $20.8 million (or 28.7%) increase in interest income from credit card loans. Higher average balances of automobile loans resulted primarily from the higher origination volume of such loans, and was largely responsible for a $9.2 million (or 105.3%) increase in interest income on automobile loans. Interest income on the Bank's single-family residential loans increased by $10.6 million (or 21.5%) primarily because of increased originations, which resulted in an increase of $333.2 million (or 24.6%) in the average balances of such loans. Average balances of home equity credit line loans increased by $81.2 million (or 138.4%) primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $3.1 million (or 223.55%) in the current period.

The average yield on the loan portfolio in the 1997 period increased by 38 basis points (to 10.84% from 10.46%) from the average yield in the 1996 period. The higher yields were primarily due to increases in the average net yield on credit card loans from 14.39% to 15.44% and on automobile loans from 10.97% to 13.35%. The increase in the net yield on credit card loans was primarily a result of risk management strategies that have repriced upward the yield on higher risk credit card accounts. The increase in the net yield on automobile loans was primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries.

Interest income on mortgage-backed securities increased $13.1 million (or 51.6%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1997 period reflected the effects of the purchase of $649.7 million of mortgage-backed securities during fiscal 1996. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.16% to 5.81%.

Interest expense increased $24.4 million (or 25.7%) for the 1997 period primarily because of an increase of $1.1 billion (or 353.3%) in the average balances of the Bank's borrowings. The increase in the average balances of borrowings resulted in an increase of $30.8 million in interest expense for the 1997 period for such liabilities. The increase in interest expense on borrowings is primarily due to a $19.9 million, a $7.6 million and a $2.7 million increase in interest expense on securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated debentures, respectively, resulting from higher average balances of such borrowings. See "Financial Condition Capital." The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 5.98% from 7.45%), which reflected lower market interest rates in the 1997 period as compared to the 1996 period.

The increase in interest expense on borrowings was partially offset by a $6.4 million decrease in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily because of a decline in the average rates on deposits (to 3.74% from 4.07%).

Provision for Loan Losses. The Bank's provision for loan losses increased to $53.8 million in the 1997 period from $40.8 million in the 1996 period. The $13.0 million increase was primarily attributable to a $13.3 million increase in the provision for losses on credit card loans primarily because of increased charge-offs of such loans, reflecting an industry-wide decline in the performance of credit card loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The $19.9 million (or 12.7%) increase in other (non-interest) income to $175.7 million in the 1997 period from $155.8 million in the 1996 period was primarily attributable to increases in gain on sales of loans and credit card fees. Also contributing to the increase in other income was a decrease in loss on real estate held for investment or sale. Partially offsetting these increases was a decrease in loan and deposit servicing fees for the current period.

Gain on sales of loans increased $24.0 million (or 457.1%) to $29.2 million, primarily as a result of $11.0 million in gains recorded on the securitization and sales of credit card loan receivables resulting from the adoption of SFAS 125, $3.3 million of which was recognized on the securitization and sale of $296.5 million of such loans in March 1997, and the remaining portion represents gains recognized on the transfer of new receivables into existing trusts. See Notes to Consolidated Financial Statements. Also contributing to the increase was a $13.0 million gain recognized on the securitization and sale of $530.8 million of automobile loans in the 1997 period, compared to a $4.6 million gain recognized on the securitization and sale of $247.6 million of automobile loans in the 1996 period. In addition, the Bank recognized a gain of $2.8 million and $1.4 million on the sale of $37.5 million and $24.0 million of home loan and home equity credit line loan receivables, respectively, during the current period.

Credit card fees, consisting of annual fees, late charges, cash advance charges and overlimit fees increased to $27.6 million in the 1997 period from $10.7 million in the 1996 period. The $16.8 million (or 157.2%) increase was primarily attributable to the impact of changes in the fee structure for the Bank's credit card program in March 1996.

The $3.8 million (or 28.8%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $2.7 million in the provision for losses on such assets, and a $1.1 million increase in the gain recorded on sales of the Bank's REO properties. See "Financial Condition - Asset Quality - Allowance for Losses."

The decrease of $27.3 million (or 19.0%) in loan and deposit servicing fees was primarily due to a decrease of $42.2 million in excess spread income earned by the Bank for servicing its portfolios of securitized credit card loans. The decrease in such excess spread income for the 1997 period, was primarily a result of an increase in charge-offs on securitized credit card loans. This high charge-off trend is consistent with an industry-wide decline in the performance of credit card loans in recent periods. See "Financial Condition - Asset Quality
- Allowances for Losses."

Operating Expenses. Operating expenses for the 1997 period increased $33.5 million (or 20.0%) from the level in the 1996 period, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing expenses. The $14.9 million increase in salaries and employee benefits resulted from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $17.7 million increase in marketing expenses was primarily attributable to a $13.7 million increase in marketing expenses associated with the credit card program as the Bank continues to focus on increased originations of such loans. The $6.0 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1997 period. Partially offsetting these increases was a $3.7 million decrease in other expenses which was primarily due to a decline in credit card fraud losses.

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date: May 14, 1997              Stephen R. Halpin, Jr.
      ------------              -----------------------------------------------
                                Vice President and Chief Financial Officer


Date: May 14, 1997              Ross E. Heasley
      ------------              -----------------------------------------------
                                Vice President and Principal Accounting Officer