Form 10-Q
period 1997-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1997-08-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997
                               ------------------------------------------------
                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

Commission file number : 1-7184

                     B.F. SAUL REAL ESTATE INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 11, 1997, was 4,826,910.

PART 1.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at June 30, 1997 and
                            September 30, 1996

                  (b) Consolidated Statements of Operations for the
                         three-month and nine-month periods ended
                            June 30, 1997 and 1996

                  (c) Consolidated Statements of Cash Flows for the
                            nine-month periods ended June 30, 1997 and 1996

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended June 30, 1997 compared to
                                three months ended June 30, 1996

                            Nine months ended June 30, 1997 compared to
                                nine months ended June 30, 1996

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                        June 30      September 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                            $     128,692   $     121,417
    Office and industrial                                                                                  108,890         106,496
    Other                                                                                                    4,252           4,715
                                                                                                     --------------  --------------
                                                                                                           241,834         232,628
    Accumulated depreciation                                                                               (84,389)        (76,513)
                                                                                                     --------------  --------------
                                                                                                           157,445         156,115
Land parcels                                                                                                41,580          41,580
Cash and cash equivalents                                                                                   10,450          15,516
Other assets                                                                                                82,357          81,292
                                                                                                     --------------  --------------
                    Total real estate assets                                                               291,832         294,503
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    235,123         213,394
Interest-bearing deposits                                                                                  106,276          53,031
Federal funds sold and securities purchased under agreements to resell                                     415,000              --
Loans held for sale                                                                                         71,239          76,064
Loans held for securitization and sale                                                                     211,000         450,000
Investment securities (market value $5,009 and $9,820, respectively)                                         4,998           9,818
Mortgage-backed securities (market value $1,064,621 and $1,307,838, respectively)                        1,063,990       1,306,417
Loans receivable (net of allowance for losses of $97,726 and $95,523, respectively)                      3,134,714       2,772,967
Federal Home Loan Bank stock                                                                                33,170          31,940
Real estate held for investment or sale (net of allowance for losses of $142,370
     and $126,710, respectively)                                                                           108,244         123,489
Property and equipment, net                                                                                261,792         225,135
Cost in excess of net assets acquired, net                                                                   1,342           2,399
Excess spread assets, net                                                                                   88,684              --
Mortgage servicing rights, net                                                                              35,388              --
Other assets                                                                                               364,216         428,420
                                                                                                     --------------  --------------
                    Total banking assets                                                                 6,135,176       5,693,074
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $   6,427,008   $  5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     180,911   $     173,345
Notes payable - secured                                                                                    175,000         177,500
Notes payable - unsecured                                                                                   45,391          42,367
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         34,876          31,563
Other liabilities and accrued expenses                                                                      34,041          40,434
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          583,102         578,092
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,836,822       4,164,037
Borrowings                                                                                                  81,843         644,418
Federal Home Loan Bank advances                                                                            375,422         269,065
Other liabilities and accrued expenses                                                                     134,410         150,924
Capital notes -- subordinated                                                                              250,000         160,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            5,678,497       5,388,444
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        47,674          46,065
Minority interest -- other                                                                                 218,307          74,307
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        6,527,580       6,086,908
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (158,179)       (156,084)
Net unrealized holding loss                                                                                   (646)         (1,500)
                                                                                                     --------------  --------------
                                                                                                           (58,724)        (57,483)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                               (100,572)        (99,331)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $   6,427,008   $   5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                                 June 30                        June 30
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $      17,366   $      15,540   $      43,717   $      40,178
Office and industrial properties                                             5,442           4,164          15,496          12,828
Other                                                                          640             992           1,908           3,055
                                                                     --------------  --------------  --------------  --------------
Total income                                                                23,448          20,696          61,121          56,061
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                  10,142           9,291          28,410          26,733
    Office and industrial properties                                         1,944           1,715           5,579           5,184
    Land parcels and other                                                     395             408           1,305           1,187
Interest expense                                                            10,056           9,921          30,098          29,923
Amortization of debt expense                                                   189             154             525             479
Depreciation                                                                 2,571           2,432           7,876           7,277
Advisory, management and leasing fees - related parties                      2,107           1,956           5,932           5,523
General and administrative                                                     175             238             920             955
                                                                     --------------  --------------  --------------  --------------
Total expenses                                                              27,579          26,115          80,645          77,261
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                1,240             854           2,779           2,230
Gain (loss) on sale of property                                                724               1             724             (56)
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                           $      (2,167)  $      (4,564)  $     (16,021)  $     (19,026)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                $      99,753   $      82,679   $     292,877   $     231,515
Mortgage-backed securities                                                  16,573          11,481          55,206          36,966
Trading securities                                                             284             281             902             640
Investment securities                                                          118              74             404             171
Other                                                                        4,020           4,739           9,916          14,781
                                                                     --------------  --------------  --------------  --------------
Total interest income                                                      120,748          99,254         359,305         284,073
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                            43,674          39,929         120,700         123,333
Borrowings                                                                  17,572           5,472          60,001          17,137
                                                                     --------------  --------------  --------------  --------------
Total interest expense                                                      61,246          45,401         180,701         140,470
                                                                     --------------  --------------  --------------  --------------
Net interest income                                                         59,502          53,853         178,604         143,603
Provision for loan losses                                                  (36,129)        (30,062)        (89,891)        (70,825)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         23,373          23,791          88,713          72,778
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Credit card fees                                                            14,930           7,964          42,498          18,682
Loan and deposit servicing fees                                             52,150          77,805         167,990         220,903
Gain on sales of trading securities, net                                       487             401             976           1,061
Loss on real estate held for investment or sale, net                        (4,460)         (5,875)        (13,854)        (19,376)
Gain on sales of loans, net                                                 21,488          11,850          50,693          17,092
Other                                                                        5,563           4,790          17,562          14,109
                                                                     --------------  --------------  --------------  --------------
Total other income                                                          90,158          96,935         265,865         252,471
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                                 June 30                        June 30
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $      41,717   $      32,670   $     117,301   $      93,354
Loan                                                                         7,258           7,012          18,519          19,758
Property and equipment                                                      10,306           8,629          29,372          24,729
Marketing                                                                   16,463          14,473          55,211          35,568
Data processing                                                             15,175          12,504          45,756          37,081
Deposit insurance premiums                                                     988           2,712           4,024           8,046
Amortization of cost in excess of net assets acquired                          320             444           1,056           1,407
Other                                                                       10,632          10,665          32,583          36,364
                                                                     --------------  --------------  --------------  --------------
Total operating expenses                                                   102,859          89,109         303,822         256,307
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $      10,672   $      31,617   $      50,756   $      68,942
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                     $       8,505   $      27,053   $      34,735   $      49,916
Income tax provision                                                         5,061          11,432          13,223          21,254
                                                                     --------------  --------------  --------------  --------------
Income before minority interest                                              3,444          15,621          21,512          28,662
Minority interest held by affiliates                                          (194)         (3,129)         (3,197)         (6,776)
Minority interest -- other                                                  (6,329)         (2,438)        (16,348)         (7,313)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                             (3,079)         10,054           1,967          14,573

DEFICIT
Beginning of period                                                       (153,746)       (119,424)       (156,084)       (123,943)
Additions to dividends payable
    Preferred shares of beneficial interest                                  1,354             500           4,062             500
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                        $    (158,179)  $    (109,870)  $    (158,179)  $    (109,870)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                     $      (4,433)  $       8,699   $      (2,095)  $      10,508

NET INCOME (LOSS) PER COMMON SHARE
Income before minority interest                                      $        0.44   $        2.96   $        3.62   $        5.10
Minority interest held by affiliates                                         (0.04)          (0.65)          (0.66)          (1.40)
Minority interest -- other                                                   (1.31)          (0.51)          (3.39)          (1.52)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                   $       (0.91)  $        1.80   $       (0.43)  $        2.18
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Nine Months Ended
                                                                                                                June 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                             $     (10,819)  $     (12,529)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                             7,876           7,277
    (Gain) loss on sale of property                                                                           (724)             56
    (Increase) decrease in accounts receivable and accrued income                                              818          (4,534)
    Increase in deferred tax asset                                                                          (5,417)         (6,821)
    Decrease in accounts payable and accrued expenses                                                       (4,474)         (6,434)
    Decrease in tax sharing receivable                                                                       3,167          20,000
    Amortization of debt expense                                                                               525             479
    Equity in earnings of unconsolidated entities                                                           (2,779)         (2,230)
    Other                                                                                                    7,893           3,236
                                                                                                     --------------  --------------
                                                                                                            (3,934)         (1,500)
                                                                                                     --------------  --------------
Banking
Net income                                                                                                  12,784          27,102
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                              (1,470)          2,798
    Depreciation and amortization                                                                           21,062          18,112
    Amortization of cost in excess of net assets acquired and mortgage
        servicing rights                                                                                     7,434           6,956
    Capitalized interest on real estate held for investment or sale                                         (1,670)             --
    Originations of mortgage servicing rights                                                               (6,340)             --
    Provision for loan losses                                                                               89,891          70,825
    Net fundings of loans held for sale and/or securitization                                             (523,645)       (530,783)
    Proceeds from sales of trading securities                                                              348,519         257,257
    Proceeds from sales of loans held for sale and/or securitization                                     2,119,153       1,585,916
    Provision for losses on real estate held for investment or sale                                         15,660          20,152
    Earnings on real estate                                                                                 (1,996)         (1,597)
    Gain on sales of trading securities, net                                                                  (976)         (1,061)
    Gain on sales of loans, net                                                                            (50,693)        (17,092)
    Minority interest held by affiliates                                                                     3,197           6,776
    Minority interest - other                                                                                7,313           7,313
    Increase in interest-only strips receivable                                                            (46,082)        (19,383)
    Increase in other assets                                                                                (4,323)        (19,650)
    Increase (decrease) in other liabilities and accrued expenses                                          (22,736)          3,184
    Decrease in tax sharing payable                                                                         (3,167)        (20,000)
    Other operating activities, net                                                                          9,080          (9,622)
                                                                                                     --------------  --------------
                                                                                                         1,970,995       1,387,203
                                                                                                     --------------  --------------
Net cash provided by operating activities                                                                1,968,045       1,385,703
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (4,998)         (3,606)
Property sales                                                                                               1,245           1,812
Property acquisition                                                                                        (4,709)             --
Equity investment in unconsolidated entities, net                                                              254           1,018
Other investing activities, net                                                                                 43               1
                                                                                                     --------------  --------------
                                                                                                            (8,165)           (775)
                                                                                                     --------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                 9,482              --
Net proceeds from maturities of investment securities                                                        5,000           4,410
Net proceeds from sales of real estate                                                                      19,784          46,046
Net proceeds from sales of mortgage servicing rights                                                            --             966
Net fundings of loans receivable                                                                        (1,561,452)     (1,088,856)
Principal collected on mortgage-backed securities                                                          552,591         166,790
Purchases of Federal Home Loan Bank Stock                                                                  (10,712)             --
Purchases of investment securities                                                                              --         (10,000)
Purchases of mortgage-backed securities                                                                   (311,554)       (135,125)
Purchases of loans receivable                                                                             (547,717)       (209,480)
Purchases of property and equipment                                                                        (58,008)        (47,635)
Purchases of mortgage servicing rights                                                                          --          (9,902)
Disbursements for real estate held for investment or sale                                                  (15,672)        (15,359)
Other investing activities, net                                                                                650          (5,527)
                                                                                                     --------------  --------------
                                                                                                        (1,917,608)     (1,303,672)
                                                                                                     --------------  --------------
Net cash used in investing activities                                                                   (1,926,757)     (1,304,447)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       For the Nine Months Ended
                                                                                                                June 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                     $      25,000   $          --
Principal curtailments and repayments of mortgages                                                         (17,272)         (6,837)
Proceeds from secured note financing                                                                            --              --
Repayments of secured notes                                                                                 (2,500)           (500)
Proceeds from sales of unsecured notes                                                                       4,417           2,617
Repayments of unsecured notes                                                                               (1,393)         (2,186)
Dividends paid - preferred shares of beneficial interest                                                      (750)           (500)
Other financing activities, net                                                                               (469)           (179)
                                                                                                     --------------  --------------
                                                                                                             7,033          (7,585)
                                                                                                     --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    13,941,389      11,255,134
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (13,268,604)    (11,189,276)
Net decrease in securities sold under repurchase agreements                                               (574,253)         (1,055)
Advances from the Federal Home Loan Bank                                                                   863,767          11,904
Repayments of advances from the Federal Home Loan Bank                                                    (757,410)        (50,207)
Proceeds from other borrowings                                                                           4,160,549       1,399,981
Repayments of other borrowings                                                                          (4,148,871)     (1,392,414)
Cash dividends paid on preferred stock                                                                      (7,313)         (7,313)
Cash dividends paid on common stock                                                                         (9,000)         (5,000)
Repayment of capital notes - subordinated                                                                  (10,000)             --
Net proceeds from issuance of capital notes - subordinated                                                  96,112              --
Net proceeds from issuance of preferred stock of subsidiary                                                144,000              --
Other financing activities, net                                                                              6,221           6,848
                                                                                                     --------------  --------------
                                                                                                           436,587          28,602
                                                                                                     --------------  --------------
Net cash provided by financing activities                                                                  443,620          21,017
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                  484,908         102,273
Cash and cash equivalents at beginning of period                                                           281,941         376,637
                                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                                           $     766,849   $     478,910
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest (net of amount capitalized)                                                         $     202,588   $     189,504
        Income taxes                                                                                         1,134           8,075

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   3,600           2,991
    Loans held for sale exchanged for trading securities                                                   347,887         256,770
    Loans receivable transferred to loans held for sale and/or securitization                            1,645,177       1,142,802
    Loans made in connection with the sale of real estate                                                    1,775          42,441
    Loans receivable transferred to real estate acquired in settlement of loans                              3,091           4,891


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

4. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which established standards for disclosing information about an entity's capital structure. In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. These standards are required to be adopted for fiscal years beginning after December 15, 1997. In the opinion of management, these standards will not have a material impact on the Trust's results of operations and financial position.

5. BANKING:

LOANS HELD FOR SALE:

At June 30, 1997 and September 30, 1996, loans held for sale is composed of single-family residential loans.


LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                       June 30,   September 30,
                                                         1997         1996
                                                       --------     --------
(In thousands)

Credit card receivables ......................         $115,000     $225,000
Automobile loan receivables ..................           75,000      225,000
Home loan receivables ........................           21,000         --
                                                       --------     --------
  Total ......................................         $211,000     $450,000
                                                       ========     ========


LOANS RECEIVABLE:

                                                     June 30,     September 30,
                                                       1997             1996
                                                   -----------      -----------
(In thousands)

Single-family residential ....................     $ 1,799,387      $ 1,525,322
Home equity ..................................          50,590           32,052
Commercial real estate and multifamily .......          78,965           78,951
Real estate construction .....................          49,758           41,561
Ground .......................................          35,253           44,723
Commercial ...................................         154,185           85,372
Credit card ..................................         946,525          893,271
Automobile ...................................         105,938           72,560
Overdraft lines of credit ....................          22,122           21,296
Home improvement and
  other consumer .............................          45,273           94,316
Other consumer ...............................          14,714           16,658
                                                   -----------      -----------
                                                     3,302,710        2,906,082
                                                   -----------      -----------
Less:
  Undisbursed portion of loans ...............          88,263           50,811
  Unearned discounts .........................             647              836
  Net deferred loan origination
    costs ....................................         (18,640)         (14,055)
  Allowance for loan losses ..................          97,726           95,523
                                                   -----------      -----------
                                                       167,996          133,115
                                                   -----------      -----------
  Total ......................................     $ 3,134,714      $ 2,772,967
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

Real estate held for investment or sale is composed of the following:

                                                         June 30, September 30,
                                                           1997       1996
                                                         --------   --------
(In thousands)

Real estate held for investment ..................       $  3,819   $  3,819
                                                         --------   --------

Real estate held for sale ........................        246,795    246,380
                                                         --------   --------

Less:
 Allowance for losses on real estate
  held for investment ............................            195        191
 Allowance for losses on real estate
  held for sale ..................................        142,175    126,519
                                                         --------   --------

                                                          142,370    126,710
                                                         --------   --------

  Total real estate held for
   investment or sale ............................       $108,244   $123,489
                                                         ========   ========


MINORITY INTEREST:

On December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "REIT Preferred Stock") and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 103/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events. The Bank has received OTS approval to include the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable prior to January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary. The net cash proceeds from the sale of the REIT Preferred Stock is reflected as "Minority Interest" in the Consolidated Balance Sheets. Dividends on the REIT Preferred Stock are presented as a reduction of net income in the Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the B.F. Saul Real Estate Investment Trust (the "Trust") and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At June 30, 1997, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded net income of $2.0 million for the nine-month period ended June 30, 1997 compared to net income of $14.6 million for the nine-month period ended June 30, 1996. The reduction in net income was the result of a decline in Bank operating income due to higher operating expenses and a decrease in other income.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June 30, 1997, which consisted primarily of hotels, office and industrial projects and land parcels, was increased by one property from the number at September 30, 1996. In the first quarter of fiscal 1997, the Real Estate Trust purchased a 115-room Holiday Inn Express in Herndon, Virginia.

Overall, the hotel portfolio experienced an average occupancy rate of 69%, and average room rate of $71.43 during the nine-month period ended June 30, 1997. For the nine hotel properties owned by the Real Estate Trust throughout the nine-month periods of fiscal 1997 and fiscal 1996, the average occupancy rates were 69% and 67%, respectively, and the average room rates were $71.82 and $68.16, respectively. Five of these hotels registered improved occupancies and seven registered higher average room rates in the current period. On October 30, 1996, the Real Estate Trust purchased a 115-room Holiday Inn Express hotel in Herndon, Virginia, which is located approximately three miles from the Washington Dulles International Airport. The purchase price was $4.7 million. The Real Estate Trust obtained five year floating-rate financing on the project in the amount of $3.3 million.

The Real Estate Trust's office and industrial property portfolio was 99% leased at June 30, 1997, compared to leasing rates of 93% and 91% at September 30, 1996 and at June 30, 1996, respectively. At June 30, 1997, the Real Estate Trust's office and industrial property portfolio had a total gross leasable area of 1.3 million square feet, of which 57,000 square feet(4.4%) and 283,000 square feet(21.7%), are subject to leases whose terms expire in the balance of fiscal 1997 and in fiscal 1998, respectively.

BANKING:

General. The Bank recorded operating income of $10.7 million during the June 1997 quarter, compared to operating income of $31.6 million in the prior corresponding period. The $20.9 million decrease in operating income for the current quarter was primarily a result of a $13.8 million increase in operating expenses and a $6.1 million increase in the provision for loan losses. Also contributing to the decline in income was a $6.8 million decrease in the Bank's other (non-interest) income, which was primarily due to a decline in loan and deposit servicing fees. Partially offsetting these decreases were increases in net interest income before provision for loan losses and gain on sales of loans.

Gains on sales of loans continued to be a large component of the Bank's non-interest income during the current quarter (an increase of 81.3% over the prior corresponding period), resulting from the Bank's securitization activity. In the June 1997 quarter, the Bank securitized and sold $210.0 million of credit card receivables, $214.1 million of automobile loan receivables, and $216.3 million of mortgage loan receivables, consisting of $146.6 million of home equity receivables and $69.7 million of home loan receivables, and recognized gains of $2.3 million, $6.6 million and $11.2 million, respectively, in connection with these sales. During the June 1997 quarter, the Bank also securitized and sold $144.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. See "Capital." See Note 8 to the Consolidated
Financial Statements. See "Liquidity."

At June 30, 1997, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.19%, 6.19%, 6.87% and 12.87%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter, the Bank declared and paid, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $300 per share.

On June 25, 1997 the Bank signed a definitive agreement to acquire ASB Capital Management, Inc. ("ASB"), a wholly-owned subsidiary of NationsBank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area. ASB provides a variety of investment products, including equity and fixed income securities, money market investments, and real estate investments, to a primarily institutional client base and is expected to have approximately $4.3 billion of assets under management upon closing of the transaction. Consummation of the transaction is subject to regulatory approvals, including approval from the OTS for the Bank to obtain trust powers through a new operating subsidiary which will acquire ASB. Although the acquisition will generate additional goodwill which will reduce the Bank's regulatory capital levels, the Bank anticipates that its capital levels will remain above the levels established for well-capitalized institutions and that the acquisition will provide the Bank with an additional source of fee-based revenues.

The Bank's assets are subject to review and classification by the OTS and the FDIC upon examination. The OTS concluded its most recent annual examination of the Bank in June 1997.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                        June 30,             March 31,            September 30,
                                                                          1997                  1997                   1996
                                                                  -----------------    ------------------    ---------------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                    $        10,735      $          9,533      $             8,200
    Credit card (1)                                                           -                   28,947                   25,350
    Other consumer                                                           3,290                 2,505                    1,239
                                                                  -----------------    ------------------    ---------------------
      Total non-accrual loans (2)                                           14,025                40,985                   34,789
                                                                  -----------------    ------------------    ---------------------

  Real estate acquired in settlement of loans                              246,795               247,465                  246,380
  Allowance for losses on real estate acquired in
    settlement of loans                                                   (142,175)             (136,785)                (126,519)
                                                                  -----------------    ------------------    ---------------------
      Real estate acquired in settlement of loans, net                     104,620               110,680                  119,861
                                                                  -----------------    ------------------    ---------------------

        Total non-performing assets                                $       118,645      $        151,665      $           154,650
                                                                  =================    ==================    =====================


Allowance for losses on loans                                      $        97,726      $         91,254      $            95,523
Allowance for losses on real estate held for investment                        195                   193                      191
Allowance for losses on real estate acquired in settlement
  of loans                                                                 142,175               136,785                  126,519
                                                                  -----------------    ------------------    ---------------------

      Total allowances for losses                                  $       240,096      $        228,232      $           222,233
                                                                  =================    ==================    =====================



Ratios:

Non-performing assets, net to total assets (1) (3)                            0.34%                 0.98%                    1.03%

Allowance for losses on real estate loans to non-accrual
  real estate loans (2)                                                      97.69%               114.06%                  134.44%

Allowance for losses on other consumer loans to
  non-accrual other consumer loans (2)                                      171.73%               183.63%                  370.86%

Allowance for losses on loans to non-accrual loans (1) (2)                  696.80%               222.65%                  274.58%

Allowance for losses on loans to total loans receivable (4)                   2.78%                 2.51%                    2.81%



(1) Non-performing assets and related ratios do not include loans more than 90 days past due and still accruing.
(2) Before deduction of allowances for losses.
(3) Non-performing assets is presented after all allowances for losses on loans and real estate held for investment or sale.
(4) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure.

During the quarter ended June 30, 1997, the Bank conformed its reporting practices for credit card loans to that of most credit card issuers and has excluded credit card loans from non-performing assets. Credit card loans are not placed on non-accrual status, but continue to accrue interest until the loan is either paid or charged-off.

Non-performing assets totaled $118.6 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $142.2 million, at June 30, 1997, compared to $151.7 million, after valuation allowances on REO of $136.8 million, at March 31, 1997. In addition to the valuation allowances on REO, the Bank maintained $0.7 million of valuation allowances on its non-accrual loans at June 30, 1997. The $33.1 million decrease in non-performing assets for the current quarter was comprised of a net decrease in REO of $6.1 million and a decrease in non-accrual loans of $27.0 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $14.0 million at June 30, 1997, as compared to $41.0 million at March 31, 1997. At June 30, 1997, non-accrual loans consisted of $10.7 million of non-accrual real estate loans and $3.3 million of non-accrual other consumer loans. The $27.0 million decrease in non-accrual loans was primarily due to a change in reporting practices for credit card loans as discussed above. At March 31, 1997 total non-accrual loans of $41.0 million consisted of $28.9 million of credit card loans.

REO. At June 30, 1997, the Bank's REO totaled $104.6 million, after valuation allowances on such assets of $142.2 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.


                                    Balance                  Balance
                                     Before        All        After
                       Number of   Valuation    Valuation   Valuation   Percent
                      Properties  Allowances   Allowances   Allowances  of Total
                      ----------  ----------  ------------ ------------ --------
(Dollars in thousands)

Communities ..........        5    $209,485     $129,181     $ 80,304    76.8%
Residential ground ...        4      13,657        6,329        7,328     7.0%
Commercial ground ....        7      20,837        6,665       14,172    13.5%
Single-family
 residential
 properties ..........       17       2,816         --          2,816     2.7%
                       --------    --------     --------     --------   -----
   Total REO .........       33    $246,795     $142,175     $104,620   100.0%
                       ========    ========     ========     ========   =====

During the three months ended June 30, 1997, REO decreased $6.1 million, which was primarily attributable to additional valuation allowances of $5.4 million and sales in the Communities and other residential properties, partially offset by additional capitalized costs.

During the three months ended June 30, 1997, the Bank received revenues of $7.9 million from the disposition of REO, which consisted of 82 residential lots or units in the Communities ($5.2 million), 6.0 acres of commercial land in one of the Communities ($1.5 million) and various single-family residential properties ($1.2 million).

At June 30, 1997, the Bank had executed contracts to sell two residential ground properties and one commercial ground property at their aggregate book value of $5.0 million at that date.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At June 30, 1997, none of the Bank's assets were deemed by management to be potential problem assets. At March 31, 1997, potential problem assets totaled $2.3 million, before valuation allowances of $0.4 million. The decline in potential problem assets was primarily attributable to the reclassification of one residential construction loan with a principal balance of $2.3 million as recent lot sales in the property have resulted in the reduction in the principal balance of the loan.

Delinquent Loans. At June 30, 1997, delinquent loans totaled $80.4 million (or 2.3% of loans) compared to $62.9 million (or 1.7% of loans) at March 31, 1997. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1997.

                                         Principal Balance
                               ---------------------------------    Total as a
                               Mortgage   Non-Mortgage             Percentage
                                Loans        Loans        Total    of Loans (1)
                               -------      -------      -------   ------------
(Dollars in thousands)

Loans delinquent for:

30-59 days ....................$ 8,351      $27,858      $36,209       1.1%
60-89 days ....................  1,469       17,281       18,750       0.5%
90 days or more and
  still accruing ..............   --         25,469       25,469       0.7%
                               -------      -------      -------       ---
 Total ........................$ 9,820      $70,608      $80,428       2.3%
                               =======      =======      =======       ===
----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased from $15.5 million at March 31, 1997 to $9.8 million at June 30, 1997. The decrease in delinquent mortgage loans is primarily related to the correction of certain processing delays in the March 1997 quarter which resulted from the transfer to the Bank of servicing responsibilities associated with a home equity credit line loan portfolio purchased by the Bank in the December 1996 quarter.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $45.1 million at June 30, 1997 from $47.4 million at March 31, 1997. The decrease in such non-mortgage loans was primarily due to a decline in delinquent credit card loans due to increased collection efforts by the Bank.

Non-mortgage loans delinquent 90 days or more and still accruing consists entirely of credit card loans. During the quarter ended June 30, 1997, the Bank conformed its reporting practices for credit card loans to that of most credit card issuers and continues to accrue interest until the loan is either paid or charged-off.

Troubled Debt Restructurings. At June 30, 1997 loans, accounted for as troubled debt restructurings totaled $11.8 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The $0.2 million decrease, from $12.0 million at March 31, 1997, was a result of net principal reductions. At June 30, 1997, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At June 30, 1997 and September 30, 1996, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                                                       Three Months
                                                              Nine Months Ended                           Ended
                                                                   June 30,                              June 30,
                                                      -----------------------------------
                                                            1997                 1996                      1997
                                                      --------------      ---------------        ---------------------
Balance at beginning of period                        $      95,523        $      60,496          $            91,254
                                                      --------------      ---------------        ---------------------

Provision for loan losses                                    89,891               70,825                       36,129
                                                      --------------      ---------------        ---------------------

Increase due to acquisition of loans                            118                 -                            -
                                                      --------------      ---------------        ---------------------

Charge-offs:
  Residential                                                   658                  655                          214
  Credit card                                                88,860               62,804                       30,127
  Other                                                       6,499                4,790                        2,404
                                                      --------------      ---------------        ---------------------
      Total charge-offs                                      96,017               68,249                       32,745
                                                      --------------      ---------------        ---------------------

Recoveries:
  Residential                                                    31                   16                            4
  Credit card                                                 7,380                8,172                        2,774
  Other                                                         800                  359                          310
                                                      --------------      ---------------        ---------------------
      Total recoveries                                        8,211                8,547                        3,088
                                                      --------------      ---------------        ---------------------

Charge-offs,  net of recoveries                              87,806               59,702                       29,657
                                                      --------------      ---------------        ---------------------

Balance at end of period                              $      97,726        $      71,619          $            97,726
                                                      ==============      ===============        =====================




Provision for loan losses to average loans  (1) (2)            3.33%                3.28%                        3.93%
Net loan charge-offs to average loans (1) (2)                  3.25%                2.77%                        3.22%
Ending allowance for losses on loans to total
  loans (2) (3)                                                2.78%                2.43%                        2.78%





(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowances.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                      June 30,                    March 31,                   September 30,
                                                       1997                         1997                           1996
                                          ------------------------------  --------------------------  -----------------------------
                                                           Percent of                  Percent of                     Percent of
                                                            Loans to                    Loans to                       Loans to
                                             Amount        Total Loans      Amount     Total Loans       Amount       Total Loans
                                          -------------   --------------  ------------ -------------  -------------   -------------

Balance at end of period allocated to:


Single-family residential                 $      1,128             53.4%   $    1,076        49.6%    $        925          47.4%

Home equity                                        494              1.4           583         5.1              446           0.9

Commercial real estate and multifamily           7,958              2.3         7,943         2.1            8,398           2.3

Real estate construction                           238              0.7           630         0.8              838           0.7

Ground                                             322              0.9           354         1.0              417           1.2

Commercial                                         347              2.7           287         2.2              223           1.7

Credit card                                     81,589 (1)         30.4        75,781        30.4           79,681          33.1

Automobile                                       2,100              5.2         1,600         4.8            1,858           8.8

Home improvement, overdraft lines of
    credit and other consumer                    3,550              3.0         3,000         4.0            2,737           3.9
                                          -------------                   ------------                -------------

    Total                                 $     97,726                    $    91,254                 $     95,523
                                          =============                   ============                =============


 (1) The increase in the credit card allowance for losses is the result of the reclassification of reserves for delinquent interest that were previously presented net of the credit card loan balance in the accompanying Consolidated Balance Sheets, substantially all of which relates to prior periods.

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)

                                                                                            Three Months
                                                   Nine Months Ended                           Ended
                                                        June 30,                              June 30,
                                      ---------------------------------------------
                                             1997                     1996                      1997
                                      -------------------      --------------------      -------------------

Balance at beginning of period:
  Real estate held for investment      $             191        $              193        $             193
  Real estate held for sale                      126,519                   135,043                  136,785
                                      -------------------      --------------------      -------------------
    Total                                        126,710                   135,236                  136,978
                                      -------------------      --------------------      -------------------

Provision for real estate losses:
  Real estate held for investment                      4                        (5)                       2
  Real estate held for sale                       15,656                    20,157                    5,390
                                      -------------------      --------------------      -------------------
    Total                                         15,660                    20,152                    5,392
                                      -------------------      --------------------      -------------------

Charge-offs:
  Real estate held for sale:
    Residential ground                              -                       27,430                     -
                                      -------------------      --------------------      -------------------

    Total charge-offs on real estate
       held for investment or sale                  -                       27,430                     -
                                      -------------------      --------------------      -------------------



Balance at end of period:
  Real estate held for investment                    195                       188                      195
  Real estate held for sale                      142,175                   127,770                  142,175
                                      -------------------      --------------------      -------------------
    Total                              $         142,370        $          127,958        $         142,370
                                      ===================      ====================      ===================

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                              June 30,              March 31,            September 30,
                                                1997                   1997                   1996
                                          -----------------      -----------------      -----------------

Allowance for losses on real estate
  held for investment                      $           195       $            193       $            191
                                          -----------------      -----------------      -----------------

Allowance for losses on real estate
 held for sale:
  Residential  permanent                              -                       136                    112
  Home equity                                         -                         3                      8
  Ground                                           142,175                136,646                126,399
                                          -----------------      -----------------      -----------------
     Total                                         142,175                136,785                126,519
                                          -----------------      -----------------      -----------------

     Total allowance for losses on real
       estate held for investment or sale  $       142,370        $       136,978        $       126,710
                                          =================      =================      =================

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $11.9 million from the level at March 31, 1997 to $240.1 million at June 30, 1997. The $11.9 million increase was primarily attributable to increased valuation allowances on credit card loans and the Communities.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $152.5 million at June 30, 1997, which constituted 59.2% of total non-performing real estate assets, before valuation allowances. This amount represented a $4.9 million increase from the March 31, 1997 level of $147.6 million, or 57.4% of total non-performing real estate assets, before valuation allowances at that date.

During the nine months ended June 30, 1997, the Bank provided an additional $15.4 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $0.6 million on these assets. The allowance for losses on real estate held for sale at June 30, 1997 is in addition to approximately $50.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 1997.

During the nine months ended June 30, 1997, the Bank provided an additional $2.9 million of general valuation allowances against the Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the nine months ended June 30, 1997 were $81.5 million, compared to $54.6 million for the nine months ended June 30, 1996. The increase in net charge-offs over the prior nine-month period is consistent with management's expectations and generally reflects the trends that are affecting the credit card industry as a whole. However, management expects that the Bank will experience a decline in such losses in future periods, resulting from more effective underwriting and other lending policies which the Bank has implemented in recent periods. The allowance for losses on credit card loans was $81.6 million at June 30, 1997 compared to $75.8 million at March 31, 1997. The increase in the credit card allowance is a result of a reclassification of reserves for delinquent interest that were previously presented net of the credit card loan balance in the accompanying Consolidated Balance Sheets, substantially all of which related to prior periods. The ratio of the allowance for such losses to outstanding credit card loans was 7.7% at June 30, 1997 compared to 6.9% at March 31, 1997.

The combined allowance for losses on consumer and other loans (automobile, home improvement, overdraft lines of credit and other consumer loans) increased to $5.7 million at June 30, 1997 from $4.6 million at March 31, 1997. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 171.7% and 2.0%, respectively, at June 30, 1997 compared to 183.6% and 1.1%, respectively, at March 31, 1997.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1997, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepay ment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)


                                                     More than       More than        More than
                                                     Six Months      One Year        Three Years
                                     Six Months       through        through          through        More than
                                      or Less         One Year      Three Years      Five Years     Five Years        Total
                                   -------------   -------------   -------------   -------------   ------------   ------------
As of June 30, 1997
Mortgage loans:
  Adjustable-rate                   $   321,951     $   211,078     $   498,011     $   243,767     $  502,696    $ 1,777,503
  Fixed-rate                             12,334           7,714          42,961          69,979         22,805        155,793
  Loans held for sale                    71,239            -               -               -              -            71,239
  Home equity credit lines and
    second mortgages                     65,690             497           1,725           1,371          4,982         74,265
Credit card and other                 1,048,200          29,996          74,806          47,684         24,193      1,224,879
Loans held for securitization
  and sale                              211,000            -               -               -              -           211,000
Mortgage-backed securities              632,086         363,675          26,366          15,178         26,685      1,063,990
Other investments                       651,653            -              4,998            -              -           656,651
                                   -------------   -------------   -------------   -------------   ------------   ------------

  Total interest-earning assets       3,014,153         612,960         648,867         377,979        581,361      5,235,320
Total non-interest earning assets          -               -               -               -           899,856        899,856
                                   -------------   -------------   -------------   -------------   ------------   ------------

  Total assets                      $ 3,014,153     $   612,960     $   648,867     $   377,979     $1,481,217    $ 6,135,176
                                   =============   =============   =============   =============   ============   ============

Deposits:
  Fixed maturity deposits           $   852,841     $   557,499     $   261,903     $    48,250     $     -       $ 1,720,493
  NOW, statement and passbook
    accounts                          1,400,604          42,732         142,324          96,869        206,439      1,888,968
  Money market deposit accounts         986,988            -               -               -              -           986,988
Borrowings:
  Capital notes - subordinated             -               -               -               -           250,000        250,000
  Other                                 425,694           1,942           5,569          10,114         13,946        457,265
                                   -------------   -------------   -------------   -------------   ------------   ------------
  Total interest-bearing
    liabilities                       3,666,127         602,173         409,796         155,233        470,385      5,303,714
Total non-interest bearing
  liabilities                              -               -               -               -           518,783        518,783
Stockholders' equity                       -               -               -               -           312,679        312,679
                                   -------------   -------------   -------------   -------------   ------------   ------------
  Total liabilities & stockholders'
    equity                          $ 3,666,127     $   602,173     $   409,796     $   155,233     $1,301,847    $ 6,135,176
                                   =============   =============   =============   =============   ============   ============

Gap                                 $  (651,974)    $    10,787     $   239,071     $   222,746     $  110,976
Cumulative gap                      $  (651,974)    $  (641,187)    $  (402,116)    $  (179,370)    $  (68,394)
Adjustment for interest rate caps(1)$   325,000     $   225,000     $   100,000     $      -        $     -
Adjusted cumulative gap             $  (326,974)    $  (416,187)    $  (302,116)    $  (179,370)    $  (68,394)
Adjusted cumulative gap as a
  percentage of total assets              (5.3%)          (6.8%)          (4.9%)          (2.9%)         (1.1%)



------------------------------------------------------------------------------------------------------------------------------
(1) At June 30, 1997, the Bank had $350,000 notional amount of interest rate caps.  The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 6.8% at June 30, 1997. A negative gap like that shown for the Bank implies that, if market rates rise, the Bank's average cost of funds will increase more rapidly than the concurrent increase in the average yield on interest-earning assets.

Capital. At June 30, 1997, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well- capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1997 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's under standing of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                      Minimum                     Excess
                                                          Actual                Capital Requirement              Capital
                                               ---------------------------   ------------------------  --------------------------
                                                                 As a %                     As a %                      As a %
                                                   Amount      of Assets         Amount    of Assets       Amount     of Assets
                                               ------------    -----------   ------------  ----------  ------------   -----------

Stockholders' equity per Bank's financial
 statements                                    $   345,485
  Minority interest in REIT Subsidiary (1)         144,000
  Net unrealized holding losses (2)                    810
                                               ------------
                                                   490,295

Adjustments for tangible and core capital:
  Intangible assets                                (44,658)
  Non-allowable minority interest in
    REIT Subsidiary (1)                            (44,704)
  Non-includable subsidiaries  (3)                  (3,700)
  Non-qualifying servicing assets                      (49)
                                               ------------
     Total tangible capital                        397,184           6.48%   $    91,896        1.50%  $   305,288          4.98%
                                               ------------    ===========   ============  ==========  ============   ===========

     Total core capital (4)                        397,184           6.48%   $   245,055        4.00%  $   152,129          2.48%
                                               ------------    ===========   ============  ==========  ============   ===========

     Tier 1 risk-based capital (4)                 397,184           7.19%   $   220,941        4.00%  $   176,243          3.19%
                                               ------------    ===========   ============  ==========  ============   ===========

Adjustments for risk-based capital:
  Subordinated capital debentures                  250,000
  Allowance for general loan losses                 85,226
                                               ------------
     Total supplementary capital                   335,226
  Excess allowance for loan losses                 (15,982)
                                               ------------
  Adjusted supplementary capital                   319,244
                                               ------------
     Total available capital                       716,428
  Equity investments (3)                           (15,612)
                                               ------------
     Total risk-based capital                  $   700,816          13.21%   $   441,883        8.00%  $   258,933          5.21%
                                               ============    ===========   ============  ==========  ============   ===========


(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital
(3) Reflects an aggregate offset of $1.0 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In November 1996, the Bank received from the OTS a one-year extension of the holding periods for certain of its REO properties. The following table sets forth the Bank's REO at June 30, 1997, after valuation allowances of $142.2 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                              (In thousands)

         1990 (1) (2).........                       $    26,182
         1991 (2)...............                          58,410
         1992 (2)...............                           3,280
         1993 ....................                         4,077
         1994 ....................                         1,881
         1995 ....................                         7,974
         1996 ....................                          -
         1997 ....................                         2,816
                                                     -----------
            Total REO ......                          $  104,620
                                                      ==========
-----------------------
(1) Includes REO with an aggregate net book value of $15.6 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $72.3 million, for which the Bank received an extension of the holding periods through November 12, 1997.

During the June 1997 quarter, the Bank securitized and sold $144.2 million of amounts on deposit in certain spread accounts associated with certain of the Bank's outstanding credit card securitizations. The effect of the transaction was to transfer $144.2 million of existing recourse liabilities from the Bank to investors in exchange for a cash payment to the Bank, remove certain amounts of the securitized spread accounts from the Consolidated Balance Sheets, and reduce the Bank's risk-based capital requirement by $144.2 million.

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

In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock") and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 103/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events (specifically, if the appropriate federal regulatory agency directs in writing an exchange of the REIT Preferred Stock for Chevy Chase Bank, F.S.B. 103/8% Noncumulative Preferred Stock, Series B because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to FDICIA, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized", anticipates the Bank becoming "undercapitalized" in the near term). The OTS approved inclusion of the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable prior to January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary.

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

Through August 1, 1997, the Trust has purchased either in the open market or through dividend reinvestment 1.77 million shares of common stock of Saul Centers (representing 14.4% of such company's outstanding common stock). These shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At June 30,1997, there were no borrowings under the facility and unrestricted availability on that date was $9.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which the loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. At June 30,1997, there were no borrowings under the facility. In July 1997, the commitment was increased to $10.0 million and unrestricted availability was $8.5 million.

In the nine-month period ended June 30, 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 1997 for the balance of fiscal 1997 and subsequent years is set forth in the following table:

                       Debt Maturity Schedule
                           (In thousands)
-------------------------------------------------------------------
Fiscal    Mortgage   Notes Payable-  Notes Payable-
 Year       Notes        Secured        Unsecured      Total
-------------------------------------------------------------------
1997 (1)  $  2,798     $     --         $   758      $  3,556
1998        11,264           --           7,475        18,739
1999         9,954           --          16,074        26,028
2000        18,770           --           8,317        27,087
2001         9,966           --           4,042        14,008
Thereafter 128,159        175,000         8,725       311,884
-------------------------------------------------------------------
Total     $180,911       $175,000       $45,391      $401,302
===================================================================

(1)  July 1, 1997 - September 30, 1997

Of the $180.9 million of mortgage debt outstanding at June 30, 1997, $134.4 million was nonrecourse to Real Estate Trust.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $5.0 to $8.0 million per year.

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office/research and development building on 3.2 acres of its Avenel Business Park land parcel. The project is 50% pre-leased. Construction is expected to be completed by December 1997 and lease-up by mid-year 1998. The Real Estate Trust has obtained a construction loan which will cover all costs except for the land and fees to related parties.

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

The Real Estate Trust believes that the financial condition and operating result of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the nine-month period ended June 30, 1997, the Bank made tax sharing payments totalling of $3.2 million and dividend payments totalling $7.2 million to the Real Estate Trust.

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

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust will share in cash distributions from operations and from capital transactions involving the sale or refinancing of the properties of Saul Holdings Partnership. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 1997, the Real Estate Trust received total cash distributions of $4.1 million from Saul Holdings Partnership.
BANKING:

Liquidity. The Bank's average liquidity ratio for the month ended June 30, 1997 was 11.6%, compared to 8.7% for the month ended March 31, 1997. Additionally, the Bank met the liquidity level requirements imposed by the OTS for each month of the first nine months of fiscal 1997.

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $210.0 million of credit card receivables, $214.1 million of automobile loan receivables and $216.3 million of mortgage loan receivables, consisting of home equity credit line and home loan receivables, during the June 1997 quarter. The Bank also securitized and sold $144.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's credit card securitizations during the current quarter. At June 30, 1997, the Bank was considering the securitization and sale of the following receivables: (i) approximately $450.0 million of credit card receivables, including $115.0 million of receivables outstanding at June 30, 1997 and $335.0 million of receivables which the Bank expects to become available through additional fundings or amortization of existing trusts, during the six months ending December 31, 1997; (ii) approximately $475.0 million of automobile loan receivables, including $75.0 million of receivables outstanding at June 30, 1997 and $400.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending December 31, 1997 and
(iii) approximately $21.0 million of home loan receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Notes 4 and 7 to the Consolidated Financial Statements in this report.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $6.0 billion of outstanding trust certificate balances at June 30, 1997, the primary recourse to the Bank was approximately $108.2 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At June 30, 1997, recourse to the Bank under these arrangements was approximately $4.2 million.

There were no material commitments for capital expenditures at June 30, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 (the "1997 quarter") COMPARED TO THREE MONTHS
      ENDED JUNE 30, 1996 (the "1996 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $600,000 and an operating loss of $2.2 million for the 1997 quarter as compared to a loss before depreciation and amortization of $2.0 million and an operating loss of $4.6 million for the 1996 quarter. The 1997 quarter included a $724,000 gain on sale of a purchase leaseback property compared to a $1,000 reduction in the loss on sale of a property in the 1996 quarter.

Income after direct operating expenses from hotel properties increased $892,000 (14.1%) in the 1997 quarter over the level achieved in the 1996 quarter. In the current period, room sales increased $1,478,000 (13.0%), while food and beverage sales increased $321,000(9.6%). The increase in revenue was due primarily to improved market conditions, which permitted management to raise average room rates while maintaining occupancy levels, and secondarily to the addition of a new hotel in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $1,049,000 (42.8%) in the 1997 quarter compared to such income in the 1996 quarter. This increase reflected higher base rents due to an increase in the leasing rate. Gross income in the 1997 quarter was $1,278,000(30.7%) above its level in the 1996 quarter. Expenses increased by $229,000 (13.4%).

Interest expense increased $135,000(1.4%) in the 1997 quarter, primarily because of the higher level of borrowings in the current quarter. Average balances of the Real Estate Trust's outstanding borrowings increased to $402.4 million for the 1997 quarter from $394.3 million for the 1996 quarter. This increase in average borrowings was primarily the result of mortgage loan refinancings and additional outstanding Unsecured Notes.

Amortization of debt expense increased $35,000(22.7%)in the 1997 quarter, largely due to costs incurred in connection with the new line of credit.

Depreciation increased $139,000 (5.7%)in the 1997 quarter as a result of new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $151,000 (7.7%)in 1997 quarter from their expense level in the 1996 quarter. The monthly advisory fee in the 1997 quarter was $311,000 compared to $306,000 in the 1996 quarter, which represented an aggregate increase of $16,000 (1.7%). Management fees were higher by $135,000 (13.0%)in the current quarter due to the increased level of gross revenue from operating properties.

General and administrative expense decreased $63,000(26.5%) in the 1997 quarter, principally as a result of lower administrative costs.

BANKING:

Overview. The Bank recorded operating income of $10.7 million for the 1997 quarter, compared to operating income of $31.6 million for the 1996 quarter. The decrease in income for the 1997 quarter was primarily attributable to a $13.8 million increase in operating expenses and a $6.1 million increase in the provision for loan losses. Also contributing to the decrease in income was a decrease of $6.8 million in other (non-interest) income resulting primarily from a decrease in loan and deposit servicing fee income. Partially offsetting these decreases was a $5.6 million increase in net interest income before provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $5.6 million (or 10.5%) in the 1997 quarter. The Bank would have recorded additional interest income of $0.9 million for the 1997 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                         Three Months Ended June 30,
                                        -----------------------------------------------------------------------------------------
                                                           1997                                          1996
                                        -------------------------------------------    ------------------------------------------
                                            Average                       Yield/           Average                      Yield/
                                            Balances        Interest       Rate           Balances         Interest      Rate
                                        --------------   ------------    ----------    -------------    -----------    ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)           $   3,679,076    $    99,753         10.85%    $  2,935,309     $   82,679         11.27%
    Mortgage-backed securities              1,200,042         16,573          5.52          756,641         11,481          6.07
    Federal funds sold and securities
      purchased under agreements to
      resell                                   86,669          1,187          5.48          230,889          3,066          5.31
    Trading securities                         15,754            284          7.21           16,396            281          6.86
    Investment securities                       8,173            118          5.78            5,532             74          5.35
    Other interest-earning assets             244,646          2,833          4.63          155,837          1,673          4.29
                                        --------------   ------------                  -------------    -----------
      Total                                 5,234,360        120,748          9.23        4,100,604         99,254          9.68
                                                         ------------    ----------                     -----------    ----------
  Noninterest-earning assets:
    Cash                                      193,765                                       169,883
    Real estate held for investment or
      sale                                    112,058                                       148,533
    Property and equipment,  net              256,453                                       202,515
    Cost in excess of net assets
      acquired, net                             1,516                                         3,028
    Other assets                              416,178                                       268,322
                                        --------------                                 -------------
      Total assets                      $   6,214,330                                  $  4,892,885
                                        ==============                                 =============
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                   $   1,022,162          5,594          2.19     $    950,959          5,683          2.39
      Savings deposits                        987,812          8,370          3.39          954,954          8,038          3.37
      Time deposits                         1,507,664         20,070          5.32        1,249,602         16,770          5.37
      Money market deposits                   986,999          9,640          3.91          993,476          9,438          3.80
                                        --------------   ------------                  -------------    -----------
      Total deposits                        4,504,637         43,674          3.88        4,148,991         39,929          3.85
    Borrowings                              1,097,919         17,572          6.40          292,830          5,472          7.47
                                        --------------   ------------                  -------------    -----------
      Total liabilities                     5,602,556         61,246          4.37        4,441,821         45,401          4.09
                                                         ------------    ----------                     -----------    ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits               96,178                                        80,336
    Other liabilities                          65,806                                        61,672
    Minority interest                         144,000                                             -
    Stockholders' equity                      305,790                                       309,056
                                        --------------                                 -------------
      Total liabilities and
        stockholders' equity            $   6,214,330                                  $  4,892,885
                                        ==============                                 =============
Net interest income                                       $   59,502                                     $  53,853
                                                         ============                                   ===========
Net interest spread (2)                                                       4.85%                                         5.59%
                                                                         ==========                                    ==========
Net yield on interest-earning assets (3)                                      4.55%                                         5.25%
                                                                         ==========                                    ==========
Interest-earning assets to interest-bearing liabilities                      93.43%                                        92.32%
                                                                         ==========                                    ==========

---------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the
       Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3) Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                                Three Months Ended June 30, 1997
                                                          Compared to
                                                Three Months Ended June 30, 1996
                                                      Increase (Decrease)
                                                      Due to Change in (1)
                                      -----------------------------------------------------
                                                                                 Total
                                           Volume              Rate              Change
                                      ---------------    ---------------    ---------------

Interest income:
    Loans (2)                         $       57,835     $      (40,761)    $       17,074
    Mortgage-backed securities                11,619             (6,527)             5,092
    Federal funds sold and securities
      purchased under agreements to
      resell                                  (2,534)               655             (1,879)
    Trading securities                           (49)                52                  3
    Investment securities                         38                  6                 44
    Other interest-earning assets              1,018                142              1,160
                                      ---------------    ---------------    ---------------
        Total interest income                 67,927            (46,433)            21,494
                                      ---------------    ---------------    ---------------


Interest expense:
    Deposit accounts                           3,433                312              3,745
    Borrowings                                17,457             (5,357)            12,100
                                      ---------------    ---------------    ---------------
        Total interest expense                20,890             (5,045)            15,845
                                      ---------------    ---------------    ---------------



Increase in net interest income       $       47,037     $      (41,388)    $        5,649
                                      ===============    ===============    ===============


(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1997 quarter increased $21.5 million (or 21.7%) from the level in the 1996 quarter as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. Lower average yields on the loan portfolio and mortgage-backed securities partially offset the effect on interest income of the higher average balances.

The Bank's net yield on interest-earning assets decreased to 4.55% in the 1997 quarter from 5.25% in the 1996 quarter. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's adjustable rate products, reflecting lower introductory rates on certain adjustable-rate products which the Bank has offered to new customers in the 1997 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $17.1 million (or 20.7%) from the 1996 quarter primarily because of higher average balances. Lower average yields on the loan portfolio partially offset the positive effect of the higher average balances.

Higher average balances of credit card loans, which increased $259.6 million (or 28.3%), resulted primarily from the Bank's continued expansion of the credit card loan program. The increase was primarily responsible for a $6.0 million (or 15.1%) increase in interest income from credit card loans. Increased originations of the Bank's single-family residential loans resulted in an average balance increase of $385.1 million (or 27.3%), and was largely responsible for a $5.7 million (or 22.6%) increase in income earned on such loans. Average balances of home equity credit line loans increased by $111.8 million (or 119.0%) primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $2.5 million (or 168.0%) in the current quarter.

The average yield on the loan portfolio in the 1997 quarter decreased by 42 basis points (to 10.85% from 11.27%) from the average yield in the 1996 quarter. The lower net yield was primarily due to a decrease in the average net yield on credit card loans from 17.41% to 15.61%, which was primarily a result of marketing strategies to introduce lower introductory rates to new customers. A new program offering reduced interest rates to previously risk-repriced accounts in an attempt to encourage payments from delinquent customers also contributed to the decline in net yield. In addition, in the June 1996 quarter, the Bank implemented risk-management strategies that repriced upward the yield on higher risk credit card accounts. Also contributing to the decreased average yield on the loan portfolio were decreases in the average yield on single-family residential loans and home improvement loans from 7.19% to 6.92% and from 12.07% to 11.68%, respectively. An increase in the average yield on automobile loans from 12.27% to 17.42%, primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries, partially offset the negative effect of the lower average yields discussed above, and was largely responsible for a $2.3 million (or 33.3%) increase in interest income earned on automobile loans.

Interest income on mortgage-backed securities increased $5.1 million (or 44.4%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1997 quarter reflected the purchase of $649.7 million of mortgage-backed securities during fiscal 1996. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.07% to 5.52%.

Interest expense increased $15.8 million (or 34.9%) for the 1997 quarter primarily because of an increase of $805.1 million (or 274.9%) in the average balances of the Bank's borrowings. The increase in the average balances resulted in an increase of $12.1 million (or 221.2%) in interest expense for the 1997 quarter for such liabilities. The increase in interest expense on borrowings is comprised of a $5.1 million increase in interest expense on securities sold under repurchase agreements, a $4.5 million increase in interest expense on Federal Home Loan Bank ("FHLB") advances and a $2.1 million increase in interest expense on the Bank's subordinated debentures, respectively, resulting from higher average balances of such borrowings. See "Financial Condition Capital." The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 6.40% from 7.47%), which reflected an increase in lower-yielding FHLB advances and securities sold under repurchase agreements.

A $3.7 million increase in interest expense on deposits, the largest category of interest-bearing liabilities, also contributed to the higher interest expense for the current quarter. Interest expense on deposits increased primarily because of higher average balances which increased by $355.6 million (or 8.6%).

Provision for Loan Losses. The Bank's provision for loan losses increased to $36.1 million in the 1997 quarter from $30.0 million in the 1996 quarter. The $6.1 million increase was primarily due to a $10.7 million increase in the provision for losses on credit card loans. Partially offsetting the increase was a $6.0 million decrease in the unallocated provision for loan losses recorded during the prior quarter. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income totaled $90.1 million in the 1997 quarter compared to $96.9 million in the 1996 quarter. The $6.8 million decline in such income was primarily attributable to a decrease in loan and deposit servicing fees. Offsetting this decrease were increases in gain on sales of loans and credit card fees.

The decrease of $25.7 million (or 33.0%) in loan and deposit servicing fees was primarily due to a decline of $28.3 million in excess spread income earned by the Bank for servicing its portfolio of securitized credit card loans. The decrease in such excess spread income for the 1997 quarter was primarily a result of an increase in charge-offs on securitized credit card loans, which is consistent with an industry-wide decline in the performance of credit card loans in recent periods. Partially offsetting this decrease was a $3.5 million increase in fees recognized for servicing deposit accounts.
See "Financial Condition - Asset Quality - Allowances for Losses."

Gain on sales of loans increased $9.6 million to $21.5 million, as a result of gains recognized on the securitization and sale of loans in the 1997 quarter in accordance with SFAS 125. The increase of $9.6 million primarily includes a $3.7 million gain on the securitization and sale of credit card loan receivables, $2.3 million of which represents the gain recognized on the securitization and sale of $210.0 million of credit card loans in the 1997 quarter, and the remaining portion represents gains recognized on the transfer of new receivables into existing trusts. Also contributing to the increase were gains of $6.6 million, $8.3 million and $2.8 million recognized on the securitization and sale of automobile loan, home equity credit line and home loan receivables, respectively, compared to gains of $2.7 million and $9.5 million on the securitization and sale of automobile loan and home loan receivables, respectively, in the prior quarter. See Notes to the Consolidated
Financial Statements.

Credit card fees, consisting of annual fees, late charges, cash advance charges and overlimit fees increased to $14.9 million in the 1997 quarter from $8.0 million in the 1996 quarter. The $6.9 million (or 87.5%) increase was primarily attributable to the impact of changes in the fee structure for the Bank's credit card program which were implemented in fiscal 1996.

Operating Expenses. Operating expenses for the 1997 quarter increased $13.8 million (or 15.4%) from the level in the 1996 quarter, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing expenses. The $9.0 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending, branch and systems operations. The $2.0 million increase in marketing expenses was primarily attributable to a $1.7 million increase in marketing expenses associated with deposits as the Bank continues to focus on increasing its deposit base. The $2.7 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1997 quarter.

NINE MONTHS ENDED JUNE 30, 1997 (the "1997 period") COMPARED TO NINE MONTHS
    ENDED JUNE 30, 1996 (the "1996 period")

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $7.6 million and an operating loss of $16.0 million in the 1997 period compared to a loss before depreciation and amortization of $11.3 million and an operating loss of $19.0 million in the 1995 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties. The 1997 period also included a $724,000 gain on sale of a purchase-leaseback property compared to a loss on sale of a property of $56,000 in the 1996 period.

Income after direct operating expenses from hotel properties increased $1,779,000 (13.2%) in the 1997 period over the level achieved in the 1996 period. In the current period, room sales increased $3,091,000(10.8%), while food and beverage sales increased $400,000(4.2%). The increase in total revenue of $3,539,000 (8.8%)exceeded the increase of $1,760,000 (6.6%)in direct operating expenses. The revenue increases were due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The Real Estate Trust also had a new hotel in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $2,273,000(29.7%) in the 1997 period compared to such income in the 1996 period. The improvement was caused by a higher leasing rate which resulted in higher gross income of $2,668,000 (20.8%). Expenses for the current period were $395,000(7.6%) above last year due to higher property taxes and repair and maintenance expense.

Interest expense increased $175,000(0.6%) in the 1997 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $400.0 million for the 1997 period from $396.7 million for the prior period. This increase in average borrowings occurred as a result of mortgage loan refinancings.

Amortization of debt expense increased $46,000(9.6%) in the 1997 period. This increase reflected costs incurred for the two lines of credit.

Depreciation increased $599,000(8.2%)in the 1997 period as a result of new tenant improvements, capital replacements, and the addition of a new income-producing property.

Advisory, management and leasing fees paid to related parties increased $409,000 (7.4%) in 1997 period from their expense level in the 1996 period. The monthly advisory fee was $311,000 in the 1997 period compared to $301,000 for the first six months of the 1996 period and $306,000 for the months of April - June 1996, which resulted in an aggregate increase of $77,000 (2.8%). The management fees were higher by $332,000 (11.9%) in the current period as a result of increased gross income on which fees are based.

General and administrative expense decreased $35,000(3.7%) in the 1997 period, principally as a result of lower administrative costs.

BANKING:

Overview. The Bank recorded operating income of $50.8 million for the 1997 period, compared to operating income of $68.9 million for the 1996 period. The decrease in income for the 1997 period was primarily attributable to a $47.5 million increase in operating expenses and a $19.1 million increase in the provision for loan losses. These decreases were partially offset by a $35.0 million increase in the Bank's net interest income before provision for loan losses and a $13.4 million increase in the Bank's other (non-interest) income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $35.0 million (or 24.4%) in the 1997 period. The Bank would have recorded additional interest income of $5.7 million for the 1997 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                                    Nine Months Ended June 30,
                                              ------------------------------------------------------------------------------------
                                                                1997                                       1996
                                              ------------------------------------------ -----------------------------------------
                                                   Average                     Yield/         Average                    Yield/
                                                  Balances        Interest      Rate         Balances        Interest     Rate
                                              --------------- -------------- ----------- --------------- -------------- ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                 $    3,602,641  $     292,877       10.84% $    2,876,044  $     231,515       10.73%
    Mortgage-backed securities                     1,286,758         55,206        5.72         803,789         36,966        6.13
    Federal funds sold and securities
      purchased under agreements to resell            83,506          3,348        5.35         221,557          9,144        5.50
    Trading securities                                16,778            902        7.17          12,367            640        6.90
    Investment securities                              9,316            404        5.78           4,782            171        4.77
    Other interest-earning assets                    200,349          6,568        4.37         166,874          5,637        4.50
                                              --------------- --------------             --------------- --------------
      Total                                        5,199,348        359,305        9.21       4,085,413        284,073        9.27
                                                              -------------- -----------                 -------------- ----------
  Noninterest-earning assets:
    Cash                                             189,045                                    160,496
    Real estate held for investment or sale          117,407                                    169,164
    Property and equipment,  net                     242,946                                    191,559
    Cost in excess of net assets acquired, net         1,886                                      3,509
    Other assets                                     374,090                                    240,349
                                              ---------------                            ---------------
    Total assets                              $    6,124,722                             $    4,850,490
                                              ===============                            ===============
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                         $      979,112         16,259        2.21  $      914,928         17,781        2.59
      Savings deposits                               968,895         24,568        3.38         939,103         23,758        3.37
      Time deposits                                1,308,972         51,015        5.20       1,279,248         53,172        5.54
      Money market deposits                          994,029         28,858        3.87         985,186         28,622        3.87
                                              --------------- --------------             --------------- --------------
      Total deposits                               4,251,008        120,700        3.79       4,118,465        123,333        3.99
    Borrowings                                     1,311,484         60,001        6.10         306,371         17,137        7.46
                                              --------------- --------------             --------------- --------------
      Total liabilities                            5,562,492        180,701        4.33       4,424,836        140,470        4.23
                                                              -------------- -----------                 -------------- ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                      89,769                                     71,332
    Other liabilities                                 53,857                                     55,699
    Minority interest                                111,168                                          -
    Stockholders' equity                             307,436                                    298,623
                                              ---------------                            ---------------

    Total liabilities and stockholders' equity$    6,124,722                             $    4,850,490
                                              ===============                            ===============
Net interest income                                            $    178,604                               $    143,603
                                                              ==============                             ==============
Net interest spread (2)                                                            4.89%                                      5.04%
                                                                             ===========                                ==========
Net yield on interest-earning assets (3)                                           4.58%                                      4.69%
                                                                             ===========                                ==========
Interest-earning assets to interest-bearing liabilities                           93.47%                                     92.33%
                                                                             ===========                                ==========

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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                                Nine Months Ended June 30, 1997
                                                          Compared to
                                                Nine Months Ended June 30, 1996
                                                      Increase (Decrease)
                                                      Due to Change in (1)
                                      -----------------------------------------------------
                                                                                 Total
                                           Volume              Rate              Change
                                      ---------------    ---------------    ---------------

Interest income:
    Loans (2)                         $       65,050     $       (3,688)    $       61,362
    Mortgage-backed securities                22,344             (4,104)            18,240
    Federal funds sold and securities
      purchased under agreements to
      resell                                  (5,553)              (243)            (5,796)
    Trading securities                           236                 26                262
    Investment securities                        190                 43                233
    Other interest-earning assets              1,193               (262)               931
                                      ---------------    ---------------    ---------------
        Total interest income                 83,461             (8,229)            75,232
                                      ---------------    ---------------    ---------------


Interest expense:
    Deposit accounts                           5,412             (8,045)            (2,633)
    Borrowings                                48,502             (5,638)            42,864
                                      ---------------    ---------------    ---------------
        Total interest expense                53,914            (13,683)            40,231
                                      ---------------    ---------------    ---------------



Increase in net interest income       $       29,547     $        5,454     $       35,001
                                      ===============    ===============    ===============



(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1997 period increased $75.2 million (or 26.5%) from the level in the 1996 period primarily as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. Higher average yields earned by the Bank on its loan portfolio also contributed to the increase in interest income. Lower average yields on mortgage-backed securities partially offset the effect on interest income of the higher average balances and higher average yields related to the Bank's loan portfolio.

The Bank's net yield on interest-earning assets decreased to 4.58% in the 1997 period from 4.69% in the 1996 period. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a decline in market rates as well as lower introductory rates on certain adjustable-rate products which the Bank has offered to new customers.

Interest income on loans, the largest category of interest-earning assets, increased by $61.4 million (or 26.5%) from the 1996 period primarily because of higher average balances and, to a lesser extent, higher average yields on the loan portfolio.

Higher average balances on credit card loans, which increased $220.4 million (or 22.5%), resulted primarily from the Bank's continued expansion of the credit card loan program. The increase was primarily responsible for a $26.8 million (or 23.9%) increase in interest income from credit card loans. Higher average balances of automobile loans, which increased $70.4 million (or 38.7%), resulted primarily from the higher origination volume of such loans, and was largely responsible for an $11.5 million (or 73.2%) increase in interest income on automobile loans. Interest income on the Bank's single-family residential loans increased by $16.3 million (or 21.9%) primarily because of increased originations, which resulted in an increase of $350.6 million (or 25.5%) in the average balances of such loans. Average balances of home equity credit line loans increased by $91.3 million (or 129.7%) primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $5.5 million (or 194.7%) in the current period.

The average yield on the loan portfolio in the 1997 period increased by 10 basis points (to 10.84% from 10.73%) from the average yield in the 1996 period. The higher yields were primarily due to increases in the average net yield on credit card loans from 15.33% to 15.50% and on automobile loans from 11.52% to 14.38%. The increase in the net yield on credit card loans was primarily a result of risk management strategies that have repriced upward the yield on higher risk credit card accounts. The increase in the net yield on automobile loans was primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries. Higher average yields on home equity credit line loans increased from 5.39% to 6.91%, primarily because the $119.2 million of loans purchased in December 1996 earn higher average yields.

Interest income on mortgage-backed securities increased $18.2 million (or 49.3%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1997 period reflected the effects of the purchase of $649.7 million of mortgage-backed securities during fiscal 1996. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.13% to 5.72%.

Interest expense increased $40.2 million (or 28.6%) for the 1997 period primarily because of an increase of $1.0 billion (or 328.1%) in the average balances of the Bank's borrowings. The increase in the average balances of borrowings resulted in an increase of $42.9 million in interest expense for the 1997 period for such liabilities. The increase in interest expense on borrowings is primarily due to a $25.0 million, a $12.1 million and a $4.8 million increase in interest expense on securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated debentures, respectively, resulting from higher average balances of such borrowings. See "Financial Condition - Capital." The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 6.10% from 7.46%), which reflected an increase in lower-yielding FHLB advances and securities sold under repurchase agreements.

The increase in interest expense on borrowings was partially offset by a $2.6 million decrease in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits decreased primarily because of a decline in the average rates on deposits (to 3.79% from 3.99%). Higher average balances partially offset the negative effect of the lower rates on deposits.

Provision for Loan Losses. The Bank's provision for loan losses increased to $89.9 million in the 1997 period from $70.8 million in the 1996 period. The $19.1 million increase was primarily attributable to a $24.0 million increase in the provision for losses on credit card loans primarily because of increased charge-offs of such loans, reflecting an industry-wide decline in the performance of credit card loans. Partially offsetting this increase was a $6.0 million decrease in the unallocated provision for loan losses from the prior period. See "Financial Condition - Asset Quality Allowances for Losses."

Other Income. The $13.4 million increase in other (non-interest) income to $265.9 million in the 1997 period from $252.5 million in the 1996 period was primarily attributable to increases in gain on sales of loans and credit card fees. Also contributing to the increase in other income was a decrease in loss on real estate held for investment or sale. Partially offsetting these increases was a decrease in loan and deposit servicing fees for the current period.

Gain on sales of loans increased $33.6 million to $50.7 million, primarily as a result of $14.7 million in gains recorded on the securitization and sales of credit card loan receivables resulting from the adoption of SFAS 125, $5.6 million of which was recognized on the securitization and sale of $296.5 million and $210.0 million of such loans in March 1997 and June 1997, respectively, and the remaining portion represents gains recognized on the transfer of new receivables into existing trusts. See Notes to Consolidated Financial Statements. Also contributing to the increase was a $19.5 million gain recognized on the securitization and sale of $744.9 million of automobile loans in the 1997 period, compared to a $7.3 million gain recognized on the securitization and sale of $475.3 million of automobile loans in the 1996 period. In addition, the Bank recognized gains of $9.7 million and $5.7 million on the sales of $170.6 million and $107.1 million of home equity credit line receivables and home loan receivables, respectively, compared to a $9.5 million gain recognized on the securitization and sale of $153.5 million of home loan receivables in the 1996 period. There were no securitizations and sales of home equity credit line loans during the prior period.

Credit card fees, consisting of annual fees, late charges, cash advance charges and overlimit fees increased to $42.5 million in the 1997 period from $18.7 million in the 1996 period. The $23.8 million increase was primarily attributable to the impact of changes in the fee structure for the Bank's credit card program which were implemented in fiscal 1996.

The $5.5 million (or 28.5%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.5 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowance for Losses."

The decrease of $52.9 million (or 24.0%) in loan and deposit servicing fees was primarily due to a decrease of $70.5 million in excess spread income earned by the Bank for servicing its portfolios of securitized credit card loans. The decrease in such excess spread income for the 1997 period, was primarily a result of an increase in charge-offs on securitized credit card loans which is consistent with an industry-wide decline in the performance of credit card loans in recent periods. Partially offsetting this decrease was a $10.2 million increase in fees recognized on the servicing of the bank's deposit accounts. See "Financial Condition - Asset Quality - Allowances for Losses."

Operating Expenses. Operating expenses for the 1997 period increased $47.5 million (or 18.6%) from the level in the 1996 period, largely as a result of the Bank's credit card lending program. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing expenses. The $23.9 million increase in salaries and employee benefits resulted from the addition of staff to the Bank's credit card, consumer lending, branch and systems operations. The $19.6 million increase in marketing expenses was primarily attributable to a $13.5 million increase in marketing expenses associated with the credit card program as the Bank continues to focus on increased originations of such loans, as well as a $5.7 million increase in marketing expenses associated with the Bank's deposit base. The $8.7 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during the 1997 period. Partially offsetting these increases was a $3.8 million decrease in other expenses, which was primarily due to a decline in credit card fraud losses, and a $4.0 million decrease in deposit insurance premiums.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)




Date:  August 12, 1997          Stephen R. Halpin, Jr.
----------------------          -----------------------------------------------
                                Vice President and Chief Financial Officer




Date:  August 12, 1997          Ross E. Heasley
----------------------          -----------------------------------------------
                                Vice President and Principal Accounting Officer