Form 10-K405
period 1997-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1997-12-29
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the fiscal year ended September 30, 1997

    TRANSITION REPORT PURSUANT FOR SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------
                          Commission File number 1-7184

                      B. F. SAUL REAL ESTATE INVESTMENT TRUST
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Maryland                                          52-6053341
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

   8401 Connecticut Avenue, Chevy Chase, Maryland            20815
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (301) 986-6000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

            N/A                                         N/A
-----------------------------        -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     N/A
--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendements to this Form 10-K. /x/

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 5, 1997.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 5, 1997 was 4,826,910.

                                  TABLE OF CONTENTS


                                        PART I


ITEM 1.  BUSINESS

    General ...........................................................

         Real Estate ..................................................
         Banking


ITEM 2.  PROPERTIES ...................................................

    Real Estate .......................................................
    Banking ...........................................................

ITEM 3.  LEGAL PROCEEDINGS ............................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS .................................

ITEM 6.  SELECTED FINANCIAL DATA ......................................

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............

    Financial Condition ...............................................
         Real Estate ..................................................
         Banking ......................................................

    Liquidity and Capital Resources ...................................
         Real Estate ..................................................
         Banking ......................................................
              Liquidity ...............................................
              Capital .................................................

    Results of Operations .............................................
         Fiscal 1997 Compared to Fiscal 1996 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 1996 Compared to Fiscal 1995 ..........................
              Real Estate .............................................
              Banking .................................................

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................

    Management's Statement on Responsibility ..........................

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE .........................

                                       PART III

ITEM 10. TRUSTEES AND EXECUTIVES OFFICERS OF THE TRUST ................

     Executive Officers of the Trust Who Are Not Directors ............
     Committees of the Board of Trustees ..............................

ITEM 11. EXECUTIVE COMPENSATION .......................................

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .......................................

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............

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

The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for 95% of the Trust's consolidated assets at September 30, 1997. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

The Trust recorded net income of $18.9 million in the fiscal year ended September 30, 1997, compared to a net loss of $78,000 in the fiscal year ended September 30, 1996 and net income of $10.9 million in the fiscal year ended September 30, 1995.

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

Banking. Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1997 was conducting business from 128 full-service offices and 614 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Chevy Chase, Maryland, both suburban communities of Washington, D.C. The Bank also maintains 18 mortgage loan production offices in the mid-Atlantic region, 17 of which are operated by a wholly-owned mortgage banking subsidiary, and 18 consumer loan production offices, 10 of which are operated by a wholly-owned finance subsidiary of the Bank. At September 30, 1997, the Bank had total assets of $6.1 billion and total deposits of $4.9 billion. Based on total consolidated assets at September 30, 1997, Chevy Chase is the largest bank headquartered in the Washington, D.C. metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and credit card and other types of consumer loans. The Bank also has an active commercial lending program. The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. As a complement to its basic deposit and lending activities, the Bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. On November 12, 1997, the Bank acquired ASB Capital Management, Inc. ("ASB"), one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the Bank will provide a variety of investment products and fiduciary services to a primarily institutional customer base.

Chevy Chase recorded operating income of $80.2 million for the year ended September 30, 1997, compared to operating income of $46.1 million for the year ended September 30, 1996. At September 30, 1997, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.96%, 6.96%, 7.24% and 13.50%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In addition, the Bank's capital levels immediately following the acquisition of ASB discussed above, remained above the levels established for well-capitalized institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Banking - Capital."

On December 3, 1996, the Bank sold $100.0 million of 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"), the principal amount of which is includable in the Bank's supplementary capital. In addition, on December 3, 1996, a new real estate investment trust subsidiary of the Bank sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock"), which is eligible for inclusion as core capital of the Bank in an amount up to 25% of the Bank's total core capital.

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and, to a lesser extent, by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC.

                                  REAL ESTATE

REAL ESTATE INVESTMENTS

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1997.

                                                     HOTELS

                                                            Average Occupancy (2)         Average Room Rate
                                                           ------------------------    ------------------------
                                                           Year Ended September 30,    Year Ended September 30,
                                                Available  ------------------------    ------------------------
  Location                 Name                  Rooms(1)  1997      1996      1995    1997    1996      1995
------------   -------------------------------- ---------- ------------------------   -------------------------
  COLORADO
   Pueblo           Holiday Inn - Pueblo            193    74%       75%       81%    $53.09   $54.84   $50.97

  MARYLAND
Gaithersburg      Holiday Inn - Gaithersburg        301    65%       61%       65%    $70.10   $68.93   $61.76

  MICHIGAN
Auburn Hills    Holiday Inn - Auburn Hills (3)      190    74%       75%       77%    $94.79   $86.52   $75.17

  NEW YORK
 Rochester      Holiday Inn - Rochester Airport     280    71%       68%       73%    $68.26   $66.51   $65.38

    OHIO
 Cincinnati        Holiday Inn - Cincinnati         273    58%       49%       52%    $63.21   $66.67   $62.37

  VIRGINIA
 Arlington    Howard Johnsons  - National Airport   279    66%       71%       66%    $67.99   $66.37   $66.08
  Herndon            Holiday Inn Express            115    74%       --        --     $64.70     --       --
   McLean         Holiday Inn - Tysons Corner       316    74%       73%       72%    $87.52   $78.98   $72.23
  Sterling     Hampton Inn - Dulles Airport (4)     127    77%       77%       75%    $71.70   $62.87   $58.06
  Sterling        Holiday Inn - Dulles Airport      296    75%       76%       71%    $72.18   $63.86   $59.53
                                                  -----    ---       ---       ---    ------   ------   ------
Totals                                            2,370    70%       68%       69%    $72.21   $68.79   $63.79

--------------------------------------------------------------------------------
(1)  Available rooms as of September 30, 1997.
(2) Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)  Acquired November 30, 1994.
(4)  Acquired October 30, 1996.
(5)  A Real Estate Trust subsidiary owns a 99% interest in this hotel.

                                         OFFICE AND INDUSTRIAL

                                                                                       Expiring Leases (1)
                                                                                       -------------------
                                                               Leasing Percentages         Year Ending
                                                Gross       -------------------------  -------------------
                                                                   September 30,          September 30,
                                               Leasable     -------------------------  -------------------
   Location                  Name              Area (1)      1997      1996      1995    1998      1999
---------------   --------------------------   --------     -------------------------  -------------------


    FLORIDA
Fort Lauderdale   Commerce Center - Phase II    60,959       97%       92%       83%    26,295    11,261

    GEORGIA
    Atlanta          900 Circle 75 Parkway     345,502       98%       95%       94%   106,510    43,837
    Atlanta          100 Circle 75 Parkway      89,412       98%      100%      100%    10,084     9,426
    Atlanta         1100 Circle 75 Parkway     268,779       99%      100%      100%    39,716   118,520

   LOUISIANA
   Metairie             Metairie Tower          91,372       95%       99%       98%    34,052    10,658

   VIRGINIA
   Chantilly           Dulles South (2)         38,502      100%      100%       74%     6,743     9,433
    McLean           8201 Greensboro Drive     353,742       99%       85%       59%    36,573    32,778
   Sterling            Dulles North (3)         59,886      100%       81%      100%    16,943    42,943
                                             ---------      ----      ----      ----   -------   -------
                          Totals             1,308,154       99%       93%       85%   276,916   278,856
                                                                                        21.2%     21.3%

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

                                         LAND PARCELS

    Location                     Name                    Acres                Zoning
----------------    --------------------------------    --------    -----------------------------

    FLORIDA
  Boca Raton          Arvida Park of Commerce (1)             20            Mixed Use
Fort Lauderdale             Commerce Center                   14        Office & Warehouse

    GEORGIA
    Atlanta                  Circle 75 (2)                   133        Office & Industrial

    KANSAS
 Overland Park               Overland Park                   162    Residential, Office & Retail

   MARYLAND
 Gaithersburg            Avenel Business Park (3)              8            Commercial
  Rockville                 Flagship Centre                    8            Commercial

  MICHIGAN
Auburn Hills         Holiday Inn - Auburn Hills (4)            3            Commercial

   NEW YORK
  Rochester         Holiday Inn - Rochester Airport            3            Commercial

   VIRGINIA
Loudoun County                Church Road                     40        Office & Industrial
Loudoun County           Sterling Boulevard (5)               48            Industrial
                                                             ---
                                 Total                       439


------------------------------------------------------------------------------
(1) A Real Estate Trust subsidiary owns a 50% interest in 11 acres of this parcel.
(2)  Includes land parcel formerly identified as Perimeter Way.
(3) The Real Estate Trust is currently developing a 46,000 square foot office/ research development building on 3.2 acres of this parcel.
(4)  Acquired July 11, 1997.
(5)  A Real Estate Trust subsidiary owns a 99% interest in this parcel.

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


                                   SHOPPING CENTERS


                                                                     Gross
                                                                    Leasable
                                                                    Area (2)
                                                                    --------
      GEORGIA
      Atlanta                         Old National                  160,000
  Warner Robbins                      Houston Mall                  264,000
                                                                    -------
                                        Total                       424,000


                                   APARTMENT PROJECT
                                                                      Number
                                                                    of Units
      TEXAS                                                         --------
      Dallas                          San Simeon                        124

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

The Real Estate Trust and the Trust Affiliates own rights (the "Rights") enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers common stock for each partnership unit provided that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 24.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers common stock are listed on the New York Stock Exchange (trading symbol "BFS").

In July 1994, Saul Centers established Saul QRS, Inc. and SC Finance Corporation, as wholly owned subsidiaries of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of one of the Subsidiary Partnerships, Saul Subsidiary I Limited Partnership, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, Saul Holdings Partnership transferred ten shopping centers previously owned by it to Saul Subsidiary I Limited Partnership as a capital contribution and the second Subsidiary Partnership, Saul Subsidiary II Limited Partnership, transferred one shopping center previously owned by it to Saul Subsidiary I Limited Partnership as a capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership owned a total of 17 shopping centers (the "Mortgaged Properties"). The Mortgaged Properties, which continued to be managed by Saul Holdings Partnership, secured the mortgage purchased with the proceeds of issuance of the Mortgage Notes.

On October 1, 1997 Saul Centers closed a $147 million mortgage loan secured on nine of the company's retail properties. The loan term is 15 years and requires payments based on a fixed rate of 7.67% and 25 year principal amortization. At the same time Saul Centers closed a new three-year $60 million unsecured revolving credit line which replaced a secured credit line. Proceeds from the new loans were used to repay the $128 million of collateralized floating rate debt mentioned above and the outstanding balance of other floating rate debt. Saul Centers currently has fixed interest rates on approximately 95% of its total outstanding debt which has a weighted remaining term of approximately 14 years.

As a consequence of the Formation Transactions and the later transactions described above undertaken in connection with financings, Saul Centers serves as the sole general partner of Saul Subsidiary II Limited Partnership, and Saul QRS, Inc. serves as the sole general partner of Saul Subsidiary I Limited Partnership. Each such general partner holds a 1% general partnership interest in the applicable Subsidiary Partnership. The remaining 99% interests in Saul Subsidiary I Limited Partnership and Saul Subsidiary II Limited Partnership are held by Saul Holdings Partnership as the sole limited partner.

At September 30, 1997, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 30 community and neighborhood shopping centers (including the 22 shopping centers transferred by the Real Estate Trust) located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia and one research park located in a Maryland suburb of Washington, D.C.(collectively, the "Portfolio Properties).

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

The Internal Revenue Service ("IRS") has concluded the audits of the federal income tax returns of the Trust for the taxable years ended September 30, 1992 and September 30, 1993. The IRS audit adjustments did not have a significant adverse effect on the Trust's reported earnings under Gaap.

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

The Bank has calculated the bad debt deduction for tax purposes under the experience method since calendar year 1988. The experience method is based on the institution's actual loan loss experience over a prescribed period. If the Bank were not treated as a qualifying institution for any taxable year, it would be required to recapture its bad debt reserve (for 1997, approximately $111.8 million) into taxable income. In addition, the Bank would be allowed to deduct only those bad debts that actually were sustained during the taxable year. If the Bank were no longer permitted to use the reserve method, the change would not have a significant adverse effect on the Bank's reported earnings under generally accepted accounting principles.

Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and are effective for tax years beginning after December 31, 1995. As a result, the Bank is no longer able to use the "reserve method" for computing its bad debt deduction and is allowed to deduct only those bad debts actually incurred during the taxable year. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 (or, if the thrift meets a loan origination test, beginning up to two years later). Bad debt reserves accumulated prior to 1988 do not have to be recaptured under this legislation. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the Bank's financial statements as of September 30, 1997.

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

The Bank made a tax sharing payment of $20.6 million in fiscal 1990, tax sharing payments totaling $29.6 million in fiscal 1991 and a tax sharing payment of $5.0 million in fiscal 1993. OTS approval of the $5.0 million payment made in 1993 was conditioned on a pledge by the Trust of certain Trust assets to secure certain of its obligations under the Tax Sharing Agreement. Following execution of such a pledge, the OTS approved, and the Bank made during fiscal 1994, 1995, 1996, and 1997 additional tax sharing payments of $9.6, $20.5, $25.0, and $9.8 million, respectively, to the Trust. At September 30, 1997, no tax sharing payments were due from the Bank to the Trust. It is expected that the Bank will have taxable income in future years and additional operating losses will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group).

In general, if the Bank has net operating losses or unused tax credits in any taxable year, under the Tax Sharing Agreement the Trust is obligated to reimburse the Bank in an amount generally equal to (i) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (ii) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group (but not in excess of the net amount paid by the Bank to the Trust pursuant to the Tax Sharing Agreement). There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the Bank to the Trust which, as described above under "Regulation Holding Company Regulation," is prohibited under current law. The Tax Sharing Agreement itself does not provide for any remedies upon a breach by any party of its obligations under the Agreement. As noted above, at September 30, 1997, no tax sharing payments were due from the Bank to the Trust.

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

                                    BANKING

REGULATION

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the Bank obtains advances from the FHLB. At September 30, 1997, the Bank had outstanding $188.5 million of advances from the FHLB of Atlanta. See Note 19 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of: (i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home-purchase contracts and similar obligations); (ii) 0.3% of total assets; (iii) $500; or
(iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $33.2 million in FHLB stock at September 30, 1997. The Bank earned dividends of $2.0 million and $2.3 million during the years ended September 30, 1997 and 1996, respectively.

Liquidity Requirements. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds and specified U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding month's average balances), plus borrowings (or portions thereof) payable in one year or less. Prior to November 24, 1997, this liquidity requirement was 5.0%. Federal regulations also required that each institution maintain an average daily balance of short-term liquid assets equal to at least 1.0% of its average daily balance of deposits, plus borrowings payable in one year or less. If an institution's liquid assets or short-term liquid assets at any time do not at least equal (on an average daily basis for the month) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1997, the Bank was in compliance with both requirements, with both a liquid assets ratio and a short-term liquid assets ratio of 11.1%.

Effective November 24, 1997, the OTS reduced the liquidity requirement from 5% to 4% and eliminated the 1% short-term liquid asset requirement. In addition, the OTS added flexibility in calculating the liquidity base, permitting an institution to use either: (i) its liquidity base at the end of the preceding quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. Finally, the OTS expanded the assets that qualify as liquid assets to include long-term obligations of the United States government and federal agencies, certain mortgage-related securities, and certain mortgage loans.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums to the Savings Association Insurance Fund (the "SAIF") for insurance of its accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

Although the FDIC insures commercial banks as well as thrifts, the insurance reserve funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the "BIF") and the SAIF, respectively. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits, which the BIF reached during fiscal 1995. Legislation was enacted on September 30, 1996 that, among other things, imposed on thrift institutions a one-time assessment of 65.7 cents for every $100 of SAIF-insured deposits to recapitalize the SAIF to the 1.25% level. Pursuant to this legislation, effective January 1, 1997, the FDIC lowered the risk-based schedule for SAIF assessment rates so that the rates for SAIF members are identical to the rates for BIF members. Beginning in 1997, commercial banks are required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to provide liquidity to the savings and loan industry in the 1980s. Annualized FICO assessments which were added to deposit insurance premiums equaled 6.49 basis points for SAIF members and 1.298 basis points for BIF members for the first semi-annual period of 1997 and 6.31 basis points for SAIF members and 1.262 basis points for BIF members for the second semi-annual period of 1997. This differential is expected to remain in effect through December 31, 1999, after which BIF and SAIF members will pay identical FICO assessments, which are expected to be approximately 2.4 basis points. Thus, the Bank and other institutions with SAIF-assessable deposits will continue to pay somewhat higher deposit insurance premiums than institutions with BIF-assessable deposits, which could lead to a competitive disadvantage in the pricing of loans and deposits.

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

Regulatory Capital. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the Bank, are subject to a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1997, the Bank's tangible, core and total risk-based regulatory capital ratios were 6.96%, 6.96% and 13.50%, respectively, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00%, respectively, in effect at that date.

Under FIRREA's minimum leverage ratio, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 3.0%. However, under the OTS "prompt corrective action" regulations, an institution that is not in the highest supervisory category must maintain a minimum leverage ratio of 4.0% to be considered an "adequately capitalized" institution. See "Prompt Corrective Action." In October 1997, the OTS proposed amendments to its capital regulations that would establish a minimum leverage ratio of 4.0% for institutions not in the highest supervisory category. "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets, except that under interim guidance issued by the OTS, servicing assets (both mortgage and non-mortgage) and purchased credit card relationships ("PCCRs") may be included up to an aggregate amount of 50% of core capital. PCCRs and non-mortgage servicing assets are also subject to a sublimit of 25% of core capital. For these purposes, servicing assets and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1997, the Bank had qualifying servicing assets of $41.4 million, which constituted 9.8% of core capital at that date, and had no PCCRs.

In August 1997, the OTS and the other federal bank regulatory agencies proposed amendments to their regulatory capital requirements relating to servicing assets. Under the proposal, the limitation on the amount of mortgage servicing assets that can be included in Tier 1 capital would be increased from 50% to 100%. However, all non-mortgage servicing assets would be fully deducted from core capital. The agencies also requested comment on whether to require deduction from regulatory capital of amounts representing rights to future interest income from serviced assets in excess of contractually specified servicing fees ("interest-only strips") and whether the deduction for servicing assets should be net of any associated deferred tax liability. The Bank is unable to predict at this time whether and in what form any amendments will be adopted. As of September 30, 1997, the Bank had $0.6 million in non-mortgage servicing assets and $68.8 million in interest-only strips, net of any associated deferred tax liability that, if the OTS ultimately requires deduction of all non-mortgage servicing assets and interest-only strips and no grandfathering is provided for existing transactions, would be required to be deducted from core capital.

Deductions from capital apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

The tangible capital requirement adopted by the OTS requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of tangible assets, which is the minimum ratio required by FIRREA. "Tangible capital" is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount includable in core capital.

The risk-based capital requirements issued by the OTS provide that the capital ratio applicable to an asset is adjusted to reflect the degree of credit risk associated with that asset and that the asset base for computing a savings institution's capital requirement includes off-balance-sheet assets. Capital must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. However, the amount of capital required need not exceed the amount of recourse retained. The amount of recourse retained in connection with the Bank's securitization activities typically includes the full amount of any spread account or other asset posted as collateral and interest-only strips recorded by the Bank.

On November 5, 1997, the OTS and the other federal bank regulatory agencies proposed revisions to their risk-based capital regulations to address the regulatory capital treatment of recourse obligations and direct credit substitutes involving exposure to credit risk. The proposal (i) would define recourse to include, among other things, providing credit enhancement beyond any contractual obligation to support assets sold and providing representations and warranties other than those that relate to an existing state of facts that the seller can either control or verify with reasonable due diligence at the time the assets are sold; (ii) would treat direct credit substitutes and recourse obligations consistently; and (iii) would use credit ratings and possibly certain other alternative approaches to match the risk-based capital assessment more closely to an institution's relative risk of loss in asset securitizations. The agencies intend that any final rules adopted in connection with the proposal that result in increased risk-based capital requirements for an institution will apply only to transactions consummated after the effective date of any final rules.

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

A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1997, the Bank had $93.0 million in allowances for loan and lease losses, of which $73.0 million was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. At September 30, 1997, the Bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See "Deposits and Other Sources of Funds - Borrowings."

The OTS has indefinitely delayed implementation of an interest-rate risk component of its risk-based capital regulation pending the testing of an OTS appeals process. Under that component, an institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates would be required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. At September 30, 1997, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the capital regulations been in effect.

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to an individual minimum capital requirement.

OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1997, investments in non-includable subsidiaries were fully deducted from all three FIRREA capital requirements. All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1997, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $4.0 million, of which $3.8 million constituted a deduction from tangible capital.

OTS capital regulations also require the 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The Bank's equity investments at September 30, 1997 were certain properties classified as real estate held for sale which the Bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1997, the book value of these properties after subsequent valuation allowances, was $15.3 million, of which $14.5 million was required to be deducted from total capital. The Bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1997. The Bank has $1.0 million of general valuation allowances maintained against its non-includable subsidiaries and equity investments which, pursuant to OTS guidelines, are available as a "credit" against the deductions from capital otherwise required.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In November 1996, the Bank received from the OTS extensions through November 12, 1997 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal 1990, 1991 and 1992. The Bank has submitted to the OTS a request for a further extension of the holding periods through fiscal 1998 for certain of its REO properties. Based on its capital ratios at September 30, 1997, the Bank's capital ratios would have remained above the levels required for well-capitalized institutions even if the book value of REO properties for which an extension has not yet been received had been deducted from total risk-based capital as of that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital - Board Resolution and Regulatory Requirements."

The Bank's ability to maintain capital compliance is dependent on a number of factors, including, for example, general economic conditions and the condition of local real estate markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital - Board Resolution and Regulatory Requirements."

The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not taken any such action with respect to the Bank.

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

At September 30, 1997, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 6.96%, 7.24% and 13.50%, respectively, which exceeded the minimum ratios established for "well capitalized" institutions.

Board Resolution. At the request of the OTS, the Board of Directors of the Bank adopted a resolution in March 1996 which, among other things, permits the Bank:
(i) to make tax sharing payments without OTS approval to the Trust, which owns 80% of the Bank's Common Stock, of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

Qualified Thrift Lender ("QTL") Test. Insured savings institutions like the Bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires thrifts to maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of such percentage is the thrift's "qualified thrift investments" and the denominator is the thrift's "portfolio assets." "Portfolio assets" is defined as total assets minus (i) the thrift's premises and equipment used to conduct its business, (ii) liquid assets, as defined up to 20 percent of total assets, and (iii) intangible assets, including goodwill. The QTL test must be met on a monthly average basis in nine out of every 12 months.

The Bank had 86.8% of its assets invested in qualified thrift investments at September 30, 1997, and met the QTL test in each of the previous 12 months.

A thrift's "qualified thrift investments" consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Federal National Mortgage Association stock, small business loans, credit card and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans), 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs (low or moderate income areas where credit demand exceeds supply). Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to meet the QTL test, it (i) may not make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank, (ii) may not establish any new branch office at any location at which a national bank could not establish a branch office, (iii) may not obtain new advances from the applicable FHLB and (iv) may not pay dividends beyond the amounts permissible if it were a national bank. One year following an institution's failure to meet the test, the institution's holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to meet the QTL test, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank, and must repay any outstanding FHLB advances as promptly as possible consistent with the safe and sound operation of the institution. Failure to meet the QTL test also could limit the Bank's ability to establish and maintain branches outside of its home state of Virginia.

Because Chevy Chase is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require Chevy Chase to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the Bank's current activities, management of the Bank believes that compliance with these restrictions would not have a significant adverse effect on the Bank. In addition, because the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies, failure by Chevy Chase to meet the QTL test, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the Bank.

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

Institutions are divided into two tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their capital requirements and which have not been notified by the OTS that they are "in need of more than normal supervision." Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (i) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital (i.e., the excess of capital over the fully phased-in requirements) at the beginning of the calendar year in which the distribution is made or (ii) 75% of net income for the most recent four quarters. Tier 1 institutions that make capital distributions under the foregoing rules must continue to meet the applicable capital requirements on a pro forma basis after giving effect to such distributions. Tier 1 institutions may seek OTS approval to pay dividends beyond these amounts.

The definition of Tier 2 institutions is no longer applicable because all deductions from capital requirements have been fully phased-in as of July 1, 1996. All institutions are classified as either Tier 1 or Tier 3 institutions since that date.

Tier 3 institutions have capital levels below their current required minimum levels and may not make any capital distributions without the prior written approval of the OTS.

At September 30, 1997, the Bank had sufficient levels of capital to be a Tier 1 institution for purposes of the capital distribution regulation. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution.

In December 1994, the OTS proposed to amend its capital distribution regulation to simplify it and to conform it to the system of "prompt corrective action" established by FDICIA. The proposal would replace the current "tiered" approach with one that, in accordance with the OTS's "prompt corrective action" rule, would allow associations to make only those capital distributions that would not cause capital to drop below the level required to remain adequately capitalized. The proposal would delete from the OTS regulations the current numerical restrictions on the amount of permissible capital distributions, but the OTS indicated that it would continue to use them as general guidelines. The OTS has since indicated that it intends to issue a revised proposal that would differ from the previous proposal.

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

Although the Bank believes that dividends paid on the REIT Preferred Stock issued by Chevy Chase Preferred Capital Corporation (the "REIT Subsidiary") should not be considered "capital distributions" for this purpose, there can be no assurances that the OTS would agree with this position. Without addressing the issue of whether dividends on the REIT Preferred Stock are "capital distributions" subject to the regulations, the OTS has indicated that it would not object to the REIT Subsidiary's payment of quarterly dividends on the REIT Preferred Stock in an amount up to the amount of the REIT Subsidiary's net income for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital - Board Resolution and Regulatory Requirements." The REIT Subsidiary currently expects that its net income will be in excess of amounts needed to pay dividends on the REIT Preferred Stock. However, dividends paid on the REIT Preferred Stock in excess of the REIT Subsidiary's net income could be treated as "capital distributions" by the OTS, in which case the REIT Subsidiary's payment of such dividends would be subject to restrictions under the OTS capital distribution regulations. Moreover, if dividends on the REIT Preferred Stock were treated as "capital distributions," they would be included, together with dividends paid on the 13% Preferred Stock and the common stock of the Bank, in calculating the amount of "capital distributions" that could be paid by the Bank without obtaining OTS approval.

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

The Bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the Bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 (the "1993 Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the Bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the Chevy Chase Bank, F.S.B. 10 3/8% Noncumulative Preferred Stock, Series B (the "Series B Preferred Stock"), if issued in exchange for the outstanding REIT Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital - Board Resolution and Regulatory Requirements" and "Security Ownership of Certain Beneficial Owners and Management."

At the request of the OTS, the Board of Directors of the Bank adopted a resolution which permits the Bank to declare dividends on its stock in any quarterly period up to the lesser of (i) 50% of its after tax net income for the immediately preceding quarter or (ii) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's 13% Preferred Stock during that quarterly period. In connection with the Bank's payment of common dividends, the OTS advised the Bank that the dividends paid on the REIT Preferred Stock issued by the new real estate investment trust subsidiary of the Bank also must be deducted from net income for purposes of calculating the 50% limits under this board resolution. The Bank disagrees with the OTS's position regarding the REIT Preferred Stock and intends to seek clarification of this issue from the OTS.

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

Lending Limits. With certain exceptions, the Bank is prohibited from lending to one borrower (including certain related entities of the borrower) amounts in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's loans-to-one-borrower limit was approximately $115.2 million at September 30, 1997, and no group relationships exceeded this limit at that date.

Safety and Soundness Standards. The federal financial institution regulators have developed standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards cover internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. An institution that fails to meet a standard that is imposed through regulation may be required to submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

The asset quality standards require that an insured depository institution establish and maintain a system to identify problem assets and prevent deterioration in those assets. The earnings standards require that an insured depository institution establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Regulatory Assessments. The OTS imposes the following fees to fund its operations: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees and (v) publication fees. Of these fees, the semi-annual asset-based assessments (which for the Bank totaled $431,000 for the six-month period ending December 31, 1997) are the most significant.

Other Regulations and Legislation. Chevy Chase must obtain prior approval of the OTS before merging with another institution or before increasing its insured accounts through merger, consolidation, purchase of assets or assumption of liabilities. Also, as a SAIF-insured institution, the Bank is subject to limitations on its ability to buy or sell deposits from or to, or to combine with, a BIF-insured institution. Despite these restrictions, SAIF-insured thrifts may be acquired by banks or by bank holding companies under certain circumstances.

The federal agencies regulating financial institutions possess broad enforcement authority over the institutions they regulate, including the authority to impose civil money penalties of up to $1 million per day for violations of laws and regulations.

Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they meet the QTL test and their regulatory capital requirements and have at least a satisfactory rating under the Community Reinvestment Act ("CRA").

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

The OTS and the other federal bank regulatory agencies have requested comment on possible changes to the existing regulatory classification policies for retail credit. Among the changes being considered are adoption of: (i) a uniform charge-off policy for open-end and closed-end credit; (ii) a classification policy for loans affected by bankruptcy, fraudulent activity, and/or death of a borrower; (iii) a policy for treatment of partial payments; (iv) a prudent reaging policy for past due accounts; and (v) a classification policy for delinquent residential mortgage and home equity loans. After reviewing the comments received, the agencies plan to issue a revised detailed policy statement for further comment. The Bank is unable to predict at this time what, if any, changes will be made to the existing policies.

PENDING LEGISLATION

Thrift Charter Legislation. Legislation passed in 1996 requires the merger of the BIF and the SAIF into a single Deposit Insurance Fund on January 1, 1999, but only if the thrift charter is eliminated by that date. Congress is considering legislation in various forms that would require federal thrifts, like the Bank, to convert their charters to national or state bank charters. The House Banking Committee approved a version of such legislation on June 20, 1997 and the House Commerce Committee approved its version of the legislation on October 30, 1997. The current session of Congress adjourned without further action on the bills and leadership of the House has announced its intention to resume consideration of the legislation when Congress returns for the second session in January 1998. In the absence of appropriate "grandfather" provisions, such legislation could have an adverse effect on the Bank and the Trust because, among other things, the Trust engages in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and thrifts differs in certain significant respects. While the versions of the bill approved by the House Banking and Commerce Committees both contain grandfather provisions that address many of these issues, the Bank cannot determine at this time whether, or in what form, such legislation may eventually be enacted, and there can be no assurances that any such legislation that is enacted will contain adequate grandfather rights for the Bank or the Trust.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board (the "FRB") requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts. Prior to December 30, 1997, the first $4.4 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $44.9 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $49.3 million were subject to a 10.0% reserve requirement. Effective December 30, 1997, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.4 million to $4.7 million and decreased the "low reserve tranche" from $44.9 million to $43.1 million. The Bank met its reserve requirements for each period during the year ended September 30, 1997. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

COMMUNITY REINVESTMENT ACT

Under the CRA and the OTS's regulations, a savings association has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In connection with its examination of a savings association, the OTS is required to assess the institution's record in satisfying the intent of the CRA. In addition, the OTS is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on an OTS examination covering the period from January 1994 through June 1997, the Bank received an "outstanding" CRA rating, the highest rating given by the OTS.

Recent amendments to the CRA regulations, effective July 1, 1997, are designed to focus the CRA examination process more on an institution's actual performance in meeting the credit needs of low- and moderate-income neighborhoods and to minimize consideration of its CRA related procedures. Institutions like the Bank, with more than $250 million in assets, are evaluated primarily on the basis of their lending and investment in, and provision of services, to low- and moderate-income areas unless they request designation and receive approval as wholesale or limited purpose institutions or have been approved for evaluation under a strategic plan. Additionally, large retail banks, such as the Bank, are required to collect and to report additional data concerning small business loans.

In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company (together, the "Companies"), entered into an agreement with the United States Department of Justice (the "Department") which committed them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, the Companies agreed to invest $11.0 million in the African-American community of the Washington, D.C. metropolitan area over a five-year period. This commitment obligated the Companies to (i) provide $7.0 million over the five-year period in subsidies for below-market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C. and Prince George's County, Maryland; (ii) open two additional mortgage offices in majority African-American neighborhoods in the metropolitan Washington, D.C. area; and (iii) open one new deposit branch in the Anacostia area of Washington, D.C. The Companies also agreed over the same five-year period, among other things, to continue efforts to increase their promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. The Companies view these efforts as continuations of their existing programs.

OTHER ASPECTS OF FEDERAL LAW

The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

YEAR 2000 CONSIDERATIONS

Some of the Bank's computer systems are designed to process transactions using two digits to describe the year (e.g., "97" for 1997) rather than four digits and therefore such systems may have difficulty accurately processing transactions and making calculations using dates later than December 31, 1999. Management has implemented a program to upgrade or replace its computer systems to address this problem and expects the upgrades and replacements, along with related testing to be completed not later than December 1998. Management does not expect that the cost of converting such systems will be material to its financial condition or results of operations. Nevertheless, a failure on the part of the Bank to ensure that its computer systems are year 2000 compliant could have a material adverse affect on the Bank's operations. Moreover, if any of the Bank's significant customers or service providers do not successfully and timely achieve year 2000 compliance as to their computer systems, the Bank also could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") establishes standards for disclosing information about an entity's capital structure. SFAS 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Because SFAS 129 addresses only disclosure related issues, its adoption will not have an impact on the Bank's financial condition or its results of operations.

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997 and establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was also issued in June 1997. SFAS 131 establishes accounting standards for the way business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Because SFAS 131 addresses only disclosure related issues, its adoption will not have an impact on the Bank's financial condition or its results of operations.

MARKET AREA

The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.5% in September 1997, compared to the national rate of 4.7%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and Fairfax County in Virginia. Approximately 19.4% of the Bank's deposits at September 30, 1997 were obtained from depositors residing outside of Maryland and Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery County and ranked third in market share of deposits in Prince George's County at June 30, 1996, according to the most recently published industry statistics. The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in Montgomery and Fairfax Counties in September 1997 (2.4% and 2.5%, respectively) was below the national rate (4.7%) and state rates (4.7% for Maryland and 4.1% for Virginia) for the same month.

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

The Bank classifies its investment and mortgage-backed securities as either "held-to-maturity", "available-for-sale" or "trading" at the time such securities are acquired. At September 30, 1997 and 1996, all such securities are classified as held-to-maturity.

Prior to fiscal 1995, the Bank classified all of its investment and mortgage-backed securities as available-for-sale. During fiscal 1995, the Bank transferred at fair value all of such securities to held-to-maturity. Net unrealized holding losses, net of the related income tax effect, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities.

OTS guidelines require that investments in securities be accounted for in accordance with generally accepted accounting principles ("GAAP"), summarize the applicable accounting principles and provide guidance regarding the application of GAAP in determining whether securities are properly classified as held-to-maturity, available-for-sale or trading.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage- backed securities, which are classified as trading securities, to third party investors in the month of issuance. There were no mortgage securities classified as trading securities at September 30, 1997.

At September 30, 1997, the Bank held one automobile loan-backed security which was classified as trading. The security was issued in conjunction with an automobile loan securitization transaction and represents a separate class of certificates, all of which was retained by the Bank. See "Consumer Lending."

LENDING ACTIVITIES

Loan Portfolio Composition. At September 30, 1997, the Bank's loan portfolio totaled $2.5 billion, which represented 41.6% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities.) Loans collateralized by single-family residences constituted 37.2% of the loan portfolio at that date.

The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.

LOAN PORTFOLIO
(Dollars in thousands)

                                                                     September 30,
                          -----------------------------------------------------------------------------------------------------
                                  1997                1996                1995                 1994                1993
                          ------------------- ------------------- ------------------- -------------------- --------------------
                                       % of                % of                % of                % of                  % of
                             Balance   Total     Balance   Total     Balance   Total     Balance   Total      Balance   Total
                          ------------ ------ ------------ ------ ------------ ------ ------------ ------- ------------ -------
                                                                                                      >
Single family
    residential (1)       $   849,955   33.5% $ 1,601,483   47.4% $ 1,391,694   47.3% $ 1,369,571   53.7%  $ 1,287,333    53.6%

Home equity (1)                94,088    3.7       32,052    0.9       29,024    1.0       34,708    1.4        60,549     2.5

Commercial real estate
    and multifamily            53,551    2.1       78,866    2.3       85,781    2.9       84,210    3.3        94,079     3.9

Real estate construction
    and ground                 54,998    2.2       63,907    1.9       32,652    1.1       52,350    2.1        62,637     2.6

Commercial                     98,346    3.9       57,023    1.7       13,986    0.5        3,950    0.2         4,116     0.2

Credit card (1)             1,077,149   42.6    1,118,271   33.1    1,012,548   34.4      650,199   25.5       754,520    31.4

Automobile (1)                217,111    8.6      297,560    8.8      239,217    8.1      289,346   11.4       106,725     4.4

Home improvement and
    related loans (1)          49,551    2.0       94,316    2.8      112,705    3.8       37,526    1.5         8,255     0.3

Overdraft lines of
    credit and other
    consumer                   36,029    1.4       37,954    1.1       26,206    0.9       25,375    0.9        25,677     1.1

                          ------------ ------ ------------ ------ ------------ ------ ------------ ------- ------------ -------
                            2,530,778  100.0%   3,381,432  100.0%   2,943,813  100.0%   2,547,235  100.0%    2,403,891   100.0%
                          ------------ ====== ------------ ====== ------------ ====== ------------ ======= ------------ =======
Less:
  Unearned premiums
    and discounts                 449                 836               1,103               1,438                1,543

  Deferred loan
    origination fees
    (costs)                    (2,339)            (13,958)            (13,687)            (10,604)              (3,472)

  Allowance for loan
    losses                    105,679              95,523              60,496              50,205               68,040
                          ------------        ------------        ------------        ------------         ------------
                              103,789              82,401              47,912              41,039               66,111
                          ------------        ------------        ------------        ------------         ------------
      Total loans
        receivable        $ 2,426,989         $ 3,299,031         $ 2,895,901         $ 2,506,196          $ 2,337,780
                          ============        ============        ============        ============         ============
-------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization, if any.

The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Regulation - Regulatory Capital," "- Qualified Thrift Lender ("QTL") Test" and "Federal Taxation - Bad Debt Reserve" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset and Liability Management."

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1997. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 1998, because such loans are expected to be sold in less than one year.

CONTRACTUAL PRINCIPAL REPAYMENTS
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                Principal
                                 Balance                                    Approximate Principal Repayments
                              Outstanding                                  Due in Years Ending September 30,
                                   at        ---------------------------------------------------------------------------------------
                              September 30,                                                                               2013 and
                                1997 (1)        1998        1999         2000      2001-2002     2003-2007   2008-2012   Thereafter
                              ------------- ----------- ----------- ------------ ------------ ------------ ----------- ------------
Single family residential     $     747,070 $    13,703 $    14,429 $     18,431 $     33,682 $     76,366 $   117,795 $    472,664
Home equity                          44,088          --          --           --        3,028        2,289       8,633       30,138
Commercial real estate and
  multifamily                        53,551       4,493          --       10,790       30,018        6,309       1,941           --
Real estate construction
  and ground                         54,998      15,594      10,641        1,296        6,640       20,827          --           --
Commercial                           98,346      39,416       9,045        3,108       21,565       24,632         310          270
Credit card (2)                     987,149      41,431      39,692       38,026       71,331      153,726     124,062      518,881
Automobile                          137,111      22,039      25,465       29,493       60,114           --          --           --
Home improvement and related
  loans                              49,551       2,460       2,782        3,145        7,579       29,511       4,074           --
Overdraft lines of credit and
  other consumer                     36,029       2,840       3,318        3,887        9,944       16,040          --           --
Loans held for sale                 102,885     102,885          --           --           --           --          --           --
Loans held for securitization
  and sale                          220,000     220,000          --           --           --           --          --           --
                              ------------- ----------- ----------- ------------ ------------ ------------ ----------- ------------
  Total loans receivable (3)  $   2,530,778 $   464,861 $   105,372 $    108,176 $    243,901 $    329,700 $   256,815 $  1,021,953
                              ============= =========== =========== ============ ============ ============ =========== ============


Fixed-rate loans              $     336,185 $    36,766 $    44,578 $     47,578 $    108,119 $     72,152 $    16,848 $     10,144
Adjustable-rate loans             1,871,708     105,210      60,794       60,598      135,782      257,548     239,967    1,011,809
Loans held for sale                 102,885     102,885          --           --           --           --          --           --
Loans held for securitization
  andd sale                         220,000     220,000          --           --           --           --          --           --
                              ------------- ----------- ----------- ------------ ------------ ------------ ----------- ------------
  Total loans receivable (3)  $   2,530,778 $   464,861 $   105,372 $    108,176 $    243,901 $    329,700 $   256,815 $  1,021,953
                              ============= =========== =========== ============ ============ ============ =========== ============

-----------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans outstanding at September 30, 1997 which were due after one year, an aggregate principal balance of approximately $299.4 million had fixed interest rates and an aggregate principal balance of approximately $1.7 billion had adjustable interest rates.
(2) Estimated repayments of credit card loans reflect the required minimum payments.
(3) Before deduction of allowance for loan losses, unearned discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA") -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1997, principal repayments of $142.0 million are contractually due within the next year. Of this amount, $36.8 million is contractually due on fixed-rate loans and $105.2 million is contractually due on adjustable-rate loans.

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

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS
(In thousands)

                                                               For the Year Ended September 30,
                                                   ----------------------------------------------------------
                                                        1997                  1996                 1995
                                                   ---------------       ---------------      ---------------


Real estate loan originations and purchases: (1)

Single family residential                          $    1,392,341        $    1,098,099       $      522,846
Home equity                                               365,076               223,852              219,714
Commercial real estate and multifamily                         29                   345                4,023
Real estate construction and ground                        64,430                72,655               37,510
                                                   ---------------       ---------------      ---------------

Total originations and purchases                        1,821,876             1,394,951              784,093
                                                   ---------------       ---------------      ---------------

Principal repayments                                     (444,375)             (381,365)            (245,376)
Sales (2)                                                (529,545)             (407,200)            (374,414)
Loans transferred to real estate acquired
  in settlement of loans                                   (4,706)               (5,972)              (9,822)
                                                   ---------------       ---------------      ---------------
                                                         (978,626)             (794,537)            (629,612)

Transfers to mortgage-backed securities (3)            (1,566,966)             (363,257)            (156,169)
                                                   ---------------       ---------------      ---------------


Increase (decrease) in real estate loans           $     (723,716)       $      237,157       $       (1,688)
                                                   ===============       ===============      ===============


(1)  Excludes unfunded commitments.
(2)  Includes securitization and sale of home equity credit line receivables of $286.4 million, $96.5 million and  $150.5 million for the years ended September 30, 1997, 1996 and 1995, respectively.
(3)  Represents  real  estate  loans which were  pooled and  exchanged for Credit Suisse, First Boston, FHLMC and FNMA mortgage-backed securities.

Single-Family Residential Real Estate Lending. The Bank originates a variety of loans secured by single-family residential structures. At September 30, 1997, $0.9 billion (or 37.2%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, including $13.4 million of FHA-insured or VA-guaranteed loans. Approximately 77.0% of the Bank's single-family residential real estate loans at September 30, 1997 by principal balance were secured by properties located in Maryland, Virginia or the District of Columbia.

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

The Bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1997, approximately $754.5 million of loans settled under the correspondent program.

At September 30, 1997, 79.8% of the Bank's residential mortgage loans consisted of ARMs scheduled to have interest rate adjustments within five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset and Liability Management." Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%.

During the current fiscal year, the Bank continued to fulfill its $1.0 billion five-year mortgage loan commitment made in 1994 to meet the credit needs of low- and moderate-income borrowers in the various communities which it serves. As part of this commitment, the Community Development Fund is providing $140.0 million of mortgage financing over a five-year period, with $7.0 million in subsidies for below-market mortgage loans, to families in minority neighborhoods in the District of Columbia and Prince George's County, Maryland.

Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1997, sales of mortgage loans originated or purchased for sale by the Bank totaled $243.1 million. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank originates fixed-rate, single-family loans on terms which conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines in order to ensure the salability of the loan in the public secondary mortgage market. In order to manage its interest-rate exposure, the Bank hedges its fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1997, the Bank had $102.7 million of single-family residential loans held for sale to investors.

From time to time, as part of its capital and liquidity management plans, the Bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them in the secondary mortgage market. In September 1997, the Bank exchanged $1.1 billion of single-family residential loans held in its portfolio for mortgage-backed securities which the Bank retained for its own portfolio.

When the Bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it continues to collect and remit loan payments, inspect the properties, make certain insurance and tax payments on behalf of borrowers and otherwise service the loans. The servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1997, the Bank was servicing residential permanent loans totaling $3.9 billion for other investors. See "Loan Servicing."

Sales of Mortgage-Backed Securities. A significant portion of the Bank's sales of mortgage-backed securities involve sales pursuant to the Bank's normal mortgage banking operations. Generally, the Bank's policy is to sell its fixed-rate mortgage production which, in the case of most conforming fixed-rate loans, is accomplished by first pooling such loans into mortgage-backed securities. The mortgage-backed securities sold as part of the Bank's mortgage banking operations are generally issued in the same month as the sale of such securities. The securities are formed from conforming fixed-rate loans originated for sale or from conforming fixed-rate loans resulting from the borrower's election to convert from a variable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 1997. Fixed-rate loans are designated as held for sale in the Consolidated Balance Sheets in this report.

Home Equity Lending. The Bank's home equity credit line loan provides revolving credit secured principally by a second mortgage on the borrower's home. Such loans are originated directly by the Bank. Home equity credit line loans bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. In order to promote its home equity credit line loan program, the Bank currently offers prospective borrowers a below-market interest rate for an introductory period and settlement without closing costs.

In December 1996, the Bank purchased $119.2 million of home equity credit line loans at a premium. The Bank may make additional purchases of such loans in the future as a way to supplement its direct origination of such loans.

Securitizations of home equity credit line receivables have been an important element of the Bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition." The Bank transferred $286.4 million, $96.5 million and $150.5 million of home equity credit line receivables in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, to trusts for securitization and sale to investors. Gains of $11.7 million, $4.7 million and $7.6 million were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

Commercial Real Estate and Construction Lending. Commercial, real estate construction and ground loans are originated directly by the Bank. Aggregate balances of residential construction, commercial construction, ground and commercial real estate and multifamily loans decreased 24.0% in fiscal 1997 to $108.5 million at September 30, 1997, from $142.8 million at September 30, 1996. The Bank provides financing, generally at market rates, to certain purchasers of its REO. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

Commercial Lending. In July 1994, the Bank began developing an active commercial lending program. Commercial loans are defined as any loans made to a business entity for commercial purposes. Such purposes may include the financing of working capital, the acquisition of machinery and equipment or other assets, and the financing of cash flow needs. Loans for acquisition, construction or permanent financing of real estate used in the borrower's business are considered commercial loans. All commercial loans are underwritten, originated and managed by the Bank's Business Banking Group. A wide variety of products is offered, including revolving lines of credit for working capital or seasonal needs; term loans for the financing of fixed assets; letters of credit; corporate credit cards; cash management services; and other deposit and investment products. Business development efforts have been concentrated in the major industry groups in the metropolitan Washington, D.C. area, as well as a broad base of small businesses and community service organizations. Commercial loans increased $41.3 million during fiscal 1997 to $98.3 million at September 30, 1997 and are expected to continue to grow as the Bank continues to expand this aspect of its business. The recent acquisition of ASB Capital Management, Inc., should enhance the operations of the Business Banking Group by allowing the Bank to offer a broader variety of investment products and fiduciary services to institutional customers.

Under legislation signed into law on September 30, 1996, the authority of federal thrifts, like Chevy Chase, to make commercial loans was increased from 10% to 20% of assets, provided that the additional 10% consists of small business loans.

Credit Card Lending. Chevy Chase provides consumer credit through its credit card program, which offers VISA(R) and MasterCard(R) credit cards and includes Platinum, Gold and Classic cards. Chevy Chase issues the credit cards and receives interest income on credit extended, a fee based on a percentage of credit sales paid by merchants accepting card purchases, and generally, an annual membership fee for use of the cards, as well as certain other fees. Chevy Chase's credit card loan portfolio accounted for 42.6% of Chevy Chase's total loans at September 30, 1997. According to statistics published in the American Banker, Chevy Chase is the third largest issuer of credit cards among thrift institutions, based on managed credit card loans outstanding at June 30, 1997. At September 30, 1997, credit card loans outstanding totaled $1.1 billion and managed credit card receivables, including receivables owned by the Bank and receivables securitized, sold and serviced by the Bank, totaled $5.1 billion.

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

Changes in credit card use and payment patterns by cardholders, including increased defaults, may result from a variety of social, legal and economic factors. Chevy Chase currently offers introductory and promotional periodic interest rates, which are generally fixed for varying initial and promotional periods and, which at the conclusion of such periods, revert to a variable interest rate. If account holders choose to utilize competing sources of credit, the rate at which new receivables are generated may be reduced and certain purchase and payment patterns with respect to the receivables may be affected. Economic factors affecting credit card use include the rate of inflation and relative interest rates offered for various types of loans. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers. During times of economic recession, default rates on credit card loans generally may be expected to exceed default rates on residential mortgage loans. During 1996 and 1997, the Bank, as well as other credit card issuers, experienced an increase in the level of individuals declaring bankruptcy. Although the Bank cannot predict with certainty the level of bankruptcies that may occur among cardholders, management has implemented more stringent underwriting and other lending policies and has become more proactive in managing its accounts and in monitoring its portfolio in an attempt to mitigate losses incurred as a result of a cardholder declaring bankruptcy. The Bank can make no assurances as to the level of bankruptcies that may occur among cardholders in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Delinquent Loans" and "- Allowances for Losses."

Certain issuers of credit cards have adjusted their pricing to provide for the different credit risks among customers based upon card usage, repayment habits and other criteria. The Bank has implemented such risk-based pricing by increasing the interest rates charged to high-risk customers and by continuing to allow low-risk customers a more favorable rate. Periodically, the Bank offers promotional discounts to certain customers to encourage increased usage of the Bank's credit cards.

Certain jurisdictions and their residents may attempt to require out-of-state credit card issuers to comply with such jurisdictions' consumer protection laws that impose requirements on the making, enforcement and collection of consumer loans. For example, in recent years, a number of lawsuits and administrative actions have been filed in several states against out-of-state credit card issuers (including both federally and state chartered insured institutions) challenging various fees and charges (such as late fees, over-the-limit fees, returned check fees and annual membership fees) assessed against residents of the states in which such lawsuits were filed, based on restrictions or prohibitions under the laws of such states. The Supreme Court recently ruled that national banks may export late fees on credit cards as interest regardless of states' usury laws, however the law is not settled with respect to all types of fees and charges. If it were determined that out-of-state credit card issuers must comply with a jurisdiction's laws limiting the charges imposed by credit card issuers, such action could have an adverse impact on the Bank's credit card results.

Securitizations of credit card receivables has been an integral element of the Bank's strategy to enhance liquidity, to further asset and liability management objectives and to maintain compliance with regulatory capital requirements. The Bank transferred $1.1 billion, $919.0 million, $1.6 billion, $1.4 billion and $350.0 million of credit card receivables in fiscal 1997, fiscal 1996, fiscal 1995, fiscal 1994 and fiscal 1993, respectively, to trusts for securitization and sale to investors. Prior to January 1, 1997, no gain or loss was recognized by the Bank as a result of these transactions as retained cash flows were recognized over the lives of the transactions when earned. Subsequent to January 1, 1997, as a result of the adoption of SFAS 125, the Bank recognized gains of $33.1 million. The Bank continues to service the underlying loans in each of trusts. See Note C to the Consolidated Financial Statements in this report.

Chevy Chase plans to securitize an additional $615.0 million of credit card receivables during the first and second quarters of fiscal 1998. Certain of these receivables at September 30, 1997 were classified as loans held for securitization and sale in the Consolidated Balance Sheets in this report.

Credit card loans are not subject to those provisions of federal laws and regulations that limit to 35% of an institution's total assets the amount of consumer loans that a federally chartered savings institution may make.

Other Consumer Lending. Chevy Chase currently offers a variety of consumer loans other than credit card loans, including automobile loans, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. In addition, through a wholly-owned subsidiary, the Bank offers "non-prime" automobile loans. "Non-prime" refers to a category of loans made to applicants who have experienced certain adverse credit events, but who meet certain other creditworthiness tests. See "Other Consumer Loan Underwriting." The Bank's portfolio of automobile loans, home improvement and related loans and other consumer loans totaled $217.1 million, $49.6 million and $36.0 million, respectively, at September 30, 1997, which accounted for a combined 12.0% of total loans at that date. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1997, the Bank purchased or originated $890.0 million and $138.5 million of automobile loans and home improvement loans, respectively, which was more than offset by the transfers of $938.9 million and $224.0 million, respectively, of receivables to trusts for securitization and sale to investors.

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

Real Estate Loan Underwriting. In the loan approval process, Chevy Chase assesses both the borrower's ability to repay the loan and, in appropriate cases, the adequacy of the proposed security. Credit approval is vested with the Board of Directors and delegated to the Executive Loan Committee and certain senior officers in accordance with the credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the Bank's approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All loans of $15 million or more are presented to the Board of Directors for final approval.

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing such loans and a review of the applicant's financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of construction and commercial real estate loans.

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

The Bank generally lends up to 95% of the appraised value of single-family residential dwellings to be owner-occupied. The Bank also lends up to 85% of the appraised value of the completed project to finance the construction of such dwellings, and, on a case-by-case basis, the Bank occasionally may lend up to 90% of such appraised value when such financing is limited to pre-sold units. The loan-to-value ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank generally does not originate a second mortgage loan (excluding home equity credit line loans) if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. In some circumstances, the Bank originates a first and second mortgage loan simultaneously where the total loan value does not exceed 90% of the appraised value of the property. Currently, the Bank offers home equity credit line loans up to a 125% maximum loan-to-value ratio. Private mortgage insurance is generally obtained for the amount over 80% of the value of the underlying property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of the loans' collateral could expose the Bank to losses.

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

Credit Card Loan Underwriting. The Bank generates new credit card accounts through various methods, including telemarketing, direct mail and other distribution channels. The Bank identifies potential cardholders for solicitation by supplying a list of credit criteria to a credit bureau, which generates a list of individuals who meet such criteria. An individual receiving a solicitation provides all the necessary application information to the Bank which then obtains a credit report (on such individual) from an independent credit reporting agency. The credit limit and terms of the account are subject to certain post-screening underwriting reviews performed by the Bank.

The Bank's underwriting approach to account approval supplements a computerized credit scoring system with an individual evaluation of each complete application for creditworthiness. Cardholder credit limits are adjusted from time to time based on the Bank's continuing evaluation of the cardholder's repayment ability as evidenced by the cardholder's payment history and other factors. The Bank also may increase the credit limit at the cardholder's request after completion of an evaluation comparable to that performed during the initial underwriting.

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

Loan Servicing. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Loan servicing income, principally servicing income earned on single-family residential mortgage loans owned by third parties and the Bank's securitized credit card, home equity credit line, automobile and home loan receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank's servicing income as of or for the years indicated.

                                    As of or For the Year Ended September 30,
                                   -------------------------------------------
                                       1997            1996            1995
                                   -----------     -----------     -----------
                                                  (In thousands)
      Residential                  $ 3,930,371     $ 3,045,650     $ 1,350,423
      Credit Card                    4,015,172       3,889,704       3,226,316
      Home Equity                      459,130         416,365         455,791
      Automobile                     1,083,026         505,638         218,287
      Home Loans                       244,140         141,106            --
                                   -----------     -----------     -----------
         Total amount of loans
         serviced for others (1)   $ 9,731,839     $ 7,998,463     $ 5,250,817
                                   ===========     ===========     ===========

      Loan servicing fee
         income (2)                $   227,817     $   264,139     $   184,275
                                   ===========     ===========     ===========
---------------------
      (1) The Bank's basis in its servicing assets and interest-only strips at September 30, 1997, 1996 and 1995 was $147.4 million, $75.4 million and $54.2 million, respectively.

      (2) In each of the years ended September 30, 1997, 1996 and 1995, loan servicing fee income as a percentage of net interest income before provision for loan losses was 108.2%, 132.9% and 104.6%, respectively.


The Bank earns fees in connection with the servicing of home equity credit line loans, credit card loans, home loans, automobile loans and single-family residential mortgage loans. The Bank's level of servicing fee income varies based in large part on the amount of the Bank's securitization activities with respect to these loan types. As the Bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing fee income generally increases. During fiscal 1997, the Bank securitized and sold $1.1 billion of credit card receivables, $286.4 million of home equity credit line receivables, $938.9 million of automobile loan receivables and $224.0 million of home loan receivables. Although the Bank's securitization activity increased during fiscal 1997, loan servicing fee income decreased from the level achieved in fiscal 1996 principally because of an increase in charge-offs on securitized credit card receivables. See "Management's Discussion and Analysis - Financial Condition - Allowance for Losses." The Bank's level of servicing fee income also declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others.

The Bank's investment in loan servicing assets (including servicing assets and interest-only strips), and the amortization of such assets, are periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recorded as a valuation adjustment and recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which is the estimated rate of repayment of the underlying loans. The Bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. Additionally, the Bank stratifies its capitalized servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See Note C to the Consolidated Financial Statements in this report.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30, 1997.

Allowances for Losses. It is the Bank's policy to maintain adequate allowances for estimated losses on loans and real estate. Generally, the allowances are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by Bank personnel. Allowances for losses on loans and real estate are based on current events or facts that may ultimately lead to future losses. The Bank's actual losses may vary from management's current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Asset Quality - Allowances for Losses."

The Bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved. The Bank's allowance on credit card loans is based on a number of factors, including historical charge-off and repayment experience and the age of the portfolio. The Bank has developed a roll rate model to extrapolate its allowance needs based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the Bank considers various historical information relative to origination date, borrower profiles, age of accounts, geographic concentration, creditworthiness of recent applicants, delinquencies, bankruptcies and other factors. Although industry standards are considered, they are given comparatively less weight due to management's belief that comparisons among different institutions' portfolios are potentially misleading because of significant differences in underwriting standards, curing and re-aging procedures and charge-off policies. Chevy Chase's policy is to charge off credit card receivables at the earlier of when they become 180 days contractually delinquent or during the month following receipt of notice of the death or bankruptcy filing of the borrower. The Bank's actual charge-off experience for credit card loans may vary from the levels forecasted by the Bank's roll rate model because credit card loans typically are more sensitive to general economic conditions than certain other types of loans. For example, an unforeseen decline in economic activity may result in increased bankruptcy losses which the model is unable to forecast. Nevertheless, because the Bank's model utilities a rolling 6-month and 12-month base, such unforeseen losses are incorporated into the model as they occur and allowances are adjusted accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Allowances for Losses."

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

Beginning October 1, 1994, the Bank has been providing additional general valuation allowances, which are equal to, or exceed, the net earnings generated by the development and sale of land in the Communities. See "Managements' Discussion and Analyses of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Allowances for Losses."

REO is carried at the lower of cost or fair value, less selling costs. To date, sales of REO, non-residential mortgage loans and loans classified as investments in real estate have resulted in no material additional aggregate loss to the Bank above the amounts already reserved. However, these results do not necessarily assure that the Bank will not suffer losses in the future beyond its level of allowances.

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

The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The Bank believes that its levels of general valuation allowances at September 30, 1997 comply with the guidelines.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 614 ATMs, including 189 ATMs located in grocery stores. The Bank also has the right to install ATMs in certain additional grocery stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. These ATMs and installation rights significantly enhance the Bank's position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the regional "HONOR"(R) ATM network which offers over 250,000 locations worldwide. The Bank is also a member of the "PLUS"(R) ATM network, which offers over 368,000 locations worldwide.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 33.9% of the Bank's deposits at September 30, 1997 were obtained from depositors residing outside of Maryland, with approximately 14.5% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

DEPOSIT ANALYSIS
(Dollars in thousands)

                                                                    September 30,
                     ------------------------------------------------------------------------------------------------------------
                             1997                  1996                  1995                  1994                  1993
                     --------------------  --------------------  --------------------  --------------------  --------------------

                                    % of                  % of                  % of                  % of                  % of
                        Balance     Total     Balance     Total     Balance     Total     Balance     Total     Balance     Total
---------------------------------------------------------------------------------------------------------------------------------
Demand and NOW
     accounts        $  1,120,375   22.9%  $  1,007,902   24.2%  $    950,118   22.8%  $    918,227   22.9%  $    835,084   21.6%

Money market deposit
     accounts             983,016   20.1      1,002,688   24.1        984,257   23.7      1,104,730   27.6      1,196,690   30.9

Statement savings
     accounts             907,141   18.5        881,285   21.2        872,366   21.0      1,201,141   30.0        941,289   24.3

Jumbo certificate
     accounts             358,737    7.3        125,847    3.0        219,304    5.3         85,110    2.1         56,218    1.5

Other certificate
     accounts           1,445,416   29.6      1,077,828   25.9      1,072,196   25.8        641,857   16.0        790,465   20.4

Other deposit
     accounts              79,071    1.6         68,487    1.6         61,011    1.4         57,696    1.4         50,277    1.3
                     ------------- ------  ------------- ------  ------------- ------  ------------- ------  --------------------

   Total deposits    $  4,893,756  100.0%  $  4,164,037  100.0%  $  4,159,252  100.0%  $  4,008,761  100.0%  $  3,870,023  100.0%
                     ============= ======  ============= ======  ============= ======  ============= ======  ============= ======

----------------------------------------------------------------------------------------------------------------------------------

AVERAGE COST OF DEPOSITS

                                         Year Ended September 30,
                     ----------------------------------------------------------------
                             1997                  1996                  1995
                     --------------------  --------------------  --------------------
Demand and NOW
  accounts                   2.47%                 2.73%                 2.86%
Money market accounts        3.90%                 3.87%                 3.96%
Statement savings and
   other deposit
   accounts                  3.39%                 3.38%                 3.35%
Certificate accounts         5.29%                 5.48%                 5.17%


Total deposit accounts       3.95%                 4.02%                 3.88%
                           ========              ========              ========

The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have become increasingly responsive to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. At September 30, 1997, the Bank had $378.8 million in brokered deposits which the Bank began accepting in fiscal 1997 as a way to diversify the Bank's funding sources. However, the Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding. Under FDIC regulations, the Bank is permitted to accept brokered deposits as long as it meets the capital standards established for "well-capitalized" institutions or with a waiver from the FDIC, "adequately-capitalized" institutions, under the prompt corrective action regulations.

The following table sets forth Chevy Chase's deposit flows during the periods indicated.



                                                   Deposit Flows
                                              Year Ended September 30,
                                ----------------------------------------------
                                                 (In thousands)
                                    1997              1996            1995
                                ------------      ------------    ------------
      Deposits                  $ 18,915,801      $ 15,312,125    $ 14,086,575
      Withdrawals from accounts  (18,348,494)      (15,475,215)    (14,089,444)
                                ------------      ------------    ------------
      Net cash to (from)
        accounts                     567,307          (163,090)         (2,869)

      Interest credited to
        accounts                     162,412           167,875         153,360
                                ------------      ------------    ------------
      Net increase in
        deposit balances        $    729,719      $      4,785    $    150,491
                                ============      ============    ============


Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1997 which will mature during the fiscal years indicated.

WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS
As of September 30, 1997
(Dollars in thousands)

                   Demand, NOW
                 and Money Market          Statement          Passbook and Other       Certificate
                 Deposit Accounts       Savings Accounts        Core Accounts            Accounts                Total
               ---------------------  ---------------------  --------------------- ---------------------  ---------------------

Maturing During            Weighted               Weighted               Weighted               Weighted               Weighted
 Year Ending               Average                Average                Average                Average                Average
September 30,     Amount    Rate        Amount    Rate         Amount    Rate         Amount    Rate         Amount    Rate
-------------- ----------- ---------  ----------- ---------  ----------- --------- ------------ --------  -----------  --------
    1998       $ 2,103,391    2.90%   $  907,141     3.48%   $   79,071     2.97%  $ 1,514,252    5.53%   $ 4,603,855     3.88%

    1999              -       -             -        -             -        -          139,458     5.28       139,458     5.28

    2000              -       -             -        -             -        -          104,298     6.51       104,298     6.51

    2001              -       -             -        -             -        -           19,459     5.52        19,459     5.52

    2002              -       -             -        -             -        -           26,686     5.81        26,686     5.81


               -----------            -----------            -----------           ------------           -----------

    Total      $ 2,103,391    2.90%   $ 907,141      3.48%   $  79,071      2.97%  $ 1,804,153     5.57%  $ 4,893,756     3.99%
               ===========            ===========            ===========           ============           ===========

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1997.


 Year Ending                                              Weighted
September 30,                         Amount            Average Rate
--------------                      -----------         ------------

      1998                          $   620,291            5.88%
      1999                                9,676            5.57%
      2000                               12,984            6.72%
      2001                                1,573            5.50%
      2002                                2,905            5.70%
                                    -----------
     Total                          $   647,429            5.69%
                                    ===========            =====

The following table represents the amounts of deposits by various interest rate categories as of September 30, 1997 maturing during the fiscal years indicated.

MATURITIES OF DEPOSITS BY INTEREST RATES
As of September 30, 1997
(In thousands)

                                                   Accounts Maturing During Year Ending September 30,
                       -----------------------------------------------------------------------------------------------------------

    Interest Rate            1998              1999              2000              2001              2002               Total
--------------------   ---------------   ---------------    --------------    --------------    --------------     ---------------
Demand deposits (0%)   $      215,678    $        -         $       -         $       -         $       -          $      215,678

0.01% to 1.99%                    260             -                 -                 -                 -                     260

2.00% to 2.99%                936,652             -                 -                 -                 -                 936,652

3.00% to 3.99%              1,242,652             -                 -                 -                 -               1,242,652

4.00% to 4.99%                839,225            21,385             1,250               429             -                 862,289

5.00% to 5.99%              1,076,537           109,836            16,753            19,006            12,644           1,234,776

6.00% to 7.99%                292,817             8,237            86,295                24            14,042             401,415

8.00% to 9.99%                     34                               -                 -                 -                      34
                       ---------------   ---------------    --------------    --------------    --------------     ---------------

     Total             $    4,603,855    $      139,458     $     104,298     $      19,459     $      26,686      $    4,893,756
                       ===============   ===============    ==============    ==============    ==============     ===============

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon the financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit or borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The Bank had outstanding FHLB advances of $188.5 million at September 30, 1997.

From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $2.6 million at September 30, 1997.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.


                                                        September 30,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
                                                   (Dollars in thousands)
Securities sold under repurchase agreements:
   Balance at year-end                          $  2,606           $576,823


   Average amount outstanding at any
   month-end                                     483,076             59,687


   Maximum amount outstanding at any
   month-end                                     946,090             576,823


   Weighted average interest rate during
   the year                                         5.48%               5.50%


   Weighted average interest rate on
   year-end balances                               5.35%               5.41%

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

SUBSIDIARIES

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1997, 2.0% and 3.0% of the Bank's assets was equal to $121.9 million and $182.9 million, respectively, and the Bank had $9.3 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

The Bank is required to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary. With prior written approval from the OTS, the Bank may also establish operating subsidiaries to engage in any activities in which the Bank may engage directly. The Bank engages in a variety of other activities through its subsidiaries, including those described below.

Real Estate Development Activities. Manor Investment Company ("Manor") was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the two remaining properties it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a subsidiary of Chevy Chase Financial Services Corporation ("CCFS"), a wholly-owned subsidiary of Chevy Chase. Chevy Chase Securities, Inc. is a licensed broker-dealer, selling securities on a retail basis to the general public, including customers and depositors of the Bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., a subsidiary of CCFS, is a licensed insurance broker offering a variety of "personal line" insurance programs in the property and casualty field (primarily homeowner and automobile insurance) and in the life insurance field (primarily mortgage and credit card life and disability programs).

Special Purpose Subsidiaries. At September 30, 1997, Chevy Chase Real Estate Corporation ("CCRC"), a subsidiary of Chevy Chase, held 100% of the common stock of 25 subsidiaries (14 of which are active) that were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the subsidiaries was $131.8 million at September 30, 1997. The Bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B.F. Saul Mortgage Company ("BFSMC"). See "Lending Activities". CCB Holding Corporation ("CCBH") is a Delaware corporation created by the Bank as an operating subsidiary in September 1994 in connection with its asset securitization activities. CCBH owns certain certificates issued by two credit card trusts formed by the Bank and certain other related assets. Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending. Chevy Chase Preferred Capital Corporation was formed as an operating subsidiary to issue the REIT Preferred Stock.

On November 12, 1997, a newly formed operating subsidiary of the Bank acquired ASB Capital Management, Inc. through which the Bank will offer investment, management and fiduciary services to primarily institutional customers.

EMPLOYEES

The Bank and its subsidiaries had 3,424 full-time and 776 part-time employees at September 30, 1997. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage and credit card loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans and the annual fee on credit card loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. See "Executive Compensation" for a discussion of certain compensation programs available to the Bank's executive officers. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

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

The Bank's major competition historically has come from local depository institutions, but deregulation of the financial services industry and changing market demands in recent years have eroded distinctions between providers of financial services. In addition, both depository and non-depository institutions have greater nationwide access to attractive markets, such as the Washington, D.C. area, than they have had in past years. Chevy Chase now competes with regional financial institutions and national providers of investment alternatives, as well as with a number of large money center and regional banks that have acquired institutions in the area.

The Bank estimates that it competes principally with approximately eight depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The Bank also competes with such institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share (approximately 20.9%) of deposits in Montgomery County, Maryland, and ranked third in market share of deposits in Prince George's County, Maryland at June 30, 1996. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

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

BANKING

At September 30, 1997, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland, and 5202 President's Court, Frederick, Maryland; its office facilities at 7700 Old Georgetown Road, Bethesda, Maryland; and 128 full-service offices located in Maryland, Virginia and the District of Columbia. On that date, the Bank owned the building and land for 24 of its branch offices and leased its remaining 104 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from 1998 to 2019 and the ground leases have terms expiring from 2029 to 2080. See Note 16 to the Consolidated Financial Statements in this report for lease expense and commitments. As of November, 1997, the Bank has received OTS approval to open four branches and is awaiting OTS approval to open another two branches. The branches, two in Virginia, two in Maryland and two in the District of Columbia, are scheduled to open during fiscal 1998.

As of November 1997, the Bank has received OTS approval to open four branches and is awaiting OTS approval to open another two branches. The branches, two in Virginia, two in Maryland and two in the District of Columbia, are scheduled to open during fiscal 1998.

The following table sets forth the location of the Bank's 128 full-service offices at September 30, 1997.

        1 Catoctin Circle                 14245-R Centreville Square
        Leesburg, VA  22075               Centreville, VA  20121

        8201 Greensboro Drive             1100 W. Broad Street
        McLean, VA  22102                 Falls Church, VA  22046

        234 Maple Avenue East             3941 Pickett Road
        McLean, VA  22180                 Fairfax, VA  22031

        8436 Old Keene Mill Road          1439 Chain Bridge Road
        Springfield, VA  22152            McLean, VA  22101

        75 West Lee Highway               8120 Sudley Road
        Warrenton, VA  22186              Manassas, VA  22110

        6367 Seven Corners Center         1100 S. Hayes Street
        Falls Church, VA  22044           Arlington, VA  22202

        11800 Sunrise Valley              13344-A Franklin Farms
        Drive                             Road
        Reston, VA  22091                 Herndon, VA  22071

        2952-H Chain Bridge Road          20970 Southbanks Street
        Oakton, VA  22124                 Sterling, VA  20165

        6756 Richmond Highway             21800 Towncenter Plaza
        Alexandria, VA  22306             Sterling, VA  20164

        5613 Stone Road                   7030 Little River Turnpike
        Centreville, VA  22020            Annandale, VA 22003

        44151 Ashburn Village Way         3095 Nutley Street
        Ashburn, VA 22011                 Fairfax, VA  22031

        3690-A King Street                4700 Lee Highway
        Alexandria, VA  22302             Arlington, VA  22207

        6609 Springfield Mall             5851 Crossroads Center Way
        Springfield, VA  22150            Falls Church, VA  22041

        500 South Washington
        Street                            7340 Westlake Terrace
        Alexandria, VA  22314             Bethesda, MD  20817

        3499 S. Jefferson Street          11261 New Hampshire Avenue
        Baileys Crossroads, VA            Silver Spring, MD  20904
        22041

        6025-A Burke Town Center
        Parkway                           1327 Lamberton Drive
        Burke, VA  22015                  Silver Spring, MD  20902

        3046 Gatehouse Plaza              1609-B Rockville Pike
        Falls Church, VA  22042           Rockville, MD  20852

        7935 L Tysons Corner
        Center                            2215 Bel Pre Road
        McLean, VA  22102                 Wheaton, MD  20906

        1621 B Crystal Square             2807 University Boulevard
        Arcade                            West
        Arlington, VA  22202              Kensington, MD  20895

        1100 Wilson Boulevard             11301 Rockville Pike
        Arlington, VA  22209              Kensington, MD 20895

        5230-A Port Royal Road            7500 Old Georgetown Road
        Springfield, VA  22151            Bethesda, MD  20814

        4299 Merchant Plaza               26001 Ridge Road
        Woodbridge, VA  22192             Damascus, MD 20872

        8628 Richmond Highway             5370 Westbard Avenue
        Alexandria, VA  22309             Bethesda, MD 20816

        11874 Spectrum Center             3601 St. Barnabas Road
        Reston, VA  20190                 Silver Hill, MD 20746

        46160 Potomac Run Plaza           17831 Georgia Avenue
        Sterling, VA  20164               Olney, MD  20832

        8401 Connecticut Avenue           6107 Greenbelt Road
        Chevy Chase, MD  20815            Berwyn Heights, MD  20740

        5424 Western Avenue               4 Bureau Drive
        Chevy Chase, MD  20815            Gaithersburg, MD  20878

        13641 Connecticut Avenue          19610 Club House Road
        Wheaton, MD  20906                Gaithersburg, MD  20879

        8315 Georgia Avenue               812 Muddy Branch Road
        Silver Spring, MD  20910          Gaithersburg, MD  20878

        4701 Sangamore Road               10211 River Road
        Bethesda, MD  20816               Potomac, MD  20854

        Landover Mall                     12331-C Georgia Avenue
        Landover, MD  20785               Wheaton, MD 20906

        11325 Seven Locks Road            14113 Baltimore Avenue
        Potomac, MD  20854                Laurel, MD  20707

        6200 Annapolis Road               7290-A Cradlerock Way
        Landover Hills, MD  20784         Columbia, MD  21045

        33 West Franklin Street           1151 Maryland Route 3 North
        Hagerstown, MD  21740             Gambrills, MD  21054

        6400 Belcrest Road                12228 Viers Mill Road
        Hyattsville, MD  20782            Silver Spring, MD  20906

        8740 Arliss Street                317 Kentlands Boulevard
        Silver Spring, MD  20901          Gaithersburg, MD  20878

        2409 Wootton Parkway              215 N. Washington Street
        Rockville, MD  20850              Rockville, MD  20850

        8889 Woodyard Road                1336 Crain Highway South
        Clinton, MD  20735                Mitchellville, MD  20716

        1181 University Boulevard         543 Ritchie Highway
        Langley Park, MD  20783           Severna Park, MD  21146

        12921 Wisteria Drive              4745 Dorsey Hall Drive
        Germantown, MD  20874             Ellicott City, MD  21042

        1009 West Patrick Street          1130 Smallwood Drive
        Frederick, MD  21701              Waldorf, MD  20603

        7937 Ritchie Highway              10800 Baltimore Avenue
        Glen Burnie, MD  21061            Beltsville, MD  20705

        19781-83 Frederick Road           1040 Largo Center Drive
        Germantown, MD  20876             Landover, MD  20785

        16827 Crabbs Branch Way           6335 Marlboro Pike
        Rockville, MD  20855              District Heights, MD  20747

        2331-A Forest Drive               7530 Annapolis Road
        Annapolis, MD 21401               Lanham, MD  20784

        15460 Annapolis Road              11241 Georgia Avenue
        Bowie, MD  20715                  Wheaton, MD  20902

        20000 Goshen Road                 13484 New Hampshire Avenue
        Gaithersburg, MD  20879           Silver Spring, MD  20904

        12097 Rockville Pike              2401 Cleanleigh Drive
        Rockville, MD  20852              Baltimore, MD  21234

        10159 New Hampshire
        Avenue                            7101 Democracy Boulevard
        Hillandale, MD  20903             Bethesda, MD  20814

        6264 Central Avenue               4825 Cordell Avenue
        Seat Pleasant, MD 20743           Bethesda, MD  20814

        7700 Old Georgetown Road          7515 Greenbelt Road
        Bethesda, MD  20814               Greenbelt, MD  20770

        15777 Columbia Pike               2722 N. Salisbury Boulevard
        Burtonsville, MD  20866           Salisbury, MD  21801

        18104 Town Center Drive           509 N. Frederick Avenue
        Olney, MD  20832                  Gaithersburg, MD  20877

        6197 Oxon Hill Road               504 Ridgeville Boulevard
        Oxon Hill, MD  20745              Mt. Airy, MD  21771

        10821 Connecticut Avenue          5823 Eastern Avenue
        Kensington, MD  20895             Chillum, MD  20782

        18006 Mateny Road                 3355 Corridor Market Place
        Germantown, MD  20874             Laurel, MD  20724

        7406 Baltimore Avenue             4860 Massachusetts Avenue, NW
        College Park, MD  20740           Washington, DC  20016

        10400 Old Georgetown Road         4000 Wisconsin Avenue, NW
        Bethesda, MD  20814               Washington, DC  20016

        980 E. Swan Creek Road            210 Michigan Avenue, NE
        Fort Washington, MD  20744        Washington, DC  20017

        115 University Boulevard West     4455 Connecticut Avenue, NW
        Silver Spring, MD  20901          Washington, DC  20008

        3828 International Drive          2831 Alabama Avenue, SE
        Silver Spring, MD  20906          Washington, DC  20020

        9707 Old Georgetown Road          1800 M Street, NW
        Bethesda, MD  20814               Washington, DC  20036

        3400 Crain Highway                1545 Wisconsin Avenue, NW
        Bowie, MD  20716                  Washington, DC  20007

        5714 Connecticut Avenue, NW       1717 Pennsylvania Avenue, NW
        Washington, DC  20015             Washington, DC  20006

At September 30, 1997, the net book value of the Bank's office facilities (including leasehold improvements) was $193.9 million. See Note 15 to the Consolidated Financial Statements in this report.

During fiscal 1997, the Bank completed the construction of a facility in Frederick, Maryland and consolidated the Bank's employees and operations in that area. At September 30, 1997, the Bank had invested $4.0 million in the land and $27.4 million for capital expenditures relating to this facility.

During fiscal 1995, the Bank transferred an office building, which was previously classified as real estate held for investment, to property and equipment and the Bank began to occupy a portion of the building during fiscal 1996 in order to satisfy its need for additional office space.

In fiscal 1991, the Bank purchased an office building and the underlying land in downtown Washington, D.C. with plans to establish a deposit branch office and a trust office in the building. Although the Bank has no current plans to establish a trust office there, it is currently seeking OTS approval to establish a branch in the building during fiscal 1998.

The Bank owns additional assets, including furniture and data processing equipment. At September 30, 1997, these other assets had a net book value of $79.6 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Such leases have month-to-month or year-to-year terms.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Trust is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties, and certain employment claims. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest (the "Common Shares"). At December 5, 1997, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                             SELECTED FINANCIAL DATA

===================================================================================================================================

                                                                                   Year Ended September 30
                                                           ------------------------------------------------------------------------

(In thousands, except  per share amounts and other data)       1997           1996          1995           1994          1993
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                        $ 84,569       $ 76,839      $ 77,285       $ 66,044      $ 93,245
Operating expenses                                               108,601        104,321       109,971        102,087       137,256
Equity in earnings (losses) of partnership investments             4,150          3,374         3,681          1,738          (668)
Gain (loss) on sales of property                                     895            (68)        1,664             --           184
                                                           ------------------------------------------------------------------------
Real estate operating loss                                       (18,987)       (24,176)      (27,341)       (34,305)      (44,495)
                                                           ------------------------------------------------------------------------

Banking:
Interest income                                                  450,480        387,511       365,315        334,464       348,814
Interest expense                                                 239,815        188,836       189,114        165,544       167,518
                                                           ------------------------------------------------------------------------
Net interest income                                              210,665        198,675       176,201        168,920       181,296
Provision for loan losses                                       (125,115)      (115,740)      (54,979)       (29,222)      (60,372)
                                                           ------------------------------------------------------------------------
Net interest income after provision for loan losses               85,550         82,935       121,222        139,698       120,924
                                                           ------------------------------------------------------------------------
Other income:
    Credit card, loan servicing and deposit service fees         327,091        324,804       218,572        111,279        91,216
    Earnings (loss) on real estate held for investment or
     sale, net                                                   (18,688)       (24,413)       (5,549)           835       (12,722)
    Gain on sales of assets                                       75,025         24,400        12,282         32,217        40,270
    Net unrealized gain on valuation of interest-only
     strips                                                        6,976             --            --             --            --
    Other                                                         22,573         19,713         7,320         15,718        11,989
                                                           ------------------------------------------------------------------------
Total other income                                               412,977        344,504       232,625        160,049       130,753
                                                           ------------------------------------------------------------------------
Operating expenses                                               418,346        381,328       298,164        246,560       187,828
                                                           ------------------------------------------------------------------------
Banking operating income                                          80,181         46,111        55,683         53,187        63,849
                                                           ------------------------------------------------------------------------

Total Company:
Operating income before income taxes,                             61,194         21,935        28,342         18,882        19,354
    extraordinary items, cumulative effect of change in
    accounting principle, and minority interest
Provision for income taxes                                        12,810          8,301         2,021          7,025        11,703
                                                           ------------------------------------------------------------------------
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                             48,384         13,634        26,321         11,857         7,651
Extraordinary items:
    Adjustment for tax benefit of operating loss
        carryovers                                                    --             --            --             --         7,738
    Loss on early extinguishment of debt, net of taxes                --             --            --        (11,315)           --
                                                           ------------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle and minority interest                    48,384         13,634        26,321            542        15,389
Cumulative effect of change in accounting principle                   --             --            --         36,260            --
                                                           ------------------------------------------------------------------------
Income before minority interest                                   48,384         13,634        26,321         36,802        15,389
Minority interest held by affiliates                              (6,848)        (3,962)       (5,721)        (3,963)       (6,582)
Minority interest -- other                                       (22,676)        (9,750)       (9,750)        (9,750)       (4,334)
                                                           ------------------------------------------------------------------------
Total company net income (loss)                                 $ 18,860          $ (78)     $ 10,850       $ 23,089       $ 4,473
                                                           ========================================================================

Net income (loss) available to common shareholders              $ 13,442       $ (5,498)      $ 5,430       $ 17,669        $ (947)

Net income (loss) per common share:
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                            $  8.90         $ 1.70        $ 4.33         $ 1.33        $ 0.46
Extraordinary items:
    Adjustment for tax benefit of operating loss
        carryovers                                                 --             --            --             --             1.60
    Loss on early extinguishment of debt, net of taxes             --             --            --             (2.34)        --
                                                           ------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                      8.90           1.70          4.33          (1.01)         2.06
Cumulative effect of change in accounting principle                --             --            --              7.51         --
                                                           ------------------------------------------------------------------------
Income before minority interest                                    10.03           1.70          4.33           6.50          2.06
Minority interest held by affiliates                               (1.42)         (0.82)        (1.19)         (0.82)        (1.36)
Minority interest -- other                                         (4.70)         (2.02)        (2.02)         (2.02)        (0.90)
                                                           ------------------------------------------------------------------------
Total company net income (loss)                                   $ 2.78        $ (1.14)       $ 1.12         $ 3.66       $ (0.20)
                                                           ========================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

                             SELECTED FINANCIAL DATA
                                   (Continued)
==================================================================================================================================

                                                                                  Year Ended September 30
                                                          ------------------------------------------------------------------------

(In thousands, except  per share amounts and other data)      1997           1996          1995           1994          1993
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Assets:
Real estate assets                                            $ 300,573      $ 294,503     $ 313,412      $ 327,739     $ 220,556
    Income-producing properties, net                            156,535        156,115       163,787        159,529       162,356
    Land parcels                                                 42,160         41,580        38,458         38,455        38,411
Banking assets                                                6,057,413      5,693,074     4,911,536      4,666,298     4,872,771
Total company assets                                          6,357,986      5,987,577     5,224,948      4,994,037     5,093,327

Liabilities:
Real estate liabilities                                         590,910        578,092       555,814        558,109       450,153
    Mortgage notes payable                                      180,204        173,345       184,502        185,730       264,776
    Notes payable - secured                                     175,000        177,500       175,500        175,000            --
    Notes payable - unsecured                                    46,633         42,367        41,057         40,288        38,661
Banking liabilities                                           5,582,167      5,388,444     4,619,451      4,413,832     4,634,001
Minority interest held by affiliates                             51,388         46,065        43,556         35,632        34,495
Minority interest - other                                       218,306         74,307        74,307         74,307        74,307
Total company liabilities                                     6,442,771      6,086,908     5,293,128      5,081,880     5,192,956

Shareholders' deficit                                           (84,785)       (99,331)      (68,180)       (87,843)      (99,629)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                                 $ 6,911        $ 9,032       $ 4,324      $ (10,859)     $ (3,149)
    Banking                                                   2,358,691      1,739,505     2,088,022      2,218,262     1,137,686
                                                          ------------------------------------------------------------------------
Total Company                                                 2,365,602      1,748,537     2,092,346      2,207,403     1,134,537
                                                          ------------------------------------------------------------------------

Net cash flows provided by (used in) investing activities:
    Real estate                                                 (11,664)        (4,907)      (17,143)       (29,118)       (2,999)
    Banking                                                  (2,266,569)    (2,559,381)   (2,261,803)    (1,777,281)     (879,178)
                                                          ------------------------------------------------------------------------
Total Company                                                (2,278,233)    (2,564,288)   (2,278,946)    (1,806,399)     (882,177)
                                                          ------------------------------------------------------------------------

Net cash flows provided by (used in) financing activities:
    Real estate                                                   7,485         (5,964)         (271)        75,723         3,230
    Banking                                                     293,344        727,019       160,966       (260,094)     (190,850)
                                                          ------------------------------------------------------------------------
Total Company                                                   300,829        721,055       160,695       (184,371)     (187,620)
                                                          ------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            388,198        (94,696)      (25,905)       216,633        64,740
----------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                 10              9            10              9             9
    Number of guest rooms                                         2,370          2,261         2,608          2,415         2,356
    Average occupancy                                                70%            68%           67%            62%           68%
    Average room rate                                             $72.21         $68.79        $60.82         $57.57        $54.02
Shopping centers:
    Number of properties                                            N/A            N/A           N/A            N/A            23
    Leasable area (square feet)                                     N/A            N/A           N/A            N/A     4,408,000
    Average occupancy                                               N/A            N/A           N/A            N/A            95%
Office properties:
    Number of properties (1)                                          8              8             9              9            10
    Leasable area (square feet) (1)                           1,308,000      1,308,000     1,368,000      1,363,000     1,537,000
    Leasing percentages (1)                                          99%            93%           84%            93%           85%
Land parcels:
    Number of parcels                                                10              9            10             10            12
    Total acreage                                                   439            446           433            433         1,496

(1) Includes Dulles South Office Building which is owned
    by a subsidiary in which the Trust has a 50% interest.
----------------------------------------------------------------------------------------------------------------------------------

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at September 30, 1997 consisted primarily of hotels, office and industrial projects, and land parcels. See "Business - Real Estate - Real Estate Investments." In the first quarter of fiscal 1997, the Real Estate Trust purchased a 115-room Holiday Inn Express in Herndon, Virginia. In the last quarter of fiscal 1997, the Real Estate Trust sold its purchase-leaseback property in Casper, Wyoming.

Office space in the Real Estate Trust's office property portfolio was 99% leased at September 30, 1997, compared to a leasing rate of 93% at September 30, 1996. At September 30, 1997, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.3 million square feet, of which 277,000 square feet (21.2%) and 279,000 square feet (21.3%) are subject to leases whose terms expire in fiscal 1998 and fiscal 1999, respectively.

Overall, the hotel portfolio experienced an average occupancy rate of 70% and average room rate of $72.21 during the year ended September 30, 1997. For the eight hotels owned by the Real Estate Trust throughout fiscal 1997 and fiscal 1996, the average occupancy rates were 69% and 68%, respectively, and the average room rates were $70.41 and $66.98, respectively. Five of these hotels registered improved occupancies and six registered higher average room rates in the current fiscal year.

BANKING

General. The Bank recorded operating income of $80.2 million during fiscal 1997, compared to operating income of $46.1 million in fiscal 1996. The increase in income for fiscal 1997 was primarily attributable to a $68.5 million increase in other (non-interest) income and an $11.9 million increase in net interest income before provision for loan losses, the effect of which was partially offset by a $9.4 million increase in the provision for loan losses and a $37.0 million increase in operating (non-interest) expense. See "Results of Operations."

Gain on sales of loans of $73.8 million, which increased 217.6% over fiscal 1996, was a large component of the Bank's non-interest income during the current year and resulted primarily from the Bank's securitization activity. During fiscal 1997, the Bank securitized and sold $2.4 billion of receivables, of which $1.1 billion, $286.4 million, $938.9 million and $224.1 million, related to securitizations and sales of credit card, home equity, automobile and home loan receivables, respectively, and recognized gains of $33.1 million, $11.8 million, $26.9 million and $10.0 million, respectively. In addition, the Bank securitized and sold $144.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. See Note C and Note 14 to the Consolidated Financial Statements in this report. See "Liquidity."

Real estate owned, net of valuation allowances, declined 24.4% during fiscal 1997 to $90.7 million at September 30, 1997, from $119.9 million at September 30, 1996. This reduction was primarily due to sales in the Communities and other residential properties and additional valuation allowances. See "REO."

During fiscal 1997, the Bank experienced a decline in the performance of its credit card portfolio which resulted in increased delinquent amounts and net charge-offs recorded for the year and reflects the trends that are affecting the credit card industry as a whole. See "Business - Lending Activities - Credit Card Lending" and "Asset Quality - Allowances for Losses."

At September 30, 1997, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.96%, 6.96%, 7.24% and 13.50%, respectively. The Bank's capital ratios exceeded the requirements under FIRREA as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to FDICIA. See "Capital."

On December 3, 1996, the Bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008, the principal amount of which is includable in the Bank's supplementary capital. In addition, on December 3, 1996, the REIT Subsidiary sold $150 million of REIT Preferred Stock, which is eligible for inclusion as core capital of the Bank in an amount up to 25% of the Bank's total core capital. Minority interest in the amount of $12.9 million was recorded during fiscal 1997 as a reduction to net income.

On November 12, 1997 the Bank purchased ASB Capital Management, Inc. ("ASB"), a wholly-owned subsidiary of NationsBank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the Bank will provide a variety of investment products and fiduciary services to a primarily institutional customer base. The Bank anticipates that the acquisition will provide an additional source of fee-based revenues. Although the acquisition generated additional goodwill which reduced the Bank's regulatory capital levels, the Bank's capital levels immediately following the acquisition remained above the levels established for well-capitalized institutions.

During fiscal 1997, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the amount of $900 per share.

The Bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent annual examination of the Bank in June 1997.

Asset Quality. Non-Performing Assets. The Bank's level of non-performing assets continued to decline during fiscal 1997. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

NON-PERFORMING ASSETS AND PAST DUE CREDIT CARD LOANS
(Dollars in thousands)

                                                                                           September 30,
                                                                -------------------------------------------------------------------
                                                                    1997          1996          1995         1994          1993
                                                                ------------  ------------ ------------- ------------  ------------

Non-performing assets:
  Non-accrual loans:
    Residential                                                 $     9,617   $     8,200  $      8,593  $     8,306   $     9,108
    Commercial real estate and multifamily                               --            --           194           --            --
                                                                ------------  ------------ ------------- ------------  ------------
      Total non-accrual real estate loans                             9,617         8,200         8,787        8,306         9,108
    Credit card  (1)                                                     --        25,350        18,569       16,229        20,557
    Consumer and other                                                4,226         1,239           595          498           314
                                                                ------------  ------------ ------------- ------------  ------------
      Total non-accrual loans (2)                                    13,843        34,789        27,951       25,033        29,979
                                                                ------------  ------------ ------------- ------------  ------------

  Non-accrual real estate held for investment (2)                        --            --            --        8,915         8,898
                                                                ------------  ------------ ------------- ------------  ------------

  Real estate acquired in settlement of loans                       231,407       246,380       354,277      387,024       434,616
  Allowance for losses on real estate acquired in
     settlement of loans                                           (140,738)     (126,519)     (135,043)    (109,074)     (101,462)
                                                                ------------  ------------ ------------- ------------  ------------
    Real estate acquired in settlement of loans, net                 90,669       119,861       219,234      277,950       333,154
                                                                ------------  ------------ ------------- ------------  ------------

      Total non-performing assets                               $   104,512   $   154,650  $    247,185  $   311,898   $   372,031
                                                                ============  ============ ============= ============  ============

  Accruing credit card loans past due 90 days (3)               $    25,700            --            --           --            --

                                                                ============  ============ ============= ============  ============
Total non-performing assets and accruing credit card
     loans past due 90 days                                     $   130,212   $   154,650  $    247,185  $   311,898   $   372,031
                                                                ============  ============ ============= ============  ============

Allowance for losses on loans                                   $   105,679   $    95,523  $     60,496  $    50,205   $    68,040
Allowance for losses on real estate held for investment                 198           191           193        9,899        10,182
Allowance for losses on real estate acquired in settlement
     of loans                                                       140,738       126,519       135,043      109,074       101,462
                                                                ------------  ------------ ------------- ------------  ------------

  Total allowances for losses                                   $   246,615   $   222,233  $    195,732  $   169,178   $   179,684
                                                                ============  ============ ============= ============  ============

-----------------------------------------------------------------------------------------------------------------------------------
(1)  Effective June 30, 1997, the Bank no longer places credit card loans on non-accrual status.
(2)  Before deduction of allowances for losses.
(3)  Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of non-performing.

NON-PERFORMING ASSETS AND PAST DUE CREDIT CARD LOANS (CONTINUED)

                                                                                         September 30,
                                                               -------------------------------------------------------------------
                                                                   1997          1996          1995         1994          1993
                                                               ------------  ------------ ------------- ------------  ------------

Ratios:

Non-performing assets and credit card loans past due 90 days,
  net to total assets (1) (2)                                          0.40%         1.04%         3.80%        5.40%         5.97%

Allowance for losses on real estate loans to non-accrual
  real estate loans (3)                                              103.60%       134.44%       123.82%      169.58%       219.29%

Allowance for losses on consumer and other loans to
  non-accrual consumer and other loans (3)                           148.37%       388.86%       553.11%      319.28%       376.11%

Allowance for losses on loans to non-accrual loans (1) (3)           763.41%       274.58%       216.44%      200.56%       226.96%

Allowance for losses on loans to total loans receivable (4)            4.17%         2.81%         2.05%        1.97%         2.83%

-----------------------------------------------------------------------------------------------------------------------------------
(1) Prior to 1997, non-performing asset ratios do not include loans more than 90 days past due and still accruing.
(2) Non-performing assets is presented after all allowances for losses on loans and real estate held for investment or sale.
(3) Before deduction of allowances for losses.
(4) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

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

Effective June 30, 1997, the Bank conformed its reporting practices for credit card loans to that of most credit card issuers and excluded credit card loans from non-accrual loans and non-performing assets. Credit card loans are not placed on non-accrual status, but continue to accrue interest until the loan is either paid-off or charged-off.

Non-performing assets totaled $104.5 million, after valuation allowances on REO of $140.7 million, at September 30, 1997, compared to $154.7 million, after valuation allowances on REO of $126.5 million, at September 30, 1996. In addition to the valuation allowances on REO, the Bank maintained $1.4 million and $26.1 million of valuation allowances on its non-accrual loans at September 30, 1997, and September 30, 1996, respectively. The $50.2 million decrease in non-performing assets was comprised of a net decrease in REO of $29.2 million and a decrease in non-accrual loans of $21.0 million resulting from the change in the Bank's reporting practices.

Non-accrual Loans. The Bank's non-accrual loans totaled $13.8 million at September 30, 1997, compared to $34.8 million at September 30, 1996. At September 30, 1997, non-accrual loans consisted primarily of $9.6 million of non-accrual real estate loans and $4.2 million of non-accrual consumer and other loans. The $21.0 million decrease in non-accrual loans, from fiscal 1996 was primarily due to the change in reporting practices for credit card loans discussed above. Non-accrual credit card loans were $25.4 million at September 30, 1996.

At September 30, 1997, the Bank had $61.3 million of credit card loans classified for regulatory purposes as substandard, of which $47.8 million related to loans 90 days or more past due. The remainder ($13.5 million) related to accounts for which the customers have agreed to modified payment terms, but which were 30-89 days past due. All delinquent amounts are included in the table of delinquent loans under "Delinquent Loans."

REO. At September 30, 1997, the Bank's REO totaled $90.7 million, after valuation allowances on such assets of $140.7 million as set forth in the following table.

                                   Balance                   Balance
                       Number       Before        All         After      Percent
                         of        Valuation    Valuation    Valuation     of
                     Properties   Allowances   Allowances   Allowances   Total
                     ----------   ----------   ----------   ----------   ------
                                        (Dollars in thousands)
  Communities                5    $200,505     $132,907      $ 67,598     74.5%

  Residential ground         3       6,993        1,039         5,954      6.6%

  Commercial ground          7      20,999        6,792        14,207     15.7%

  Single-family
  residential
  properties                19       2,910         --           2,910      3.2%
                            --    --------     --------      --------    ------
    Total REO               34    $231,407     $140,738      $ 90,669    100.0%
                            ==    ========     ========      ========    ======

During fiscal 1997, REO decreased $29.2 million, which was attributable to $15.0 million of sales in the Communities and other residential properties, partially offset by additional capitalized costs, and $14.2 million of additional valuation allowances.

During fiscal 1997, the Bank received revenues of $36.3 million from dispositions of 245 residential lots or units in the Communities ($14.6 million), approximately 38 acres of commercial land in two of the Communities and one residential ground property ($15.5 million), a portion of commercial and residential ground properties ($0.6 million) and various single-family residential properties ($5.6 million).

At September 30, 1997, the Bank had executed contracts to sell two of the commercial ground properties and one of the residential ground properties at their aggregate book value of $6.1 million at that date.

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

The principal component of REO consists of the five Communities, four of which are under active development. At September 30, 1997, two of the active Communities had 2,330 remaining residential lots, of which 438 lots (18.8%) were under contract and pending settlement. Four of the active Communities had approximately 259 remaining acres of land designated for commercial use, of which 27.4 acres (10.6%) were under contract and pending settlement. In addition, at September 30, 1997, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,400 acres, in Loudoun County, Virginia, which is in the pre-development stage and was to be developed into approximately 6,200 residential units. At September 30, 1997, this property had a book value of $12.0 million, after valuation allowances.

The Bank has continued to make financing available to homebuilders, purchasers of retail ground and home purchasers in an attempt to facilitate sales of lots in the Communities. The following table presents, at the periods indicated, the outstanding balances of loans provided by the Bank (subsequent to its acquisition of title to the properties) to facilitate sales of lots in such Communities.


                                                Year Ended September 30,
                                         ------------------------------------
                                             1997         1996         1995
                                         -----------   ----------   ---------
                                                     (In thousands)

      Construction loans                   $ 36,504      $ 49,623     $12,615

      Single-family permanent loans (1)      20,598        43,297      50,096
                                         -----------   ----------   ---------
        Total                              $ 57,102      $ 92,920     $62,711
                                         ===========   ==========   =========
--------------------------
(1) Includes $4.0 million, $1.2 million and $2.3 million of loans classified as held for sale at September 30, 1997, September 30, 1996 and September 30, 1995, respectively.

The Bank anticipates that it will provide construction financing for a portion of the remaining unsold lot inventory in the Communities. The Bank also expects that it will provide permanent financing for a portion of the homes to be sold in the Communities. The Bank's current policy is to sell all such single-family loans for which it provides permanent financing. At September 30, 1997, $4.0 million of such loans are classified as held for sale and generally are expected to be sold in the first quarter of fiscal 1998.

In furtherance of its objective of facilitating sales, the Bank has continued development efforts in the Communities. The following table presents the net decrease in the balances of the five Communities for the periods indicated.

                                                Year Ended September 30,
                                        -------------------------------------
                                           1997          1996         1995
                                        -----------   ----------   ----------
                                                    (In thousands)

  Sales proceeds                           $ 34,318     $ 71,023     $ 65,211
  Development costs                          23,462       17,931       32,626
                                         ----------   ----------    ---------
    Net cash flow                            10,856       53,092       32,585

  Increase in reserves and
  other non-cash items
                                             16,656       13,870       16,884
                                         ----------   ----------    ---------
  Net decrease in balances of the
  Communities                              $ 27,512     $ 66,962     $ 49,469
                                         ==========   ==========    =========

The Bank currently anticipates that sales proceeds will continue to exceed development costs in future periods. In the event development costs exceed sales proceeds in future periods, the Bank believes that adequate funds will be available from its primary liquidity sources to fund such costs. See "Liquidity."

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. During fiscal 1997, the Bank capitalized interest in the amount of $2.2 million relating to its four active Communities.

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

At September 30, 1997, none of the Bank's assets were deemed by management to be potential problem assets. At September 30, 1996, potential problem assets totaled $5.9 million, before valuation allowances of $1.1 million. The decline in potential problem assets was primarily attributable to the improved status of one residential construction loan with a principal balance of $2.3 million following lot sales which reduced the principal balance of the loan.

Delinquent Loans. At September 30, 1997, delinquent loans totaled $84.6 million (or 3.5% of loans) compared to $51.6 million (or 1.6% of loans) at September 30, 1996. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1997.


                                       Principal Balance              Total
                            ------------------------------------       as a
                                              Non-                  Percentage
                            Mortgage        Mortgage                     of
                             Loans           Loans        Total       Loans(1)
                            -------         -------      -------    ----------
                                    (Dollars in thousands)

      Loans delinquent for:
      30-59 days            $ 6,095         $32,288      $38,383        1.6%
      60-89 days              2,378          18,091       20,469        0.8%
      90 days or more and
        still accruing         --            25,700       25,700        1.1%
                            -------         -------      -------        ----
        Total               $ 8,473         $76,079      $84,552        3.5%
                            =======         =======      =======        ====
------------------------
(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased to $8.5 million at September 30, 1997, from $5.9 million at September 30, 1996.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days increased to $50.4 million at September 30, 1997 from $45.7 million at September 30, 1996, and increased as a percentage of total non-mortgage loans outstanding to 3.6% at September 30, 1997 from 2.9% at September 30, 1996. The increased percentage of delinquent non-mortgage loans to total non-mortgage loans outstanding resulted primarily from the increase in delinquent credit card loans, which reflects the industry-wide decline in the performance of such loans in recent periods.

Non-mortgage loans delinquent 90 days or more and still accruing consists entirely of credit card loans. Effective June 30, 1997, the Bank conformed its reporting practices for credit card loans to that of most credit card issuers and continues to accrue interest until the loan is either paid or charged-off.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. In aggregate, troubled debt restructurings were $11.9 million and $13.6 million at September 30, 1997 and 1996, respectively.

At September 30, 1997, loans accounted for as troubled debt restructurings included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.2 million. The $1.8 million decrease in loans accounted for as troubled debt restructurings from September 30, 1996, was a result of net principal reductions. At September 30, 1997, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At September 30, 1997 and 1996, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS
(Dollars in thousands)

                                                                            Year Ended September 30,
                                                      ---------------------------------------------------------------------
                                                          1997          1996          1995          1994           1993
                                                      ------------  ------------  -------------  ------------  ------------
Balance at beginning of year                          $    95,523   $    60,496   $     50,205   $    68,040   $    78,818
                                                      ------------  ------------  -------------  ------------  ------------

Provision for loan losses                                 125,115       115,740         54,979        29,222        60,372
                                                      ------------  ------------  -------------  ------------  ------------

Increase due to acquisition of loans                          118            --             --            --            --
                                                      ------------  ------------  -------------  ------------  ------------

Charge-offs:
  Residential                                               1,014           867          1,174         1,641            45
  Commercial real estate and multifamily                       --            --             --           112           766
  Real estate construction and ground                          --            --          1,768         2,474         4,274
  Credit card                                             115,835        84,805         50,172        55,754        76,141
  Consumer and other                                        9,657         6,375          3,463         1,058         3,664
                                                      ------------  ------------  -------------  ------------  ------------
      Total charge-offs                                   126,506        92,047         56,577        61,039        84,890
                                                      ------------  ------------  -------------  ------------  ------------

Recoveries:
  Residential                                                  34            32             20            --            --
  Credit card                                              10,365        10,720         11,219        13,525        13,438
  Consumer and other                                        1,030           582            650           457           302
                                                      ------------  ------------  -------------  ------------  ------------
      Total recoveries                                     11,429        11,334         11,889        13,982        13,740
                                                      ------------  ------------  -------------  ------------  ------------

Charge-offs,  net of recoveries                           115,077        80,713         44,688        47,057        71,150
                                                      ------------  ------------  -------------  ------------  ------------

Balance at end of year                                $   105,679   $    95,523   $     60,496   $    50,205   $    68,040
                                                      ============  ============  =============  ============  ============

Provision for loan losses to average loans  (1)              3.50%         3.94%          1.85%         1.08%         2.83%
Net loan charge-offs to average loans (1)                    3.22%         2.75%          1.51%         1.74%         3.33%
Ending allowance for losses on loans to total
     loans (1) (2)                                           4.17%         2.81%          2.05%         1.97%         2.83%



---------------------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale and/or securitization.
(2) Before deduction of allowances.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE
(Dollars in thousands)

                                                                        September 30,
                           ------------------------------------------------------------------------------------------------------
                                  1997                  1996                  1995               1994                1993
                           -------------------- --------------------- ------------------ -------------------- -------------------
                                        Percent              Percent             Percent             Percent              Percent
                                          of                   of                  of                  of                   of
                                         Loans                Loans               Loans               Loans                Loans
                                          to                   to                  to                  to                   to
                                         Total                Total               Total               Total                Total
                             Amount      Loans    Amount      Loans    Amount     Loans   Amount      Loans    Amount      Loans
                           ------------ ------- ------------ ------- ----------- ------ ------------ ------- ------------ ------
Balance at end of year
     allocated to:

Single family residential  $       661    33.5% $       925   47.4%  $      929   47.3% $     1,384    53.7% $     4,235   53.6%

Home equity                        683     3.7          446    0.9          164    1.0          133     1.4          250    2.5

Commercial real estate
     and multifamily             7,705     2.1        8,398    2.3        8,523    2.9        8,506     3.3        9,606    3.9

Real estate construction
     and ground                    550     2.2        1,255    1.9        1,264    1.1        4,062     2.1        5,882    2.6

Commercial                         364     3.9          223    1.7           65    0.5          505     0.2                 0.2

Credit card                     89,446    42.6       79,681   33.1       46,325   34.4       34,530    25.5       46,886   31.4

Automobile                       3,080     8.6        3,965    8.8        3,226    8.1        1,085    11.4        1,181    4.4

Home improvement and
     related loans               2,415     2.0          229    2.8           --    3.8           --     1.5           --    0.3

Overdraft lines of credit
     and other consumer            775     1.4          401    1.1           --    0.9           --     0.9           --    1.1
                           ------------         ------------         -----------        ------------         ------------

    Total                  $   105,679          $    95,523          $   60,496         $    50,205          $    68,040
                           ============         ============         ===========        ============         ============

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF
REAL ESTATE HELD FOR INVESTMENT OR SALE
(In thousands)

                                                                    Year ended September 30,
                                            --------------------------------------------------------------------------
                                                1997           1996            1995           1994            1993
                                            ------------   ------------    ------------   ------------    ------------
Balance at beginning of year:
  Real estate held for investment           $       191    $       193     $     9,899    $    10,182     $    14,919
  Real estate held for sale                     126,519        135,043         109,074        101,462          94,125
                                            ------------   ------------    ------------   ------------    ------------
    Total                                       126,710        135,236         118,973        111,644         109,044
                                            ------------   ------------    ------------   ------------    ------------

Provision for real estate losses:
  Real estate held for investment                     7             (2)         (6,974)          (283)          1,470
  Real estate held for sale                      19,616         26,343          33,295         14,335          28,945
                                            ------------   ------------    ------------   ------------    ------------
    Total                                        19,623         26,341          26,321         14,052          30,415
                                            ------------   ------------    ------------   ------------    ------------

Charge-offs:
  Real estate held for investment:
    Commercial ground                                --             --           2,732             --              --
    Commercial construction                          --             --              --             --           6,207
                                            ------------   ------------    ------------   ------------    ------------
      Total                                          --             --           2,732             --           6,207
                                            ------------   ------------    ------------   ------------    ------------

  Real estate held for sale:
    Residential construction                         --             --           1,924            911              79
    Residential ground                            5,397         34,867             103             --             259
    Commercial ground                                --             --           2,827             --           1,353
    Commercial permanent                             --             --              --          5,812             761
    Commercial construction                          --             --           2,472             --          19,156
                                            ------------   ------------    ------------   ------------    ------------
      Total                                       5,397         34,867           7,326          6,723          21,608
                                            ------------   ------------    ------------   ------------    ------------

    Total charge-offs on real estate
       held for investment or sale                5,397         34,867          10,058          6,723          27,815
                                            ------------   ------------    ------------   ------------    ------------

Balance at end of year:
  Real estate held for investment                   198            191             193          9,899          10,182
  Real estate held for sale                     140,738        126,519         135,043        109,074         101,462
                                            ------------   ------------    ------------   ------------    ------------
    Total                                   $   140,936    $   126,710     $   135,236    $   118,973     $   111,644
                                            ============   ============    ============   ============    ============

COMPONENTS OF ALLOWANCE FOR LOSSES
ON REAL ESTATE HELD FOR INVESTMENT OR SALE
(In thousands)

                                                                          September 30,
                                            --------------------------------------------------------------------------
                                                1997           1996            1995           1994            1993
                                            ------------   ------------    ------------   ------------    ------------
Allowance for losses on real estate
     held for investment:
  Commercial real estate and multifamily    $        --    $        --     $        --    $     7,793     $     7,945
  Ground                                             --             --              --          1,975           1,972
  Other                                             198            191             193            131             265
                                            ------------   ------------    ------------   ------------    ------------
     Total                                          198            191             193          9,899          10,182
                                            ------------   ------------    ------------   ------------    ------------


Allowance for losses on real estate
     held for sale:
  Single family residential                          --            112             184             66             102
  Home equity                                        --              8               2              4              53
  Commercial real estate and multifamily             --             --              --            142           4,678
  Residential construction                           --             --              --          1,942           2,924
  Commercial construction                            --             --              --          1,216           1,387
  Ground                                        140,738        126,399         134,857        105,704          92,318
                                            ------------   ------------    ------------   ------------    ------------
     Total                                      140,738        126,519         135,043        109,074         101,462
                                            ------------   ------------    ------------   ------------    ------------

     Total allowance for losses on real
       estate held for investment or sale   $   140,936    $   126,710     $   135,236    $   118,973     $   111,644
                                            ============   ============    ============   ============    ============

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $24.4 million from the level at September 30, 1996, to $246.6 million at September 30, 1997. The $24.4 million increase was primarily attributable to increased valuation allowances on credit card loans and the Communities.

The following table shows valuation allowances for losses on performing and non-performing assets at the dates indicated.


                                                September 30, 1997
                                ---------------------------------------------
                                 Performing     Non-performing      Total
                                ------------   ---------------    -----------
                                                (In thousands)
Allowances for losses on:
 Loans:
    Real estate                 $     8,626    $          972     $    9,599
    Credit card                      89,446               --          89,446
    Consumer and other                6,212               423          6,634
                                ------------   ---------------    -----------
    Total allowance for losses
    and loans                       104,284             1,395        105,679
                                ------------   ---------------    -----------

    Real estate held for
    investment                          198               --             198

    Real estate held for sale           --            140,738        140,738
                                ------------   ---------------    -----------

    Total allowance for losses
    on real estate held for
    investment for sale
                                        198           140,738        140,936
                                ------------   ---------------    -----------

    Total allowance for losses  $   104,482    $      142,133     $  246,615
                                ============   ===============    ===========

                                                    September 30, 1996
                                      -----------------------------------------
                                      Performing    Non-performing     Total
                                      -----------   --------------   ----------
                                                    (In thousands)
Allowances for losses on:
 Loans:
    Real estate                       $    10,293   $          731   $   11,024
    Credit card                            54,331           25,350       79,681
    Consumer and other                      4,802               16        4,818
                                      -----------   --------------   ----------
    Total allowance for losses and
    loans
                                           69,426           26,097       95,523
                                      -----------   --------------   ----------

    Real estate held for investment           191             --            191

    Real estate held for sale                 --           126,519      126,519
                                      -----------   --------------   ----------

    Total allowance for losses on
    real estate held for investment
    for sale                                  191          126,519      126,710
                                      -----------   --------------   ----------

    Total allowance for losses        $    69,617   $      152,616   $  222,233
                                      ===========   ==============   ==========

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $150.5 million at September 30, 1997, which constituted 62.5% of total non-performing real estate assets, before valuation allowances. This amount represented a $12.8 million increase from the September 30, 1996 level of $137.7 million, or 54.1% of total non-performing real estate assets, before valuation allowances at that date.

During fiscal 1997, the Bank provided an additional $3.1 million of general valuation allowances pursuant to its policy of providing additional general valuation allowances which are equal to, or exceed, the amount of the net earnings generated by the development and sale of land in the Communities.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September 30, 1997 is in addition to approximately $50.5 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at September 30, 1997.

The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

Net charge-offs of credit card loans for fiscal 1997 were $105.5 million, compared to $74.1 million for fiscal 1996. The increase in net charge-offs generally reflects the trends that are affecting the credit card industry as a whole. Management has implemented more stringent underwriting and other lending policies designed to reduce such losses in future periods. The allowance at any balance sheet date relates only to receivable balances that exist as of that date. Because of the nature of a revolving credit card account, the cardholder may enter into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increase the outstanding balance of the account. Accordingly, charge-offs in any fiscal period relate both to balances and conditions or events that existed at the beginning of the period and to balances created during the period, and may therefore exceed the levels of valuation allowances established at the beginning of the fiscal period.

The allowance for losses on credit card loans increased to $89.4 million at September 30, 1997 from $79.7 million at September 30, 1996, primarily because of a $7.8 million increase in the provision for losses on such loans. The increase in the provision was primarily attributable to an unallocated allowance established by the Bank due to general uncertainties about future bankruptcies. Also contributing to the increase was the reclassification of allowances maintained for delinquent interest that were previously presented net of the credit card loan balance in the accompanying Consolidated Statement of Financial Condition, substantially all of which related to prior periods. The ratio of the allowance for such losses to outstanding credit card loans increased to 8.3%, at September 30, 1997, from 7.1% at September 30, 1996.

The allowance for losses on consumer and other loans (automobile, home improvement, overdraft lines of credit and other consumer loans) increased to $6.3 million at September 30, 1997 from $4.6 million at September 30, 1996, primarily because of the increased volume of consumer and other loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 157.0% and 1.7%, respectively, at September 30, 1997 compared to 388.9% and 1.0%, respectively, at September 30, 1996.

Asset and Liability Management. A key element of banking is the monitoring and management of liquidity risk and interest-rate risk. The process of planning and controlling asset and liability mix, volume and maturity to stabilize the net interest spread is referred to as asset and liability management. The objective of asset and liability management is to maximize the net interest yield within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

The Bank's assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability (including maturity, repricing frequency and interest caps) a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed "asset sensitive" and will tend to experience increased income and market value during periods of rising interest rates and declining income and value during periods of falling interest rates. Conversely, if the Bank's liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is termed "liability sensitive" and will tend to experience decreased income and market value during periods of rising interest rates and increased income and value during periods of falling interest rates.

The Bank is pursuing an asset-liability management strategy to control risk from changes in market interest rates principally by originating interest-sensitive loans for its portfolio. In furtherance of this strategy, the Bank emphasizes the origination and retention of ARMs, adjustable-rate home equity credit line loans and adjustable-rate credit card loans. At September 30, 1997, adjustable-rate loans accounted for 79.5% of total loans, of which 75.7% will adjust in one year or less.

In recent periods, the Bank's policy has generally been to sell all of its long-term fixed-rate mortgage production, thereby reducing its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. Gap analysis is a tool used by management to evaluate interest-rate risk which results from the difference between repricing and maturity characteristics of the Bank's assets and those of the liabilities that fund them. By analyzing these differences, management can attempt to estimate how changes in interest rates affect the Bank's future net interest income.

The Bank views control over interest rate sensitivity as a key element in its financial planning process and monitors interest rate sensitivity through its forecasting system. The Bank manages interest rate exposure and will narrow or widen its gap, depending on its perception of interest rate movements and the composition of its balance sheet. For the reasons discussed above, the Bank might take action to narrow its gap if it believes that market interest rates will experience a significant prolonged increase, and might widen its gap if it believes that market interest rates will decline or remain relatively stable.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1997, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

INTEREST RATE SENSITIVITY TABLE (GAP)
(Dollars in thousands)

                                                            More than      More than       More than
                                                            Six Months      One Year      Three Years
                                              Six Months     through        through        through       More than
                                               or Less       One Year      Three Years    Five Years     Five Years      Total
                                            ------------   ------------  -------------  ------------   ------------  -------------
As of September 30, 1997 Real estate loans:
  Adjustable-rate                           $   356,409    $   344,822   $     83,716   $     1,614    $       156   $    786,717
  Fixed-rate                                      8,307          2,843         15,354        16,875         12,452         55,831
  Loans held for sale                           102,749             --             --            --             --        102,749
  Home equity credit lines and second
     mortgages                                   52,688            801          2,787         2,222          8,190         66,688
Credit card and other                         1,087,804         35,795         93,842        60,085         23,157      1,300,683
Loans held for securitization and sale          220,000             --             --            --             --        220,000
Mortgage-backed securities                      745,171        689,014        223,036       124,444        204,042      1,985,707
Trading securities                                7,899             --             --            --             --          7,899
Other investments                               573,498             --          4,998            --             --        578,496
                                            ------------   ------------  -------------  ------------   ------------  -------------

  Total interest-earning assets               3,154,525      1,073,275        423,733       205,240        247,997      5,104,770
Total non-interest earning assets                    --             --             --            --        952,643        952,643
                                            ------------   ------------  -------------  ------------   ------------  -------------

  Total assets                              $ 3,154,525    $ 1,073,275   $    423,733   $   205,240    $ 1,200,640   $  6,057,413
                                            ============   ============  =============  ============   ============  =============

Deposits:
  Fixed maturity deposits                   $ 1,098,963    $   415,345   $    243,699   $    46,145    $        --   $  1,804,152
  NOW, statement and passbook accounts        1,408,525         42,209        140,581        95,683        203,911      1,890,909
  Money market deposit accounts                 983,016             --             --            --             --        983,016
Borrowings:
  Capital notes - subordinated                       --             --             --            --        250,000        250,000
  Other                                         227,493          1,476          4,357        21,274         15,751        270,351
                                            ------------   ------------  -------------  ------------   ------------  -------------
  Total interest-bearing liabilities          3,717,997        459,030        388,637       163,102        469,662      5,198,428
Total non-interest bearing liabilities               --             --             --            --        527,739        527,739
Stockholders' equity                                 --             --             --            --        331,246        331,246
                                            ------------   ------------  -------------  ------------   ------------  -------------
  Total liabilities & stockholders' equity  $ 3,717,997    $   459,030   $    388,637   $   163,102    $ 1,328,647   $  6,057,413
                                            ============   ============  =============  ============   ============  =============

Gap                                         $  (563,472)   $   614,245   $     35,096   $    42,138    $  (221,665)
Cumulative gap                              $  (563,472)   $    50,773   $     85,869   $   128,007    $   (93,658)
Adjustment for interest rate caps (1)       $   327,778    $   219,444   $     75,000   $        --    $        --
Adjusted cumulative gap                     $  (235,694)   $   270,217   $    160,869   $   128,007    $   (93,658)
Adjusted cumulative gap as a percentage
  of total assets                                 (3.9%)          4.5%           2.7%          2.1%          (1.5)%



(1) At September 30, 1997, the Bank had $372,222 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was 4.5% at September 30, 1997, compared to a negative 4.8% at September 30, 1996. The improvement in the Bank's one-year gap was primarily attributable to an increase in short-term assets at September 30, 1997 resulting from the scheduled maturity of mortgage-backed balloon securities as well as an increase in one year ARM mortgage-backed securities.

During fiscal 1995, the Bank purchased a series of interest rate caps which management believes will significantly limit its exposure to rising short-term interest rates during a four-year period which began July 1, 1995 and will end June 30, 1999. The Bank's Interest Rate Sensitivity Table reflects the reduction in risk provided by these caps. The initial level of the protection was a notional principal amount of $600 million, and such protection declined to $300 million at September 30, 1997, and will decline to $200 million by March 31, 1998. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a counterparty receiving the highest investment rating from Standard & Poor's Corporation. Such payments would be equal to the product of (a) the amount by which one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party.

During fiscal 1997, an additional interest rate cap agreement with a notional amount of $72.2 million at September 30, 1997, was transferred and assigned to the Bank at the termination of one of the Bank's credit card securitization transactions. This interest rate cap agreement has a termination date of October 15, 1998 and entitles the Bank to receive compensatory payment from the cap provider, which is a AA-rated (for long term debt as rated by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 9.00% and (b) the then outstanding notional principal amount for the predetermined period of time.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13 ("TB 13"). Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value ("NPV") to parallel changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements to rates in 100 basis point increments. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 1997, calculated in a manner consistent with the requirements of TB 13.

                                               Change In
                                 ------------------------------------
         Change in Interest             Net                Net
                Rates                Interest           Portofolio
           (Basis Points)           Income(1)           Value(2)
                                 ----------------   -----------------
                                   %    $ Amount      %     $ Amount
-------------------------------  -----  ---------   -----   ---------
               + 200             (4.0)  (28,837)    (0.4)    (3,510)

               + 100             (1.6)  (11,287)    (0.3)    (2,452)

               - 100              9.1    66,557      2.0     17,507

               - 200             17.3   125,818      1.9     16,882
---------------------------------------------------------------------

(1)Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

(2)Represents the difference between net portfolio value (NPV) of the Bank's equity in a stable interest rate environment and the NPV in the various rate scenarios. The OTS defines NPV as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cash flows from existing off-balance sheet contracts.

While the Bank cannot predict future interest rates or their effects on NPV or net interest income, the analysis under TB 13 indicates that a change in interest rates of plus or minus 200 basis points is unlikely to have a material adverse effect on the Bank's NPV or net interest income in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in their interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

At September 30, 1997, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the OTS capital regulations been in effect. See "Business - Regulation - Regulatory Capital."

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

Deferred Tax Asset. At September 30, 1997, the Bank recorded a net deferred tax asset of $26.0 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes.

Tax Sharing Payments. During fiscal 1997, after receiving OTS approval, the Bank made tax sharing payments totaling $9.8 million to the Trust. See Note 25 to the Consolidated Financial Statements in this report.

Capital. At September 30, 1997, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at September 30, 1997, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY CAPITAL
(Dollars in thousands)

                                                                                   Minimum                   Excess
                                                        Actual               Capital Requirement            Capital
                                              --------------------------  ------------------------ -------------------------
                                                               As a %                    As a %                    As a %
                                                 Amount       of Assets       Amount    of Assets      Amount     of Assets
                                              ------------    ----------  ------------- ---------- -------------  ----------
Stockholders' equity per financial statements $   363,246
  Minority interest in REIT Subsidiary (1)        144,000
  Net unrealized holding losses (2)                   493
                                              ------------
                                                  507,739

Adjustments for tangible and core capital:
  Intangible assets                               (44,251)
  Non-allowable minority interest in
    REIT Subsidiary (1)                           (38,758)
  Non-includable subsidiaries  (3)                 (3,762)
                                              ------------
     Total tangible capital                       420,968         6.96%   $     90,715      1.50%  $    330,253       5.46%
                                              ------------    ==========  ============= ========== =============  ==========

     Total core capital (4)                       420,968         6.96%   $    241,907      4.00%  $    179,061       2.96%
                                              ------------    ==========  ============= ========== =============  ==========

     Tier 1 risk-based capital (4)                420,968         7.24%   $    232,713      4.00%  $    188,255       3.24%
                                              ------------    ==========  ============= ========== =============  ==========

Adjustments for total risk-based capital:
  Subordinated capital debentures                 250,000
  Allowance for general loan losses                92,962
                                              ------------
     Total supplementary capital                  342,962
  Excess allowance for loan losses                (19,989)
                                              ------------
  Adjusted supplementary capital                  322,973
                                                       --
                                                ----------
     Total available capital                      743,941
  Equity investments (3)                          (14,556)
                                              ------------
     Total risk-based capital (4)             $   729,385        13.50%   $    465,426      8.00%  $    263,959       5.50%
                                              ============    ==========  ============= ========== =============  ==========


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

Board Resolution and Regulatory Requirements. At the request of the OTS, the Board of Directors of the Bank adopted a resolution in March 1996 which, among other things, permits the Bank: (i) to make tax sharing payments without OTS approval to the Trust of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

The Bank has been able to maintain capital compliance in recent periods despite the deduction of various assets from regulatory capital. As of September 30, 1997, the Bank had $36.2 million in supervisory goodwill, all of which was excluded from core capital, $15.3 million in equity investments, after subsequent valuation allowances, all of which were fully deducted from total risk-based capital, and $4.0 million, after subsequent valuation allowances, of extensions of credit to, and investments in, non-includable subsidiaries, all of which were fully deducted from all three FIRREA capital requirements. Pursuant to OTS guidelines, $1.0 million of general valuation allowances maintained against the Bank's non-includable subsidiaries and equity investments are available as a "credit" against the deduction from capital otherwise required for such investments.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In November 1996, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through November 12, 1997. In addition, the Bank has submitted to the OTS a request for a further extension of the holding periods through fiscal 1998 for certain of its REO properties. Based on its capital ratios at September 30, 1997, the Bank's capital ratios would have remained above the levels required for well-capitalized institutions even if the book value of REO properties for which an extension has not yet been received had been deducted from total risk-based capital as of that date. The following table sets forth the Bank's REO at September 30, 1997, after valuation allowances of $140.7 million, by the fiscal year in which the property was acquired through foreclosure.

               Fiscal Year                  (In thousands)
               -----------                  --------------
               1990                         $      22,667 (1)(2)
               1991                                47,724 (2)
               1992                                 3,280 (2)
               1993                                 4,050
               1994                                 2,002
               1995                                 8,036
               1996                                    --
               1997                                 2,910
                                            --------------
                 Total REO                  $      90,669
                                            ==============
-------------------------

(1) Includes REO with an aggregate net book value of $14.6 million, which the Bank treats as equity investments for regulatory capital purposes.

(2)Includes REO, with an aggregate net book value of $59.1 million, for which the Bank received an extension of the holding periods through November 12, 1997.

Under the OTS prompt corrective action regulations, an institution is categorized as "well capitalized" if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1997, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 6.96%, 7.24% and 13.50%, respectively, which exceeded the ratios established for "well capitalized" institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from "well capitalized" to "adequately capitalized," if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

On December 3, 1996, the Bank sold $100.0 million principal amount of its 9 1/4% Subordinated Debentures due 2008. The Bank received net proceeds of $96.1 million from the sale of the 1996 Debentures which were used for general corporate purposes. The OTS approved inclusion of the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

In addition, on December 3, 1996, the REIT Subsidiary sold $150.0 million of its REIT Preferred Stock and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The REIT Preferred Stock is automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events (specifically, if the appropriate federal regulatory agency directs in writing an exchange of the REIT Preferred Stock for Series B Preferred Stock because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to FDICIA, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized", anticipates the Bank becoming "undercapitalized" in the near term). The OTS approved inclusion of the proceeds received from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable prior to January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary.

The Bank's acquisition of ASB Capital Management in November 1997 reduced the Bank's regulatory capital ratios below the levels existing at September 30, 1997. See "Financial Condition - General." Failure to obtain the REO extensions discussed above also could adversely affect those ratios. In addition, depending on the outcome of a pending regulatory proposal relating to the regulatory capital treatment of non-mortgage servicing assets and associated interest-only strips, the Bank could be required to deduct additional amounts from its regulatory capital. See "Business -- Regulation -- Regulatory Capital."

The Bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's allowances for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its regulatory capital levels.

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

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1998 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and (in the case of tax sharing payments) the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes. See also the discussion of potential limitations on the payment of dividends by the Bank contained in "Business - Banking - Regulation - Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS (see "Banking Regulation - Regulatory Capital") should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During fiscal 1997, the Bank made tax sharing payments totalling $9.8 million and dividend payments totalling $7.2 million to the Real Estate Trust.

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

Through September 30, 1997, the Trust has purchased either in the open market or through dividend reinvestment 1,810,104 shares of common stock of Saul Centers (representing 14.7% of such company's outstanding common stock). Most of these shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an inital two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At September 30, 1997, there were no borrowings under the facility and unrestricted availability was $10.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At September 30, 1997, there were no borrowings under the facility and unrestricted availability was $4.8 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1997 for fiscal years commencing October 1, 1997 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
-------------------------------------------------------------------------------
                                   Notes             Notes
                Mortgage          Payable-          Payable-
Fiscal Year       Notes           Secured          Unsecured          Total
------------    ---------       -----------       -----------      ------------
    1998         $ 11,092        $       --         $   7,610       $    18,702
    1999            9,736                --            16,079            25,815
    2000           20,095                --             8,804            28,899
    2001            9,790                --             4,165            13,955
    2002           11,343           175,000             5,081           191,424
 Thereafter       118,148                --             4,894           123,042
                ---------       -----------       -----------      ------------
   Total         $180,204        $  175,000         $  46,633       $   401,837
                =========       ===========       ===========      ============
-------------------------------------------------------------------------------

Of the $180.2 million of mortgage debt outstanding at September 30, 1997, $137.1 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate Investment in Saul Holdings Limited Partnership." In fiscal 1997, the Real Estate Trust received total cash distributions $5.5 million from Saul Holdings Partnership.

Development and Capital Expenditures

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3.2 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The project is 100% pre-leased. The Real Estate Trust has obtained a construction/permanent loan which is expected to cover all costs except for the land and fees to related parties.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay lodging facility located on a 2.7 acre parcel adjacent to its Hampton Inn and Holiday Inn in Sterling, Virginia. The new facility will be franchised as a TownePlace Suites by Marriott and is expected to be completed by July 1998. The Real Estate Trust has obtained a construction loan which is expected to cover all costs except for the land, fees to related parties, taxes and insurance.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near Washington National Airport and the Real Estate Trust's Howard Johnsons Hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $53.0 million. The new loans will have a 15 year term, a fixed interest rate of 7.57%, and amortization based on a 25 year schedule.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in range of $6.0 to $7.0 million per year.

BANKING

Liquidity. The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations in effect until November 24, 1997 was 5.0%. The Bank's average liquidity ratio for the month ended September 30, 1997 was 11.1%, compared to 13.1% for the month ended September 30, 1996. The Bank met the liquidity level requirements for each month of fiscal 1997. The OTS reduced the liquidity requirements effective November 24, 1997. See "Business -- Regulation -- Liquidity Requirements."

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans and trading securities (iv) securitizations and sales of loans and (v) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1997, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $188.6 million, $5.0 million and $2.0 billion, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $2.0 billion at September 30, 1997, after market-value and other adjustments.

Chevy Chase has accessed the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including credit card, home equity credit line, home loan and automobile loan receivables, as well as single-family residential loans, because such securitizations provide the Bank with a source of financing at competitive rates and assist the Bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the Bank has securitized approximately $10.6 billion of credit card, home equity credit line, automobile and home loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 1997, the Bank serviced $4.0 billion, $459.1 million, $1.1 billion and $244.1 million of securitized credit card, home equity credit line, automobile and home loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income has been adversely affected in recent periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools.

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

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $1.1 billion of credit card receivables, $938.9 million of automobile loan receivables, $139.8 million of home equity credit line receivables, $154.4 million of home loan receivables and $216.3 million of mortgage loan receivables, consisting of home equity credit line and home loan receivables, during fiscal 1997. Additionally, during fiscal 1997, the Bank securitized and sold $144.2 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's outstanding credit card securitizations. At September 30, 1997, the Bank was considering the securitization and sale of (i) approximately $615.0 million of credit card receivables, including $90.0 million of receivables outstanding at September 30, 1997 and $525.0 million of receivables which the Bank expects to become available, either through additional fundings or amortization of existing trusts, during the six months ending March 31, 1997; (ii) approximately $450.0 million of automobile loan receivables, including $80.0 million of receivables outstanding at September 30, 1997 and $370.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending March 31, 1997; and (iii) approximately $185.0 million of home equity credit line receivables; including $50.0 million of receivables outstanding at September 30, 1997 and $135.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending March 31, 1997.

As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. For fiscal 1997, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $18.2 billion, repay borrowings of $9.0 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $3.0 billion, purchase investments and loans of $1.1 billion and meet operating expenses, before depreciation and amortization, of $454.6 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $18.9 billion, proceeds from borrowings of $8.4 billion, proceeds from sales of loans, trading securities and real estate of $3.1 billion, and principal and interest collected on investments, loans, and securities of $1.6 billion.

The Bank is obligated under various recourse provisions related to the securitization and sale of credit card, home equity credit line, automobile and home loan receivables and amounts on deposit in certain spread accounts through the asset-backed securitizations. Of the $6.0 billion of outstanding trust certificate balances at September 30, 1997, the primary recourse to the Bank was approximately $142.0 million.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by FHLMC. At September 30, 1997, recourse to the Bank under these arrangements was approximately $1.0 million.

The Bank's commitments at September 30, 1997 are set forth in the following table:

                                                             (In thousands)

             Commitments to originate loans                  $    74,999
                                                             ------------

             Loans in process (collateralized loans):
               Home equity                                       564,785
               Real estate construction                           51,815
               Commercial and multifamily                            265
                                                             ------------
                                                                 616,865
                                                             ------------

             Loans in process (unsecured loans):
               Credit cards                                   16,556,107
               Overdraft lines                                    77,770
               Commercial                                         54,137
                                                             ------------
                                                              16,688,014
                                                             ------------

               Total commitments to extend credit             17,379,878

             Letters of credit                                    29,186

         Recourse arrangements on asset-backed
         securitizations                                         141,992

         Recourse arrangements on mortgage-backed
         securities                                                  989
                                                             ------------
             Total commitments                               $17,552,045
                                                             ============


Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding credit card and home equity credit line commitments, which together accounted for 97.5% of commitments at September 30, 1997.

At September 30, 1997, repayments of borrowed money scheduled to occur during the next 12 months were $227.2 million. Certificates of deposit maturing during the next 12 months amounted to $1.2 billion, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at September 30, 1997.

The Bank's liquidity requirements in years subsequent to fiscal 1997 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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

FISCAL 1997 COMPARED TO FISCAL 1996

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $7.8 million and an operating loss of $19.0 million for fiscal 1997, compared to a loss before depreciation and amortization of debt expense of $13.5 million and an operating loss of $24.2 million for fiscal 1996. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased income from Saul Holdings Partnership and other partnership investments, and recognition of gains on sales of properties.

Income after direct operating expenses from hotel properties increased $2,771,000 (15.3%) in fiscal 1997 over the level achieved in fiscal 1996. In the current period, room sales increased $4,542,000 (11.7%), while food and beverage sales increased $565,000 (4.6%). The increase in total revenue of $5,219,000 (9.6%) exceeded the increase of $2,448,000 (6.8%) in direct operating expenses. The revenue increases were due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The Real Estate Trust also acquired a new hotel in the current period.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $2,992,000 (28.9%) in fiscal 1997 compared to such income in fiscal 1996. Gross income increased $3,507,000 (19.9%) in fiscal 1997, while expenses increased $515,000 (7.1%). The improvement was the direct result of a higher leasing rate in the most recent year. Expenses in fiscal 1997 were above the prior year's principally due to higher property taxes and higher operating expenses.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $996,000 (19.9%) in the current fiscal year primarily due to lower cash balances on which interest was earned. Other income in fiscal 1996 also included $695,000 received as refunds of transfer taxes paid in a preceding year.

Land parcels and other expense increased $46,000 (2.8%) in fiscal 1997 as the result of higher real estate taxes.

Interest expense increased $315,000 (0.8%) in fiscal 1997, primarily because of the higher level of borrowings in the current period. The average balance of outstanding borrowings increased to $400.3 million for fiscal 1997 from $395.6 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 10.30% in fiscal 1997 and 10.31% in fiscal 1996.

Depreciation increased $523,000 (5.2%) in fiscal 1997 as a result of new tenant improvements, capital replacements, and the addition of a new income-producing property.

Advisory, management and leasing fees paid to related parties increased $572,000 (7.7%) in fiscal 1997. The advisory fee in fiscal 1997 was $311,000 per month, compared to $301,000 per month for the first six months of fiscal 1996 and $306,000 per month for the second six months of fiscal 1996, which resulted in an aggregate increase of $93,000 (2.6%). Management and leasing fees were higher by $479,000 (12.7%) in the current fiscal year as a result of increased gross income on which fees are based.

General and administrative expense decreased $129,000 (9.2%) in fiscal 1997, as a result of lower administrative costs.

Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1997, the Real Estate Trust recorded earnings of $4,150,000 from such investments compared to earnings of $3,374,000 in the prior year.

Gain on sale of property in fiscal 1997 represents the gain on the sale of a purchase-leaseback investment located in Casper, Wyoming and the gain on the condemnation of a portion of a land parcel located in Atlanta, Georgia.

BANKING

Overview. The Bank recorded operating income of $80.2 million for the year ended September 30, 1997 ("fiscal 1997"), compared to operating income of $46.1 million for the year ended September 30, 1996 ("fiscal 1996"). The increase in income for fiscal 1997 was primarily attributable to a $68.5 million increase in other (non-interest) income and an $11.9 million increase in net interest income before provision for loan losses, the effect of which was partially offset by a $9.4 million increase in the provision for loan losses and a $37.0 million increase in operating (non-interest) expense reflecting in part additional expenses associated with steps taken by management to improve credit quality and expand the Bank's core businesses, including the consumer loan program and deposit franchise.

Net Interest Income. Net interest income, before the provision for loan losses, increased $11.9 million (or 6.0%) in fiscal 1997. The Bank would have recorded additional interest income of $6.9 million in fiscal 1997 if the Bank's nonaccrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(Dollars in thousands)

                                                                         Year Ended September 30,
                                             --------------------------------------------------------------------------------
                                                        1997                       1996                       1995
                               September 30, -------------------------- -------------------------- --------------------------
                                   1997        Average           Yield/   Average           Yield/   Average           Yield/
                                Yield/Rate    Balances  Interest  Rate   Balances  Interest  Rate   Balances  Interest  Rate
                               ------------- ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)          12.83%  $3,578,639 $360,842 10.08% $2,940,242 $317,847 10.81% $2,968,376 $294,554  9.92%
  Mortgage-backed securities          5.41    1,204,839   72,209  5.99     834,198   50,955  6.11     981,253   60,623  6.18
  Federal funds sold and
    securities purchased
    under agreements to resell        5.97      128,268    7,066  5.51     185,794   10,195  5.49      65,865    3,756  5.70
  Trading securities                  9.00       15,436    1,530  9.91      13,477      953  7.07       4,843      373  7.70
  Investment securities               6.07        8,346      481  5.76       6,033      315  5.22       4,405      194  4.40
  Other interest-earning assets       5.56      196,444    8,352  4.25     164,783    7,246  4.40     126,792    5,815  4.59
                                             ---------- --------        ---------- --------        ---------- --------
    Total                             9.12    5,131,972  450,480  8.78   4,144,527  387,511  9.35   4,151,534   365,315 8.80
                               -------------            -------- ------            -------- ------            --------- ------

 Non-interest earning assets:
  Cash                                          191,626                    161,925                    131,345
  Real estate held for
    investment or sale                          115,948                    161,092                    287,564
  Property and equipment, net                   249,104                    197,351                    161,109
  Cost in excess of net assets
    acquired, net                                 1,728                      3,289                      5,470
  Other assets                                  399,365                    248,870                    156,172
                                             ----------                 ----------                 ----------
    Total assets                             $6,089,743                 $4,917,054                 $4,893,194
                                             ==========                 ==========                 ==========

Liabilities and stockholders'
    equity:
 Interest-bearing liabilities:
  Deposit accounts:
    Demand deposits                   2.42   $  890,204   21,977  2.47  $  846,796   23,137  2.73  $  829,255    23,721   2.71
    Savings deposits                  3.44      975,264   33,106  3.39     944,211   31,936  3.38   1,048,783    35,125   3.35
    Time deposits                     5.57    1,420,613   75,180  5.29   1,261,685   69,179  5.48   1,025,111    53,033   5.17
    Money market deposits             3.97      992,066   38,644  3.90     990,392   38,317  3.87   1,070,531    42,420   3.96
                                             ---------- --------        ---------- --------        ---------- --------
    Total deposits                    4.18    4,278,147  168,907  3.95   4,043,084  162,569  4.02   3,973,680   154,299   3.84
  Borrowings                          7.43    1,134,754   70,908  6.25     369,831   26,267  7.10     496,938    34,815   7.01
                                             ---------- --------        ---------- --------        ---------- --------
    Total liabilities                 4.50    5,412,901  239,815  4.43   4,412,915  188,836  4.28   4,470,618   189,114  4.19
                               -------------            -------- ------            -------- ------            --------- ------
 Non interest-bearing items:
  Non-interest bearing deposits                 196,620                    149,158                    116,030
  Other liabilities                              53,037                     51,338                     48,702
  Minority interest                             119,376                          0                          0
  Stockholders' equity                          307,809                    303,643                    257,844
                                             ----------                 ----------                 ----------
    Total liabilities and
     stockholders' equity                    $6,089,743                 $4,917,054                 $4,893,194
                                             ==========                 ==========                 ==========

Net interest income                                     $210,665                   $198,675                   $176,201
                                                        ========                   ========                   ========
Net interest spread (2)                                           4.35%                      5.07%                       4.61%
                                                                 ======                     ======                      ======
Net yield on interest-earning
     assets (3)                                                   4.10%                      4.79%                       4.24%
                                                                 ======                     ======                      ======
Interest-earning assets to
     interest-bearing
     liabilities                                                 94.81%                     93.92%                      91.91%
                                                                 ======                     ======                      ======



(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($9,659), ($7,980), and ($10,062) of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1997, 1996 and 1995.
(2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3) Equals net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to changes in volume (change in volume multiplied by old rate); changes in rate (change in rate multiplied by old volume); and changes in rate and volume.

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(In thousands)

                                               Year Ended September 30, 1997                      Year Ended September 30, 1996
                                                        Compared to                                        Compared to
                                               Year Ended September 30, 1996                      Year Ended September 30, 1995
                                                    Increase (Decrease)                                Increase (Decrease)
                                                   Due to Change in (1)                               Due to Change in (1)
                                     ---------------------------------------------- -----------------------------------------------
                                                                         Total                                           Total
                                          Volume          Rate           Change          Volume           Rate           Change
                                     --------------- -------------- --------------- --------------- --------------- ---------------
Interest income:
  Loans (2)                          $       65,539  $     (22,544) $       42,995  $       (2,823) $       26,116  $       23,293
  Mortgage-backed securities                 22,272         (1,018)         21,254          (8,989)           (679)         (9,668)
  Federal funds sold and securities
    purchased under agreements
    to resell                                (3,166)            37          (3,129)          6,582            (143)          6,439
  Trading securities                            153            424             577             613             (33)            580
  Investment securities                         131             35             166              80              41             121
  Other interest-earning assets               1,359           (253)          1,106           1,681            (250)          1,431
                                     --------------- -------------- --------------- --------------- --------------- ---------------
      Total interest income                  86,288        (23,319)         62,969          (2,856)         25,052          22,196
                                     --------------- -------------- --------------- --------------- --------------- ---------------


Interest expense:
  Deposit accounts                            9,233         (2,895)          6,338           2,697           5,573           8,270
  Borrowings                                 48,142         (3,501)         44,641          (8,991)            443          (8,548)
                                     --------------- -------------- --------------- --------------- --------------- ---------------
      Total interest expense                 57,375         (6,396)         50,979          (6,294)          6,016            (278)
                                     --------------- -------------- --------------- --------------- --------------- ---------------



Increase in net interest income      $       28,913  $     (16,923) $       11,990  $        3,438  $       19,036  $       22,474
                                     =============== ============== =============== =============== =============== ===============






-----------------------------------------------------------------------------------------------------------------------------------
(1)  The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in fiscal 1997 increased $62.9 million from the level in fiscal 1996, primarily as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. The effect on interest income of higher average balances was offset in part by lower average yields earned by the Bank on its loan portfolio.

The Bank's net yield on interest-earning assets decreased to 4.10% in fiscal 1997 from 4.80% in fiscal 1996. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a decline in market rates as well as lower introductory and promotional rates on certain products which the Bank has offered to new and existing customers in an effort to stimulate usage.

Interest income on loans, the largest category of interest-earning assets, increased by $42.9 million (or 13.5%) from fiscal 1996 primarily because of higher average balances, which were partially offset by lower average yields on the loan portfolio.

Higher average balances on credit card loans, which increased $159.5 million (15.8%). The increase was primarily responsible for a $3.4 million (or 2.2%) increase in interest income from credit card loans. Higher average balances of automobile loans, which increased $64.2 million (or 35.1%), resulted primarily from the higher origination volume of such loans, and was largely responsible for a $16.2 million (or 75.3%) increase in interest income on automobile loans. Interest income on the Bank's single-family residential loans increased by $15.8 million (or 15.6%) primarily because of increased originations, which resulted in an increase of $355.8 million (or 25.2%) in the average balances of such loans. Average balances of home equity credit line loans increased by $60.0 million (or 74.8%) primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $5.7 million (or 124.4%) in the current year.

The average yield on the loan portfolio in fiscal 1997 decreased by 73 basis points (to 10.08% from 10.81%) from the average yield in fiscal 1996. The lower net yield was primarily due to a 182 basis point decrease in the average net yield on credit card loans from 15.50% to 13.68%, the effect of which partially offset the positive effect that the higher average balances had on income. The decline in the net yield was primarily a result of marketing strategies to introduce lower introductory rates to new customers, as well as a new program offering reduced interest rates to previously risk-repriced accounts in an attempt to encourage payments from delinquent customers. Also contributing to the decreased average yield on the loan portfolio was a decrease in the average yield on single-family residential loans from 7.21% to 6.65%. An increase in the average yield on automobile loans from 11.75% to 15.24%, primarily due to higher yields earned on loans originated by one of the Bank's operating subsidiaries, partially offset the negative effect of the lower average yields discussed above.

Interest income on mortgage-backed securities increased $21.3 million (or 41.7%) primarily because of higher average balances. The increased mortgage-backed securities balances in fiscal 1997 reflected the purchase of $649.7 million of mortgage-backed securities near the end of fiscal year 1996 and the $1.1 billion securitization of single-family residential loans in September 1997. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.11% to 5.99%.

Interest expense increased $51.0 million (or 27.0%) for fiscal 1997 primarily because of an increase of $764.9 million (or 206.8%) in the average balances of the Bank's borrowings. The increase in the average balances of borrowings resulted in an increase of $44.6 million in interest expense for fiscal 1997 for such liabilities. The increase in interest expense on borrowings is primarily due to a $22.8 million, a $13.7 million and a $6.9 million increase in interest expense on securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated debentures, respectively, resulting primarily from higher average balances of such borrowings. See "Financial Condition - Capital." The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate (to 6.25% from 7.10%), which reflected an increase in lower-yielding FHLB advances and securities sold under repurchase agreements.

An increase of $6.3 million in interest expense on deposits, the largest category of interest-bearing liabilities, also contributed to the increased interest expense. Interest expense on deposits increased primarily because of a $160.2 million increase in the average balances.

Provision for Loan Losses. The Bank's provision for loan losses increased to $125.1 million in fiscal 1997 from $115.7 million in fiscal 1996. The $9.4 million increase over the prior year was primarily attributable to a $7.8 million increase in the provision for losses on credit card loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The $68.5 million (or 19.9%) increase in other (non-interest) income to $413.0 million in fiscal 1997 from $344.5 million in fiscal 1996 was primarily attributable to increases in gain on sales of loans, credit card fees, deposit servicing fees and a decrease in loss on real estate held for investment or sale. In addition, the Bank recognized a net unrealized gain on the valuation of interest-only strips during fiscal 1997 resulting from the implementation of SFAS 125, as discussed below. The positive effect of these items on other income was partially offset by a decrease in loan servicing fees. Management expects that the relative impact of gains recognized under SFAS 125 on the Bank's earnings will diminish as the gains associated with these and other transactions are amortized.

Gain on sales of loans increased by $50.6 million (or 217.6%) primarily because of additional gains recognized on the securitization and sales of automobile, home equity credit line and home loan receivables during fiscal 1997. In addition, in accordance with the adoption of SFAS 125, the Bank also recognized gains on the securitization and sales of credit card loan receivables during the current year. See Notes to the Consolidated Financial Statements.

Credit card fees, consisting of membership fees, late charges, over-the-limit fees, interchange fees and cash advance charges, increased $26.6 million (or 86.5%) in fiscal 1997 from the level in fiscal 1996. The increase was primarily attributable to the impact of changes in the fee structure for the Bank's credit card programs which were implemented in fiscal 1996 and 1997.

The $12.0 million (or 40.1%) increase in deposit servicing fees resulted primarily from the additional fees generated through the Bank's ATM network, and, to a lesser extent, an increase in the number of deposit accounts outstanding during fiscal 1997.

The $5.7 million (or 23.5%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $6.7 million in the provision for losses on such assets, which was partially offset by a decrease of $1.1 million in the gain recorded on sales of the Bank's real estate held for investment or sale.

In accordance with SFAS 125, the Bank recognized a $7.0 million net unrealized gain on the valuation of its interest-only strips. This gain represents the September 30, 1997 market-value adjustment on the interest-only strips related to the credit card securitized assets. See Notes to the Consolidated Financial Statements.

The decrease of $36.3 million (or 13.8%) in loan servicing fees was primarily due to a decrease of $49.0 million in excess spread income earned by the Bank for servicing its portfolios of securitized credit card loans. The decrease in such excess spread income for fiscal 1997 resulted primarily from an increase in charge-offs on securitized credit card loans which is consistent with management's expectations and generally reflects the trends that are affecting the credit card industry as a whole. See "Financial Condition - Asset Quality - Allowance for Losses."

Operating Expenses. Operating expenses for fiscal 1997 increased $37.0 million (9.7%) from the level in fiscal 1996. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing. The $33.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending, branch and systems operations. The $20.8 million increase in marketing expenses was primarily attributable to a $14.4 million increase in marketing expenses associated with the credit card program as the Bank continues to focus on increased originations of such loans, as well as a $5.3 million increase in marketing expenses associated with the Bank's deposit base. The $6.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1997. The $32.3 million decrease in deposit insurance premiums, which partially offset the expense increases discussed above, was primarily because of the one-time SAIF assessment recorded by the Bank in fiscal 1996. See "Business - Regulation Deposit Insurance Premiums."

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

Other income, which includes interest income, income from other real estate properties, and miscellaneous receipts increased $635,000 (14.5%), primarily due to $695,000 received as refunds of transfer taxes paid in a preceding year.

Land parcels and other expense increased $289,000 (21.4%) in fiscal 1996 as a result of higher real estate taxes.

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

Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1996, the Real Estate Trust recorded earnings of $3,374,000 from such investments compared to earnings of $3,681,000 in the prior year.

The loss on sale of property of $68,000 in fiscal 1996 represented additional costs incurred on the sale of a hotel in Norfolk, Virginia. The gain on sale of property of $1,664,000 in fiscal 1995 represented the gain on the condemnation of a portion of a land parcel an Atlanta, Georgia.

BANKING

Overview. The Bank recorded operating income of $46.1 million for the year ended September 30, 1996 ("fiscal 1996"), compared to operating income of $55.7 million for the year ended September 30, 1995 ("fiscal 1995"). The decrease in operating income for fiscal 1996 was primarily attributable to a $60.8 million increase in the provision for loan losses and an $83.1 million increase in non-interest expenses (which included the $26.5 million SAIF assessment discussed previously - see "Business Regulation - Deposit Insurance Premiums"), the effect of which was partially offset by a $111.5 million increase in non-interest income and a $22.5 million increase in net interest income.

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

The decrease in interest on borrowings was partially offset by an $8.3 million increase in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased primarily as a result of an increase in average rates (to 4.02% from 3.88%), which reflected a shift in the composition of the Bank's deposits to higher yielding certificates of deposit and, to a lesser extent, an increase in average deposit balances of $69.4 million.

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

Operating Expenses. Operating expenses for fiscal 1996 increased $83.1 million (27.9%) from the level in fiscal 1995. The primary reason for the increase was the $26.5 million SAIF assessment included in deposit insurance premiums. Other expense categories with increases include salaries and employee benefits, loan and data processing. The $19.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations. The $12.5 million increase in loan expenses was primarily attributable to an increase in the amortization of capitalized mortgage servicing rights, which resulted from acquisitions of single-family residential mortgage servicing rights in recent periods, and a $3.1 million valuation allowance against mortgage servicing rights. The $7.0 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:


    (a)  Report of Independent Public Accountants.

    (b)  Consolidated Balance Sheets - As of September 30,
         1997 and 1996.

    (c) Consolidated Statements of Operations - For the years ended September 30, 1997, 1996 and 1995.

    (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1997, 1996 and 1995.

    (e) Consolidated Statements of Cash Flows - For the years ended September 30, 1997, 1996 and 1995.

    (f)  Notes to Consolidated Financial Statements.

The selected quarterly financial data included in Note 33 of Notes to the Consolidated Financial Statements referred to above are incorporated herein by reference.

Summary financial information with respect to the Bank is also included in Part I, Item 1.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
   B.F. Saul Real Estate Investment Trust


We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




Arthur Andersen LLP



Washington, D.C.
December 9, 1997

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================
                                                                                                             September 30
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                            $     128,557   $     121,417
    Office and industrial                                                                                  109,628         106,496
    Other                                                                                                    4,265           4,715
                                                                                                     --------------  --------------
                                                                                                           242,450         232,628
    Accumulated depreciation                                                                               (85,915)        (76,513)
                                                                                                     --------------  --------------
                                                                                                           156,535         156,115
Land parcels                                                                                                42,160          41,580
Construction in progress                                                                                     2,480              --
Cash and cash equivalents                                                                                   18,248          15,516
Other assets                                                                                                81,150          81,292
                                                                                                     --------------  --------------
                    Total real estate assets                                                               300,573         294,503
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    238,169         213,394
Interest-bearing deposits                                                                                   48,722          53,031
Federal funds sold and securities purchased under agreements to resell                                     365,000              --
Loans held for sale                                                                                        102,749          76,064
Loans held for securitization and sale                                                                     220,000         450,000
Investment securities (market value $5,012 and $9,820, respectively)                                         4,998           9,818
Trading securities                                                                                           7,899              --
Mortgage-backed securities (market value $1,984,667 and $1,307,838, respectively)                        1,985,707       1,306,417
Loans receivable (net of allowance for losses of $105,679 and $95,523, respectively)                     2,104,240       2,772,967
Federal Home Loan Bank stock                                                                                33,170          31,940
Real estate held for investment or sale (net of allowance for losses of $140,936 and $126,710,
  respectively)                                                                                             94,290         123,489
Property and equipment, net                                                                                273,562         225,135
Goodwill and other intangible assets, net                                                                    8,846           2,399
Interest only strips, net                                                                                  105,812              --
Excess-spread assets, net                                                                                       --          42,602
Servicing assets, net                                                                                       41,579          32,790
Other assets                                                                                               422,670         353,028
                                                                                                     --------------  --------------
                    Total banking assets                                                                 6,057,413       5,693,074
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $ 6,357,986     $ 5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     180,204   $     173,345
Notes payable - secured                                                                                    175,000         177,500
Notes payable - unsecured                                                                                   46,633          42,367
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         36,231          31,563
Other liabilities and accrued expenses                                                                      39,959          40,434
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          590,910         578,092
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         4,893,756       4,164,037
Securities sold under repurchase agreements and other short-term borrowings                                 74,821         637,141
Notes payable                                                                                                7,019           7,277
Federal Home Loan Bank advances                                                                            188,511         269,065
Custodial accounts                                                                                           2,809           7,415
Amounts due to banks                                                                                        44,835          44,423
Other liabilities and accrued expenses                                                                     120,416          99,086
Capital notes -- subordinated                                                                              250,000         160,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            5,582,167       5,388,444
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        51,388          46,065
Minority interest -- other                                                                                 218,306          74,307
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        6,442,771       6,086,908
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (142,642)       (156,084)
Net unrealized holding loss                                                                                   (396)         (1,500)
                                                                                                     --------------  --------------
                                                                                                           (42,937)        (57,483)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (84,785)        (99,331)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                            $ 6,357,986     $ 5,987,577
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands, except per share amounts)                                                 1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                               $      59,464   $      54,245   $      54,104
Office and industrial properties                                                            21,097          17,590          18,812
Other                                                                                        4,008           5,004           4,369
                                                                                     --------------  --------------  --------------
Total income                                                                                84,569          76,839          77,285
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                  38,523          36,075          38,038
    Office and industrial properties                                                         7,766           7,251           7,409
    Land parcels and other                                                                   1,683           1,637           1,348
Interest expense                                                                            40,155          39,840          40,564
Amortization of debt expense                                                                   664             674             476
Depreciation                                                                                10,543          10,020           9,714
Advisory, management and leasing fees - related parties                                      7,995           7,423           7,376
General and administrative                                                                   1,272           1,401           2,319
Write-down of real estate to net realizable value                                               --              --           2,727
                                                                                     --------------  --------------  --------------
Total expenses                                                                             108,601         104,321         109,971
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                4,150           3,374           3,681
Gain (loss) on sale of property                                                                895             (68)          1,664
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                           $     (18,987)  $     (24,176)  $     (27,341)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                $     360,842   $     317,847   $     294,554
Mortgage-backed securities                                                                  72,209          50,955          60,623
Trading securities                                                                           1,530             953             373
Investment securities                                                                          481             315             194
Other                                                                                       15,418          17,441           9,571
                                                                                     --------------  --------------  --------------
Total interest income                                                                      450,480         387,511         365,315
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                           168,907         162,569         154,299
Short-term borrowings                                                                       47,378          10,407          18,094
Long-term borrowings                                                                        23,530          15,860          16,721
                                                                                     --------------  --------------  --------------
Total interest expense                                                                     239,815         188,836         189,114
                                                                                     --------------  --------------  --------------
Net interest income                                                                        210,665         198,675         176,201
Provision for loan losses                                                                 (125,115)       (115,740)        (54,979)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                         85,550          82,935         121,222
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Loan servicing fees                                                                        227,817         264,139         184,275
Credit card fees                                                                            57,381          30,765           9,855
Deposit servicing fees                                                                      41,893          29,900          24,442
Gain (loss) on sales of trading securities, net                                              1,203           1,158            (600)
Loss on real estate held for investment or sale, net                                       (18,688)        (24,413)         (5,549)
Gain on sales of loans, net                                                                 73,822          23,242          12,882
Net unrealized gain on valuation of interest-only strips                                     6,976              --              --
Other                                                                                       22,573          19,713           7,320
                                                                                     --------------  --------------  --------------
Total other income                                                                         412,977         344,504         232,625
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands, except per share amounts)                                                 1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                       $     160,949   $     127,370   $     108,218
Loan                                                                                        29,943          28,284          15,745
Property and equipment                                                                      24,626          20,930          16,512
Marketing                                                                                   74,504          53,705          46,117
Data processing                                                                             48,138          41,270          34,310
Depreciation and amortization                                                               28,479          24,410          21,461
Deposit insurance premiums                                                                   5,033          37,362          10,749
Amortization of goodwill and other intangible assets                                         2,615           1,775           2,411
Other                                                                                       44,059          46,222          42,641
                                                                                     --------------  --------------  --------------
Total operating expenses                                                                   418,346         381,328         298,164
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                             $      80,181   $      46,111   $      55,683
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                     $      61,194   $      21,935   $      28,342
Income tax provision                                                                        12,810           8,301           2,021
                                                                                     --------------  --------------  --------------
Income before minority interest                                                             48,384          13,634          26,321
Minority interest held by affiliates                                                        (6,848)         (3,962)         (5,721)
Minority interest -- other                                                                 (22,676)         (9,750)         (9,750)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                      $      18,860   $         (78)         10,850
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                     $       13,442  $      (5,498)  $       5,430

NET INCOME (LOSS) PER COMMON SHARE
Income before minority interest                                                      $         8.90  $        1.70   $        4.33
Minority interest held by affiliates                                                          (1.42)         (0.82)          (1.19)
Minority interest -- other                                                                    (4.70)         (2.02)          (2.02)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                   $         2.78  $       (1.14)  $        1.12
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================


                                                                                             For the Year Ended September 30
                                                                                     ----------------------------------------------
(Dollars in thousands, except per share amounts)                                         1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)                                           $         516   $         516   $         516
                                                                                     --------------  --------------  --------------


COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                                 6,642           6,642           6,642
                                                                                     --------------  --------------  --------------


PAID-IN SURPLUS
Beginning and end of year                                                                   92,943          92,943          92,943
                                                                                     --------------  --------------  --------------


DEFICIT
Beginning of year                                                                         (156,084)       (123,943)       (134,793)

Net income (loss)                                                                           18,860             (78)         10,850

Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions ($0.97 per share in 1996)                                                 --            (500)             --
        Distributions payable ($10.50 and $61.17 per share in 1997 and 1996,
          respectively)                                                                     (5,418)        (31,563)             --

                                                                                     --------------  --------------  --------------
End of year                                                                               (142,642)       (156,084)       (123,943)
                                                                                     --------------  --------------  --------------


Net unrealized holding losses                                                                 (396)         (1,500)         (2,490)
                                                                                     --------------  --------------  --------------


TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                               (41,848)        (41,848)        (41,848)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' DEFICIT                                                          $     (84,785)  $     (99,331)  $     (68,180)
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands)                                                                           1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                             $      (8,531)  $     (15,924)  $     (12,032)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                            10,543          10,020           9,714
    (Gain) loss on sale of property                                                           (895)             68          (1,654)
    Write-down of real estate to net realizable value                                           --              --           2,727
    (Increase) decrease in accounts receivable and accrued income                               17          (4,869)           (224)
    (Increase) decrease in deferred tax asset                                               (3,252)          1,881          10,836
    Increase in accounts payable and accrued expenses                                        1,058             430             317
    (Increase) decrease in tax sharing receivable                                            2,492          14,533          (5,685)
    Amortization of debt expense                                                               664             674             476
    Equity in earnings of unconsolidated entities                                           (4,150)         (3,374)         (3,681)
    Other                                                                                    8,965           5,593           3,530
                                                                                     --------------  --------------  --------------
                                                                                             6,911           9,032           4,324
                                                                                     --------------  --------------  --------------
Banking
Net income                                                                                  27,391          15,846          28,603
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees               7,130            (163)           (435)
    Depreciation and amortization                                                           28,708          24,635          21,690
    Amortization of goodwill and other intangible assets                                     2,633           1,795           2,436
    Provision for loan losses                                                              125,115         115,740          54,979
    Capitalized interest on real estate held for investment or sale                         (2,212)         (3,462)         (4,512)
    Purchases of trading securities                                                         (7,899)             --              --
    Proceeds from sales of trading securities                                              430,938         363,364         239,147
    Net fundings of loans held for sale                                                   (697,593)       (690,589)       (390,634)
    Proceeds from sales of loans held for sale and/or securitization                     2,599,860       1,984,484       2,188,531
    Proceeds from sales of spread accounts                                                 144,200          42,140          59,200
    Earnings on real estate                                                                 (1,156)         (2,278)        (18,882)
    Provision for losses on real estate held for investment or sale                         19,623          26,341          26,321
    (Gain) loss on sales of trading securities, net                                         (1,203)         (1,158)            600
    Gain on sales of loans, net                                                            (73,822)        (23,242)        (12,882)
    Unrealized gain on valuation of interest-only strips                                    (6,976)             --              --
    Increase in interest-only strips                                                      (105,812)             --              --
    (Increase) decrease in excess spread assets                                             42,602         (16,962)           (442)
    Increase in servicing assets                                                            (8,806)         (4,238)        (13,294)
    Increase in other assets                                                              (207,883)       (103,211)       (145,918)
    Increase in other liabilities and accrued expenses                                      21,741          23,724          34,903
    Increase (decrease) in tax sharing payable                                              (2,492)        (14,533)          5,685
    Minority interest held by affiliates                                                     6,848           3,962              --
    Minority interest - other                                                                9,750           9,750           9,750
    Other                                                                                    8,006         (12,440)          3,176
                                                                                     --------------  --------------  --------------
                                                                                         2,358,691       1,739,505       2,088,022
                                                                                     --------------  --------------  --------------
Net cash provided by operating activities                                                2,365,602       1,748,537       2,092,346
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                          (10,120)         (7,408)         (6,270)
Property acquisitions                                                                       (4,709)             --         (10,193)
Property sales                                                                               1,399           1,812              --
Equity investment in unconsolidated entities                                                 1,723             639            (733)
Other                                                                                           43              50              53
                                                                                     --------------  --------------  --------------
                                                                                           (11,664)         (4,907)        (17,143)
                                                                                     --------------  --------------  --------------
Banking
Net proceeds from maturities of investment securities                                        5,000           4,410             100
Net proceeds from redemption of Federal Home Loan Bank stock                                 9,482              --              --
Net proceeds from sales of real estate                                                      23,624          58,874         133,300
Net fundings of loans receivable                                                        (1,898,904)     (1,702,926)     (2,295,069)
Principal collected on mortgage-backed securities                                          771,095         221,698         183,166
Purchases of Federal Home Loan Bank stock                                                  (10,712)             --              --
Purchases of investment securities                                                              --          (9,725)             --
Purchases of mortgage-backed securities                                                   (311,554)       (649,688)       (107,127)
Purchases of loans receivable                                                             (754,515)       (391,878)        (88,518)
Purchases of property and equipment                                                        (77,859)        (69,749)        (55,924)
Acquisition of other intangible assets                                                      (9,063)             --              --
Disbursements for real estate held for investment or sale                                  (14,199)        (14,447)        (32,834)
Other                                                                                        1,036          (5,950)          1,103
                                                                                     --------------  --------------  --------------
                                                                                        (2,266,569)     (2,559,381)     (2,261,803)
                                                                                     --------------  --------------  --------------
Net cash used in investing activities                                                   (2,278,233)     (2,564,288)     (2,278,946)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                     ----------------------------------------------
(In thousands)                                                                           1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                     $      27,072  $          --   $       11,400
Principal curtailments and repayments of mortgages                                         (19,977)         (8,573)        (12,424)
Proceeds from secured note financing                                                            --           2,500             500
Repayments of secured notes                                                                 (2,500)           (500)             --
Proceeds from sales of unsecured notes                                                       5,822           3,708           4,428
Repayments of unsecured notes                                                               (1,556)         (2,398)         (3,659)
Costs of obtaining financings                                                                 (626)           (201)           (516)
Dividends paid - preferred shares of beneficial interest                                      (750)           (500)             --
                                                                                     --------------  --------------  --------------
                                                                                             7,485          (5,964)           (271)
                                                                                     --------------  --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                    18,915,801      15,312,125      14,086,575
Customer withdrawals of deposits and payments for maturing certificates of deposit     (18,186,082)    (15,307,340)    (13,936,084)
Net increase (decrease) in securities sold under repurchase agreements                    (574,217)        574,400             777
Advances from the Federal Home Loan Bank                                                   877,483         429,459         992,073
Repayments of advances from the Federal Home Loan Bank                                    (958,037)       (315,446)       (937,021)
Proceeds from other borrowings                                                           6,271,193       2,469,675         793,261
Repayments of other borrowings                                                          (6,259,554)     (2,417,606)       (816,755)
Cash dividends paid on preferred stock                                                      (9,750)         (9,750)         (9,750)
Cash dividends paid on common stock                                                         (9,000)         (8,500)             --
Repayment of capital notes - subordinated                                                  (10,000)             --              --
Net proceeds received from capital notes - subordinated                                     96,112              --              --
Net proceeds from issuance of preferred stock                                              144,000              --              --
Other                                                                                       (4,605)              2         (12,110)
                                                                                     --------------  --------------  --------------
                                                                                           293,344         727,019         160,966
                                                                                     --------------  --------------  --------------
Net cash provided by financing activities                                                  300,829         721,055         160,695
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       388,198         (94,696)        (25,905)
Cash and cash equivalents at beginning of period                                           281,941         376,637         402,542
                                                                                     --------------  --------------  --------------
Cash and cash equivalents at end of period                                           $     670,139   $     281,941   $     376,637
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest (net of amount capitalized)                                         $     267,758   $     237,568   $     217,186
        Income taxes paid (refunded)                                                        (2,552)          4,356          (1,327)
        Shares of Saul Centers, Inc. common stock                                            6,111           4,864           7,757
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                               2,539           1,952           1,380
        Distributions from Saul Holdings Limited Partnership                                 5,453           5,453           5,453

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                   4,195           3,725           3,588
    Loans held for sale exchanged for trading securities                                   430,786         363,257         133,014
    Mortgage-backed securities available-for-sale transferred to mortgage-backed
        securities held-to-maturity                                                             --              --         942,085
    Investment securities available-for-sale transferred to investment securities
        held-to-maturity                                                                        --              --           4,354
    Real estate held for investment transferred to real estate held for sale                    --              --           9,273
    Loans receivable transferred to loans held for sale and/or securitization            2,026,478       1,594,262       2,387,690
    Loans made in connection with the sale of real estate                                    7,769          46,537          10,826
    Loans receivable transferred to real estate acquired in settlement of loans              4,706           5,972           9,822
    Loans receivable exchanged for mortgage-backed securities held-to-maturity           1,136,180              --          23,155
    Loans held for sale and/or securitization transferred to loans receivable                   --              --          50,000
    Loans held for sale transferred to loans receivable                                         --           3,146              --


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

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. and its subsidiaries (collectively the "Bank" or the "Corporations"), whose assets accounted for approximately 95% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1997. The Bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the Bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Trust recognizes an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Trust expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are generally reported at the lower of carrying amount or fair value less the cost to sell.

INCOME TAXES

The Trust files a consolidated federal income tax return which includes operations of all 80% or more owned subsidiaries. It voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The Trust uses an asset and liability approach in accounting for income taxes. Deferred income taxes are recorded using currently enacted tax laws and rates. To the extent that realization of deferred tax assets is more likely than not, such assets are recognized.


NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1997, 1996 and 1995, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1996 and 1995 to conform with the presentation used for the year ended September 30, 1997.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") establishes standards for disclosing information about an entity's capital structure. SFAS 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Because SFAS 129 addresses only disclosure related issues, its adoption will not have an impact on the Trust's financial condition or its results of operations.

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997 and establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have an impact on the Trust's financial condition or its results of operations.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was also issued in June 1997. SFAS 131 establishes accounting standards for the way business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Because SFAS 131 addresses only disclosure related issues, its adoption will not have an impact on the Trust's financial condition or its results of operations.

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

Liabilities

The carrying amount of mortgage notes payable and notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1997 and 1996 the fair value of Notes payable - unsecured was $47.9 and $43.8 million, respectively.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

The Bank is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans, primarily credit card and automobile loans. The Bank's principal deposit market is the Washington, D.C. metropolitan area.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest - bearing deposits, federal funds sold and securities purchased under agreements to resell.

Regulation D of the Federal Reserve Act requires the Bank to maintain reserves in the form of cash and deposits at the Federal Reserve Bank. The total average reserve balances maintained by the Bank, which consisted primarily of cash, were $114.6, $105.2, and $87.8 million during the years ended September 30, 1997, 1996, and 1995, respectively.

LOANS HELD FOR SALE

The Bank engages in mortgage banking activities. At September 30, 1997 and 1996, loans held for sale are composed of single-family residential loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities."

LOANS HELD FOR SECURITIZATION AND SALE

The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets. These securitizations are recorded as sales. Gains on the sale of loans are limited to amounts related to loans existing at the date of sale and do not include amounts related to loans expected to be sold during any future reinvestment period.

Loans held for securitization and sale are the lesser of loans eligible for securitization or loans that management contemplates to securitize within six months. Such loans held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The Bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Prior to fiscal 1995, the Bank classified all of its investment and mortgage-backed securities as available-for-sale.

During fiscal 1995, the Bank transferred all of its investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity. These securities were transferred at their fair value. Net unrealized holding losses, net of the related income tax effect, amounting to $3.5 million as of the date of the transfer, and $493,000 as of September 30, 1997, continue to be reported as a separate component of stockholders' equity and are being amortized to income over the remaining lives of the securities using the level-yield method. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1997 and 1996.

Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

TRADING SECURITIES

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $430.9, $363.4 and $239.1 million during the years ended September 30, 1997, 1996 and 1995, respectively. The Bank realized net gains of $1.2 and $1.2 million on the sales of trading securities for the years ended September 30, 1997 and 1996, respectively. The Bank realized net losses of $600,000 on the sales of trading securities for the year ended September 30, 1995. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage securities classified as trading securities at September 30, 1997 and 1996.

At September 30, 1997, the Bank held one automobile loan-backed security in the amount of $7.9 million, which was classified as trading. Such security was established in conjunction with an automobile loan securitization transaction and represents a separate class of certificates, all of which was retained by the Bank. See Note 14.

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

Each impaired real estate loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal. Interest income on impaired credit card loans is recognized using the current interest rate of the loan and the accrual method. Interest income continues to accrue on delinquent credit card loans until such loan is either paid or charged off.

At September 30, 1997 and 1996, the Bank had two impaired real estate loans with aggregate book values of $1.0 and $1.3 million, respectively, before the related allowance for losses of $545,000 and $364,000, respectively. At September 30, 1997, the Bank had impaired credit card loans with a carrying value of $116.9 million, before the related allowance for losses of $18.9 million. At September 30, 1996, the Bank had impaired credit card loans with a carrying value of $55.9 million, before the related allowance for losses of $4.0 million. The average recorded investment in impaired credit card and real estate loans for the years ended September 30, 1997, 1996 and 1995 was $99.0, $49.8, and $33.5 million, respectively. The Bank recognized interest income of $13.1, $7.3, and $5.3 million on its impaired loans for the years ended September 30, 1997, 1996 and 1995, respectively.

TROUBLED DEBT RESTRUCTURINGS

At September 30, 1997 and 1996, the Bank had $11.9 and $13.6 million, respectively, of loans accounted for as troubled debt restructurings, all of which were performing loans. At September 30, 1997, the Bank had commitments to lend $85,000 of additional funds on loans which have been restructured.

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

ACCRUED INTEREST RECEIVABLE ON LOANS

Loans, other than credit card loans, are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

Effective June 30, 1997, the Bank conformed its reporting practices for credit card loans to that of most credit card issuers and has excluded credit card loans from non-performing assets. Credit card loans are not placed on non-accrual status, but continue to accrue interest until the loan is either paid or charged-off.

REAL ESTATE HELD FOR INVESTMENT OR SALE

Real Estate Held for Investment

At September 30, 1997 and 1996, real estate held for investment consists of developed land owned by one the Bank's subsidiaries. Real estate held for investment is carried at the lower of aggregate cost or net realizable value. See Note 12.

Real Estate Held for Sale

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value. Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $2.2, $3.5 and $4.5 million for the years ended September 30, 1997, 1996 and 1995, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 15 years. At September 30, 1997 and 1996, goodwill totaled $1.1 and $2.4 million, respectively. During fiscal 1997, the Bank purchased approximately $138.0 million of home equity loans. The amount of the premium attributable to the value of the home equity relationships has been included in goodwill and other intangible assets in the Consolidated Balance Sheets. This premium is being amortized over the estimated lives of the underlying loans. Other intangible assets totaled $7.7 million at September 30, 1997. Accumulated amortization of goodwill and other intangible assets was $37.8 and $35.1 million at September 30, 1997 and 1996, respectively.

SERVICING ASSETS

Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (described below under the caption "Adoption of Recently Issued Accounting Standards") which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values.

Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Amortization of these assets amounted to $9.0, $7.8 and $2.2 million for the years ended September 30, 1997, 1996 and 1995, respectively. Accumulated amortization was $56.7 and $47.7 million at September 30, 1997 and 1996, respectively. During fiscal 1997, 1996 and 1995, the Bank recorded $15.8, $16.1 and $16.3 million respectively, of servicing assets related to the sale and/or securitization of loans.

The Bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the Bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. The aggregate fair value of servicing assets at September 30, 1997 was $46.0 million.

Activity in the valuation allowance for servicing assets is summarized as follows. No valuation allowances were recorded during fiscal 1995.


                                               Year Ended
                                              September 30,
                                   -----------------------------------
(In thousands)                           1997                1996
--------------------------------   ---------------     ---------------
Balance at beginning of year       $        3,142      $          -
Additions charged / (reductions)
    credited to loan expenses              (2,013)              3,142
                                   ---------------     ---------------
Balance at end of year             $        1,129      $        3,142
                                   ===============     ===============

During fiscal 1996, the Bank sold $947,000 of rights to service mortgage loans with principal balances of $59.7 million, which were originated by the Bank in connection with its mortgage banking activities. In fiscal 1995, the Bank sold the rights to service mortgage loans with principal balances of $148.1 million, which were originated by the Bank in connection with its mortgage banking activities, and recognized a gain of $1.4 million. There were no sales of rights to service mortgage loans during fiscal 1997.

INTEREST-ONLY STRIPS

Upon the Bank's adoption of SFAS 125, effective January 1, 1997, previously recognized excess spread assets were reclassified as interest-only strips. Interest-only strips represent rights to certain future net cash flows from securitized assets that are available after all expenses of the transaction have been paid ("residual cash flow"). Interest-only strips are amortized using the effective yield method over the estimated lives of the underlying loans. Amortization of these assets amounted to $26.1 million for the nine months ended September 30, 1997. Accumulated amortization was $129.2 million at September 30, 1997. Interest-only strips capitalized in the nine months ended September 30, 1997 of $80.1 million were related to the securitization and sale of credit card, home equity, automobile and home loan receivables. See Note 14.

Prior to January 1, 1997, when loans (other than credit card) were sold with the residual cash flow retained by the Bank, the net present value of such residual cash flow was recorded as an adjustment to the sales price of the loans. See "Accounting Standards Issued but not yet Adopted." Estimated future losses were deducted in the computation of such residual cash flows. The resulting excess spread assets were amortized using the level-yield ("interest") method over the estimated lives of the underlying loans. Amortization of these assets amounted to $4.9, $17.8 and $14.5 million for the three months ended December 31, 1996 and for the years ended September 30, 1996 and 1995, respectively. Accumulated amortization was $103.2 and $98.3 million at December 31, 1996 and September 30, 1996, respectively. Excess spread assets capitalized in the three months ended December 31, 1996 and in fiscal 1996 and 1995 of $14.0, $34.7 and $15.0 million, respectively, were the result of the residual cash flow retained upon the securitization and sale of home equity credit line, automobile and home loan receivables.

SFAS 125 requires a periodic assessment of the carrying value of interest-only strips. Because these assets can be contractually prepaid or otherwise settled such that the Bank would not recover substantially all of its recorded investment, the assets are being measured like available-for-sale securities or trading securities, under SFAS No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1997, the Bank accounted for its interest-only strips as trading securities, and accordingly carries them at fair value.

The Bank estimates the fair value of the interest-only strips on a discounted cashflow basis using appropriate discount rates. Adjustments to the fair market value are recognized as unrealized gains or losses. Unrealized gains in the aggregate amount of $7.0 million, are included in the Consolidated Statements of Operations and represent the September 30, 1997 adjustment on the interest-only strips related to the credit card securitized assets.

DERIVATIVE FINANCIAL INSTRUMENTS

The Bank uses various strategies to minimize interest-rate risk, including interest-rate cap agreements and forward sale or purchase commitments. Premiums paid for interest-rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest-rate caps on a straight-line basis. Funds payable to the Bank are recognized as income in the month such funds are earned. At September 30, 1997 and 1996, unamortized premiums amounted to $3.1 and $6.2 million, respectively. Gains and losses on forward sale or purchase commitments are deferred and recorded as a component of the gain on sales of loans at the time the forward sale or purchase commitment matures. See Note 26. The Bank does not hold any derivative financial instruments for trading purposes.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1997, the Bank adopted SFAS 125. Among other things, SFAS 125 requires that, upon the transfer of assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Under SFAS 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. As a result of the adoption of SFAS 125, the Bank recognized gains of $33.1 million during fiscal 1997 (of which a portion represents the unrealized gains recognized), upon the securitization and sale of credit card receivables based upon the estimated fair value of the expected cash flows to be generated by the underlying receivables.

Under SFAS 125, the Bank records a gain on the securitization and sale of credit card receivables based on the estimated fair value of assets obtained and liabilities incurred in the sale. The gain recognized at the time of the sale principally represents the estimated fair value of the interest-only strip retained reduced by the estimated fair value of future losses. During the revolving period of each transaction, gains are recorded on the sale of new receivables to the trusts to replenish the investors' interest in trust receivables. See Note 14.

Prior to January 1, 1997, no gain or loss was recorded on the securitization and sale of credit card receivables; rather, loan servicing fees were recognized over the life of the transaction when earned.

SFAS 125 amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes, but generally retains, the requirements of SFAS 122. Except for the effects on the Bank's credit card securitization program, the impacts of SFAS 125 are not material to the Bank's other lending and servicing activities.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. As described below, this condition persisted in 1997 and is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding Unsecured Notes sold to the public, the payment of interest on the Senior Secured Notes (as defined below), and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing and dividend payments from the Bank.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1998 and subsequent years, will depend in significant part on its receipts of tax sharing payments and dividends from the Bank. The availability and amount of dividends and tax sharing payments in future periods, is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments and (in the case of tax sharing payments) the continued consolidation of the Bank and the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During fiscal 1997, the Bank made tax sharing payments totalling $9.8 million and dividend payments totalling $7.2 million to the Real Estate Trust. During fiscal 1996 and fiscal 1995, the Bank made tax sharing payments of $25.0 and $20.5 million, respectively, to the Real Estate Trust. During fiscal 1996, the Bank made dividend payments of $6.8 million to the Real Estate Trust. No dividends were paid in fiscal 1995.

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

The Real Estate Trust is currently selling Unsecured Notes, with maturities ranging from one to ten years, primarily to provide funds to repay maturing Unsecured Notes. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note 4. The Indenture pursuant to which the Senior Secured Notes were issued contains convenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

Through September 30, 1997, the Trust purchased either in the open market or through dividend reinvestment 1,810,104 shares of common stock of Saul Centers, Inc. (representing 14.7% of such company's outstanding common stock). Most of these shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for additional one-year terms. Interest is computed by reference to a floating rate index. At September 30, 1997, the Trust had pledged as collateral for this credit line approximately 30.5% of its investment in Saul Holdings. At that date there were no borrowings under the facility and based on the collateral pledged, unrestricted availability was $10.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which any outstanding loan amount amortizes over a two-year period. Interest is computed by reference to a floating rate index. During fiscal 1997, the line of credit was increased to $10.0 million. At September 30, 1997, the Trust had pledged as collateral for this credit line approximately 14.5% of its investment in Saul Holdings. At that date there were no borrowings under the facility and based on the collateral pledged, unrestricted availability was $4.8 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

As the owner, directly and through a wholly owned subsidiary, of a 21.5% limited partnership interest in Saul Holdings Limited Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. See Note 2. The partnership agreement provides for quarterly cash distributions to the partners out of net cash flow. During each of the fiscal years 1995 - 1997, the Real Estate Trust received distributions in the amount of $5.5 million from Saul Holdings Limited Partnership.

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3.2 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The project is 50% pre-leased. Construction is expected to be completed by December 1997 and leasing by mid-year 1998. The Real Estate Trust has obtained a construction/permanent loan which is expected to cover all costs except for the land and fees to related parties. See Note 7.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay lodging facility located on a 2.7 acre parcel adjacent to its Hampton Inn and Holiday Inn in Sterling, Virginia. The new facility will be franchised as a TownePlace Suites by Marriott and is expected to be completed by July 1998. The Real Estate Trust has obtained a construction loan which is expected to cover all costs except for the land, fees to related parties, taxes and insurance. See Note 7.

In September 1997, the Real Estate Trust entered into a contract to purchase a 308-room Holiday Inn located in Arlington, Virginia, near Washington National Airport and the Real Estate Trust's Howard Johnson Hotel. The purchase price is $25.8 million and settlement is projected for December 1997. The Real Estate Trust has obtained a lenders' commitment in the amount of $53 million which will provide funds for the new acquisition and the refinancing of five other hotels in the Real Estate Trust's portfolio. The six new loans will have a 15 year term, a fixed interest rate of 7.9%, and amortization based on a 25 year schedule.

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

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 21.5% interest, other entities affiliated with the Real Estate Trust own a 5.5% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings. As of September 30, 1997, the Real Estate Trust had pledged 36% of its interest in Saul Holdings to the Bank related to payments under the Tax Sharing Agreement.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1997, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1997 that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1997, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)
------------------------------------------------------------------------------


Saul Holdings:
  Distributions in excess of allocated net income                    $ (6,656)

Saul Centers:
  Acquisition of common shares                                         29,030
  Distributions in excess of allocated net income                      (3,731)
                                                                   -----------

Total                                                                $ 18,643
                                                                   ===========

The $18.6 million balance is included in "Other assets" in the financial statements.

As of September 30, 1997, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of common shares of Saul
Centers, effectively owns 31.8% of the consolidated entities of Saul Centers. Most of these shares and/or units have been deposited as collateral for the Senior Secured Notes and the Trust's revolving lines of credit. See Note 4.

The Condensed Consolidated Balance Sheet at September 30, 1997 and 1996, and the Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 1997, 1996 and 1995 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

                                                            September 30,
                                                     -------------------------
(In thousands)                                            1997         1996
                                                     ------------ ------------
Assets
    Real estate investments                            $ 346,253    $ 335,137
    Accumulated depreciation                            (102,186)     (99,349)
    Other assets                                          25,182       33,986
                                                     ------------ ------------
Total assets                                           $ 269,249    $ 269,774
                                                     ============ ============

Liabilities and stockholders' equity (deficit)
    Notes payable                                      $ 283,370    $ 276,981
    Other liabilities                                     16,184       15,583
                                                     ------------ ------------
    Total liabilities                                    299,554      292,564
    Total stockholders' equity (deficit)                 (30,305)     (22,790)
                                                     ------------ ------------
Total Liabilities and stockholders' equity (deficit)   $ 269,249    $ 269,774
                                                     ============ ============

Saul Centers, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

                                       For the Twelve Months Ended September 30
                                         --------------------------------------
(In thousands)                               1997         1996         1995
                                         ------------ ------------ ------------
Revenue
    Base rent                               $ 51,157     $ 49,646     $ 46,606
    Other revenue                             15,613       13,727       14,173
                                         ------------ ------------ ------------
Total revenue                                 66,770       63,373       60,779
                                         ------------ ------------ ------------

Expenses
    Operating expenses                        14,624       14,407       13,703
    Interest expense                          19,404       18,200       17,271
    Amortization of deferred debt expense      2,286        2,921        2,254
    Depreciation and amortization             10,839       10,978        9,996
    General and administrative                 3,250        3,071        2,967
                                         ------------ ------------ ------------
Total expenses                                50,403       49,577       46,191
                                         ------------ ------------ ------------
Operating income                              16,367       13,796       14,588
Non-operating item
    Sales of interest rate protection
        agreements                              (972)          --           --
                                         ------------ ------------ ------------
Net income before extraordinary
    item and minority interest                15,395       13,796       14,588
Extraordinary item - loss on early
    extinguishment of debt                      (956)        (998)          --
                                         ------------ ------------ ------------
Net income before minority interest           14,439       12,798       14,588
Minority interest                             (6,854)      (6,852)      (6,855)
                                         ------------ ------------ ------------
Net income                                   $ 7,585      $ 5,946      $ 7,733
                                         ============ ============ ============

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

                                      Buildings
                                         and        Leasehold          Related
(Dollars in thousands) No.  Land     Improvements   Interests  Total     Debt
---------------------- --- ------- ---------------- --------- -------- --------
September 30, 1997:
Income-producing
  properties
    Hotels             10  $10,843 $        117,714 $      -- $128,557 $ 82,914
    Commercial          7    4,469          105,159        --  109,628   79,597
    Other               6    3,075            1,041       149    4,265       --
                       --- ------- ---------------- --------- -------- --------
                       23  $18,387 $        223,914 $     149 $242,450 $162,511
                       === ======= ================ ========= ======== ========

Land Parcels           10  $42,160 $             -- $      -- $ 42,160 $ 19,201
                       === ======= ================ ========= ======== ========

September 30, 1996:
Income-producing
  properties
    Hotels              9  $  9,662 $       111,755 $      -- $121,417 $ 75,654
    Commercial          7     4,469         102,027        --  106,496   77,888
    Other               7     3,575             991       149    4,715       --
                       --- -------- --------------- --------- -------- --------
                       23  $ 17,706 $       214,773 $     149 $232,628 $153,542
                       === ======== =============== ========= ======== ========

Land Parcels            9  $ 41,580 $            -- $      -- $ 41,580 $ 23,662
                       === ======== =============== ========= ======== ========

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2009 and accrue interest at annual rates from 6.3% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1997 and 1996 were 10.4%. During fiscal 1997 and 1996, the Real Estate Trust sold notes amounting to approximately $10.0 and $7.4 million, respectively.

On March 30, 1994, the Real Estate Trust issued $175.0 million aggregate principal amount of its Senior Secured Notes. The Senior Secured Notes are general obligations of the Real Estate Trust ranking pari passu with all other unsubordinated obligations of the Trust and are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank and by certain other assets of the Trust as described herein. After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of the remaining amount, approximately $25.8 million was deposited with the Trustee for the Senior Secured Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which will remain in effect as long as any Senior Secured Notes are outstanding, is recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding Senior Secured Notes and Unsecured Notes and may be satisfied through deposits of cash or marketable securities. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years. As of September 30, 1997, the Real Estate Trust was required to maintain deposits of $25.2 million and had deposited 1,535,104 shares of common stock of Saul Centers (See Note 1) with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those deposits. The common stock of Saul Centers is reflected in other assets in the accompanying balance sheets. The Senior Secured Notes may be redeemed in whole or in part at any time on or after April 1, 1998, subject to, among other things, prepayment premiums.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility is for a two-year period and may be extended for one or more additional one-year terms. Interest is computed by reference to a floating rate index. At September 30, 1997, the Trust had pledged as collateral for this credit line approximately 30.5% of its investment in Saul Holdings. At that date there were no borrowings under the facility and based on the collateral pledged, unrestricted availability was $10.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility is for a one-year term, after which any outstanding loan amount would amortize over a two-year period. Interest is computed by reference to a floating rate index. During fiscal 1997, the line of credit was increased to $10.0 million. At September 30, 1997, the Trust had pledged as collateral for this credit line approximately 14.5% of its investment in Saul Holdings. At that date there were no borrowings under the facility and based on the collateral pledged, unrestricted availability was $4.8 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1997 for the fiscal years commencing October 1, 1997 is set forth in the following table.

                            Debt Maturity Schedule
                                (In thousands)
-------------------------------------------------------------------------------
                                           Notes         Notes
  Fiscal                   Mortgage      Payable -     Payable -
   Year                      Notes        Secured      Unsecured      Total
------------              ------------  ------------  ------------  -----------
   1998                      $ 11,092       $    --       $ 7,610     $ 18,702
   1999                         9,736            --        16,079       25,815
   2000                        20,095            --         8,804       28,899
   2001                         9,790            --         4,165       13,955
   2002                        11,343       175,000         5,081      191,424
Thereafter                    118,148            --         4,894      123,042
                          ------------  ------------  ------------  -----------
   Total                    $ 180,204     $ 175,000      $ 46,633    $ 401,837
-------------------------------------------------------------------------------

Of the $180.2 million of mortgage debt outstanding at September 30, 1997, $137.1 million was nonrecourse to the Real Estate Trust.

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has one noncancelable long-term lease which provides for periodic adjustments of the basic annual rent. This lease will expire in 2061. The minimum future rental commitments under this lease amount to $101,000 per year for the next five fiscal years; thereafter, the total commitment is $5.8 million.

The Real Estate Trust paid minimum ground rent expense of $101,000 each year in fiscal 1997, 1996 and 1995. In addition to the minimum ground rent payments, real estate taxes on the land are an obligation of the Real Estate Trust.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties consists of minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1997, 1996, and 1995 amounted to $19.7, $16.8 and $17.9 million, respectively. Future minimum rentals as of September 30, 1997 under noncancelable leases are as follows:

        Fiscal
         Year                                                (In thousands)
      ---------------------------------------------------------------------
         1998                                                   $ 18,817
         1999                                                     15,962
         2000                                                     12,247
         2001                                                      9,130
         2002                                                      6,184
      Thereafter                                                  12,281
      -------------------------------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the Advisor), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $292,000 during the period October 1994 through September 1995, $301,000 during the period October 1995 through March 1996, $306,000 during the period April 1996 through September 1996, and $311,000 during the period October 1996 through September 1997. The advisory contract has been extended until September 30, 1998, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Franklin amounted to $5.1, $4.8 and $4.8 million in fiscal 1997, 1996 and 1995, respectively.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $102,000, $74,000 and $80,000 in fiscal 1997, 1996 and 1995, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $158,000, $152,000 and $158,000 in fiscal 1997, 1996 and 1995, respectively.

In April 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996 the Real Estate Trust made new loans aggregating $3.5 million to the Saul Company. During fiscal 1997 a curtail of $750,000 was paid by the Saul Company. At September 30, 1997 the total due the Real Estate Trust was $15.4 million. Interest accrued on these loans amounted to $1.4, $1.4 and $1.2 million during fiscal 1997, 1996 and 1995, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1997, 1996, and 1995, the Real Estate Trust paid the Trustees $89,000, $79,000 and $81,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and four received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $0.3, $0.1 and $0.8 million, excluding expense reimbursements, during fiscal 1997, 1996, and 1995, respectively, for legal services to the Real Estate Trust and its wholly-owned subsidiaries.


SAUL HOLDINGS LIMITED PARTNERSHIP

The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1997, 1996 and 1995 were $3.0, $2.7 and $3.1 million, respectively. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Franklin at two of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $239,000, $143,000 and $55,000, in fiscal 1997, 1996 and 1995, respectively.

8. LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

Loans held for securitization and sale are composed of the following:

                                                       September 30,
(In thousands)                                      1997          1996
---------------------------------------------  ------------  ------------
   Credit card                                 $     90,000  $    225,000
   Automobile                                        80,000       225,000
   Home equity                                       50,000            -
                                               ------------  ------------

   Total                                       $    220,000  $    450,000
                                               ============  ============
9. INVESTMENT SECURITIES - THE BANK

At September 30, 1997 and 1996, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's investment securities at September 30, 1997 and 1996 are as follows:

                                           Gross       Gross
                                        Unrealized   Unrealized   Aggregate
                            Amortized     Holding      Holding      Fair
(In thousands)                Cost         Gains       Losses       Value
--------------------------- ---------   ----------   ----------   ---------
September 30, 1997
U.S. Government securities:
  Maturing within one year  $  4,998    $      14    $       -    $  5,012
                            =========   ==========   ==========   =========


                                           Gross       Gross
                                        Unrealized   Unrealized   Aggregate
                            Amortized     Holding      Holding      Fair
(In thousands)                Cost         Gains       Losses       Value
--------------------------- ---------   ----------   ----------   ---------
September 30, 1996
U.S. Government securities:
  Maturing within one year  $  4,822    $       3    $       -    $  4,825
  Maturing after one year,
   but within five years       4,996            -           (1)      4,995
                            ---------   ----------   ----------   ---------
Total U.S. Government
 securities                 $  9,818    $       3    $      (1)   $  9,820
                            =========   ==========   ==========   =========


There were no sales of investment securities during the years ended September 30, 1997, 1996 and 1995.

 10. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1997 and 1996, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at September 30, 1997 and 1996 are as follows:

                                 Gross       Gross
                               Unrealized  Unrealized  Aggregate
                               Amortized    Holding     Holding        Fair
(In thousands)                   Cost        Gains      Losses        Value
----------------------------- ----------- ----------- ----------- ------------
September 30, 1997
   FNMA                       $   333,563 $     1,425 $   (1,948) $   333,040
   FHLMC                          856,522       6,480     (2,835)     860,167
   Private label, AAA-rated       734,632           -     (4,828)     729,804
   Private label, AA-rated         60,990         666          -       61,656
                              ----------- ----------- ----------- ------------
     Total                    $ 1,985,707 $     8,571 $   (9,611) $ 1,984,667
                              =========== =========== =========== ============

                                 Gross       Gross
                               Unrealized  Unrealized  Aggregate
                               Amortized    Holding     Holding        Fair
(In thousands)                   Cost        Gains      Losses        Value
----------------------------- ----------- ----------- ----------- ------------
September 30, 1996
   FNMA                       $   432,527 $     2,253 $     (162) $   434,618
   FHLMC                          792,752       1,266     (2,802)     791,216
   Private label, AA-rated         81,138         866          -       82,004
                              ----------- ----------- ----------- ------------
      Total                   $ 1,306,417 $     4,385 $   (2,964) $ 1,307,838
                              =========== =========== =========== ============

There were no sales of mortgage-backed securities from the available-for-sale or the held-to-maturity portfolios during the years ended September 30, 1997, 1996 and 1995. See Summary of Significant Accounting Policies - The Bank - "Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $11.9 and $8.1 million at September 30, 1997 and 1996, respectively, and is included in other assets in the Consolidated Balance Sheets.

At September 30, 1997, certain mortgage-backed securities were pledged as collateral for Federal Home Loan Bank of Atlanta advances, other short-term borrowings and other recourse arrangements. See Notes 18, 19 and 26. Other mortgage-backed securities with a book value of $24.7 million were pledged as collateral primarily for credit card settlement obligations.

11. LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                      September 30,
(In thousands)                                     1997           1996
---------------------------------------       -------------   ------------
Single-family residential                     $    747,070    $ 1,525,322
Home equity                                         44,088         32,052
Commercial real estate and multifamily              53,816         78,951
Real estate construction                            77,221         41,561
Ground                                              29,592         44,723
Commercial                                         152,483         85,372
Credit card                                        987,149        893,271
Automobile                                         137,111         72,560
Home improvement and related loans                  49,551         94,316
Overdraft lines of credit and
   other consumer                                   36,029         37,954
                                              -------------   ------------
                                                 2,314,110      2,906,082
                                              -------------   ------------

Less:
 Undisbursed portion of loans                      106,217         50,811
 Unearned discounts                                    449            836
 Net deferred loan origination costs                (2,475)       (14,055)
 Allowance for losses on loans                     105,679         95,523
                                              -------------   ------------
                                                   209,870        133,115
                                              -------------   ------------
   Total                                      $  2,104,240    $ 2,772,967
                                              =============   ============

The Bank serviced loans owned by others amounting to $9,731.8 and $7,998.5 million at September 30, 1997 and 1996, respectively.

Accrued interest receivable on loans totaled $19.0 and $33.2 million at September 30, 1997 and 1996, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                           September 30,
(In thousands)                                          1997           1996
-------------------------------------------------- -------------- -------------

Real estate held for investment                    $        3,819 $       3,819
                                                   -------------- -------------
Real estate held for sale                                 231,407       246,380
                                                   -------------- -------------
Less:
 Allowance for losses on real estate held
    for investment                                            198           191
 Allowance for losses on real estate held for sale        140,738       126,519
                                                    ------------- -------------
                                                          140,936       126,710
Total real estate held for investment or sale       $      94,290 $     123,489
                                                    ============= =============

Loss on real estate held for investment or sale is composed of the following:

                                                      September 30,
(In thousands)                                 1997       1996       1995
------------------------------------------- ---------- ---------- ----------
Provision for losses                        $ (19,623) $ (26,341) $ (26,321)
Net income (loss) from operating properties      (221)      (350)     1,890
Equity earnings from investments in
   limited partnerships                             -          -      4,470
Net gain on sales                               1,156      2,278     14,412
                                            ---------- ---------- ----------
 Total                                      $ (18,688) $ (24,413) $  (5,549)
                                            ========== ========== ==========

13. ALLOWANCES FOR LOSSES - THE BANK

Activity in the allowances for losses on loans receivable and real estate held for investment or sale is summarized as follows:

                                                           Real Estate
                                                             Held for
                                                Loans      Investment
(In thousands)                                Receivable     or Sale
-----------------------------------------    ------------  -----------
Balance, September 30, 1994                  $    50,205   $  118,973
  Provision for losses                            54,979       26,321
  Charge-offs                                    (56,577)     (10,058)
  Recoveries                                      11,889           -
                                             ------------  -----------
Balance, September 30, 1995                       60,496      135,236
  Provision for losses                           115,740       26,341
  Charge-offs                                    (92,047)     (34,867)
  Recoveries                                      11,334           -
                                             ------------  -----------
Balance, September 30, 1996                       95,523      126,710
  Provision for losses                           125,115       19,623
  Increase due to acquisition of loans               118           -
  Charge-offs                                   (126,506)      (5,397)
  Recoveries                                      11,429           -
                                             ------------  -----------
Balance, September 30, 1997                  $   105,679   $  140,936
                                             ============  ===========

The allowances for losses at September 30, 1997 are based on management's estimates of the amount of allowances required to reflect the losses incurred in the loan and real estate portfolios based on circumstances and conditions known at the time. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

14. ASSET-BACKED TRANSACTIONS - THE BANK

The Bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors.

The Bank sold credit card receivables and received gross proceeds of $1,084.5, $919.0 and $1,550.0 million during the years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1997, the Bank recognized gains of $33.1 million on credit card transactions. Of the $33.1 million gain, $26.2 million represents gains recognized on 1997 securitizations and sales of additional receivables for previous transactions, and the remainder represents gains recognized to adjust the interest-only strips to fair market value. See Summary of Significant Accounting Policies - The Bank. Outstanding trust certificate balances related to these and previous securitizations were $4,015.2 and $3,889.7 million at September 30, 1997 and 1996, respectively. The related receivable balances contained in the trusts were $4,659.7 and $4,587.1 million at September 30, 1997 and 1996, respectively. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 26.

The Bank sold amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations and received gross proceeds of $144.2, $42.1 and $59.2 million during fiscal 1997, 1996 and 1995, respectively. A loss of $7.2 million was recognized on the 1997 transaction and is included in gain on sales of loans, net, in the Consolidated Statements of Operations. No gains or losses were recorded on the transactions during fiscal 1996 and 1995. Outstanding trust certificate balances related to these securitizations were $225.9 and $91.8 million at September 30, 1997 and 1996, respectively.

The Bank sold automobile loan receivables and received gross proceeds of $938.9, $475.3 and $252.2 million during fiscal 1997, 1996 and 1995, respectively. Gains recognized on these transactions were $26.9, $7.3 and $4.0 million, respectively. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $1,083.0 and $505.6 million at September 30, 1997 and 1996, respectively, $7.9 million of which represents a separate class of certificates retained by the Bank in conjunction with one 1997 transaction. These certificates were classified as trading securities at September 30, 1997. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 26.

The Bank sold home equity credit line receivables and received gross proceeds of $139.8, $96.5 and $150.5 million, during the years ended September 30, 1997, 1996 and 1995, respectively. Gains recognized on these transactions were $3.4, $4.7 and $7.6 million, during the years ended September 30, 1997, 1996 and 1995, respectively. The $3.4 million amount recognized in income for fiscal 1997 represents gains recognized on the sale of new receivables into existing trusts. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $325.8 and $459.1 million, respectively, at September 30, 1997, and $416.4 and $440.4 million, respectively, at September 30, 1996. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 26.

During the year ended September 30, 1997, the Bank sold home loan and home equity receivables in an asset-backed transaction to investors representing interests in the trust. The gross proceeds received on this sale were $216.3 million. The gain recognized on this transaction was $11.2 million. Pursuant to a subsequent competitive auction, the Bank purchased the receivables related to the home loan portion of the trust. At September 30, 1997, the outstanding trust certificate balances and the related receivable balances (consisting solely of home equity receivables at September 30, 1997) contained in the trust were $133.3 million. The Bank continues to service the underlying loans and is contingently liable under a credit enhancement facility related to this transaction. See Note 26.

The Bank sold home loan receivables and received gross proceeds of $154.4 and $153.5 million for the years ended September 30, 1997 and 1996, respectively. Gains recognized on these transactions were $7.2 and $9.5 million, respectively. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $246.8 and $244.1 million, respectively, at September 30, 1997, and $153.5 and 141.1 million, respectively, at September 30, 1996. The Bank continues to service the underlying loans and is contingently liable under credit enhancement facilities related to these transactions. See
Note 26.

15. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                             Estimated
                               Useful               September 30,
(Dollars in thousands)          Lives             1997        1996
-------------------------- ----------------   ------------ -----------
Land                               -          $    49,925  $   45,211
Construction in progress           -                1,950      18,596
Buildings and improvements    10-45 years         122,326      88,362
Leasehold improvements        5-20 years           83,526      65,467
Furniture and equipment       5-10 years          182,044     149,470
Automobiles                    3-5 years            2,303       1,964
                                              ------------ -----------
                                                  442,074     369,070
Less:
   Accumulated depreciation
     and amortization                             168,512     143,935
                                              ------------ ----------
      Total                                   $   273,562  $  225,135
                                              ============ ==========


Depreciation and amortization expense amounted to $28.5, $24.4 and $21.5 million for the years ended September 30, 1997, 1996 and 1995, respectively.

16. LEASES - THE BANK

The Bank has noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from 1998 to 2019 and ground leases which have terms expiring from 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1997:

                Year Ending
               September 30,   (In thousands)
               -------------   --------------
                1998            $   13,700
                1999                11,696
                2000                10,862
                2001                 9,474
                2002                10,620
                Thereafter          73,448
                               --------------
                   Total        $  129,800
                               ==============

Future minimum sublease rental income at September 30, 1997 totaled $226,000. Rent expense totaled $16.1, $13.5 and $11.2 million for the years ended September 30, 1997, 1996 and 1995, respectively.

17. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:
                                                    September 30,
                                               1997                1996
                                       -------------------- -------------------
                                                   Weighted            Weighted
                                                    Average             Average
(Dollars in thousands)                   Amount      Rate    Amount      Rate
-------------------------------------- -----------   ------ -----------  -------
Demand accounts                        $   215,678      -  $   156,517      -
NOW accounts                               904,697    2.42%     851,385   2.42%
Money market deposit accounts              983,016    3.97%   1,002,688   3.88%
Statement savings accounts                 907,141    3.48%     881,285   3.47%
Other deposit accounts                      79,071    2.99%      68,487   2.98%
Certificate accounts, less than $100     1,156,724    5.50%   1,030,401   5.30%
Certificate accounts, $100 or more         647,429    5.69%     173,274   5.41%
                                       -----------          -----------
    Total                              $ 4,893,756    3.99% $ 4,164,037   3.75%
                                       ===========          ===========


Interest expense on deposit accounts is composed of the following:

                                       Year Ended September 30,
(In thousands)                       1997        1996        1995
-------------------------------   ----------- ----------- -----------
NOW accounts                      $    21,882 $    23,044 $    23,692
Money market deposit accounts          38,644      38,317      42,420
Statement savings accounts             30,927      30,034      33,394
Certificate accounts                   75,180      69,180      53,033
Other deposit accounts                  2,274       1,994       1,760
                                  ----------- ----------- -----------
    Total                         $   168,907 $   162,569 $   154,299
                                  =========== =========== ===========


Outstanding certificate accounts at September 30, 1997 mature in the years indicated as follows:

          Year Ending
          September 30,            (In thousands)
          -------------            --------------
              1998                  $  1,514,252
              1999                       139,458
              2000                       104,298
              2001                        19,459
              2002                        26,686
                                   --------------
                       Total        $  1,804,153
                                   ==============

At September 30, 1997, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                              (In thousands)
                                              --------------
      Three months or less                    $     294,151
       Over three months through six months         154,288
       Over six months through 12 months            171,852
       Over 12 months                                27,138
                                              -------------
          Total                                $    647,429
                                              =============

18. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
               SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:
                                                        September 30,
(Dollars in thousands)                            1997      1996      1995
----------------------------------------------- --------  --------  --------
Securities sold under repurchase agreements:
  Balance at year-end                           $  2,606  $576,823  $  2,424
  Average amount outstanding during the year     483,076    59,687   161,599
  Maximum amount outstanding at any month-end    946,090   576,823   355,991
  Amount maturing within 30 days                   2,606   576,576     2,424
  Weighted average interest rate during the year 5.48% 5.50% 6.01% Weighted average interest rate on year-end
    balances                                       5.35%     5.41%     5.45%

Other short-term borrowings:
  Balance at year-end                            $72,215   $60,318   $ 8,011
  Average amount outstanding during the year      39,126    13,641    17,896
  Maximum amount outstanding at any month-end     72,241    60,318    50,842
  Amount maturing within 30 days                  72,215    60,318     8,011
  Weighted average interest rate during the year 5.11% 5.04% 5.58% Weighted average interest rate on year-end
    balances                                       5.34%     5.63%     5.77%


The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1997, the Bank had pledged mortgage-backed securities with a book value of $100.1 million to secure certain other short-term borrowings.

19. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1997, advances from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $188.5 million. Of the total advances at September 30, 1997, $150.0 million have a weighted average interest rate of 5.63%, adjust quarterly based on the three-month London Interbank Offered Rate ("LIBOR") and mature over varying periods between November 1997 and March 1998. The weighted average interest rate on the remaining $38.5 million is 6.62% which is fixed for the term of the advances which mature over varying periods between December 1997 and September 2007.

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock and mortgage-backed securities with a book value of $257.3 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1997 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

20. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders, are composed of the following:

                                            September 30,           Interest
(Dollars in thousands)                   1997         1996            Rate
-----------------------------------  ------------ ------------    -------------
Private placement:
   BACOB Bank, s.c.,
        due December 1996            $        -   $     10,000     LIBOR + 3.0%

Public placement:
   Subordinated debentures due 2005       150,000      150,000        9 1/4%
   Subordinated debentures due 2008       100,000          -          9 1/4%
                                     ------------ ------------
        Total                        $    250,000 $    160,000
                                     ============ ============

On December 3, 1996, the Bank sold $100.0 million of its 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"). The Bank received net proceeds of $96.1 million from the sale of the 1996 Debentures which were used for general corporate purposes. The Bank received OTS approval to include the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes.

On November 23, 1993, the Bank sold $150.0 million of its 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). The Bank received net proceeds of $143.6 million from the sale of the 1993 Debentures, of which approximately $134.2 million was used to redeem $78.5 million of debentures due in 2002 and $50.0 million of debentures due in 2003 on December 23, 1993 and December 24, 1993, respectively. The remaining net proceeds were used for general corporate purposes. The Bank incurred a loss of $6.3 million, after related income taxes, in connection with the redemption of these debentures. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

The indenture pursuant to which the 1993 Debentures were sold (the "Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the Bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 21.

Deferred debt issuance costs, net of accumulated amortization, amounted to $9.4 and $5.6 million at September 30, 1997 and 1996, respectively, and are included in other assets in the Consolidated Balance Sheets.

On November 15, 1996, the Bank redeemed the $10.0 million private placement note.

21. REAL ESTATE INVESTMENT TRUST SUBSIDIARY - THE BANK

On December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A (the "REIT Preferred Stock"), and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events. The Bank received OTS approval to include the proceeds from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The REIT Preferred Stock is not redeemable until January 15, 2007, and is redeemable thereafter at the option of the REIT Subsidiary. The net cash proceeds from the sale of the REIT Preferred Stock is reflected in minority interest -- other in the Trust's Consolidated Balance Sheets. Dividends on the REIT Preferred Stock are presented as a reduction of net income in the Consolidated Statements of Operations.

22. PREFERRED STOCK - THE BANK

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

23. RETIREMENT PLAN - THE BANK

The Bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $5.6, $4.7 and $3.9 million for the years ended September 30, 1997, 1996 and 1995, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank's common stock.

24. REGULATORY MATTERS - THE BANK

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank's regulatory capital requirements at September 30, 1997 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September 30, 1997, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the Bank's understanding of the applicable FIRREA and "prompt corrective action" regulations and related interpretations.

                                                                       SEPTEMBER 30, 1997
                                    ---------------------------------------------------------------------------------------------
                                                                             MINIMUM                        EXCESS
                                               ACTUAL                   CAPITAL REQUIREMENT                 CAPITAL
                                    ----------------------------- ------------------------------ --------------------------------
                                                    As a % of                      As a % of                         As a % of
(Dollars in thousands)                 Amount       Assets(4)         Amount         Assets          Amount           Assets
----------------------------------- ------------ ---------------- ------------- ---------------- --------------- ----------------
Capital per financial statements    $   363,246
   Minority interest in REIT
    Subsidiary(1)                       144,000
  Net unrealized holding losses(2)          493
                                    ------------
Adjusted capital                        507,739

Adjustments for tangible and
  core capital:
  Intangible assets                     (44,251)
   Non-allowable minority interest
    in REIT Subsidiary(1)               (38,758)
  Non-includable subsidiaries(3)         (3,762)
                                    ------------
Total tangible capital                  420,968            6.96%  $     90,715            1.50%  $      330,253           5.46%
                                    ------------ ================ ============= ================ =============== ================
Total core capital(4)                   420,968            6.96%  $    241,907            4.00%  $      179,061           2.96%
                                    ------------ ================ ============= ================ =============== ================
Tier 1 risk-based capital(4)            420,968            7.24%  $    232,713            4.00%  $      188,255           3.24%
                                    ------------ ================ ============= ================ =============== ================

Adjustments for total risk-based
  capital:
  Subordinated capital debentures       250,000
  Allowance for general loan losses      92,962
                                    ------------
    Total supplementary capital         342,962
  Excess allowance for loan losses      (19,989)
                                    ------------
  Adjusted supplementary capital        322,973
                                    ------------
    Total available capital             743,941
  Equity investments(3)                 (14,556)
                                    ------------
Total risk-based capital(4)         $   729,385           13.50%  $    465,426            8.00%  $      263,959           5.50%
                                    ============ ================ ============= ================ =============== ================
---------------------------------------------------------------------------------------------------------------------------------

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $964 representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

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

                                                                       SEPTEMBER 30, 1996
                                    ---------------------------------------------------------------------------------------------
                                                                             MINIMUM                        EXCESS
                                               ACTUAL                   CAPITAL REQUIREMENT                 CAPITAL
                                    ----------------------------- ------------------------------ --------------------------------
                                                    As a % of                      As a % of                         As a % of
(Dollars in thousands)                 Amount       Assets(4)         Amount         Assets          Amount           Assets
----------------------------------- ------------ ---------------- ------------- ---------------- --------------- ----------------
Capital per financial statements    $   339,160
  Net unrealized holding losses(1)        1,875
                                    ------------
Adjusted capital                        341,035

Adjustments for tangible and
  core capital:
  Intangible assets                     (41,051)
  Non-includable subsidiaries(2)(4)      (3,622)
                                    ------------
Total tangible capital                  296,362            5.21%  $     85,255            1.50%  $      211,107           3.71%
                                    ------------ ================ ============= ================ =============== ================

Total core capital(3)                   296,362            5.21%  $    227,346            4.00%  $       69,016           1.21%
                                    ------------ ================ ============= ================ =============== ================

Tier 1 risk-based capital(3)            296,362            5.80%  $    204,519            4.00%  $       91,843           1.80%
                                    ------------ ================ ============= ================ =============== ================

Adjustments for total risk-based
 capital:
  Subordinated capital debentures       150,000
  Allowance for general loan losses      87,953
                                    ------------
    Total supplementary capital         237,953
  Excess allowance for loan losses      (23,744)
                                    ------------
  Adjusted supplementary capital        214,209
                                    ------------
    Total available capital             510,571
  Equity investments(2)                 (19,657)
                                    ------------
Total risk-based capital(3)         $   490,914           10.14%  $    409,038            8.00%  $       81,876           2.14%
                                    ============ ================ ============= ================ =============== ================
---------------------------------------------------------------------------------------------------------------------------------

(1) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(2) Reflects an aggregate offset of $1.2 million representing the allowance for general loan losses maintained against theBank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4) Effective July 1, 1996, the percentage of non-includable subsidiaries phased-out from core capital increased from 60% to 100%.

At September 30, 1997 and 1996, the Bank had $4.0 and $3.8 million, respectively, in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 1997 and 1996, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $15.3 and $20.7 million, respectively, which were fully deducted from total risk-based capital.

As of September 30, 1997 and 1996, the Bank had $36.2 and $40.2 million, respectively, in supervisory goodwill, all of which was excluded from core capital pursuant to statutory provisions.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In November 1996, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through November 12, 1997. In addition, the Bank has submitted to the OTS a request for a further extension of the holding periods through fiscal 1998 for certain of its REO properties. Based on its capital ratios at September 30, 1997, the Bank's capital raios would have remained above the levels required for well-capitalized institutions even if the book value of REO properties for which an extension has not yet been received had been deducted from total risk-based capital as of that date. The following table sets forth the Bank's REO at September 30, 1997, after valuation allowances of $140.7 million, by the fiscal year in which the property was acquired through foreclosure.

                Fiscal Year           (In thousands)
                -----------         -----------------
                   1990             $    22,667(1)(2)
                   1991                  47,724(2)
                   1992                   3,280(2)
                   1993                   4,050
                   1994                   2,002
                   1995                   8,036
                   1996                       -
                   1997                   2,910
                                    ------------
                      Total REO     $    90,669
                                    ============
--------------------------------------------------------------------------------


(1) Includes REO with an aggregate net book value of $14.6 million, which the Bank treats as equity investments for regulatory capital purposes. (2) Includes REO, with an aggregate net book value of $59.1 million, for which the Bank received an extension of the holding periods through November 12, 1997.

At the request of the OTS, the Board of Directors of the Bank adopted a resolution in March 1996 which, among other things, permits the Bank: (i) to make tax sharing payments without OTS approval to the Trust of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its common stock in any quarterly period up to the lesser of (a) 50% of its after tax net income for the immediately preceding quarter or (b) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

Legislation was enacted on September 30, 1996 that, among other things, imposed on thrift institutions a one-time assessment of 65.7 basis points on their SAIF-insured deposits to capitalize the SAIF. The one-time SAIF assessment of $26.4 million, which was accrued during fiscal 1996 and is included in deposit insurance premiums in the Consolidated Statements of Operations, was paid during fiscal 1997.

25. TRANSACTIONS WITH RELATED PARTIES - THE BANK

Loans Receivable

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1997 is as follows:

                                   (In thousands)
                                   ---------------
    Balance, September 30, 1996    $        2,737
      Additions                               451
      Reductions                             (756)
                                   ---------------
    Balance, September 30, 1997    $        2,432
                                   ===============

Services

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, cafeteria management (discontinued during fiscal 1997), insurance brokerage and leasing. Fees for these services were $42,000, $366,000 and $460,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

The law firm in which one director of the Bank is a partner received $4.9, $3.2 and $2.8 million for legal services rendered to the Bank during the years ended September 30, 1997, 1996 and 1995 respectively.

For the years ended September 30, 1997, 1996 and 1995, one of the directors of the Bank was paid $50,000, $37,000 and $30,000, respectively, for consulting services rendered to the Bank. Another director of the Bank was paid total fees of $100,000, $100,000 and $75,000 for the years ended September 30, 1997, 1996 and 1995, respectively, for consulting services. Another director of the Bank was paid $17,000 for consulting services rendered to the Bank during fiscal year 1997.

Tax Sharing Agreement

The Bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $9.8, $25.0 and $20.5 million to the Trust during fiscal 1997, 1996 and 1995, respectively, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1997, 1996 and 1995 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Under the terms of the Bank's board resolution, the Bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval. See Note 24. There was no tax sharing payment payable to the Trust by the Bank at September 30, 1997 and 1996.

Other

The Bank paid $4.8, $4.5 and $4.2 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1997, 1996 and 1995, respectively.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation ("Lake") and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $26.5 million at September 30, 1997. The Bank paid interest on the accounts amounting to $599,000 in fiscal 1997.

During fiscal 1995, the Bank purchased land and building plans from Lake for $1.3 million. During fiscal 1996, construction was completed and the Bank began occupying the building.

26. FINANCIAL INSTRUMENTS - THE BANK

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

The contract or notional amount of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contract or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank is also a party to derivative financial instruments that do not have off-balance-sheet risk (e.g. interest-rate cap agreements).

Commitments to Extend Credit

The Bank had approximately $17 billion of commitments to extend credit at September 30, 1997. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

Loans approved but not closed are commitments for fixed or adjustable-rate residential loans which are secured by real estate. The Bank currently requires borrowers to obtain private mortgage insurance on all loans where the loan-to-value ratio exceeds 80%.

Standby Letters of Credit

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1997, the Bank had written standby letters of credit in the amount of $29.2 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $19.2 million will expire in fiscal 1998 and the remainder will expire over time through fiscal 2001. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. Mortgage-backed securities with a book value of $2.3 million were pledged as collateral for certain of these letters of credit at September 30, 1997.

Recourse Arrangements

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of credit card receivables, home equity credit line receivables, automobile loan receivables, home loan receivables and amounts on deposit in certain spread accounts through the asset-backed securitizations described in Note 14. At September 30, 1997 and 1996, the primary recourse to the Bank was $142.0 and $128.0 million, respectively. As a result of these recourse provisions, the Bank maintained restricted cash accounts amounting to $145.8 and $128.2 million, at September 30, 1997 and 1996, respectively, which are included in other assets in the Consolidated Balance Sheets.

The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates and mortgage-backed securities issued to the Bank by FHLMC and FNMA. At September 30, 1997, recourse to the Bank under these arrangements was $989,000. As security for the payment of funds due under certain of the FHLMC recourse obligations, the Bank is required to post collateral. At September 30, 1997, mortgage-backed securities pledged as collateral under these obligations had a book value of $2.4 million. In addition, the Bank maintained a restricted cash account amounting to $325,000 at September 30, 1997 and 1996, which is included in other assets in the Consolidated Balance Sheets.

Derivative Financial Instruments

Interest-rate cap agreements are used to limit the Bank's exposure to rising short-term interest rates related to the retained portion of certain of its asset-backed securitizations. At September 30, 1997, the Bank was a party to four interest-rate cap agreements with an aggregate notional amount of $372.2 million with maturity dates ranging from December 31, 1997 through June 30, 1999. Three of the interest-rate cap agreements with an aggregate notional amount of $300.0 million entitle the Bank to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The fourth interest-rate cap agreement with a notional amount of $72.2 million entitles the Bank to receive compensatory payments from the cap provider, which is a AA-rated (for long term debt as rated by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 9.00% and (b) the then outstanding notional principal amount for the predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party. The Bank is exposed to credit losses in the event of nonperformance by the counterparty, but does not expect the counterparty to fail to meet its obligation given its credit rating.

To manage the potentially adverse impact of interest rate movements on the fixed-rate mortgage loan pipeline, the Bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments and mortgage-backed security forward purchase commitments. Forward sale commitments are used to sell specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price. Forward sale commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures. At September 30, 1997, the Bank had whole loan and mortgage-backed security forward sale commitments of $0.3 and $149.1 million, respectively. In addition, at September 30, 1997, the Bank had $19.8 million in mortgage-backed security forward purchase commitments related to its hedging activities. Forward purchase commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward purchase commitment matures.

Concentrations of Credit

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

27. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Because the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the Bank's financial instruments at September 30, 1997 and 1996 are as follows:

                                                  September 30,
                                   ---------------------------------------------
                                           1997                    1996
                                   ---------------------   ---------------------
                                    Carrying     Fair       Carrying     Fair
(In thousands)                       Amount     Value        Amount     Value
---------------------------------- ---------- ----------   ---------- ----------
Financial assets:
   Cash, due from banks,
      interest-bearing deposits,
      federal funds sold and
      securities purchased under
      agreements to resell         $  651,891 $  651,891   $  266,425 $  266,425
   Loans held for sale                102,749    103,819       76,064     76,064
   Loans held for securitization
    and sale                          220,000    220,000      450,000    450,000
   Trading securities                   7,899      7,899         -          -
   Investment securities                4,998      5,012        9,818      9,820
   Mortgage-backed securities       1,985,707  1,984,667    1,306,417  1,307,838
   Loans receivable, net            2,104,240  2,207,229    2,772,967  2,834,726
   Interest-rate cap agreements         3,114        169        6,179      1,832
   Other financial assets             513,735    515,218      392,265    393,748

Financial liabilities:
   Deposit accounts with
     no stated maturities           3,089,603  3,089,603    2,960,362  2,960,362
   Deposit accounts with
     stated maturities              1,804,153  1,810,245    1,203,675  1,210,497
   Securities sold under
     repurchase agreements and
     other short-term borrowings,
     notes payable and Federal
     Home Loan Bank advances          270,351    270,920      913,483    914,418
   Capital notes-subordinated         240,618(1) 256,875      154,383(1) 161,875
   Other financial liabilities        108,684    108,684       80,760     80,760

--------------------------------------------------------------------------------


(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1997 and 1996:

Cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell: Carrying amount approximates fair value.

Loans held for sale: Fair value is determined using quoted prices for loans, or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

Loans held for securitization and sale: The carrying value of loans held for securitization and sale approximates fair value because such receivables are sold at face value.

Trading securities: Fair value is equal to carrying value.

Investment securities: Fair value is based on quoted market prices.

Mortgage-backed securities: Fair value is based on quoted market prices, dealer quotes or estimates using dealer quoted market prices for similar securities.

Loans receivable, net: Fair value of certain homogeneous groups of loans (e.g. single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g. home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables are generally sold at face value through the Bank's securitization program, such face value is used as the estimated fair value of these receivables. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit card and home equity credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

Interest-rate cap agreements: Fair value is based on dealer quotes.

Other financial assets: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. Interest-only strips are carried at fair value. The fair value of one of the Bank's investments is based on quoted market prices.

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

Capital notes-subordinated: Fair value of the 1993 Debentures and the 1996 Debentures is based on quoted market prices. The carrying amount of the $10.0 million private placement capital note approximated fair value at September 30, 1996.

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

28. LITIGATION - THE BANK

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

29. SUBSEQUENT EVENT - THE BANK

On November 12, 1997 the Bank purchased ASB Capital Management, Inc. ("ASB"), a wholly-owned subsidiary of NationsBank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area. ASB provides a variety of investment products, including equity and fixed income securities, money market investments, and real estate investments, to a primarily institutional client base and has approximately $3.0 billion of assets under management. The Bank anticipates that the acquisition will provide an additional source of fee-based revenues. The Bank has obtained regulatory approval from the OTS to obtain trust powers through a new operating subsidiary which acquired ASB. Although the acquisition generated additional goodwill which reduced the Bank's regulatory capital levels, the Bank's capital levels immediately following the acquisition remained above the levels established for well-capitalized institutions.

30. COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result.

31. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 1997, 1996 and 1995, consist of the following:

                                               Year Ended September 30,
                                        ---------------------------------------
(In thousands)                             1997          1996          1995
--------------------------------------  ------------  ------------  -----------
Current provision (benefit):
  Federal                                   $(1,800)      $ 5,628        $ (37)
  State                                       1,658         2,799       (4,186)
                                        ------------  ------------  -----------
                                               (142)        8,427       (4,223)
                                        ------------  ------------  -----------

Deferred provision (benefit):
  Federal                                    16,113          (513)       5,964
  State                                      (3,159)          386          280
                                        ------------  ------------  -----------
                                             12,954          (127)       6,244
                                        ------------  ------------  -----------

Subtotal                                     12,812         8,300        2,021

Tax effect of other items:
  Tax effect of net unrealized
    holding gains (losses) reported
    in stockholders' equity                     904           809        7,207
                                        ------------  ------------  -----------

Total                                       $13,716       $ 9,109      $ 9,228
                                        ============  ============  ===========

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                             Year Ended September 30,
                                      ---------------------------------------
(In thousands)                           1997          1996          1995
------------------------------------  ------------  ------------  -----------
Computed tax at statutory Federal
    income tax rate                       $21,418       $ 7,003      $ 9,920
Increase (reduction) in taxes
    resulting from:
 Minority interest                         (4,524)           --           --
 Goodwill and other purchase
    accounting adjustments                    699         1,626        1,164
 Change in valuation allowance
    for deferred tax asset
    allocated to income tax expense         7,066         8,883           --
 State income taxes                        (7,953)      (12,277)      (3,540)
 Other                                     (3,894)        3,066       (5,523)
                                      ------------  ------------  -----------
                                          $12,812       $ 8,301      $ 2,021
                                      ============  ============  ===========

The components of the net deferred tax asset were as follows:

                                                           September 30,
                                                      -------------------------
(In thousands)                                           1997          1996
----------------------------------------------------  ------------  -----------
Deferred tax assets:
  Provision for losses in excess of deductions          $ 44,571      $ 51,166
  Deferred BIF/SAIF assessment                                --        11,151
  Unrealized losses on real estate owned                   4,198         3,545
  Property                                                 7,211         7,211
  State net operating losses                              21,351        12,224
  Partnership investments                                  2,384         2,288
  Forgiveness of debt                                      3,928         4,375
  Depreciation                                             2,307         1,973
  Other                                                    5,268         3,856
                                                      ------------  -----------
  Gross deferred tax assets                               91,218        97,789
                                                      ------------  -----------

Deferred tax liabilities:
  Net unrealized holding gains on
    securities available-for-sale                         (3,342)       (5,806)
  Deferred loan fees                                        (541)      (5,764)
  Asset securitizations                                  (16,565)       (3,125)
  Saul Holdings                                           (4,509)       (7,682)
  Depreciation                                            (4,096)       (5,750)
  FHLB stock dividends                                    (3,525)       (5,375)
  Other                                                   (3,879)       (2,804)
                                                      ------------  -----------
  Gross deferred tax liabilities                         (36,457)      (36,306)
                                                      ------------  -----------
Valuation allowance                                      (19,349)      (12,283)
                                                      ------------  -----------
Net deferred tax asset                                  $ 35,412      $ 49,200
                                                      ============  ===========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 1997, management has maintained a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the Bank has generated taxable income while the Real Estate Trust has generated taxable losses. The net operating loss carryforwards are not expected to be realizable for state tax purposes. For federal tax purposes, there are no net operating loss carryforwards.

Management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the Bank's earnings.

TAX SHARING AGREEMENT

The Trust's affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $9.8, $25.0 and $20.5 million, respectively, to the Trust during fiscal 1997, 1996 and 1995.

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

As of September 30, 1997, the alternative minimum tax carryforward was $3.1 million.

32.  SHAREHOLDERS' EQUITY - THE TRUST

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

At September 30, 1997, 1996, and 1995, the amount of dividends in arrears on the preferred shares was $36.2 million ($70.21 per share), $31.6 million ($61.17 per share) and $26.6 million ($51.64 per share), respectively. Based on the dividends paid on the preferred shares during fiscal 1996, the Trust recorded a liability at September 30, 1996, equal to the total dividends in arrears on that date. The Trust paid preferred dividends of $750,000 and $500,000 in fiscal 1997 and 1996, repsectively.

33. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                      Year Ended September 30, 1997
(In thousands, except      ----------------------------------------------------
    per share amounts)       December       March         June       September
-------------------------  ------------  -----------  -----------  ------------
Real Estate Trust:
 Total income               $   19,020   $   18,653   $   23,448   $    23,448
 Operating loss                 (7,092)      (6,762)      (2,167)       (2,966)
The Bank:
 Interest income               115,271      123,286      120,748        91,175
 Interest expense               57,544       61,911       61,246        59,114
 Provision for loan
    losses                     (26,840)     (26,922)     (36,129)      (35,224)
 Other income                   87,611       88,096       90,158       147,112
 Operating income (loss)        19,958       20,126       10,672        29,425
Total Company:
Operating income                12,866       13,364        8,505        26,459
Income (loss) before
    minority interest            7,735       10,333        3,444        26,872
Net income (loss)                2,303        2,743       (3,079)       16,893
Net income (loss) per
    common share                  0.20         0.29        (0.91)         3.20

-------------------------------------------------------------------------------

                                      Year Ended September 30, 1996
(In thousands, except      ----------------------------------------------------
    per share amounts)       December       March         June       September
-------------------------  ------------  -----------  -----------  ------------
Real Estate Trust:
 Total income                 $ 18,159     $ 17,206     $ 20,696      $ 20,778
 Operating loss                 (7,032)      (7,430)      (4,564)       (5,150)
The Bank:
 Interest income                93,589       91,230       99,254       103,438
 Interest expense               48,269       46,800       45,401        48,366
 Provision for loan
    losses                     (11,913)     (28,850)     (30,062)      (44,915)
 Other income                   66,212       89,324       96,935        91,990
 Operating income (loss)        15,984       21,341       31,617       (22,831)
Total Company:
Operating income (loss)          8,952       13,911       27,053       (27,981)
Income (loss) before
    minority interest            5,199        7,842       15,621       (15,028)
Net income (loss)                1,294        3,225       10,054       (14,651)
Net income (loss) per
    common share                 (0.01)        0.39         1.80         (3.32)

-------------------------------------------------------------------------------

34. INDUSTRY SEGMENT INFORMATION - TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.

                                              Year Ended September 30
                                       ---------------------------------------
(In thousands)                            1997          1996         1995
-------------------------------------  ------------  -----------  ------------
INCOME
Hotels                                   $ 59,464      $ 54,245      $ 54,104
Commercial properties                      21,097        17,590        18,812
Other                                       4,008         5,004         4,369
                                       ------------  -----------  ------------
                                         $ 84,569      $ 76,839      $ 77,285
                                       ============  ===========  ============

OPERATING PROFIT (LOSS)
Hotels                                   $ 14,755      $ 12,635      $ 10,836
Commercial properties                       9,020         5,893         6,951
Other                                       6,429         6,702         6,670
                                       ------------  -----------  ------------
                                           30,204        25,230        24,457
Gain (loss) on sales of property              895           (68)        1,664
Interest and debt expense                 (40,819)      (40,514)      (41,040)
Advisory fee, management and leasing
    fees - related parties                 (7,995)       (7,423)       (7,376)
General and administrative                 (1,272)       (1,401)       (2,319)
Write-down of assets to net
    realizable value                           --            --        (2,727)
                                       ------------  -----------  ------------
Operating loss                          $ (18,987)    $ (24,176)    $ (27,341)
                                       ============  ===========  ============

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                  $  86,815      $ 84,255      $ 87,143
Commercial properties                      78,063        78,388        81,821
Other                                     135,695       129,923       144,448
                                       ------------  -----------  ------------
                                        $ 300,573     $ 292,566     $ 313,412
                                       ============  ===========  ============

DEPRECIATION
Hotels                                  $   6,186       $ 5,535       $ 5,230
Commercial properties                       4,311         4,446         4,452
Other                                          46            39            32
                                       ------------  -----------  ------------
                                        $  10,543      $ 10,020       $ 9,714
                                       ============  ===========  ============

CAPITAL EXPENDITURES
Hotels                                  $   8,462       $ 4,769      $ 13,815
Commercial properties                       5,288         2,444         2,544
Other                                       1,079           195           103
                                       ------------  -----------  ------------
                                        $  14,829       $ 7,408      $ 16,462
                                       ============  ===========  ============

35. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                       September 30
                                            -----------------------------------
(In thousands)                                    1997              1996
------------------------------------------- ----------------- -----------------
ASSETS
Income-producing properties                        $ 242,450         $ 232,628
Accumulated depreciation                             (85,915)          (76,513)
                                            ----------------- -----------------
                                                     156,535           156,115
Land parcels                                          42,160            41,580
Construction in progress                               2,480                --
Equity investment in bank                            205,552           184,258
Cash and cash equivalents                             18,248            15,516
Other assets                                          81,150            81,292
                                            ----------------- -----------------
    TOTAL ASSETS                                   $ 506,125         $ 478,761
                                            ================= =================

LIABILITIES
Mortgage notes payable                             $ 180,204         $ 173,345
Notes payable - secured                              175,000           177,500
Notes payable - unsecured                             46,633            42,367
Deferred gains - real estate                         112,883           112,883
Accrued dividends payable - preferred
  shares of beneficial interest                       36,231            31,563
Other liabilities and accrued expenses                39,959            40,434
                                            ----------------- -----------------
    Total liabilities                                590,910           578,092
                                            ----------------- -----------------
TOTAL SHAREHOLDERS' DEFICIT*                         (84,785)          (99,331)
                                            ----------------- -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 506,125         $ 478,761
                                            ================= =================

* See Consolidated Statements of
    Shareholders' Deficit

CONDENSED STATEMENTS OF OPERATIONS

                                                 For the Year Ended September 30
                                                 -------------------------------
(In thousands)                                       1997     1996      1995
----------------------------------------------    --------- --------- ---------
Total income                                      $ 84,569  $ 76,839  $ 77,285
Total expenses                                    (108,601) (104,321) (109,971)
Equity in earnings of partnership investments        4,150     3,374     3,681
Gain (loss) on sales of property                       895       (68)    1,664
                                                  --------- --------- ---------
Real estate operating loss                         (18,987)  (24,176)  (27,341)
Equity in earnings of bank                          27,391    15,846    22,882
                                                  --------- --------- ---------
Total company operating income (loss)                8,404    (8,330)   (4,459)
Income tax benefit                                 (10,456)   (8,252)  (15,309)
                                                  --------- --------- ---------

TOTAL COMPANY NET INCOME (LOSS)                   $ 18,860  $    (78) $ 10,850
                                                  ========= ========= =========

CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the Year Ended September 30
                                                 -------------------------------
(In thousands)                                      1997      1996      1995
------------------------------------------------- --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $ 18,860     $ (78) $ 10,850
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                      10,543    10,020     9,714
  Write-down of real estate to net realizable
   value                                                --        --     2,727
  (Gain) loss on sales of property                    (895)       68    (1,654)
  Equity in earnings of bank                       (27,391)  (15,846)  (22,882)
  (Increase) decrease in deferred tax asset         (3,252)     (192)   10,836
  (Increase) decrease in tax sharing receivable      2,492    16,606    (5,685)
  (Increase) decrease in accounts receivable and
        accrued income                                  17    (4,869)     (224)
  Increase in accounts payable and
        accrued expenses                             1,058       430       317
  Other                                              5,479     2,893       325
                                                  --------- --------- ---------
Net cash provided by operating activities            6,911     9,032     4,324
                                                  --------- --------- ---------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures - properties                  (10,120)   (7,408)   (6,270)
Property acquisitions                               (4,709)       --   (10,193)
Property sales                                       1,399     1,812        --
Equity investment in unconsolidated entities         1,723       639      (733)
Other investing activities                              43        50        53
                                                  --------- --------- ---------
Net cash used in investing activities              (11,664)   (4,907)  (17,143)
                                                  --------- --------- ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt                        32,894     6,208    16,328
Repayments of long-term debt                       (24,033)  (11,471)  (16,083)
Costs of obtaining financings                         (626)     (201)     (516)
Dividends paid                                        (750)     (500)       --
                                                  --------- --------- ---------
Net cash provided by (used in) financing
 activities                                          7,485    (4,907)     (271)
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents                                         2,732    (1,839)  (13,090)
Cash and cash equivalents at beginning of year      15,516    17,355    30,445
                                                  --------- --------- ---------
Cash and cash equivalents at end of year          $ 18,248  $ 15,516  $ 17,355
                                                  ========= ========= =========

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

                                     PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The Declaration of Trust provides that there shall be no fewer than three nor more than twelve Trustees, as determined from time to time by the Trustees in office. The Board of Trustees has fixed its permanent membership at six Trustees divided into three classes with overlapping three-year terms. The term of each class expires at the Annual Meeting of Shareholders, which is usually held on the last Friday of January.

The following list sets forth the name, age, position with the Trust, present principal occupation or employment and material occupations, positions, offices or employments during the past five years of each Trustee and executive officer of the Trust. Unless otherwise indicated, each individual has held an office with the Trust for at least the past five years.

Class Two Trustees --Terms End at 1998 Annual Meeting

George M. Rogers, Jr., age 64, has served as a Trustee since 1969. His professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the Bank. Mr. Rogers serves as a Director of the Bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 35, was elected a Trustee and Vice President of the Trust in 1997. He also serves as a Director and/or Officer of the Bank, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company, Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers, Inc. He is also a Director of the Greater Washington Boys and Girls Club and The Heights School.

Class Three Trustees --Terms End at 1999 Annual Meeting

Garland J. Bloom, Jr., age 66, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real state finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 64, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Officer of The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries with which he has been an associated since 1975, and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc.

Class One Trustees --Terms End at 2000 Annual Meeting

Gilbert M. Grosvenor, age 66, has served as a Trustee since 1971. He also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 65, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. He also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board of the Bank, as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute.

EXECUTIVE OFFICERS OF THE TRUST WHO ARE NOT DIRECTORS

Philip D. Caraci, age 59, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of
B. F. Saul Advisory Company, President of Franklin Property Company and a Director and President of Saul Centers, Inc.

Stephen R. Halpin, Jr., age 42, serves as Vice President and Chief Financial Officer of the Trust. He also serves as Executive Vice President and Chief Financial Officer of the Bank.

Ross E. Heasley, age 58, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

Henry Ravenel, Jr., age 63, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

William K. Albright, age 66, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

COMMITTEES OF THE BOARD OF TRUSTEES

The Board of Trustees met four times during fiscal 1997. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the Committees of the Board on which he served.

The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This Committee met four times during fiscal 1997.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This Committee did not meet during fiscal 1997.

The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the Board and to perform such other duties as may be assigned to it from time to time. This Committee did not meet during fiscal 1997.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each Board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1997, the Real Estate Trust paid total fees of $89,400 to the Trustees, including $14,900 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the Bank for his services as the Bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin, receives compensation from the the Bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 1997, 1996 or 1995.

The following table set forth the cash compensation paid by the Bank to Mr. Saul and Mr. Halpin for or with respect to the fiscal years ended September 30, 1997, 1996 and 1995 for all capacities in which they served during such fiscal years.

                           Summary Compensation Table
                               Annual Compensation

Name and Principal                                  Other Annual    All Other
  Position            Fiscal    Salary      Bonus   Compensation  Compensation
--------------------- ------ ------------ --------- ------------  ------------

B. Francis Saul II     1997   $1,230,440  $600,000     $   --     $292,807 (1)
  Chairman and Chief   1996    1,015,054   500,000         --      214,426 (2)
  Executive Officer    1995      830,441   400,000         --      228,138 (3)


Stephen R. Halpin, Jr. 1997     $375,402   $54,000     $   --      $69,167 (1)
  Vice President and   1996      332,320    58,000         --       50,295 (2)
  Chief Financial      1995      304,627    44,250         --       51,830 (3)
  Officer
---------------------

(1) The total amounts shown in the "All Other Compensation" column for fiscal 1997 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($109,616) and Mr. Halpin ($16,164); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($2,325); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan, on behalf of Mr. Halpin ($9,600); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($183,191) and Mr. Halpin ($41,078).

(2) The total amounts shown in the "All Other Compensation" column for fiscal 1996 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($90,693) and Mr. Halpin ($14,373); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($2,102); (iii) contributions total the B. F. Saul Company Employees Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan, on behalf of Mr. Halpin ($9,000); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($123,733) and Mr. Halpin ($24,820).

(3) The total amounts shown in the "All Other Compensation" column for fiscal 1995 consist of the following: (i) contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($73,847) and Mr. Halpin $5,193); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($1,450); (iii) contributions to the B.
F. Saul Company Employees Profit Sharing Retirement Plan (the "Retirement Plan"), a defined contribution plan, on behalf of Mr. Halpin ($15,763); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($154,291) and Mr. Halpin ($29,424).

Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the Bank to the accounts (the "Accounts") of the executive officers of the Bank named above for fiscal 1997 under the Bank's Deferred Compensation Plan (the "Plan").

            Long-Term Incentive Program - Awards in Last Fiscal Year

                          Number   Performance
                         of Shares   Or Other    Estimated Future Payouts Under
                           Units   Period Until   Non-Stock Price-Based Plans
Name and Principal       Or Other  Maturation   -------------------------------
  Position               Rights(1)  Or Payout   Threshold  Target(2)  Maximum
------------------------ --------- ------------ ---------  --------- ----------
B. Francis Saul II(3)(4)    N/A        2002     $500,000   $895,424  $3,095,868
  Chairman and Chief
  Executive Officer


Stephen R. Halpin, Jr.(4)   N/A        2007     $110,000   $196,993    $681,091
  Vice President and
  Chief Financial
  Officer
------------------------

(1) The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2007.

(2) The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank's rate of return on average assets during each of the years in the performance period are the same as the Bank's rate of return during the fiscal year ended September 30, 1997.

(3) The payout amount shown for Mr. Saul is the estimated amount that would be payable to Mr. Saul if his employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the plan. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the Net Contribution (as defined ) in his account prior to the year 2007. Certain of the awards credited by the Bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the Bank to the Account maintained for the benefit of Mr. Saul will vest up on the earlier of (i) five years after the date of the award, (ii) his attainment of the age 70 in 2002, (iii) his death, (iv) his total or permanent disability, or a change in control of the Bank (as defined in the Plan). Accordingly, as of September 30, 1997, Mr. Saul was partially vested in the Account maintained for his benefit under the Plan. As of that date, the vested Account balance maintained for Mr. Saul's benefit under the plan was $866,474.

(4) As of September 30, 1996 the following individuals have vested Accounts that are payable within 120 days after September 30, 1997; Mr. Saul ($216,936); and Mr. Halpin ($36,156).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2007 (or the executive officer's earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents, the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution").

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following: (i) September 30, 2007; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the Bank (as defined in the Plan). Plan participants become partially vested to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2002.

Payouts are made under the Plan without 120 days after September 30, 2007, or the earlier termination of the executive officer's employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 5, 1997, concerning beneficial ownership of Common Shares and Preferred Shares of Beneficial Interest ("Preferred Shares") by (i) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (ii) each member of the Board of Trustees, (iii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" and (iv) all Trustees and executive officers of the Trust as a group.

                        Aggregate Number of          Percent
       Name of               Shares                     of
   Beneficial Owner     Beneficially Owned (1)        Class (1)
----------------------- ---------------------- ------------------
B. Francis Saul II           Preferred:
                             516,000 (2)               100.00%
                             Common:
                             4,807,510 (3)              99.60%

Philip D. Caraci             Common:
                             19,400 (4)                  0.40%

All Trustees and             Preferred:
executive officers           516,000 (2)               100.00%
as a group (10 persons)      Common:
                             4,826,910                 100.00%
-----------------------

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

(3) Consists of Common Shares owned of record by B. F. Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder (comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment Corporation (a subsidiary of Westminster Investing Corporation), 34,400 Common Shares owned by Somerset Investment Company, Inc. (a subsidiary of Westminster Investing Corporation), 2,545,362 Common Shares owned by B. F. Saul Company, 206,300 Common Shares owned by Columbia Credit Company (a subsidiary of B. F. Saul Company), 283,400 Common Shares owned by Columbia Securities Company of Washington, D. C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation). The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its equity interest in the Bank from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefor. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust's loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with B. F. Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of the Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr., B. Francis Saul III and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of the Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the Trustees. The monthly fee was $292,000 for the period October 1994 through September 1995, $301,000 for the period October 1995 through March 1996, $306,000 for the period April 1996 through September 1996, and $311,000 for the period October 1996 through September 1997. The advisory contract has been extended until September 30, 1998, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

The Saul Company and Franklin, a wholly owned subsidiary of the Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of the Saul Company and Franklin are reviewed and approved by the Trustees. Fees to the Saul Company and Franklin amounted to $5.1 million in fiscal 1997.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $100,000 in such fees in fiscal 1997.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to $158,000 in fiscal 1997.

In fiscal 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996 the Real Estate Trust made loans aggregating $3.5 million to the Saul Company. During fiscal 1997 a curtail of $750,000 was paid by the Saul Company. At September 30, 1997 the total due the Real Estate Trust was $15.4 million. Interest accrued on these loans amounted to $1.4 million, $1.4 million and $1.2 million during fiscal 1997, 1996 and 1995 respectively.

Remuneration of Trustees and Officers. For fiscal 1997, the Real Estate Trust paid the Trustees $89,400 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul II was paid by the Bank for his services as the Bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the Bank for his services as Executive Vice President and Chief Financial Officer of the Bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the Bank and Messrs. Rogers, Saul II , Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from the Saul Company and/or its affiliated corporations as directors or officers thereof.

Legal Services. For legal services to the Real Estate Trust and its wholly-owned subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received $293,000 in fiscal 1997, excluding expense reimbursements.

Other Transactions. The Real Estate Trust leases space to the Bank and Franklin at one of its income-producing properties. Amounts paid under these leases amounted to $239,000 in fiscal 1997.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


      1.   Financial Statements

     The following consolidated Financial Statements of the Trust are incorporated by reference in Part II, Item 8.

           (a) Report of Independent Public Accountant.

           (b) Consolidated Balance Sheets - As of  September 30, 1997 and 1996.

           (c) Consolidated Statements of Operations - For the years ended
                      September 30, 1997, 1996 and 1995.

           (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1997, 1996 and 1995.

           (e) Consolidated Statements of Cash Flows - For the years ended
                      September 30, 1997, 1996 and 1995.

           (f) Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a) Selected Quarterly Financial Data for the Real Estate Trust
                      are incorporated by reference in Part II, Item 8.

           (b) Report of Independent Public Accountant.

           (c) Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 1997, 1996 and 1995.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 1997.

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

*27.          Financial Data Schedule.



---------------------
*  Filed herewith.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES


To the Trusees and Shareholders of
  B.F. Saul Real Estate Investment Trust




We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 1997 and 1996 and for the years then ended in accordance with generally accepted auditing standards, and have issued our report thereon dated December 9, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects as to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Washington, D.C.
December 9, 1997

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I


(a) Required consensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:



                                     Year Ended September 30
                           ---------------------------------------
                              1997             1996           1995

                           $7,200,000    $6,800,000           None

Consolidated Schedule of Investment Properties - Real Estate Trust                                                   Schedule III
September 30, 1997
(Dollars in Thousands)

                                                            Costs
                                                         Capitalized                   Basis at Close of Period
                                                                       ----------------------------------------------------------
                                             Initial     Subsequent                   Buildings
                                             Basis to        to                          and          Leasehold
Hotels                                        Trust      Acquisition      Land       Improvements     Interests        Total
------------------------------------------ ------------- ------------- ----------- ------------------ ------------- -------------
Hampton Inn-Dulles, Sterling VA                    $ --       $ 6,085       $ 290           $ 5,795           $ --       $ 6,085
Holiday Inn, Auburn Hills MI                     10,450           876       1,031            10,295             --        11,326
Holiday Inn, Cincinnati OH                        6,859         2,428         245             9,042             --         9,287
Holiday Inn, Sterling VA                          6,950        20,023         862            26,111             --        26,973
Holiday Inn, Gaithersburg MD                      3,849        14,780       1,781            16,848             --        18,629
Holiday Inn, Herndon VA                           5,259            --       1,178             4,081             --         5,259
Holiday Inn, Pueblo CO                            3,458         2,270         561             5,167             --         5,728
Holiday Inn, Rochester NY                         3,340         9,359         605            12,094             --        12,699
Holiday Inn, Tysons Corner VA                     6,976        12,593       3,107            16,462             --        19,569
Howard Johnsons, Arlington VA                    10,187         2,815       1,183            11,819             --        13,002
                                           ------------- ------------- ----------- ------------------ ------------- -------------
Subtotal - Hotels                              $ 57,328      $ 71,229    $ 10,843         $ 117,714           $ --     $ 128,557
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Commercial
------------------------------------------
900 Circle 75, Atlanta GA                      $ 33,434       $ 1,134       $ 563          $ 34,005           $ --      $ 34,568
1000 Circle 75, Atlanta GA                        2,820         1,057         248             3,629             --         3,877
1100 Circle 75, Atlanta GA                       22,746         2,003         419            24,330             --        24,749
8201 Greensboro, Tysons Corner VA                28,890         3,700       1,633            30,957             --        32,590
Commerce Ctr-Ph II, Ft Lauderdale FL              4,266           719         782             4,203             --         4,985
Dulles North, Loudoun County VA                      --         5,552         421             5,131             --         5,552
Metairie Tower, Metairie LA                       2,729           578         403             2,904             --         3,307
                                           ------------- ------------- ----------- ------------------ ------------- -------------
Subtotal - Commercial                          $ 94,885      $ 14,743     $ 4,469         $ 105,159           $ --     $ 109,628
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Consolidated Schedule of Investment Properties - Real Estate Trust                                       Schedule III (Continued)
September 30, 1997
(Dollars in Thousands)
                                                            Costs
                                                         Capitalized                   Basis at Close of Period
                                                                       ----------------------------------------------------------
                                             Initial     Subsequent                   Buildings
                                             Basis to        to                          and          Leasehold
Purchase-Leasebacks                           Trust      Acquisition      Land       Improvements     Interests        Total
------------------------------------------ ------------- ------------- ----------- ------------------ ------------- -------------
Chateau di Jon, Metairie, LA                    $ 1,125          $ --     $ 1,125              $ --           $ --       $ 1,125
Country Club, Knoxville, TN                         500            --         500                --             --           500
Houston Mall, Warner Robbins, GA                    650            --         650                --             --           650
Old National, Atlanta, GA                           550            --         550                --             --           550
                                           ------------- ------------- ----------- ------------------ ------------- -------------
Subtotal - Purchase-Leasebacks                  $ 2,825          $ --     $ 2,825              $ --           $ --       $ 2,825
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Miscellaneous investments                         $ 633         $ 807       $ 250           $ 1,041          $ 149       $ 1,440
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Total Income-Producing Properties             $ 155,671      $ 86,779    $ 18,387         $ 223,914          $ 149     $ 242,450
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Land Parcels
------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                              $ 7,378           143     $ 7,521              $ --           $ --       $ 7,521
Avenel, Gaithersburg, MD                            361           (82)        279                --             --           279
Church Road, Loudoun Co., VA                      2,586         2,272       4,858                --             --         4,858
Circle 75, Atlanta, GA                           12,927         4,276      17,203                --             --        17,203
Flagship Centre, Rockville, MD                    1,729            39       1,768                --             --         1,768
Holiday Inn - Auburn Hills, Auburn Hills MI                       656         656                --             --           656
Holiday Inn - Rochester, Roch., NY                   68            --          68                --             --            68
Overland Park, Overland Park, KA                  3,771           398       4,169                --             --         4,169
Prospect Indust. Pk, Ft. Laud., FL                2,203            10       2,213                --             --         2,213
Sterling Blvd., Loudoun Co., VA                      --         3,425       3,425                --             --         3,425
                                           ------------- ------------- ----------- ------------------ ------------- -------------
Subtotal                                       $ 31,023      $ 11,137    $ 42,160              $ --           $ --      $ 42,160
                                           ------------- ------------- ----------- ------------------ ------------- -------------

Total Investment Properties                   $ 186,694      $ 97,916    $ 60,547         $ 223,914          $ 149     $ 284,610
                                           ============= ============= =========== ================== ============= =============

Consolidated Schedule of Investment Properties - Real Estate Trust                                       Schedule III (Continued)
September 30, 1997
(Dollars in Thousands)

                                                                                                                     Buildings
                                                                                                                        and

                                                                                                                   Improvements
                                               Accumulated           Related          Date of          Date         Depreciable
Hotels                                         Depreciation           Debt         Construction      Acquired      Lives (Years)
------------------------------------------  ------------------- ------------------ -------------- --------------- ----------------
Hampton Inn-Dulles, Sterling VA                        $ 2,263            $ 6,017      1987            4/87            31.5
Holiday Inn, Auburn Hills MI                             1,084              7,254      1989           11/94            31.5
Holiday Inn, Cincinnati OH                               4,723              5,738      1975            2/76             40
Holiday Inn, Dulles VA                                  11,227             12,133      1971           11/84             28
Holiday Inn, Gaithersburg MD                             6,965              6,926      1972            6/75             45
Holiday Inn, Herndon VA                                    133              3,364      1987           10/96             40
Holiday Inn, Pueblo CO                                   2,582              3,604      1973            3/76             40
Holiday Inn, Rochester NY                                5,710             13,256      1975            3/76             40
Holiday Inn, Tysons Corner VA                            7,225             15,608      1971            6/75             47
Howard Johnsons, Arlington VA                            5,358              9,014      1973           11/83             30
                                            ------------------- ------------------
Subtotal - Hotels                                     $ 47,270           $ 82,914
                                            ------------------- ------------------

Commercial
------------------------------------------
900 Circle 75, Atlanta GA                             $ 12,226           $ 20,924      1985           12/85             35
1000 Circle 75, Atlanta GA                               1,956              3,460      1974            4/76             40
1100 Circle 75, Atlanta GA                              10,640             14,332      1982            9/82             40
8201 Greensboro, Tysons Corner VA                        9,444             34,681      1985            4/86             35
Commerce Ctr-Ph II, Ft Lauderdale FL                     1,428              3,028      1986            1/87             35
Dulles North, Loudoun County VA                          1,093              3,172      1990           10/90            31.5
Metairie Tower, Metairie LA                              1,544                 --      1974           11/76             40
                                            ------------------- ------------------
Subtotal - Commercial                                 $ 38,331           $ 79,597
                                            ------------------- ------------------

Consolidated Schedule of Investment Properties - Real Estate Trust                                       Schedule III (Continued)
September 30, 1997
(Dollars in Thousands)
                                                                                                                     Buildings
                                                                                                                        and

                                                                                                                   Improvements
                                               Accumulated           Related          Date of          Date         Depreciable
Purchase-Leasebacks                            Depreciation           Debt         Construction      Acquired      Lives (Years)
------------------------------------------  ------------------- ------------------ -------------- --------------- ----------------
Chateau di Jon, Metairie, LA                              $ --               $ --                     11/73
Country Club, Knoxville, TN                                 --                 --                      5/76
Houston Mall, Warner Robbins, GA                            --                 --                      2/72
Old National, Atlanta, GA                                   --                 --                      8/71
                                            ------------------- ------------------
Subtotal - Purchase-Leasebacks                            $ --               $ --
                                            ------------------- ------------------

Miscellaneous investments                                $ 314               $ --
                                            ------------------- ------------------

Total Income-Producing Properties                     $ 85,915          $ 162,511
                                            ------------------- ------------------

Land Parcels
------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                        $ --           $ 16,390                  12/84 & 5/85
Avenel, Gaithersburg, MD                                    --                 --                     12/76
Church Road, Loudoun Co., VA                                --                 --                  9/84 & 4/85
Circle 75, Atlanta, GA                                      --              2,312                  2/77 & 1/84
Flagship Centre, Rockville, MD                              --                 --                      8/85
Holiday Inn - Auburn Hills, Auburn Hills MI                 --                499                      7/97
Holiday Inn - Rochester, Roch., NY                          --                 --                      9/86
Overland Park, Overland Park, KA                            --                 --                  1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL                          --                 --                  10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                             --                 --                      4/84
                                            ------------------- ------------------
Subtotal                                                  $ --           $ 19,201
                                            ------------------- ------------------

Total Investment Properties                           $ 85,915          $ 181,712
                                            =================== ==================

                                                                                                          Schedule III (Continued)

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


BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                     For The Year Ended September 30
                                                  -----------------------------------------------------------------------
                                                           1997                    1996                    1995
                                                  ----------------------- ----------------------- -----------------------

Basis of investment properties
-------------------------------------------------

Balance at beginning of period                                 $ 274,208               $ 277,385               $ 266,095
Additions (reductions) during the period:
    Capital expenditures                                          12,069                   7,408                  16,462
    Sales - nonaffiliates                                           (525)                 (5,382)                     --
    Write-down of assets to net realizable value                      --                      --                  (2,727)
    Other                                                         (1,142)                 (5,203)                 (2,445)
                                                  ----------------------- ----------------------- -----------------------
Balance at end of period                                       $ 284,610               $ 274,208               $ 277,385
                                                  ======================= ======================= =======================


Accumulated depreciation
-------------------------------------------------

Balance at beginning of period                                  $ 76,513                $ 75,140                $ 68,111
Additions (reductions) during the period:
    Depreciation expense                                          10,543                  10,020                   9,714
    Sales - nonaffiliates                                             --                  (3,441)                     --
    Other                                                         (1,141)                 (5,206)                 (2,685)
                                                  ----------------------- ----------------------- -----------------------
Balance at end of period                                        $ 85,915                $ 76,513                $ 75,140
                                                  ======================= ======================= =======================

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust

December 29, 1997                B. Francis Saul II
                                 ---------------------------------------------
                                 B. Francis Saul II
                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

         Signature                      Title                        Date
         ---------                      -----                        ----


   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 29, 1997


   Stephen R. Halpin, Jr.                                     December 29, 1997
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)


   Ross E. Heasley                                            December 29, 1997
--------------------------   Vice President (Principal
   Ross E. Heasley           Accounting Officer)


   Garland J. Bloom, Jr.                                      December 29, 1997
--------------------------   Trustee
   Garland J. Bloom, Jr.


   Gilbert M. Grosvenor                                       December 29, 1997
--------------------------   Trustee
   Gilbert M. Grosvenor


   George M. Rogers, Jr.                                      December 29, 1997
--------------------------   Trustee
   George M. Rogers, Jr.


   John R. Whitmore                                           December 29, 1997
--------------------------   Trustee
   John R. Whitmore