Form 10-Q
period 1997-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1998-02-17
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1997
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 9, 1998, was 4,826,910.

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at December 31, 1997 and
                            September 30, 1997

                  (b) Consolidated Statements of Operations for the
                         three-month periods ended December 31, 1997 and 1996

                  (c) Consolidated Statements of Cash Flows for the
                         three-month periods ended December 31, 1997 and 1996

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended December 31, 1997 compared
                              to three months ended December 31, 1996

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  December 31   September 30
                                                                                                 -------------- --------------
(In thousands)                                                                                       1997           1997
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                          $   155,325    $   128,557
    Office and industrial                                                                              109,443        109,628
    Other                                                                                                4,275          4,265
                                                                                                   ------------   ------------
                                                                                                       269,043        242,450
    Accumulated depreciation                                                                           (88,574)       (85,915)
                                                                                                   ------------   ------------
                                                                                                       180,469        156,535
Land parcels                                                                                            42,279         42,160
Construction in progress                                                                                 4,298          2,480
Cash and cash equivalents                                                                                8,628         18,248
Other assets                                                                                            81,745         81,150
                                                                                                   ------------   ------------
                    Total real estate assets                                                           317,419        300,573
------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                376,751        286,891
Federal funds sold and securities purchased under agreements to resell                                 300,000        365,000
Loans held for sale                                                                                    108,441        102,749
Loans held for securitization and sale                                                                 180,000        220,000
Trading securities                                                                                      16,744          7,899
Investment securities (market value $38,977 and $5,012, respectively)                                   39,008          4,998
Mortgage-backed securities (market value $1,746,589 and $1,984,667, respectively)                    1,752,149      1,985,707
Loans receivable (net of allowance for losses of $113,131 and $105,679, respectively)                2,327,325      2,104,240
Federal Home Loan Bank stock                                                                            33,170         33,170
Real estate held for investment or sale (net of allowance for losses of $143,872 and $140,936,
   respectively                                                                                         88,932         94,290
Property and equipment, net                                                                            278,832        273,562
Goodwill and other intangible assets, net                                                               31,680          8,846
Interest-only strips, net                                                                              139,365        105,812
Other assets                                                                                           456,544        464,249
                                                                                                   ------------   ------------
                    Total banking assets                                                             6,128,941      6,057,413
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $ 6,446,360    $ 6,357,986
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                             $   206,969    $   180,204
Notes payable - secured                                                                                175,000        175,000
Notes payable - unsecured                                                                               47,252         46,633
Deferred gains - real estate                                                                           112,883        112,883
Accrued dividends payable - preferred shares of beneficial interest                                     37,585         36,231
Other liabilities and accrued expenses                                                                  31,648         39,959
                                                                                                   ------------   ------------
                    Total real estate liabilities                                                      611,337        590,910
------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                     4,994,545      4,893,756
Borrowings                                                                                              86,931         81,840
Federal Home Loan Bank advances                                                                        139,939        188,511
Other liabilities and accrued expenses                                                                 170,551        168,060
Capital notes -- subordinated                                                                          250,000        250,000
                                                                                                   ------------   ------------
                    Total banking liabilities                                                        5,641,966      5,582,167
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    53,734         51,388
Minority interest -- other                                                                             218,307        218,306
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    6,525,344      6,442,771
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                     516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642          6,642
Paid-in surplus                                                                                         92,943         92,943
Deficit                                                                                               (137,140)      (142,642)
Net unrealized holding loss                                                                                (97)          (396)
                                                                                                   ------------   ------------
                                                                                                       (37,136)       (42,937)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)       (41,848)
                                                                                                   ------------   ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                            (78,984)       (84,785)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        $ 6,446,360    $ 6,357,986
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                           Ended December 31
                                                                                                     ------------------------------
(In thousands, except per share amounts)                                                                 1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                               $      15,206   $      13,209
Office and industrial properties                                                                             5,518           4,833
Other                                                                                                        1,025             978
                                                                                                     --------------  --------------
Total income                                                                                                21,749          19,020
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                                  10,222           9,061
    Office and industrial properties                                                                         1,911           1,840
    Land parcels and other                                                                                     399             469
Interest expense                                                                                            10,082           9,971
Amortization of debt expense                                                                                   140             174
Depreciation                                                                                                 2,659           2,649
Advisory, management and leasing fees - related parties                                                      2,043           1,912
General and administrative                                                                                     384             480
                                                                                                     --------------  --------------
Total expenses                                                                                              27,840          26,556
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of unconsolidated entities                                                      (1,339)            444
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                           $      (7,430)  $      (7,092)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                                $      74,495   $      93,240
Mortgage-backed securities                                                                                  26,607          18,914
Trading securities                                                                                             472             244
Investment securities                                                                                          402             144
Other                                                                                                        4,419           2,729
                                                                                                     --------------  --------------
Total interest income                                                                                      106,395         115,271
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                            48,779          38,326
Borrowings                                                                                                   9,513          19,218
                                                                                                     --------------  --------------
Total interest expense                                                                                      58,292          57,544
                                                                                                     --------------  --------------
Net interest income                                                                                         48,103          57,727
Provision for loan losses                                                                                  (35,062)        (26,840)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                         13,041          30,887
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Loan and deposit servicing fees                                                                             76,228          63,285
Credit card fees                                                                                            13,758          14,532
Gain (loss) on sales of trading securities, net                                                                557             (51)
Loss on real estate held for investment or sale, net                                                        (4,914)         (4,374)
Gain on sales of loans, net                                                                                 33,172           7,901
Net unrealized gain on interest-only strips                                                                  3,824              --
Other                                                                                                        6,744           6,318
                                                                                                     --------------  --------------
Total other income                                                                                         129,369          87,611
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                           Ended December 31
                                                                                                     ------------------------------
(In thousands, except per share amounts)                                                                 1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                       $      44,845   $      36,604
Loan                                                                                                         9,762           4,320
Property and equipment                                                                                       6,680           5,665
Marketing                                                                                                   20,315          20,077
Data processing                                                                                             10,549          11,845
Depreciation and amortization                                                                                7,830           6,543
Deposit insurance premiums                                                                                   1,466           2,066
Amortization of goodwill and other intangible assets                                                           798             368
Other                                                                                                       10,732          11,052
                                                                                                     --------------  --------------
Total operating expenses                                                                                   112,977          98,540
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                             $      29,433   $      19,958
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                     $      22,003   $      12,866
Income tax provision                                                                                         5,581           5,131
                                                                                                     --------------  --------------
Income before extraordinary item and minority interest                                                      16,422           7,735
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                                        (266)             --
                                                                                                     --------------  --------------
Income before minority interest                                                                             16,156           7,735
Minority interest held by affiliates                                                                        (2,971)         (1,740)
Minority interest -- other                                                                                  (6,329)         (3,692)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                                                     6,856           2,303

DEFICIT
Beginning of period                                                                                       (142,642)       (156,084)
Dividends
    Preferred shares of beneficial interest                                                                  1,354           1,354
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                                                        $    (137,140)  $    (155,135)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                     $       5,502   $         949

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest                                               $        3.13   $        1.32
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                                       (0.06)           --
                                                                                                     --------------  --------------
Income before minority interest                                                                               3.07            1.32
Minority interest held by affiliates                                                                         (0.62)          (0.36)
Minority interest -- other                                                                                   (1.31)          (0.76)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                                          $        1.14   $        0.20
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                           Ended December 31
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                             $      (5,027)  $      (4,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation                                                                                             2,659           2,649
    Early extiguishment of debt                                                                                266              --
    Decrease (increase) in accounts receivable and accrued income                                           (1,397)           (855)
    Decrease (increase) in deferred tax asset                                                               (2,691)         (2,517)
    Increase in accounts payable and accrued expenses                                                       (7,209)         (5,772)
    Amortization of debt expense                                                                               140             174
    Equity in (earnings) losses of unconsolidated entities                                                   1,339            (444)
    Other                                                                                                    2,632           2,653
                                                                                                     --------------  --------------
                                                                                                            (9,288)         (8,770)
                                                                                                     --------------  --------------
Banking
Net income                                                                                                  11,883           6,961
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                               7,998          (1,172)
    Depreciation and amortization                                                                            7,889           6,656
    Amortization of goodwill and other intangible assets                                                       802           2,418
    Provision for loan losses                                                                               35,062          26,840
    Capitalized interest on real estate held for investment or sale                                           (499)           (559)
    Net purchases of trading securities                                                                     (8,845)             --
    Proceeds from sales of trading securities                                                              137,539          91,926
    Net fundings of loans held for sale and/or securitization                                             (197,425)       (191,348)
    Proceeds from sales of loans held for sale and/or securitization                                       829,487         755,197
    Earnings on real estate                                                                                   (332)           (424)
    Provision for losses on real estate held for investment or sale                                          5,307           4,697
    (Gain) loss on sales of trading securities, net                                                           (557)             51
    Gain on sales of loans, net                                                                            (33,172)         (7,901)
    Unrealized gain on interest-only strips                                                                 (3,824)             --
    Increase in interest-only strips                                                                       (33,553)             --
    Increase in excess servicing assets                                                                         --          (9,117)
    Decrease (increase) in servicing assets                                                                  6,930          (1,519)
    Increase in goodwill and other intangible assets                                                       (23,870)             --
    Decrease (increase) in other assets                                                                        557         (64,169)
    Increase (decrease )in other liabilities and accrued expenses                                            1,455         (16,475)
    Minority interest held by affiliates                                                                     2,971           1,740
    Minority interest - other                                                                                2,438           2,438
    Other                                                                                                    3,940          (2,136)
                                                                                                     --------------  --------------
                                                                                                           752,181         604,104
                                                                                                     --------------  --------------
Net cash provided by operating activities                                                                  742,893         595,334
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (2,086)         (1,497)
Property acquisitions                                                                                      (26,124)         (4,709)
Equity investment in unconsolidated entities                                                                 1,327           1,097
                                                                                                     --------------  --------------
                                                                                                           (26,883)         (5,109)
                                                                                                     --------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                    --           9,482
Net proceeds from sales of real estate                                                                       3,566           7,327
Net fundings of loans receivable                                                                          (691,629)       (725,811)
Principal collected on mortgage-backed securities                                                          233,730         103,667
Purchases of investment securities                                                                         (34,010)             --
Purchases of mortgage-backed securities                                                                         --        (168,941)
Purchases of loans receivable                                                                             (272,979)       (195,186)
Purchases of property and equipment                                                                        (13,253)        (17,295)
Disbursements for real estate held for investment or sale                                                   (3,325)         (5,952)
Other                                                                                                       (1,830)            233
                                                                                                     --------------  --------------
                                                                                                          (779,730)       (992,476)
                                                                                                     --------------  --------------
Net cash used in investing activities                                                                     (806,613)       (997,585)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                           Ended December 31
                                                                                                     ------------------------------
(In thousands)                                                                                           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                     $      54,278   $      19,500
Principal curtailments and repayments of mortgages                                                         (27,448)         (9,750)
Repayments of secured notes                                                                                     --          (2,500)
Proceeds from sales of unsecured notes                                                                       2,587           1,881
Repayments of unsecured notes                                                                               (1,968)           (351)
Costs of obtaining financings                                                                                 (818)           (236)
Loan prepayment fees                                                                                           (80)             --
Dividends paid - preferred shares of beneficial interest                                                        --            (750)
                                                                                                     --------------  --------------
                                                                                                            26,551           7,794
                                                                                                     --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                     6,181,097       4,221,190
Customer withdrawals of deposits and payments for maturing certificates of deposit                      (6,080,308)     (4,179,256)
Net increase in securities sold under repurchase agreements                                                  8,768          55,755
Advances from the Federal Home Loan Bank                                                                   106,602         393,216
Repayments of advances from the Federal Home Loan Bank                                                    (155,174)       (243,616)
Proceeds from other borrowings                                                                           2,385,502       1,004,944
Repayments of other borrowings                                                                          (2,389,177)     (1,026,649)
Cash dividends paid on preferred stock                                                                      (2,438)         (2,438)
Cash dividends paid on common stock                                                                         (3,500)         (3,000)
Repayment of capital notes - subordinated                                                                       --         (10,000)
Net proceeds received from capital notes - subordinated                                                         --          96,112
Net proceeds from issuance of preferred stock                                                                   --         144,000
Other                                                                                                        1,037            (133)
                                                                                                     --------------  --------------
                                                                                                            52,409         450,125
                                                                                                     --------------  --------------
Net cash provided by financing activities                                                                   78,960         457,919
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                   15,240          55,668
Cash and cash equivalents at beginning of period                                                           670,139         281,941
                                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                                           $     685,379   $     337,609
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                         $      76,216   $      72,718
        Income taxes paid                                                                                    1,826             290
        Shares of Saul Centers, Inc. common stock                                                              706             844
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                                 706             565
        Distributions from Saul Holdings Limited Partnership                                                 1,363           1,363

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   1,204           1,514
    Loans held for sale exchanged for trading securities                                                   137,414          92,072
    Loans receivable transferred to loans held for sale and/or securitization                              697,547         576,582
    Loans made in connection with the sale of real estate                                                    3,624             467
    Loans receivable transferred to real estate acquired in settlement of loans                              1,222           1,148
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                               2,786              --


-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1997. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4.   BANKING:

LOANS HELD FOR SALE:

Loans held for sale are composed of the following:

                                      December 31,             September 30,
                                           1997                    1997
                                      ------------              -----------
(In thousands)

Single-family residential               $  97,616                $ 102,749
Home improvement and related loans         10,825                     -
                                      ------------              -----------
                                        $ 108,441                $ 102,749
                                      ============              ===========

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                               December 31,               September 30,
                                  1997                         1997
                               ----------                  ----------
(In thousands)

Credit card                     $  60,000                  $   90,000
Automobile                         60,000                      80,000
Home equity credit line            60,000                      50,000
                               ----------                  ----------
  Total                        $  180,000                  $  220,000
                               ==========                  ==========

LOANS RECEIVABLE:

                                        December 31,      September 30,
                                            1997               1997
                                       --------------     -------------
(In thousands)

Single-family residential              $     993,291      $     747,070
Home equity credit line                       81,101             44,088
Commercial real estate and multifamily        73,270             53,816
Real estate construction                     118,330             77,221
Ground                                        29,446             29,592
Commercial                                   183,439            152,483
Credit card                                  949,173            987,149
Automobile                                    88,563            137,111
Home improvement and related loans            57,003             49,551
Overdraft lines of credit and
   other consumer                             35,578             36,029
                                       --------------     -------------
                                           2,609,194          2,314,110
                                       --------------     -------------
Less:
  Undisbursed portion of loans               171,462            106,217
  Unearned discounts                             420                449
  Net deferred loan origination
    costs                                     (3,144)            (2,475)
  Allowance for loan losses                  113,131            105,679
                                       --------------     -------------
                                             281,869            209,870
                                       --------------     -------------
  Total                                $   2,327,325      $   2,104,240
                                       ==============     =============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                           December 31,       September 30,
                                               1997                1997
                                           -----------         -----------
(In thousands)

Real estate held for investment            $    3,819          $    3,819
                                           -----------         -----------

Real estate held for sale                     228,985             231,407
                                           -----------         -----------

Less:
 Allowance for losses on real estate
  held for investment                             198                 198
 Allowance for losses on real estate
  held for sale                               143,674             140,738
                                           -----------         -----------

                                              143,872             140,936
                                           -----------         -----------

  Total real estate held for
   investment or sale                      $   88,932          $   94,290
                                           ===========         ===========

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1997, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded net income of $6.9 million for the three-month period ended December 31, 1997, compared to net income of $2.3 million for the three-month period ended December 31, 1996.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at December 31, 1997, which consisted primarily of hotels, office and industrial projects, and land parcels, was increased by one property from the number at September 30, 1997. In the first quarter of fiscal 1998, the Real Estate Trust purchased a 308-room Holiday Inn in Arlington, Virginia.

Space in the Real Estate Trust's commercial property portfolio was 99% leased at December 31, 1997, compared to leasing rates of 99% and 95% at September 30, 1997 and December 31, 1996, respectively. At December 31, 1997, the Real Estate Trust's commercial property portfolio had a total gross leasable area of 1.3 million square feet, of which 217,000 square feet (16.6%) and 258,000 square feet (19.7%) are subject to leases whose terms expire in the balance of fiscal 1998 and in fiscal 1999, respectively.

The nine hotel properties owned by the Real Estate Trust throughout the first fiscal quarters of 1998 and 1997 experienced average occupancy rates of 64% and 61%, respectively, and average room rates of $75.91 and $69.96, respectively. Five of these hotels registered improved occupancy rates and seven registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 63% and an average room rate of $75.84 during the quarter ended December 31, 1997. On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn hotel located in Arlington, Virginia, near Washington National Airport and the Real Estate Trust's Howard Johnsons hotel. The purchase price was $25.8 million. The Real Estate Trust obtained 15 - year fixed rate financing on the hotel in the amount of $17.7 million.

BANKING

General. The Bank recorded operating income of $29.4 million during the December 1997 quarter, compared to operating income of $20.0 million in the prior corresponding period. The increase in operating income for the current quarter was primarily a result of a $41.8 million increase in the Bank's other (non-interest) income, which was primarily due to increased gains on sales of loans and loan and deposit servicing fees. Partially offsetting these increases were a decrease in interest income, an increase in the provision for loan losses and an increase in operating expenses. See "Results of Operations."

Gains on sales of loans of $33.2 million continued to be a large component of the Bank's non-interest income during the current quarter and resulted primarily from the Bank's securitization activity. During the December 1997 quarter, the Bank securitized and sold $335.0 million of credit card receivables, $220.9 million of automobile loan receivables and $161.7 million of home equity credit line receivables, and recognized gains of $4.5 million, $9.0 million and $4.1 million, respectively, in connection with these sales. See "Liquidity." Gains of $17.6 million were also recognized during the quarter on sales of loans that were transferred to existing trusts. Amortization of the interest-only strips related to prior gains on sales of loans, in the amount of $8.6 million is included in loan and deposit servicing fees.

At December 31, 1997, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.65%, 6.65%, 6.81% and 13.01%, respectively. The Bank's capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter, the Bank declared and paid, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $350 per share.

On November 12, 1997, the Bank purchased ASB Capital Management, Inc. ("ASB"), formerly a wholly-owned subsidiary of NationsBank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area. ASB provides a variety of investment products, including equity and fixed income securities, money market investments, and real estate investments, to a primarily institutional client base and has approximately $3.0 billion of assets under management. The Bank anticipates that the acquisition will provide an additional source of fee-based revenues. Although the acquisition generated additional goodwill which reduced the Bank's regulatory capital levels, the Bank's capital levels remained above the levels established for well-capitalized institutions.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets and Past Due Credit Card Loans
(Dollars in thousands)

                                                                     December 31,         September 30,        December 31,
                                                                         1997                 1997                 1996
                                                                   ------------------   ------------------   -----------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                    $          10,379    $           9,617    $          9,082
    Credit card (1)                                                               --                   --              31,414
    Consumer and other                                                         5,875                4,226               2,720
                                                                   ------------------   ------------------   -----------------
      Total non-accrual loans (2)                                             16,254               13,843              43,216
                                                                   ------------------   ------------------   -----------------

  Real estate acquired in settlement of loans                                228,985              231,407             246,477
  Allowance for losses on real estate acquired in
    settlement of loans                                                     (143,674)            (140,738)           (131,216)
                                                                   ------------------   ------------------   -----------------
    Real estate acquired in settlement of loans, net                          85,311               90,669             115,261
                                                                   ------------------   ------------------   -----------------

      Total non-performing assets                                            101,565              104,512             158,477

  Accruing credit card loans past due 90 days (1)                             26,357               25,700                  --
                                                                   ------------------   ------------------   -----------------
Total non-performing assets and accruing credit card
  loans past due 90 days                                           $         127,922    $         130,212    $        158,477
                                                                   ==================   ==================   =================

Allowance for losses on loans                                      $         113,131    $         105,679    $         95,485
Allowance for losses on real estate held for investment                          198                  198                 191
Allowance for losses on real estate acquired in settlement
  of loans                                                                   143,674              140,738             131,216
                                                                   ------------------   ------------------   -----------------

  Total allowances for losses                                      $         257,003    $         246,615    $        226,892
                                                                   ==================   ==================   =================




Ratios:

  Non-performing assets and credit card loans past due
    90 days, net to total assets (3)                                            0.24%                0.40%               1.02%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (2)                                                      95.41%               99.80%             115.68%

  Allowance for losses on consumer and other loans to
    non-accrual consumer and other loans (2)                                  136.94%              148.37%             187.02%

  Allowance for losses on loans to non-accrual loans (2)                      696.02%              763.41%             220.95%

  Allowance for losses on loans to total loans receivable (4)                   4.15%                4.17%               2.62%




(1) Effective June 30, 1997, the Bank no longer places credit card loans on non-accrual status.
(2) Before deduction of allowances for losses.
(3) Non-performing assets and credit card loans past due 90 days are presented after all allowances for losses on loans and real estate held for investment or sale.
(4) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets include non-accrual loans (loans, other than credit card loans, which are contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) and real estate acquired in settlement of loans, either through foreclosure or deed-in-lieu of foreclosure. Credit card loans are not placed on non-accrual status, but continue to accrue interest until the loan is either paid or charged-off.

Non-performing assets totaled $101.6 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $143.7 million, at December 31, 1997, compared to $104.5 million, after valuation allowances on REO of $140.7 million, at September 30, 1997. In addition to the valuation allowances on REO, the Bank maintained $3.8 million of valuation allowances on its non-accrual loans at December 31, 1997. The $2.9 million decrease in non-performing assets for the current quarter was primarily attributable to a net decrease in REO of $5.4 million, which was partially offset by an increase in non-accrual loans of $2.5 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $16.3 million at December 31, 1997, as compared to $13.8 million at September 30, 1997. At December 31, 1997, non-accrual loans consisted of $10.4 million of real estate loans and $5.9 million of other consumer loans.

REO. At December 31, 1997, the Bank's REO totaled $85.3 million, after valuation allowances on such assets of $143.7 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the predevelopment stage.

                                     Balance                 Balance
                                     Before         All       After
                         Number of  Valuation    Valuation   Valuation   Percent
                        Properties Allowances   Allowances  Allowances  of Total
                        ---------- ------------ ----------- ----------- --------
(Dollars in thousands)

Communities                    5     $ 205,332    $ 138,013    $ 67,319    78.9%
Residential ground             3         6,844        1,097       5,747     6.7%
Commercial ground              4        14,217        4,564       9,653    11.3%
Single-family
 residential properties       22         2,592          -         2,592     3.1%
                              --     ---------    ---------    --------  -------
   Total REO                  34     $ 228,985    $ 143,674    $ 85,311   100.0%
                              ==     =========    =========    ========  =======

During the three months ended December 31, 1997, REO decreased $5.4 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs, and additional valuation allowances of $2.9 million.

During the three months ended December 31, 1997, the Bank received revenues of $9.2 million from the disposition of REO, which consisted of 36 residential lots or units in the Communities ($2.5 million), 65.4 acres of commercial land ($5.3 million) and various single-family residential properties ($1.4 million).

At December 31, 1997, the Bank had executed contracts to sell one residential ground property and one commercial ground property at their aggregate book value of $2.4 million at that date.

Delinquent Loans. At December 31, 1997, delinquent loans totaled $81.8 million (or 3.0% of loans) compared to $84.6 million (or 3.3% of loans) at September 30, 1997. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1997.

                                    Principal Balance
                       -----------------------------------------   Total as a
                         Mortgage      Non-Mortgage                Percentage
                          Loans          Loans           Total     of Loans (1)
                       -----------  ---------------  -----------  ------------
(Dollars in thousands)
Loans delinquent for:

30-59 days ............$     5,142      $    29,793  $    34,935        1.3%
60-89 days ............      1,609           18,923       20,532        0.7%
90 days or more and
  still accruing.......      -               26,357       26,357        1.0%
                       -----------     ------------  -----------       -----
 Total ................$     6,751     $     75,073  $    81,824        3.0%
                       ===========     ============  ===========       =====
----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased from $8.5 million at September 30, 1997 to $6.8 million at December 31, 1997.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $48.7 million at December 31, 1997 from $50.4 million at September 30, 1997, primarily due to a decline in delinquent credit card loans.

Non-mortgage loans delinquent 90 days or more and still accruing, which consists entirely of credit card loans, increased slightly from $25.7 million at September 30, 1997.

Troubled Debt Restructurings. At December 31, 1997 and September 30, 1997, loans accounted for as troubled debt restructurings totaled $11.9 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.2 million. At December 31, 1997, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At December 31, 1997 and September 30, 1997, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                     Three Months Ended                      Year Ended
                                                                        December 31,                       September 30,
                                                              ----------------------------------
                                                                    1997                1996                    1997
                                                              --------------      --------------       --------------------
Balance at beginning of period                                $     105,679       $      95,523        $            95,523
                                                              --------------      --------------       --------------------

Provision for loan losses                                            35,062              26,840                    125,115
                                                              --------------      --------------       --------------------

Increase due to acquisition of loans                                     --                 118                        118
                                                              --------------      --------------       --------------------

Charge-offs:
  Single-family residential                                             274                 332                      1,014
  Credit card                                                        26,442              27,236                    115,835
  Other                                                               3,972               1,902                      9,657
                                                              --------------      --------------       --------------------
      Total charge-offs                                              30,688              29,470                    126,506
                                                              --------------      --------------       --------------------

Recoveries:
  Single-family residential                                              --                   9                         34
  Credit card                                                         2,842               2,225                     10,365
  Other                                                                 236                 240                      1,030
                                                              --------------      --------------       --------------------
      Total recoveries                                                3,078               2,474                     11,429
                                                              --------------      --------------       --------------------

Charge-offs,  net of recoveries                                      27,610              26,996                    115,077
                                                              --------------      --------------       --------------------

Balance at end of period                                      $     113,131       $      95,485        $           105,679
                                                              ==============      ==============       ====================




Provision for loan losses to average loans  (1) (2)                  5.45%               3.12%                      3.50%
Net loan charge-offs to average loans (1) (2)                        4.29%               3.14%                      3.22%
Ending allowance for losses on loans to total
  loans (2) (3)                                                      4.15%               2.62%                      4.17%



(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                                  December 31,
                                       --------------------------------------------------------------           September 30,
                                                      1997                            1996                           1997
                                       ------------------------------- ------------------------------ ------------------------------
                                                        Percent of                      Percent of                     Percent of
                                                         Loans to                        Loans to                       Loans to
                                          Amount        Total Loans       Amount       Total Loans       Amount        Total Loans
                                       -------------- ---------------- -------------- --------------- -------------- ---------------

Balance at end of period allocated to:


Single-family residential              $         784           40.1%   $       1,025          48.0%    $        661           33.5%

Home equity credit line                          757            5.2              608           5.6              683            3.7

Commercial real estate and multifamily         7,781            2.2            7,924           2.1            7,705            2.1

Real estate construction and ground              581            2.1              949           1.6              550            2.2

Commercial                                       425            4.2              211           1.8              364            3.9

Credit card                                   94,758           37.0           79,681          31.9           89,446           42.6

Automobile                                     3,820            5.4            1,800           4.4            3,080            8.6

Home improvement and related loans             3,450            2.5            1,750           3.5            2,415            2.0

Overdraft lines of credit and
    other consumer                               775            1.3            1,537           1.1              775            1.4
                                       --------------                  --------------                 --------------

    Total                              $     113,131                   $      95,485                  $     105,679
                                       ==============                  ==============                 ==============

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(Dollars in thousands)

                                                         Three Months Ended                  Year Ended
                                                            December 31,                    September 30,
                                                 ------------------------------------
                                                      1997                 1996                 1997
                                                 ---------------      ---------------      ---------------

Balance at beginning of period:
  Real estate held for investment                $          198       $          191       $          191
  Real estate held for sale                             140,738              126,519              126,519
                                                 ---------------      ---------------      ---------------
    Total                                               140,936              126,710              126,710
                                                 ---------------      ---------------      ---------------

Provision for real estate losses:
  Real estate held for investment                            --                   --                    7
  Real estate held for sale                               5,307                4,697               19,616
                                                 ---------------      ---------------      ---------------
    Total                                                 5,307                4,697               19,623
                                                 ---------------      ---------------      ---------------

Charge-offs:
  Real estate held for sale:
     Ground                                               2,371                   --                5,397
                                                 ---------------      ---------------      ---------------

    Total charge-offs on real estate
       held for investment or sale                        2,371                   --                5,397
                                                 ---------------      ---------------      ---------------



Balance at end of period:
  Real estate held for investment                           198                  191                  198
  Real estate held for sale                             143,674              131,216              140,738
                                                 ---------------      ---------------      ---------------
    Total                                        $      143,872       $      131,407       $      140,936
                                                 ===============      ===============      ===============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(Dollars in thousands)

                                                                  December 31,                   September 30,
                                                       -----------------------------------
                                                            1997                1996                  1997
                                                       ---------------      --------------      -----------------

Allowance for losses on real estate
  held for investment                                  $          198       $         191       $            198
                                                       ---------------      --------------      -----------------

Allowance for losses on real estate held for sale:
  Single-family residential                                        --                  83                     --
  Home equity credit line                                          --                   1                     --
  Ground                                                      143,674             131,132                140,738
                                                       ---------------      --------------      -----------------
     Total                                                    143,674             131,216                140,738
                                                       ---------------      --------------      -----------------

     Total allowance for losses on real
       estate held for investment or sale              $      143,872       $     131,407       $        140,936
                                                       ===============      ==============      =================

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased by $10.4 million from the level at September 30, 1997 to $257.0 million at December 31, 1997. The $10.4 million increase was primarily attributable to increased valuation allowances on credit card loans and the Communities.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $153.7 million at December 31, 1997, which constituted 64.2% of total non-performing real estate assets, before valuation allowances. This amount represented a $3.2 million increase from the September 30, 1997 level of $150.5 million, or 62.5% of total non-performing real estate assets, before valuation allowances at that date.

During the three months ended December 31, 1997, the Bank provided an additional $5.9 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $2.6 million on these assets. The allowance for losses on real estate held for sale at December 31, 1997 is in addition to approximately $48.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1997.

During the three months ended December 31, 1997, the Bank provided an additional $0.9 million of general valuation allowances against the Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the three months ended December 31, 1997 were $23.6 million, compared to $25.0 million for the three months ended December 31, 1996. The Bank believes that the decrease in net charge-offs over the prior three-month period partially reflects the impact of more stringent underwriting and other lending policies which the Bank implemented in recent periods. The allowance for losses on credit card loans increased to $94.8 million at December 31, 1997 from $89.4 million at September 30, 1997, primarily because of an increase in the provision for losses on such loans. The increase in the provision was primarily attributable to an unallocated allowance established by the Bank due to bankruptcies. The ratio of the allowance for such losses to outstanding credit card loans was 9.4% at December 31, 1997 compared to 8.3% at September 30, 1997.

The combined allowance for losses on consumer and other loans (automobile, home improvement, overdraft lines of credit and other consumer loans) increased to $8.0 million at December 31, 1997 from $6.3 million at September 30, 1997, primarily because of the increased volume of consumer and other loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 136.9% and 3.2%, respectively, at December 31, 1997 compared to 148.4% and 2.1%, respectively, at September 30, 1997.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                        More than      More than       More than
                                                        Six Months      One Year      Three Years
                                          Six Months     through        through        through        More than
                                           or Less      One Year       Three Years    Five Years      Five Years      Total
                                       -------------  ------------   -------------  -------------   -----------   ------------
As of December 31, 1997 Real estate
 loans:
  Adjustable-rate                      $    317,888   $   597,111    $    113,273   $      1,718    $      568    $ 1,030,558
  Fixed-rate                                  7,918         3,269          18,974         21,567        13,876         65,604
  Loans held for sale                       108,441            --              --             --            --        108,441
  Home equity credit lines and second
   mortgages                                 90,899         1,053           3,672          2,940        11,022        109,586
Credit card and other                     1,055,434        30,325          75,244         49,453        24,252      1,234,708
Loans held for securitization and sale      180,000            --              --             --            --        180,000
Mortgage-backed securities                  741,993       437,852         435,600        109,734        26,970      1,752,149
Trading securities                               --            --          16,744             --            --         16,744
Other investments                           497,233            --          34,009             --            --        531,242
                                       -------------  ------------   -------------  -------------   -----------   ------------

  Total interest-earning assets           2,999,806     1,069,610         697,516        185,412        76,688      5,029,032
Total non-interest earning assets                --            --              --             --     1,099,909      1,099,909
                                       -------------  ------------   -------------  -------------   -----------   ------------

  Total assets                         $  2,999,806   $ 1,069,610    $    697,516   $    185,412    $1,176,597    $ 6,128,941
                                       =============  ============   =============  =============   ===========   ============

Deposits:
  Fixed maturity deposits              $  1,222,251   $   238,263    $    243,300   $     49,278    $       --    $ 1,753,092
  NOW, statement and passbook accounts    1,528,868        42,688         142,178         96,770       206,227      2,016,731
  Money market deposit accounts             976,555            --              --             --            --        976,555
Borrowings:
  Capital notes - subordinated                   --            --              --             --       250,000        250,000
  Other                                     183,754           373           6,444         19,256        17,043        226,870
                                       -------------  ------------   -------------  -------------   -----------   ------------
  Total interest-bearing liabilities      3,911,428       281,324         391,922        165,304       473,270      5,223,248
Total non-interest bearing liabilities           --            --              --             --       562,718        562,718
Stockholders' equity                             --            --              --             --       342,975        342,975
                                       -------------  ------------   -------------  -------------   -----------   ------------
  Total liabilities & stockholders'
    equity                             $  3,911,428   $   281,324    $    391,922   $    165,304    $1,378,963    $ 6,128,941
                                       =============  ============   =============  =============   ===========   ============

Gap                                    $   (911,622)  $   788,286    $    305,594   $     20,108    $ (396,582)
Cumulative gap                         $   (911,622)  $  (123,336)   $    182,258   $    202,366    $ (194,216)
Adjustment for interest rate caps (1)  $    261,111   $   205,556    $     50,000   $         --    $       --
Adjusted cumulative gap                $   (650,511)  $    82,220    $    232,258   $    202,366    $ (194,216)
Adjusted cumulative gap as a
  percentage of total assets                 (10.6%)         1.3%            3.8%           3.3%         (3.2%)



(1) At December 31, 1997, the Bank had $305,556 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was 1.2% at December 31, 1997.

Capital. At December 31, 1997, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31, 1997 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's under standing of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                   Minimum                    Excess
                                                       Actual                Capital Requirement             Capital
                                            ---------------------------   ------------------------  -------------------------
                                                              As a %                     As a %                     As a %
                                                Amount      of Assets        Amount     of Assets      Amount      of Assets
                                            ------------    -----------   ------------  ----------  ------------   ----------

Stockholders' equity per financial
 statements                                 $   374,290
  Minority interest in REIT Subsidiary (1)      144,000
  Net unrealized holding losses (2)                 116
                                            ------------
                                                518,406

Adjustments for tangible and core capital:
  Intangible assets                             (66,312)
  Non-allowable minority interest in
    REIT Subsidiary (1)                         (42,582)
  Non-includable subsidiaries  (3)               (3,762)
  Non-qualifying purchased/originated
    loan servicing                                  (82)

                                            ------------
     Total tangible capital                     405,668          6.65%    $    91,441       1.50%   $   314,227        5.15%
                                            ------------    ===========   ============  ==========  ============   ==========

     Total core capital (4)                     405,668          6.65%    $   243,844       4.00%   $   161,824        2.65%
                                            ------------    ===========   ============  ==========  ============   ==========

     Tier 1 risk-based capital (4)              405,668          6.81%    $   238,317       4.00%   $   167,351        2.81%
                                            ------------    ===========   ============  ==========  ============   ==========

Adjustments for total risk-based capital:
  Subordinated capital debentures               250,000
  Allowance for general loan losses             101,997
                                            ------------
     Total supplementary capital                351,997
  Excess allowance for loan losses              (27,183)
                                            ------------
  Adjusted supplementary capital                324,814
                                            ------------
     Total available capital                    730,482
  Equity investments (3)                        (15,233)
                                            ------------
     Total risk-based capital (4)           $   715,249          3.01%    $   476,634       8.00%   $   238,615        5.01%
                                            ============    ===========   ============  ==========  ============   ==========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999.
The following table sets forth the Bank's REO at December 31, 1997, after valuation allowances of $143.7 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                          (In thousands)
         ---------------------                --------------
         1990 (1) (2).........                   $    23,395
         1991 (2).............                        46,599
         1992 (2).............                         2,903
         1993 ................                          -
         1994 ................                         1,776
         1995 ................                         8,047
         1996 ................                          -
         1997 ................                         2,591
                                              --------------
            Total REO ......                     $    85,311
                                              ==============

-----------------------
(1) Includes REO with an aggregate net book value of $15.2 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $57.7 million, for which the Bank received an extension of the holding periods through February 17, 1999.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes ("Secured Notes"), and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the balance of fiscal 1998 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions and restrictions imposed by various agreements on such payments, and (in the case of tax sharing payments), the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes and the availability of Trust collateral to support such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first quarter of fiscal 1998, the Bank made no tax sharing payments, but did make a dividend payment of $2.8 million to the Real Estate Trust. In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will continue to result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe, resulting in the Real Estate Trust receiving tax sharing payments. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

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

In fiscal 1994, the Real Estate refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "Senior Secured Notes"). The Indenture pursuant to which the Senior Secured Notes were issued contains covenants that, among other things, restrict the ability of the Trust and/or its subsidiaries (excluding, in most cases, the Bank and the Bank's subsidiaries) to incur additional indebtedness, make investments, sell assets or pay dividends and make other distributions to holders of the Trust's capital stock.

Through February 12, 1998, the Trust has purchased either in the open market or through dividend reinvestment approximately 2.0 million shares of common stock of Saul Centers (representing 15.6% of such company's outstanding common stock). Most of these shares have been deposited with the Trustee for the Senior Secured Notes to satisfy in part the collateral requirements for those securities, thereby permitting release to the Trust of a portion of the cash on deposit with the Trustee.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At December 31, 1996, there were no borrowings under the facility and unrestricted availability on that date was $9.2 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. In fiscal 1997, the line of credit was increased to $10.0 million and was extended for an additional year. Interest in computed by reference to the floating rate index. At December 31, 1997, there were no borrowings under the facility and unrestricted availability was $4.6 million.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in the Crystal City neighborhood in Arlington, Virginia. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $53.0 million. The new loans have a 15-year term, a fixed interest rate of 7.57% and amortization based on a 25-year schedule.

The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1997 for the balance of fiscal 1998 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
-------------------------------------------------------------------------------
                                Notes Payable-    Notes Payable-
Fiscal Year   Mortgage Notes       Secured          Unsecured          Total
-----------   --------------    --------------    --------------    -----------
1998 (1)        $   8,489        $      --           $  5,642         $ 14,131
1999                9,987               --             16,079           26,066
2000               12,928               --              8,834           21,762
2001               10,579               --              4,589           15,168
2002               12,018           175,000             5,164          192,182
Thereafter        152,968               --              6,944          159,912
              --------------    --------------    --------------    -----------
Total            $206,969          $175,000           $47,252         $429,221
              ==============    ===============    =============    ===========

(1)  January 1, 1998 - September 30, 1998

Of the $207.0 million of mortgage debt outstanding at December 31, 1997, $173.4 million was nonrecourse to Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 1997, the Real Estate Trust received a cash distribution of $1.4 million from Saul Holdings Partnership.

Development and Capital Expenditures. During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3.2 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The project is 100% pre-leased. The Real Estate Trust financed the project with a construction/permanent loan which is expected to cover all costs except for the land and fees to related parties. The project was substantially completed on January 31, 1998.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 2.7 acre parcel located adjacent to its Hampton Inn and Holiday Inn in Sterling, Virginia. The new hotel will be franchised as a TownePlace Suites by Marriott and is expected to be completed in July 1998. The Real Estate Trust has obtained a construction loan which is expected to cover all costs except for the land, fees to related parties, taxes and insurance.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years will be in the range of $6.0 to $7.0 million per year.

BANKING

Liquidity. The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations at December 31, 1997 was 4.0%. The Bank's average liquidity ratio for the month ended December 31, 1997 was 17.1%, compared to 11.1% for the month ended September 30, 1997. Additionally, the Bank met the liquidity requirements imposed by the OTS for each month of the first three months of fiscal 1998.

In recent periods, the proceeds from the securitization and sale of credit card, home equity credit line, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $335.0 million of credit card receivables, $220.9 million of automobile loan receivables and $161.7 million of home equity credit line receivables, during the December 1997 quarter. At December 31, 1997, the Bank was considering the securitization and sale of the following receivables: (i) approximately $570.0 million of credit card receivables, including $60.0 million of receivables outstanding at December 31, 1997 and $510.0 million of receivables which the Bank expects to become available through additional fundings or amortization of existing trusts, during the six months ending June 30, 1998; (ii) approximately $465.0 million of automobile loan receivables, including $60.0 million of receivables outstanding at December 31, 1997 and $405.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending June 30, 1998 and (iii) approximately $60.0 million of home equity credit line receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 4 to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables. Of the $6.1 billion of outstanding trust certificate balances at December 31, 1997, the primary recourse to the Bank was approximately $137.4 million. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At December 31, 1997, recourse to the Bank under these arrangements was approximately $1.0 million.

There were no material commitments for capital expenditures at December 31, 1997.

The Bank's liquidity requirements in fiscal 1998 and for years subsequent to fiscal 1998 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Year 2000 Considerations. Some of the Bank's computer systems are designed to process transactions using two digits to describe the year (e.g., "97" for 1997) rather than four digits and therefore such systems may have difficulty accurately processing transactions and making calculations using dates later than December 31, 1999. Management has implemented a program to upgrade or replace its computer systems to address this problem and expects the upgrades and replacements, along with related testing to be substantially completed not later than December 1998. Management does not expect that the cost of converting such systems will be material to its financial condition or results of operations. Nevertheless, a failure on the part of the Bank to ensure that its computer systems are year 2000 compliant could have a material adverse affect on the Bank's operations. Moreover, if any of the Bank's significant customers or service providers do not successfully and timely achieve year 2000 compliance for their computer systems, the Bank also could be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
     THREE MONTHS ENDED DECEMBER 31, 1996

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $4.6 million and an operating loss of $7.4 million in the three-month period ended December 31, 1997 (the "1998 quarter") compared to a loss before depreciation and amortization of $4.3 million and an operating loss of $7.1 million in the three-month period ended December 31, 1996, (the "1997 quarter"). The changes reflect improved results from properties reduced by a loss in equity results from unconsolidated entities.

Income after direct operating expenses from hotels increased $836,000 (20.2%) in the 1998 quarter over the level achieved in the 1997 quarter. $717,000 (17.7%) of this increase reflected improved results from the nine hotels owned throughout both quarters and $119,000 reflected results from acquisition properties. The increase in total revenue of $1,997,000 (15.1%) exceeded the increase of $ 1,161,000 (12.8%) in direct operating expenses. For the nine hotels owned throughout both periods, the increase in total revenue was $1,507,000 (11.6%) and the increase in direct operating expenses was $790,000 (8.9%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates and occupancy levels.

Income after direct operating expenses from office and industrial properties increased $614,000 (20.5%) in the 1998 quarter over the 1997 quarter. The increase in gross income, which totaled $685,000 (14.2%), exceeded the increase in expenses of $71,000 (3.9%). The improvement was due to additional space leased in the current period and higher turnover rents.

Interest expense increased $111,000 (1.1%) in the 1998 quarter, because of higher average borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $404.0 million for the 1998 quarter from $396.4 million for the 1997 quarter. The average interest rate in the 1998 and 1997 quarters was 10.22% and 10.28%, respectively.

Amortization of debt expense decreased $34,000 (19.5%) in the 1998 quarter, primarily due to lower costs experienced in the renewal of lines of credit.

Depreciation increased $10,000 (0.4%) in the 1998 quarter as a result of new assets placed in service and the change in the hotel portfolio described above.

Advisory, management and leasing fees paid to related parties increased $131,000 (6.9%) in the 1998 quarter from their level in the 1997 quarter. The monthly advisory fees were $317,000 in the 1998 quarter, compared to $311,000 in the 1997 quarter, an increase aggregating $19,000 (2.0%). Management and leasing fees increased $112,000 (11.4%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $96,000 (20.0%) in the 1998 quarter, primarily due to lower legal expense ($84,000).

Equity in earnings (losses) of unconsolidated entities reflected a loss of $1,339,000 in the 1998 quarter and earnings of $444,000 in the 1997 quarter. The loss was attributable to nonrecurring charges for losses on sales of interest rate protection agreements and losses on early extinguishment of debt.

BANKING

Overview. The Bank recorded operating income of $29.4 million for the three months ended December 31, 1997 (the "1997 quarter"), compared to operating of $20.0 million for the three months ended December 31, 1996 (the "1996 quarter"). The increase in operating income for the 1997 quarter was primarily attributable to a $41.8 million increase in other (non-interest) income resulting primarily from increased gains on sales of loans and loan and deposit servicing fee income. Partially offsetting the positive effect such increases had on income were a decrease in interest income, an increase in the provision for loan losses and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $9.6 million (or 16.7%) in the 1997 quarter. The Bank would have recorded additional interest income of $0.5 million for the 1997 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                         Three Months Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                                      1997                                       1996
                                                    -------------------------------------  --------------------------------------
                                                       Average                  Yield/         Average                  Yield/
                                                       Balances     Interest     Rate          Balances     Interest     Rate
                                                    ------------- ------------ ----------  -------------- ------------ ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                       $  2,574,477  $    74,495      11.57%  $   3,439,724  $    93,240      10.84%
    Mortgage-backed securities                         1,892,345       26,607       5.62       1,277,901       18,914       5.92
    Federal funds sold and securities
      purchased under agreements to resell               213,924        3,027       5.66          78,391        1,055       5.38
    Trading securities                                    27,597          472       6.84          13,325          244       7.32
    Investment securities                                 27,804          402       5.78           9,850          144       5.85
    Other interest-earning assets                        168,592        1,392       3.30         158,765        1,674       4.22
                                                    ------------- ------------             -------------- ------------
      Total                                            4,904,739      106,395       8.68       4,977,956      115,271       9.26
                                                                  ------------ ----------                 ------------ ----------

  Noninterest-earning assets:
    Cash                                                 206,274                                 185,194
    Real estate held for investment or sale               94,013                                 123,451
    Property and equipment,  net                         274,908                                 229,447
    Goodwill and other intangible assets, net             13,863                                   2,255
    Other assets                                         482,025                                 322,118
                                                    -------------                          --------------
      Total assets                                  $  5,975,822                           $   5,840,421
                                                    =============                          ==============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                               $    929,530        5,828       2.51   $     854,263        5,296       2.48
      Savings deposits                                   992,692        8,531       3.44         953,087        8,133       3.41
      Time deposits                                    1,791,592       24,775       5.53       1,183,496       15,290       5.17
      Money market deposits                              970,999        9,645       3.97         993,038        9,607       3.87
                                                    -------------   ----------             --------------   ----------
      Total deposits                                   4,684,813       48,779       4.16       3,983,884       38,326       3.85
    Borrowings                                           507,732        9,513       7.49       1,281,952       19,218       6.00
                                                    ------------- ------------             -------------- ------------
      Total liabilities                                5,192,545       58,292       4.49       5,265,836       57,544       4.37
                                                                  ------------ ----------                 ------------ ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                         231,583                                 168,639
    Other liabilities                                     80,218                                  48,732
    Minority interest                                    144,000                                  45,016
    Stockholders' equity                                 327,476                                 312,198
                                                    -------------                          --------------
      Total liabilities and stockholders' equity    $  5,975,822                           $   5,840,421
                                                    =============                          ==============

Net interest income                                               $    48,103                             $    57,727
                                                                  ============                            ============
Net interest spread (2)                                                             4.19%                                   4.89%
                                                                               ==========                              ==========
Net yield on interest-earning assets (3)                                            3.92%                                   4.64%
                                                                               ==========                              ==========
Interest-earning assets to interest-bearing liabilities                            94.46%                                  94.53%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                       Three Months Ended December 31, 1997
                                                                    Compared to
                                                       Three Months Ended December 31, 1996
                                                                Increase (Decrease)
                                                               Due to Change in (1)
                                                     ------------------------------------------
                                                                                       Total
                                                        Volume          Rate           Change
                                                     -----------    -----------    ------------
Interest income:

  Loans (2)                                          $  (54,401)    $   35,656     $   (18,745)
  Mortgage-backed securities                             13,896         (6,203)          7,693
  Federal funds sold and securities
    purchased under agreements  to resell                 1,914             58             228
  Trading securities                                        335           (107)          1,972
  Investment securities                                     270            (12)            258
  Other interest-earning assets                             584           (866)           (282)
                                                     -----------    -----------    ------------
      Total interest income                             (37,402)        28,526          (8,876)
                                                     -----------    -----------    ------------


Interest expense:
  Deposit accounts                                        7,171          3,282          10,453
  Borrowings                                            (33,948)        24,243          (9,705)
                                                     -----------    -----------    ------------
      Total interest expense                            (26,777)        27,525             748
                                                     -----------    -----------    ------------



Increase in net interest income                      $  (10,625)    $    1,001     $    (9,624)
                                                     ===========    ===========    ============


-----------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 1997 quarter decreased $8.9 million (or 7.7%) from the level in the 1996 quarter as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and yields on mortgage-backed securities.

The Bank's net yield on interest-earning assets decreased to 3.92% in the 1997 quarter from 4.64% in the 1996 quarter. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a decline in market rates, as well as higher average rates on deposits, reflecting a shift in the composition of the Bank's deposits to higher yielding certificates of deposit, primarily due to brokered deposits accepted in fiscal 1997. The Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

Interest income on loans, the largest category of interest-earning assets, decreased by $18.8 million (or 20.1%) from the 1996 quarter primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $694.2 million (or 42.3%), resulted primarily from the $1.1 billion exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997. The decrease was primarily responsible for an $11.3 million (or 38.7%) decrease in interest income from single-family residential loans. Average balances of credit card loans and home improvement and related loans decreased $95.4 million and $62.1 million, respectively, largely because of additional securitization activity during fiscal 1997, which, in addition to the decline in net yields on credit card loans discussed below, resulted in a $7.3 million and $2.2 million decline in interest income from such loans, respectively. An increase in the securitization of automobile loans was the primary reason for the $81.9 million decline (or 26.2%) in average balances of automobile loans. An increase in the average balances of home equity credit line loans of $58.4 million (or 90.3%) partially offset the decreases discussed above, and was primarily a result of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $1.6 million (or 170.9%) in the current quarter.

The average yield on the loan portfolio in the 1997 quarter increased 73 basis points (to 11.57% from 10.84%) from the average yield in the 1996 quarter. Contributing to the higher net yield was an increase in the average yield on automobile loans (from 11.95% to 15.86%), resulting from higher yields earned on loans originated by one of the Bank's operating subsidiaries. In addition, an increase in the average yield on single-family residential loans (from 7.14% to 7.59%) resulted from the September 1997 $1.1 billion exchange of single-family residential loans for mortgage-backed securities. These loans had a weighted average interest rate of 6.89% at the date of exchange.

Interest income on mortgage-backed securities increased $7.7 million (or 40.7%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1997 quarter reflected the $1.1 billion securitization of single-family residential loans in September 1997. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 5.92% to 5.62%.

Interest expense increased $0.7 million (or 1.3%) for the 1997 quarter primarily because of an increase of $10.5 million (or 27.3%) in interest expense on deposits, the largest category of interest-bearing liabilities. Interest expense on deposits increased as a result of an increase in average deposit balances of $700.9 million (or 17.6%), and, to a lesser extent, an increase in the average rates on deposits (to 4.16% from 3.85%), which reflected the shift in the composition of the Bank's deposits to higher yielding certificates of deposit.

The increase in interest expense on deposits was partially offset by a $9.7 million (or 50.5%) decrease in interest expense on borrowings. The decrease in interest paid on borrowings was primarily attributable to a $9.1 million and a $2.3 million decrease in interest expense on repurchase agreement transactions and Federal Home Loan Bank advances, respectively, largely because of a $675.2 million and a $177.1 million decline in the average balances of such borrowings, respectively. Excess funds generated from securitization activity during fiscal 1997 and additional deposits facilitated the paydown of such borrowings.

Provision for Loan Losses. The Bank's provision for loan losses increased to $35.1 million in the 1997 quarter from $26.8 million in the 1996 quarter. The $8.2 million increase was primarily due to a $3.9 million and a $3.4 million increase in the provision for losses on credit card and other consumer loans, respectively. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income increased to $129.4 million in the 1997 quarter from $87.6 million in the 1996 quarter. The $41.8 million increase in such income was primarily attributable to increases in gain on sales of loans and loan and deposit servicing fees.

Gain on sales of loans increased by $25.3 million to $33.2 million from $7.9 million, primarily because of $16.3 million of gains recognized on the securitization and sale of credit card loan receivables. Additional gains recognized on the securitization and sale of home equity credit line and automobile loans in the amount of $7.2 million and $1.8 million, respectively, also contributed to the $25.1 million increase during the current quarter. Amortization of prior gains on sales of loans in the amount of $8.6 million is included in loan and deposit servicing fees.

The Bank recognized a $3.8 million net unrealized gain on its interest-only strips reflecting the December 31, 1997 market-value adjustment on the interest-only strips related to the credit card securitized assets.

The increase of $12.9 million (or 20.5%) in loan and deposit servicing fees was primarily due to an increase of $11.2 million in income earned by the Bank on interest-only strips for servicing its portfolio of securitized credit card loans. Fees recognized for servicing deposit accounts also increased by $1.8 million and resulted primarily from the additional fees generated through the Bank's ATM network.

Operating Expenses. Operating expenses for the 1997 quarter increased $14.4 million (or 14.7%) from the level in the 1996 quarter. The primary component of the higher operating expenses was an increase in salaries and employee benefits. The $8.2 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending and branch operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date: February 12, 1998         Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Vice President and Chief Financial Officer


Date: February 12, 1998         Ross E. Heasley
      -----------------         -----------------------------------------------
                                Vice President and Principal Accounting Officer