Form 10-Q
period 1998-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1998-05-15
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                                -----------------------------------------------

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

Commission file number: 1-7184


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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 8, 1998, was 4,826,910.

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at March 31, 1998 and
                            September 30, 1997

                  (b) Consolidated Statements of Operations for the
                         three-month and six-month periods ended
                         March 31, 1998 and 1997

                  (c) Consolidated Statements of Cash Flows for the
                         six-month periods ended March 31, 1998 and 1997

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended March 31, 1998 compared
                              to three months ended March 31, 1997

                            Six months ended March 31, 1998 compared
                              to six months ended March 31, 1997


PART II.          OTHER INFORMATION

Item 6.           Exhibits:

                  Exhibit 27

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                       March 31      September 30
                                                                                                    ---------------  --------------
(In thousands)                                                                                           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                            $     156,835   $     128,557
    Office and industrial                                                                                  109,847         109,628
    Other                                                                                                    4,284           4,265
                                                                                                     --------------  --------------
                                                                                                           270,966         242,450
    Accumulated depreciation                                                                               (91,403)        (85,915)
                                                                                                     --------------  --------------
                                                                                                           179,563         156,535
Land parcels                                                                                                43,036          42,160
Construction in progress                                                                                     6,214           2,480
Cash and cash equivalents                                                                                   19,578          18,248
Other assets                                                                                                90,534          81,150
                                                                                                     --------------  --------------
                    Total real estate assets                                                               338,925         300,573
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                    294,452         286,891
Federal funds sold and securities purchased under agreements to resell                                      40,000         365,000
Loans held for sale                                                                                         52,044         102,749
Loans held for securitization and sale                                                                     260,000         220,000
Trading securities                                                                                          15,380           7,899
Investment securities (market value $39,004 and $5,012, respectively)                                       39,007           4,998
Mortgage-backed securities (market value $2,044,885 and $1,984,667, respectively)                        2,058,849       1,985,707
Loans receivable (net of allowance for losses of $103,998 and $105,679, respectively)                    2,271,035       2,104,240
Federal Home Loan Bank stock                                                                                30,666          33,170
Real estate held for investment or sale (net of allowance for losses of $144,651 and
    $140,936, respectively)                                                                                 86,737          94,290
Property and equipment, net                                                                                289,570         273,562
Goodwill and other intangible assets, net                                                                   30,776           8,846
Interest-only strips, net                                                                                  147,583         105,812
Other assets                                                                                               655,350         464,249
                                                                                                     --------------  --------------
                    Total banking assets                                                                 6,271,449       6,057,413
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $   6,610,374   $   6,357,986
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                               $     205,650   $     180,204
9 3/4% Senior Secured Notes                                                                                200,000              --
11 5/8% Senior Secured Notes                                                                                    --         175,000
Bank Borrowings - secured                                                                                   14,100              --
Notes payable - unsecured                                                                                   48,103          46,633
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         35,340          36,231
Other liabilities and accrued expenses                                                                      28,836          39,959
                                                                                                     --------------  --------------
                    Total real estate liabilities                                                          644,912         590,910
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         5,011,668       4,893,756
Borrowings                                                                                                 282,778          81,840
Federal Home Loan Bank advances                                                                             89,092         188,511
Other liabilities and accrued expenses                                                                     150,083         168,060
Capital notes -- subordinated                                                                              250,000         250,000
                                                                                                     --------------  --------------
                    Total banking liabilities                                                            5,783,621       5,582,167
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        53,904          51,388
Minority interest -- other                                                                                 218,307         218,306
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        6,700,744       6,442,771
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                   (148,647)       (142,642)
Net unrealized holding gains (losses)                                                                           24            (396)
                                                                                                     --------------  --------------
                                                                                                           (48,522)        (42,937)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                     --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (90,370)        (84,785)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $   6,610,374   $   6,357,986
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                          For the Three Months            For the Six Months
                                                                             Ended March 31                 Ended March 31
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $      15,672  $       13,142  $       30,878   $      26,351
Office and industrial properties                                             5,704           5,221          11,222          10,054
Other                                                                          791             290           1,816           1,268
                                                                     -------------- --------------- ---------------  --------------
Total income                                                                22,167          18,653          43,916          37,673
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                  10,619           9,207          20,841          18,268
    Office and industrial properties                                         1,900           1,795           3,811           3,635
    Land parcels and other                                                     389             441             788             910
Interest expense                                                            10,865          10,071          20,947          20,042
Amortization of debt expense                                                   152             162             292             336
Depreciation                                                                 2,830           2,656           5,489           5,305
Advisory, management and leasing fees - related parties                      2,089           1,913           4,132           3,825
General and administrative                                                     222             265             606             745
                                                                     -------------- --------------- ---------------  --------------
Total expenses                                                              29,066          26,510          56,906          53,066
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                1,357           1,095              18           1,539
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                           $      (5,542) $       (6,762) $      (12,972)  $     (13,854)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                $      73,816  $       99,884   $     148,311   $     193,124
Mortgage-backed securities                                                  25,594          19,719          52,201          38,633
Trading securities                                                             638             374           1,110             618
Investment securities                                                          550             142             952             286
Other                                                                        4,638           3,167           9,057           5,896
                                                                     -------------- --------------- ---------------  --------------
Total interest income                                                      105,236         123,286         211,631         238,557
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                            45,511          38,700          94,290          77,026
Borrowings                                                                   9,669          23,211          19,182          42,429
                                                                     -------------- --------------- ---------------  --------------
Total interest expense                                                      55,180          61,911         113,472         119,455
                                                                     -------------- --------------- ---------------  --------------
Net interest income                                                         50,056          61,375          98,159         119,102
Provision for loan losses                                                  (16,612)        (26,922)        (51,674)        (53,762)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         33,444          34,453          46,485          65,340
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Loan and deposit servicing fees                                             43,774          52,555         120,002         115,840
Credit card fees                                                             9,372          13,036          23,130          27,568
Gain on sales of trading securities, net                                       435             540             992             489
Loss on real estate held for investment or sale, net                          (192)         (5,020)         (5,106)         (9,394)
Gain on sales of loans, net                                                 27,893          21,304          61,065          29,205
Net unrealized gain on interest-only strips                                  7,640              --          11,464              --
Other                                                                        8,436           5,681          15,180          11,999
                                                                     -------------- --------------- ---------------  --------------
Total other income                                                          97,358          88,096         226,727         175,707
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                          For the Three Months            For the Six Months
                                                                             Ended March 31                 Ended March 31
                                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                                 1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $      47,927  $       38,867  $       92,772   $      75,471
Loan                                                                         9,300           6,941          19,062          11,261
Property and equipment                                                       7,127           6,031          13,807          11,696
Marketing                                                                   20,423          18,671          40,738          38,748
Data processing                                                             10,931          12,651          21,480          24,496
Depreciation and amortization                                                8,272           7,025          16,102          13,568
Deposit insurance premiums                                                   1,125             970           2,591           3,036
Amortization of goodwill and other intangible assets                           903             368           1,701             736
Other                                                                       12,088          10,899          22,820          21,951
                                                                     -------------- --------------- ---------------  --------------
Total operating expenses                                                   118,096         102,423         231,073         200,963
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $      12,706  $       20,126  $       42,139   $      40,084
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                     $       7,164  $       13,364  $       29,167   $      26,230
Income tax provision                                                           915           3,031           6,496           8,162
                                                                     -------------- --------------- ---------------  --------------
Income before extraordinary item and minority interest                       6,249          10,333          22,671          18,068
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                      (9,335)             --          (9,601)             --
                                                                     -------------- --------------- ---------------  --------------
Income (loss) before minority interest                                      (3,086)         10,333          13,070          18,068
Minority interest held by affiliates                                          (740)         (1,263)         (3,711)         (3,003)
Minority interest -- other                                                  (6,327)         (6,327)        (12,656)        (10,019)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                            (10,153)          2,743          (3,297)          5,046

DEFICIT
Beginning of period                                                       (137,140)       (155,135)       (142,642)       (156,084)
Dividends
    Preferred shares of beneficial interest                                  1,354           1,354           2,708           2,708
-----------------------------------------------------------------------------------------------------------------------------------
End of period                                                        $    (148,647) $     (153,746) $     (148,647)  $    (153,746)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                     $     (11,507) $        1,389  $       (6,005)  $       2,338

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary item and minority interest               $        1.01  $         1.86  $         4.14   $        3.18
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       (1.93)          --              (1.99)          --
                                                                     -------------- --------------- ---------------  --------------
Income (loss) before minority interest                                       (0.92)           1.86            2.15            3.18
Minority interest held by affiliates                                         (0.15)          (0.26)          (0.77)          (0.62)
Minority interest -- other                                                   (1.31)          (1.31)          (2.62)          (2.08)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                   $       (2.38) $         0.29  $        (1.24)  $        0.48
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                          For the Six Months
                                                                                                            Ended March 31
                                                                                                    -------------------------------
(In thousands)                                                                                           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                            $      (18,142)  $      (6,965)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                             5,489           5,306
    Early extinguishment of debt, net of taxes                                                               9,601              --
    Decrease (increase) in accounts receivable and accrued income                                           (1,385)          1,052
    Increase in deferred tax asset                                                                          (4,502)         (7,248)
    Increase (decrease) in accounts payable and accrued expenses                                            (9,266)            981
    Decrease in tax sharing receivable                                                                       2,670           3,167
    Amortization of debt expense                                                                               292             336
    Equity in earnings of unconsolidated entities                                                              (18)         (1,539)
    Other                                                                                                    2,579           5,769
                                                                                                    ---------------  --------------
                                                                                                           (12,682)            859
                                                                                                    ---------------  --------------
Banking
Net income                                                                                                  14,845          12,011
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                               5,315          (1,668)
    Depreciation and amortization                                                                           16,219          13,683
    Amortization of goodwill and other intangible assets                                                     1,708             745
    Provision for loan losses                                                                               51,674          53,762
    Capitalized interest on real estate under development                                                     (994)         (1,114)
    Proceeds from sales of trading securities                                                              238,047         233,728
    Net fundings of loans held for sale and/or securitization                                             (275,059)       (373,606)
    Proceeds from sales of loans held for sale and/or securitization                                     1,113,785       1,376,986
    Earnings on real estate                                                                                 (1,158)         (1,116)
    Provision for losses on real estate held for investment or sale                                          6,086          10,268
    Gain on sales of trading securities, net                                                                  (992)           (489)
    Increase in interest-only strips                                                                       (41,771)             --
    Increase in excess servicing assets                                                                         --         (28,617)
    Decrease (increase) in servicing assets                                                                  7,532          (2,047)
    Increase in goodwill and other intangible assets                                                       (23,870)         (3,855)
    Increase in other assets                                                                              (196,305)       (130,539)
    Decrease in other liabilities and accrued expenses                                                     (17,983)        (14,227)
    Minority interest held by affiliates                                                                     3,711           3,003
    Minority interest - other                                                                                4,875           4,875
    Decrease in tax sharing payable                                                                         (2,670)         (3,167)
    Other                                                                                                    5,946           7,204
                                                                                                    ---------------  --------------
                                                                                                           908,941       1,155,820
                                                                                                    ---------------  --------------
Net cash provided by operating activities                                                                  896,259       1,156,679
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (6,621)         (3,793)
Property acquisitions                                                                                      (26,184)         (4,709)
Equity investment in unconsolidated entities, net                                                              935            (667)
                                                                                                    ---------------  --------------
                                                                                                           (31,870)         (9,169)
                                                                                                    ---------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                 2,504           9,482
Net proceeds from sales of real estate                                                                       9,643          11,294
Net fundings of loans receivable                                                                        (1,234,696)     (1,172,921)
Principal collected on mortgage-backed securities                                                          533,091         312,990
Purchases of investment securities                                                                         (34,009)             --
Purchases of Federal Home Loan Bank stock                                                                       --         (10,712)
Purchases of mortgage-backed securities                                                                         --        (311,554)
Purchases of loans receivable                                                                             (670,830)       (375,889)
Purchases of property and equipment                                                                        (32,668)        (40,730)
Disbursements for real estate held for investment or sale                                                   (6,134)         (8,839)
Other                                                                                                       (1,345)            385
                                                                                                    ---------------  --------------
                                                                                                        (1,434,444)     (1,586,494)
                                                                                                    ---------------  --------------
Net cash used in investing activities                                                                   (1,466,314)     (1,595,663)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                          For the Six Months
                                                                                                            Ended March 31
                                                                                                    -------------------------------
(In thousands)                                                                                           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                    $       55,779   $      25,000
Principal curtailments and repayments of mortgages                                                         (30,310)        (14,947)
Proceeds from issuance of secured notes                                                                    214,100              --
Repayments of secured notes                                                                               (175,000)         (2,500)
Proceeds from sales of unsecured notes                                                                       4,898           3,218
Repayments of unsecured notes                                                                               (3,428)           (987)
Costs of obtaining financings                                                                               (6,502)           (391)
Loan prepayment fees                                                                                       (10,055)             --
Dividends paid - preferred shares of beneficial interest                                                    (3,600)           (750)
                                                                                                    ---------------  --------------
                                                                                                            45,882           8,643
                                                                                                    ---------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    12,129,400       8,726,370
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (12,011,488)     (8,509,355)
Net increase in securities sold under repurchase agreements                                                200,280        (127,381)
Advances from the Federal Home Loan Bank                                                                   258,255         746,811
Repayments of advances from the Federal Home Loan Bank                                                    (357,674)       (594,935)
Proceeds from other borrowings                                                                           6,279,389       2,325,366
Repayments of other borrowings                                                                          (6,278,729)     (2,361,857)
Cash dividends paid on preferred stock                                                                      (4,875)         (4,875)
Cash dividends paid on common stock                                                                         (6,500)         (6,000)
Repayment of capital notes - subordinated                                                                       --         (10,000)
Net proceeds received from capital notes - subordinated                                                         --          96,112
Net proceeds from issuance of preferred stock                                                                   --         144,000
Other                                                                                                            6           5,010
                                                                                                    ---------------  --------------
                                                                                                           208,064         429,266
                                                                                                    ---------------  --------------
Net cash provided by financing activities                                                                  253,946         437,909
-----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                 (316,109)         (1,075)
Cash and cash equivalents at beginning of period                                                           670,139         281,941
                                                                                                    ---------------  --------------
Cash and cash equivalents at end of period                                                          $      354,030   $     280,866
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                        $      143,537   $     134,690
        Income taxes paid                                                                                    5,088             862
        Shares of Saul Centers, Inc. common stock                                                            3,231           4,537
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                               1,439           1,176
        Distributions from Saul Holdings Limited Partnership                                                 2,727           2,727

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   2,130           2,744
    Loans held for sale exchanged for trading securities                                                   241,825         138,891
    Loans held for sale and/or securitization transferred to trading securities                              9,203              --
    Loans receivable transferred to loans held for sale and/or securitization                              984,930         956,583
    Loans made in connection with the sale of real estate                                                    3,974          41,391
    Loans receivable transferred to real estate acquired in settlement of loans                              2,278           3,154
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                             607,829              --


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

2. The accompanying financial statements include the accounts of B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

4. In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). From the proceeds of the sale, the Real Estate Trust provided for the retirement of the $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the"1994 Notes"), including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million. The Real Estate Trust realized approximately $9.1 million in net proceeds. In addition, the Real Estate Trust received approximately $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank. The 1998 Notes are nonrecourse obligations of the Real Estate Trust. The Real Estate Trust realized a $9.3 million loss, net of taxes, on the retirement of the 1994 Notes. See the Consolidated Statements of Operations where the loss on this early extinguishment of debt has been recorded as an extraordinary item.

5. BANKING:

LOANS HELD FOR SALE:

Loans held for sale are composed of the following:

                                             March 31,        September 30,
                                               1998                1997
                                            -----------        ----------
(In thousands)

Single-family residential                    $  40,768          $ 102,749
Home improvement and related loans              11,276               --
                                            -----------        ----------
                                             $  52,044          $ 102,749
                                            ===========        ==========

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                                 March 31,    September 30,
                                                  1998            1997
                                             --------------  --------------
(In thousands)

Credit card                                  $      75,000   $      90,000
Automobile                                          65,000          80,000
Home equity credit line                             65,000          50,000
Home improvement and related loans                  55,000            --
                                             --------------  --------------
  Total                                      $     260,000   $     220,000
                                             ==============  ==============

LOANS RECEIVABLE:

                                                March 31,    September 30,
                                                  1998            1997
                                             --------------  --------------
(In thousands)

Single-family residential                    $     937,799   $     747,070
Home equity credit line                             64,863          44,088
Commercial real estate and multifamily              76,886          53,816
Real estate construction                           122,516          77,221
Ground                                              28,275          29,592
Commercial                                         119,040         152,483
Credit card                                        957,741         987,149
Automobile                                          99,418         137,111
Home improvement and related loans                  22,277          49,551
Overdraft lines of credit and
   other consumer                                   33,709          36,029
                                             --------------  --------------
                                                 2,462,524       2,314,110
                                             --------------  --------------

Less:
  Undisbursed portion of loans                      95,861         106,217
  Unearned discounts                                   180             449
  Net deferred loan origination
    costs                                           (8,550)         (2,475)
  Allowance for loan losses                        103,998         105,679
                                             --------------  --------------
                                                   191,489         209,870
                                             --------------  --------------
  Total                                      $   2,271,035   $   2,104,240
                                             ==============  ==============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                               March 31,       September 30,
                                                 1998              1997
                                             ------------       ----------
(In thousands)

Real estate held for investment              $      3,819      $     3,819
                                             ------------      -----------

Real estate held for sale                         227,569          231,407
                                             ------------       ----------

Less:
 Allowance for losses on real estate
  held for investment                                 201              198
 Allowance for losses on real estate
  held for sale                                   144,450          140,738
                                             ------------       ----------
                                                  144,651          140,936
                                             ------------       ----------

  Total real estate held for
   investment or sale                        $     86,737       $   94,290
                                             ============       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At March 31, 1998, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded a net loss of $3.3 million for the six-month period ended March 31, 1998 compared to net income of $5.0 million for the six-month period ended March 31, 1997. The net loss in the current period was the result of the recognition of a loss on early extinguishment of debt, after taxes, of $9.6 million.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at March 31, 1998, which consisted primarily of hotels, office and industrial projects and land parcels, was increased by one property from the number at September 30, 1997. In the first quarter of fiscal 1998, the Real Estate Trust purchased a 308-room Holiday Inn in Arlington, Virginia.

The nine hotel properties owned by the Real Estate Trust throughout the first six-month periods of fiscal 1998 and 1997 experienced average occupancy rates of 63% in each period and average room rates of $76.54 and $70.21 respectively. Three of these hotels registered improved occupancies and seven registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 62% and an average room rate of $77.67 during the six-month period ended March 31, 1998. On December 10, 1997, the Real Estate Trust purchased a 308-rooms Holiday Inn hotel located in Arlington, Virginia, near the Ronald Reagan Washington National Airport and the Real Estate Trust's Howard Johnsons hotel. The purchase price was $25.8 million. The Real Estate Trust obtained 15-year fixed rate financing on the hotel in the amount of $17.7 million.

The Real Estate Trust's office and industrial portfolio was 99% leased at March 31, 1998, compared to leasing rates of 99% and 98% at September 30, 1997 and at March 31, 1997, respectively. At March 31, 1998,the office and industrial portfolio had a total gross leasable area of 1.3 million square feet, of which 138,000(10.9%) and 252,000(19.9%), are subject to leases whose terms expire in the balance of fiscal 1998 and in fiscal 1999, respectively.

BANKING

Financial Condition

General. The Bank recorded operating income of $12.7 million during the March 1998 quarter, compared to operating income of $20.1 million in the prior corresponding period. The decrease in operating income for the current quarter was primarily a result of an increase in the Bank's operating expenses and a decrease in interest income. Partially offsetting the negative effect these changes had on income were an increase in other (non-interest) income and a decrease in the provision for loan losses. See "Results of Operations."

Gains on sales of loans of $27.9 million continued to be a large component of the Bank's non-interest income (approximately 29%) during the current quarter and resulted primarily from the Bank's securitization activity. During the March 1998 quarter, the Bank securitized and sold $123.5 million of credit card receivables, $151.0 million of automobile loan receivables and $19.7 million of home equity credit line receivables. Gains of $1.8 million, $8.6 million and $1.0 million, respectively, were recognized in connection with these sales. See "Liquidity." Gains of $16.5 million were also recognized during the quarter primarily on sales of loans that were transferred to existing trusts. Amortization of the interest-only strips related to prior gains on sales of loans amounted to $15.1 million, and contributed to a decline in loan and deposit servicing fees.

At March 31, 1998, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.52%, 6.52%, 6.30% and 12.18%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter, the Bank declared and paid, out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $300 per share.

As part of its capital and liquidity management plans, in March 1998, the Bank exchanged $560.2 million of single-family residential loans held in its portfolio for lower risk-weighted mortgage-backed securities which the Bank retained for its own portfolio.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets and Past Due Credit Card Loans
(Dollars in thousands)

                                                                  March 31,     December 31,    September 30,
                                                                     1998           1997            1997
                                                                 -------------  -------------   -------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                  $     10,762    $    10,379     $     9,617
    Commercial                                                            104             --              --
    Consumer and other                                                  4,834          5,875           4,226
                                                                 -------------  -------------   -------------
      Total non-accrual loans (1)                                      15,700         16,254          13,843
                                                                 -------------  -------------   -------------

  Real estate acquired in settlement of loans                         227,569        228,985         231,407
  Allowance for losses on real estate acquired in
    settlement of loans                                              (144,450)      (143,674)       (140,738)
                                                                 -------------  -------------   -------------
    Real estate acquired in settlement of loans, net                   83,119         85,311          90,669
                                                                 -------------  -------------   -------------
      Total non-performing assets
  Accruing credit card loans 90 days or more past due                  98,819        101,565         104,512

                                                                       24,596         26,357          25,700
                                                                 -------------  -------------   -------------
Total non-performing assets and accruing credit card
  loans 90 days or more past due                                 $    123,415    $   127,922     $   130,212
                                                                 =============  =============   =============

Allowance for losses on loans                                    $    103,998    $   113,131     $   105,679
Allowance for losses on real estate held for investment                   201            198             198
Allowance for losses on real estate acquired in settlement
  of loans                                                            144,450        143,674         140,738
                                                                 -------------  -------------   -------------

  Total allowances for losses                                    $    248,649    $   257,003     $   246,615
                                                                 =============  =============   =============





Ratios:

  Non-performing assets and credit card loans 90 days or more
    past due, net to total assets (2)                                    0.31%          0.24%           0.40%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                               86.40%         95.41%          99.80%

  Allowance for losses on commercial loans to non-accrual
    commercial loans (1)                                               444.23%           --              --

  Allowance for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                           137.15%        136.94%         148.37%

  Allowance for losses on loans to non-accrual loans (1)               662.41%        696.02%         763.41%

  Allowance for losses on loans to total loans receivable (3)            3.87%          4.15%           4.17%




(1)  Before deduction of allowances for losses.
(2)  Non-performing assets and credit card loans 90 days or more past due are presented after all allowances for losses on loans and real estate held for investment or sale.
(3)  Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

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

Non-performing assets totaled $98.8 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $144.5 million, at March 31, 1998, compared to $101.6 million, after valuation allowances on REO of $143.7 million, at December 31, 1997. In addition to the valuation allowances on REO, the Bank maintained $3.6 million of valuation allowances on its non-accrual loans at March 31, 1998. The $2.8 million decrease in non-performing assets for the current quarter was primarily attributable to net decreases in REO and non-accrual loans of $2.2 million and $0.6 million, respectively. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $15.7 million at March 31, 1998, as compared to $16.3 million at December 31, 1997. At March 31, 1998, non-accrual loans consisted of $10.8 million of real estate loans and $4.9 million of other consumer loans.

REO. At March 31, 1998, the Bank's REO totaled $83.1 million, after valuation allowances on such assets of $144.5 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.

                            Balance Before  Balance After
                Number of     Valuation     All Valuation   Valuation    Percent
               Properties     Allowances      Allowances    Allowances  of Total
               ----------   --------------  -------------   ----------  --------
(Dollars in
  thousands)

Communities         5         $ 204,262      $ 138,732      $  65,530    78.9%
Residential ground  3             6,655          1,152          5,503     6.6%
Commercial ground   4            14,222          4,566          9,656    11.6%
Single-family
 residential
 properties        20             2,430           --            2,430     2.9%
                   --         ---------      ---------      ---------  -------
   Total REO       32         $ 227,569      $ 144,450      $  83,119   100.0%
                   ==         =========      =========      =========  =======

During the three months ended March 31, 1998, REO decreased $2.2 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended March 31, 1998, the Bank received revenues of $3.2 million from the disposition of REO, which consisted primarily of 72 residential lots or units in the Communities.

At March 31, 1998, the Bank had executed contracts to sell one residential ground property and one commercial ground property at their aggregate book value of $2.2 million at that date.

Delinquent Loans. At March 31, 1998, delinquent loans totaled $69.7 million (or 2.6% of loans) compared to $81.8 million (or 3.0% of loans) at December 31, 1997. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1998.

                               Principal Balance
                        --------------------------------     Total as a
                        Mortgage  Non-Mortgage               Percentage
                          Loans      Loans         Total     of Loans (1)
                        --------- ------------ ------------  ------------
(Dollars in thousands)
Loans delinquent for:

30-59 days ...........  $  4,423   $  23,815    $  28,238        1.1%
60-89 days ...........       713      16,148       16,861        0.6%
90 days or more and
  still accruing......      --        24,596       24,596        0.9%
                        --------- ------------ ------------  ------------
 Total ...............  $  5,136   $  64,559    $  69,695        2.6%
                        ========= ============ ============  ============
----------------
(1) Includes loans held for sale and/or securitization, before deduction of reserves.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased from $6.8 million at December 31, 1997 to $5.1 million at March 31, 1998.

Non-mortgage loans (principally credit card loans) delinquent 30-89 days decreased to $40.0 million at March 31, 1998 from $48.7 million at December 31, 1997, primarily due to a decline in delinquent credit card loans, reflecting the impact of more stringent underwriting and other lending policies which the Bank implemented in recent periods.

Non-mortgage loans delinquent 90 days or more and still accruing, which consists entirely of credit card loans, decreased from $26.4 million at December 31, 1997.

Troubled Debt Restructurings. At March 31, 1998 and December 31, 1997, loans accounted for as troubled debt restructurings totaled $11.9 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.2 million. At March 31, 1998, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1998 and December 31, 1997, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                                         Three Months
                                                         Six Months Ended                    Ended
                                                            March 31,                      March 31,
                                                   -----------------------------
                                                        1998             1997                1998
                                                   -------------     -----------      -----------------
Balance at beginning of period                     $    105,679       $  95,523        $       113,131
                                                   -------------     -----------      -----------------

Provision for loan losses                                51,674          53,762                 16,612
                                                   -------------     -----------      -----------------

Increase due to acquisition of loans                         --             118                     --
                                                   -------------     -----------      -----------------

Charge-offs:
  Single-family residential                                 570             444                    296
  Credit card                                            52,016          58,733                 25,574
  Other                                                   7,364           4,095                  3,392
                                                   -------------     -----------      -----------------
      Total charge-offs                                  59,950          63,272                 29,262
                                                   -------------     -----------      -----------------

Recoveries:
  Single-family residential                                  18              27                     18
  Credit card                                             5,998           4,606                  3,156
  Other                                                     579             490                    343
                                                   -------------     -----------      -----------------
      Total recoveries                                    6,595           5,123                  3,517
                                                   -------------     -----------      -----------------

Charge-offs,  net of recoveries                          53,355          58,149                 25,745
                                                   -------------     -----------      -----------------

Balance at end of period                           $    103,998       $  91,254        $       103,998
                                                   =============     ===========      =================




Provision for loan losses to average loans  (1) (2)        3.83%           3.02%                  2.45%
Net loan charge-offs to average loans (1) (2)              3.96%           3.26%                  3.80%
Ending allowance for losses on loans to total
  loans (2) (3)                                            3.87%           2.50%                  3.87%








(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowances for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                   March 31,                   December 31,                    September 30,
                                                     1998                          1997                             1997
                                          ----------------------------  ---------------------------      ---------------------------
                                                          Percent of                   Percent of                       Percent of
                                                           Loans to                     Loans to                         Loans to
                                             Amount      Total Loans      Amount      Total Loans           Amount     Total Loans
                                          -------------  -------------  ------------  -------------      ------------- -------------
Balance at end of period allocated to:

Single-family residential                 $        747      37.0%       $       784      40.1%           $        661      33.5%

Home equity credit line                            772       4.8                757       5.2                     683       3.7

Commercial real estate and multifamily           7,530       2.6              7,781       2.2                   7,705       2.1

Real estate construction and ground                248       2.3                581       2.1                     550       2.2

Commercial                                         462       4.4                425       4.2                     364       3.9

Credit card                                     87,609      38.6             94,758      37.0                  89,446      42.6

Automobile                                       2,380       6.1              3,820       5.4                   3,080       8.6

Home improvement and related loans               3,650       2.9              3,450       2.5                   2,415       2.0

Overdraft lines of credit and
    other consumer                                 600       1.3                775       1.3                     775       1.4
                                          -------------                 ------------                     -------------

    Total                                 $    103,998                  $   113,131                      $    105,679
                                          =============                 ============                     =============

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(Dollars in thousands)

                                                                                     Three Months
                                                  Six Months Ended                       Ended
                                                      March 31,                        March 31,
                                        --------------------------------------
                                             1998                  1997                  1998
                                        ----------------      ----------------      ----------------

Balance at beginning of period:
  Real estate held for investment       $           198        $          191        $          198
  Real estate held for sale                     140,738               126,519               143,674
                                        ----------------      ----------------      ----------------
    Total                                       140,936               126,710               143,872
                                        ----------------      ----------------      ----------------

Provision for real estate losses:
  Real estate held for investment                     3                     2                     3
  Real estate held for sale                       6,083                10,266                   776
                                        ----------------      ----------------      ----------------
    Total                                         6,086                10,268                   779
                                        ----------------      ----------------      ----------------

Charge-offs:
  Real estate held for sale:
     Ground                                       2,371                    --                    --
                                        ----------------      ----------------      ----------------

    Total charge-offs on real estate
       held for investment or sale                2,371                    --                    --
                                        ----------------      ----------------      ----------------



Balance at end of period:
  Real estate held for investment                   201                   193                   201
  Real estate held for sale                     144,450               136,785               144,450
                                        ----------------      ----------------      ----------------
    Total                               $       144,651        $      136,978        $      144,651
                                        ================      ================      ================

Components of Allowance for Losses on Real Estate Held for Investment or Sale
(Dollars in thousands)

                                               March 31,       December 31,        September 30,
                                                  1998             1997                1997
                                             ---------------  ---------------      --------------

Allowance for losses on real estate
  held for investment                        $          201   $          198       $         198
                                             ---------------  ---------------      --------------

Allowance for losses on real estate
 held for sale:
  Ground                                            144,450          143,674             140,738
                                             ---------------  ---------------      --------------
     Total                                          144,450          143,674             140,738
                                             ---------------  ---------------      --------------

     Total allowance for losses on real
       estate held for investment or sale    $      144,651   $      143,872       $     140,936
                                             ===============  ===============      ==============

The Bank's total valuation allowances for losses on loans and real estate held for investment or sale decreased by $8.4 million from the level at December 31, 1997 to $248.6 million at March 31, 1998. The $8.4 million decrease was primarily attributable to decreased valuation allowances on credit card and other consumer loans.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $153.9 million at March 31, 1998, which constituted 64.6% of total non-performing real estate assets, before valuation allowances. This amount represented a $0.2 million increase from the December 31, 1997 level of $153.7 million, or 64.2% of total non-performing real estate assets, before valuation allowances at that date.

During the three months ended March 31, 1998, the Bank provided an additional $6.3 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $2.9 million on these assets. The allowance for losses on real estate held for sale at March 31, 1998 is in addition to approximately $48.9 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 1998.

During the three months ended March 31, 1998, the Bank provided an additional $1.0 million of general valuation allowances against the Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the three months ended March 31, 1998 were $46.0 million, compared to $54.1 million for the three months ended March 31, 1997. The Bank believes that the decrease in net charge-offs over the prior three-month period partially reflects the impact of more stringent underwriting and other lending policies which the Bank implemented in recent periods. The allowance for losses on credit card loans decreased to $87.6 million at March 31, 1998 from $94.8 million at December 31, 1997, primarily because of a significant decline in delinquent amounts which are generally the leading indicator of expected losses. The ratio of the allowance for such losses to outstanding credit card loans was 8.5% at March 31, 1998 compared to 9.4% at December 31, 1997.

The combined allowance for losses on consumer and other loans (automobile, home improvement, overdraft lines of credit and other consumer loans) decreased to $6.6 million at March 31, 1998 from $8.0 million at December 31, 1997, primarily because of the decreased volume of consumer and other loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans were 137.2% and 2.4%, respectively, at March 31, 1998 compared to 136.9% and 3.2%, respectively, at December 31, 1997.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1998, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                         More than       More than       More than
                                                         Six Months       One Year      Three Years
                                         Six Months       through         through        through        More than
                                           or Less        One Year       Three Years    Five Years      Five Years        Total
                                       -------------- -------------- --------------- -------------- --------------- ---------------
As of March 31, 1998 Real estate loans:
  Adjustable-rate                      $     302,160   $    369,306   $      54,074   $      1,393   $          --   $     726,933
  Fixed-rate                                  17,474         17,913          66,153         44,630         184,286         330,456
  Loans held for sale                         52,044             --              --             --              --          52,044
  Home equity credit lines and second
    mortgages                                 75,153          1,432           4,877          3,950          15,036         100,448
Credit card and other                      1,066,760         27,051          66,298         43,057          14,030       1,217,196
Loans held for securitization and sale       260,000             --              --             --              --         260,000
Mortgage-backed securities                   849,188        384,876         607,148        162,141          55,496       2,058,849
Trading securities                                --             --          15,380             --              --          15,380
Other investments                            217,602             --          39,007             --              --         256,609
                                       -------------- -------------- --------------- -------------- --------------- ---------------

  Total interest-earning assets            2,840,381        800,578         852,937        255,171         268,848       5,017,915
Total non-interest earning assets                 --             --              --             --       1,253,534       1,253,534
                                       -------------- -------------- --------------- -------------- --------------- ---------------

  Total assets                         $   2,840,381   $    800,578   $     852,937   $    255,171   $   1,522,382   $   6,271,449
                                       ============== ============== =============== ============== =============== ===============

Deposits:
  Fixed maturity deposits              $   1,117,090   $    270,132   $     238,577   $     54,654   $          --   $   1,680,453
  NOW, statement and passbook accounts     1,552,807         44,239         147,343        100,285         213,719       2,058,393
  Money market deposit accounts            1,009,920             --              --             --              --       1,009,920
Borrowings:
  Capital notes - subordinated                    --             --              --             --         250,000         250,000
  Other                                      333,678          1,027           8,116         17,807          11,242         371,870
                                       -------------- -------------- --------------- -------------- --------------- ---------------
  Total interest-bearing liabilities       4,013,495        315,398         394,036        172,746         474,961       5,370,636
Total non-interest bearing liabilities            --             --              --             --         556,985         556,985
Stockholders' equity                              --             --              --             --         343,828         343,828
                                       -------------- -------------- --------------- -------------- --------------- ---------------
  Total liabilities & stockholders'
     equity                            $   4,013,495   $    315,398   $     394,036   $    172,746   $   1,375,774   $   6,271,449
                                       ============== ============== =============== ============== =============== ===============

Gap                                    $  (1,173,114)  $    485,180   $     458,901   $     82,425   $    (206,113)
Cumulative gap                         $  (1,173,114)  $   (687,934)  $    (229,033)  $   (146,608)  $    (352,721)
Adjustment for interest rate caps (1)  $     219,444   $    200,000   $      25,000   $         --   $          --
Adjusted cumulative gap                $    (953,670)  $   (487,934)  $    (204,033)  $   (146,608)  $    (352,721)
Adjusted cumulative gap as a percentage
  of total assets                             (15.%2)         (7.8%)          (3.3%)         (2.3%)          (5.6%)



(1) At March 31, 1998, the Bank had $238,889 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 7.7% at March 31, 1998. In addition, there have been no material changes to the Bank's market risk disclosures from September 30, 1997.

Tax Sharing Payments. During the March 1998 quarter, the Bank made a tax sharing payment of $2.7 million to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock.

Capital. At March 31, 1998, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's under standing of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                   Minimum                      Excess
                                                      Actual                 Capital Requirement               Capital
                                           ---------------------------  --------------------------  ---------------------------
                                                             As a %                      As a %                       As a %
                                               Amount      of Assets         Amount     of Assets        Amount      of Assets
                                           ------------    -----------  --------------  ----------  --------------   ----------
Stockholders' equity per financial
 statements                                $   374,303
  Minority interest in REIT Subsidiary (1)     144,000
  Net unrealized holding gains (2)                 (36)
                                           ------------
                                               518,267

Adjustments for tangible and core capital:
  Intangible assets                            (64,636)
  Non-allowable minority interest in
    REIT Subsidiary (1)                        (42,228)
  Non-includable subsidiaries  (3)              (3,806)
  Non-qualifying purchased/originated
    loan servicing                                (508)

                                           ------------
     Total tangible capital                    407,089           6.52%  $      93,591        1.50%  $     313,498         5.02%
                                           ------------    ===========  ==============  ==========  ==============   ==========

     Total core capital (4)                    407,089           6.52%  $     249,575        4.00%  $     157,514         2.52%
                                           ------------    ===========  ==============  ==========  ==============   ==========

     Tier 1 risk-based capital (4)             407,089           6.30%  $     258,657        4.00%  $     148,432         2.30%
                                           ------------    ===========  ==============  ==========  ==============   ==========

Adjustments for total risk-based capital:
  Subordinated capital debentures              250,000
  Allowance for general loan losses             91,922
                                           ------------
     Total supplementary capital               341,922
  Excess allowance for loan losses             (10,955)
                                           ------------
  Adjusted supplementary capital               330,967
                                           ------------
     Total available capital                   738,056
  Equity investments (3)                       (13,171)
                                           ------------
     Total risk-based capital (4)          $   724,885          12.18%  $     517,313        8.00%  $     207,572         4.18%
                                           ============    ===========  ==============  ==========  ==============   ==========


(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $0.9 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least
    6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The following table sets forth the Bank's REO at March 31, 1998, after valuation allowances of $144.5 million, by the fiscal year in which the property was acquired through foreclosure.

     Fiscal Year          (In thousands)

     1990 (1) (2)......... $    21,680
     1991 (2).............      46,526
     1992 (2).............       2,903
     1993 ................        --
     1994 ................       1,531
     1995 ................       8,049
     1996 ................        --
     1997 ................       2,430
                           -----------
            Total REO .... $    83,119
                           ===========

-----------------------
(1) Includes REO with an aggregate net book value of $13.2 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $57.9 million, for which the Bank received an extension of the holding periods through February 17, 1999.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first six months of fiscal 1998, the Bank made a tax sharing payment of $2.7 million and dividend payments of $5.2 million to the Real Estate Trust. In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will continue to result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe, resulting in the Real Estate Trust receiving tax sharing payments. If, in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of
(i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"). In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). After providing for the retirement of the 1994 Notes including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At March 31, 1998, borrowings under this facility were $9.6 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. In fiscal 1997, the line of credit was increased to $10.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At March 31, 1998, borrowings under the facility were $4.5 million. Management and the bank are currently holding discussions to extend the term of this facility.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1998 for the balance of fiscal 1998 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
--------------------------------------------------------------------------------
Fiscal                Mortgage   Notes Payable-  Notes Payable-
Year                    Notes        Secured        Unsecured      Total
--------------------------------------------------------------------------------
1998 (1)              $  5,669      $  4,500        $  4,182     $ 14,351
1999                     9,987           400          16,079       26,466
2000                    14,429         4,800           8,868       28,097
2001                    10,579         4,400           4,850       19,829
2002                    14,507            --           5,194       19,701
Thereafter             150,479       200,000           8,930      359,409
--------------------------------------------------------------------------------
Total                 $205,650      $214,100        $ 48,103     $467,853
================================================================================
(1)  April 1, 1998 - September 30, 1998

Of the $205.6 million of mortgage debt outstanding at March 31, 1998, $172.2 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 1998, the Real Estate Trust received total cash distributions of $2.7 million from Saul Holdings Partnership.

Development and Capital Expenditures. During fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3.2 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland ("Avenel Phase IV"). The Real Estate Trust financed the project with a construction/permanent loan. The project was substantially completed in January 1998 and was offered to Saul Holdings in accordance with the Real Estate Trust's obligations under the Right of First Refusal Agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings. As of April 1, 1998, Saul Holdings issued 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of Avenel Phase IV and the assumption of the loan.

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

The Real Estate Trust believe that its capital improvement costs in the next several fiscal years will be in range of $6.0 to $7.0 million per year.

BANKING

Liquidity. The required liquidity level under OTS regulations at March 31, 1998 was 4.0%. The Bank's average liquidity ratio for the quarter ended March 31, 1998 was 23.1%, compared to 17.1% for the quarter ended December 31, 1997.

The Bank securitized and sold $458.5 million of credit card receivables, $371.9 million of automobile loan receivables and $181.4 million of home equity credit line receivables, during the first six months of fiscal 1998. At March 31, 1998, the Bank was considering the securitization and sale of the following receivables: (i) approximately $370.0 million of credit card receivables, including $75.0 million of receivables outstanding at March 31, 1998 and $295.0 million of receivables which the Bank expects to become available through additional fundings or amortization of existing trusts, during the six months ending September 30, 1998; (ii) approximately $560.0 million of automobile loan receivables, including $65.0 million of receivables outstanding at March 31, 1998 and $495.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending September 30, 1998; (iii) approximately $240.0 million of home equity credit line receivables; and (iv) approximately $55.0 million of home loan receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 5 to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables to the extent of any amounts on deposit in certain "spread accounts" owned by the Bank. These spread accounts provide credit support for the Bank's securitizations and are funded by certain deposits made by the Bank and by excess cash flow payments generated by the securitized assets. Of the $5.9 billion of outstanding trust certificate balances at March 31, 1998, approximately $172.9 million represented amounts on deposit in such spread accounts subject to risk of loss. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At March 31, 1998, recourse to the Bank under these arrangements was approximately $1.0 million.

There were no material commitments for capital expenditures at March 31, 1998.

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

Year 2000 Considerations. Some of the Bank's computer systems are designed to process transactions using two digits to describe the year (e.g., "97" for 1997) rather than four digits and therefore such systems may have difficulty accurately processing transactions and making calculations using dates later than December 31, 1999. Management has implemented a program to upgrade or replace its computer systems to address this problem and expects the upgrades and replacements, along with related testing to be substantially completed not later than December 1998. Management does not expect that the cost of converting such systems will be material to its financial condition or results of operations. Nevertheless, a failure on the part of the Bank to ensure that its computer systems are year 2000 compliant could have a material adverse affect on the Bank's operations. Moreover, management is working with the Bank's outside service providers to evaluate their year 2000 readiness. The Bank also evaluates exposure resulting from year 2000 problems faced by all of its new customers and has undertaken to establish controls related to year 2000 exposure faced by its existing customers by June 1998. Nevertheless, if any of the Bank's significant customers or service providers do not successfully and timely achieve year 2000 compliance for their computer systems, the Bank could be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 (the "1998 quarter") COMPARED TO THREE MONTHS
      ENDED MARCH 31, 1997 (the "1997 quarter")

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $2.6 million and an operating loss of $5.5 million in the 1998 quarter compared to a loss before depreciation and amortization of $3.9 million and an operating loss of $6.8 million in the 1997 quarter. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $1,118,000 (28.4%) in the 1998 quarter over the level achieved in the 1997 quarter. $476,000 (11.8%)of this increase reflect improved results from the nine hotels owned throughout both quarters and $642,000 reflected results from acquisition properties. The increase in total revenue of $2,530,000 (19.3%) exceeded the increase of $1,412,000 (15.3%) in direct operating expenses. For the nine hotels owned throughout both periods, the increase in total revenue was $753,000 (5.7%) and the increase in direct operating expenses was $277,000 (3.0%). The revenue increase was attributable to improved market conditions, which permitted the Real Estate Trust to raise average room rates and occupancy levels.

Income after direct operating expenses from office and industrial properties increased $378,000(11.0%) in the 1998 quarter compared to such income in the 1997 quarter. This increase reflected higher base rents due to an increase in the leasing rate. Gross income in the 1998 quarter was $483,000 (9.3%) above its level in the 1997 quarter. Expenses increased by $105,000(5.8%).

Interest expense increased $794,000(7.9%)in the 1998 quarter, primarily because of the higher level of borrowings in the current quarter. The average balance of the Real Estate Trust's outstanding borrowings increased to $436.1 million for the 1998 quarter from $401.3 million for the 1997 quarter. The increase in average borrowings was the result of mortgage loan refinancings and new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002. The weighted average cost of borrowings was 10.31% in the 1998 quarter compared to 10.40% in the 1997 quarter.

Amortization of debt expense decreased $10,000(6.2%)in the 1998 quarter, primarily due to the lower costs experienced in the renewal of lines of credit.

Depreciation increased $174,000 (6.6%)in the 1998 quarter as a result of new assets placed in service and the addition of a new hotel.

Advisory, management and leasing fees paid to related parties increased $176,000 (9.2%)in 1998 quarter from their expense level in the 1997 quarter. The monthly advisory fee in the 1998 quarter was $317,000 compared to $311,000 in the 1997 quarter, which resulted in an aggregate increase of $19,000. Management fees were higher in the current quarter, reflecting both higher hotel sales and office rents which the fees are based.

General and administrative expense decreased $43,000(16.2%)in the 1998 quarter, principally as a result of lower legal and insurance expense.

BANKING

Overview. The Bank recorded operating income of $12.7 million for the 1998 quarter compared to operating income of $20.1 million for the 1997 quarter. The decrease in operating income for the 1998 quarter was primarily a result of $15.7 million increase in the Bank's operating expenses and an $18.1 million decrease in interest income. Partially offsetting the negative effect such items had on income were a $9.3 million increase in other (non-interest) income and a $10.3 million decrease in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $11.3 million (or 18.4%) in the 1998 quarter. The Bank would have recorded additional interest income of $0.5 million for the 1998 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Three Months Ended March 31,
                                              ------------------------------------------------------------------------------------
                                                               1998                                         1997
                                              ---------------------------------------      ---------------------------------------
                                                 Average                     Yield/           Average                     Yield/
                                                 Balances       Interest      Rate           Balances        Interest      Rate
                                              -------------   -----------   ---------      ------------    -----------   ---------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                 $  2,596,989    $   73,816        11.37%     $ 3,689,360     $   99,884        10.83%
    Mortgage-backed securities                   1,828,866        25,594         5.60        1,383,555         19,719         5.70
    Federal funds sold and securities
      purchased under agreements to resell         210,012         2,923         5.57           84,887          1,106         5.21
    Trading securities                              32,099           638         7.95           21,432            374         6.98
    Investment securities                           39,007           550         5.64            9,923            142         5.72
    Other interest-earning assets                  178,346         1,715         3.85          196,201          2,061         4.20
                                              -------------   -----------                  ------------    -----------
      Total                                      4,885,319       105,236         8.62        5,385,358        123,286         9.16
                                                              -----------   ---------                      -----------   ---------

  Noninterest-earning assets:
    Cash                                           208,306                                     189,925
    Real estate held for investment or sale         87,370                                     119,142
    Property and equipment,  net                   283,320                                     242,650
    Goodwill and other intangible assets, net       24,494                                       1,887
    Other assets                                   604,205                                     381,538
                                              -------------                                ------------
      Total assets                            $  6,093,014                                 $ 6,320,500
                                              =============                                ============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                         $    982,949         5,073         2.06      $   891,871          5,368         2.41
      Savings deposits                           1,015,191         7,785         3.07          965,519          8,065         3.34
      Time deposits                              1,725,884        23,177         5.37        1,235,342         15,655         5.07
      Money market deposits                        983,261         9,476         3.85        1,001,322          9,612         3.84
                                              -------------     ---------                  ------------      ---------
      Total deposits                             4,707,285        45,511         3.87        4,094,054         38,700         3.78
    Borrowings                                     525,081         9,669         7.37        1,556,697         23,211         5.96
                                              -------------   -----------                  ------------    -----------
      Total liabilities                          5,232,366        55,180         4.22        5,650,751         61,911         4.38
                                                              -----------   ---------                      -----------   ---------
  Noninterest-bearing items:
    Noninterest-bearing deposits                   251,207                                     174,425
    Other liabilities                              118,116                                      46,962
    Minority interest                              144,000                                     144,000
    Stockholders' equity                           347,325                                     304,362
                                              -------------                                ------------
      Total liabilities and stockholders'
        equity                                $  6,093,014                                 $ 6,320,500
                                              =============                                ============

Net interest income                                           $   50,056                                   $   61,375
                                                              ===========                                  ===========
Net interest spread (2)                                                          4.40%                                        4.77%
                                                                            =========                                    =========
Net yield on interest-earning assets (3)                                         4.10%                                        4.56%
                                                                            =========                                    =========
Interest-earning assets to interest-bearing liabilities                         93.37%                                       95.30%
                                                                            =========                                    =========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                       Three Months Ended March 31, 1998
                                                                  Compared to
                                                       Three Months Ended March 31, 1997
                                                              Increase (Decrease)
                                                              Due to Change in (1)
                                                   -------------------------------------------
                                                                                      Total
                                                       Volume          Rate          Change
                                                   ------------    -----------    ------------
Interest income:

  Loans (2)                                        $   (55,446)    $   29,378     $   (26,068)
  Mortgage-backed securities                             8,195         (2,320)          5,875
  Federal funds sold and securities
    purchased under agreements  to resell                1,736             81           1,817
  Trading securities                                       206             58             264
  Investment securities                                    422            (14)            408
  Other interest-earning assets                           (181)          (165)           (346)
                                                   ------------    -----------    ------------
      Total interest income                            (45,068)        27,018         (18,050)
                                                   ------------    -----------    ------------


Interest expense:
  Deposit accounts                                       5,877            934           6,811
  Borrowings                                           (42,330)        28,788         (13,542)
                                                   ------------    -----------    ------------
      Total interest expense                           (36,453)        29,722          (6,731)
                                                   ------------    -----------    ------------



Decrease in net interest income                    $    (8,615)    $   (2,704)    $   (11,319)
                                                   ============    ===========    ============









----------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been  allocated in proportion to the absolute  value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 1998 quarter decreased $18.1 million (or 14.6%) from the level in the 1997 quarter as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and yields on mortgage-backed securities.

The Bank's net yield on interest-earning assets decreased to 4.09% in the 1998 quarter from 4.56% in the 1997 quarter. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as higher average rates on deposits reflecting a shift in the composition of the Bank's deposits to higher yielding certificates of deposit. The shift to higher yielding certificates was primarily due to brokered deposits accepted in fiscal 1997. The Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

Interest income on loans, the largest category of interest-earning assets, decreased by $26.1 million (or 26.1%) from the 1997 quarter primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $720.4 million (or 41.4%), resulted primarily from the $1.1 billion and $560.2 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997 and March 1998, respectively. The decrease was primarily responsible for an $11.7 million (or 38.3%) decrease in interest income from single-family residential loans. Average balances of credit card loans and home improvement and related loans decreased $223.4 million and $39.9 million, respectively, largely because of additional securitization activity in recent periods, which resulted in a $15.4 million and $2.2 million decline in interest income from such loans, respectively. An increase in the securitization of automobile and home equity credit line loans was the primary reason for the $56.7 million (or 25.5%) and $61.3 million (or 28.5%) decline in average balances of automobile and home equity credit line loans, respectively. Interest income on home equity credit line loans decreased by $0.8 million (or 24.0%) in the current quarter.

The average yield on the loan portfolio in the 1998 quarter increased 52 basis points (to 11.35% from 10.83%) from the average yield in the 1997 quarter. Contributing to the higher net yield was an increase in the average yield on automobile loans which was largely responsible for a $3.4 million (or 40.0%) increase in interest income from such loans, and resulted from higher yields earned on loans originated by one of the Bank's operating subsidiaries. In addition, an increase in the average yield on single-family residential loans (from 7.01% to 7.38%) resulted from the $1.1 billion in September 1997 and $560.2 million in March 1998 exchange of single-family residential loans for mortgage-backed securities. Prior to the exchange, these loans had a weighted average interest rate of 6.89% and 6.99%, respectively.

Interest income on mortgage-backed securities increased $5.9 million (or 29.8%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 quarter reflected the $1.1 billion and $560.2 million exchange of single-family residential loans for mortgage-backed securities in September 1997 and March 1998, respectively. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 5.70% to 5.60%.

Interest expense decreased $6.7 million (or 10.9%) for the 1998 quarter primarily because of a $754.0 million decline in the average balances of repurchase agreement transactions and a $302.4 million decline in the average balances of Federal Home Loan Bank advances. Excess funds generated from securitization activity during recent periods and additional deposits facilitated the paydown of such borrowings.

The decrease in interest expense on borrowings was partially offset by an increase of $6.8 million (or 17.6%) in interest expense on deposits, resulting from an increase in average deposit balances of $613.2 million (or 15.0%), and, to a lesser extent, an increase in the average rates on deposits (to 3.87% from 3.78%). The increase in average rates reflected the shift in the composition of the Bank's deposits to higher yielding certificates of deposit.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $16.6 million in the 1998 quarter from $26.9 million in the 1997 quarter. The $10.3 million decrease was primarily due to a $9.9 million decrease in the provision for losses on credit card loans resulting from decreased delinquencies. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income increased to $97.4 million in the 1998 quarter from $88.1 million in the 1997 quarter. The $9.3 million (or 10.5%) increase in such income was primarily attributable to increases in gain on sales of loans and net unrealized gain on interest-only strips. Also contributing to the increase in other income was a decrease in loss on real estate held for investment or sale. Partially offsetting these increases were decreases in loan and deposit servicing fees and credit card fee income.

Gain on sales of loans increased by $6.6 million to $27.9 million from $21.3 million, primarily because of a $4.5 million increase in gains recognized on the securitization and sale of credit card loan receivables. Additional gains recognized on the securitization and sale of automobile and home equity credit line loans in the amount of $2.8 million and $1.4 million, respectively, also contributed to the $6.6 million increase during the current quarter. During the 1998 quarter, $15.1 million in amortization of interest-only strips related to prior gains on sales of loans was deducted from loan and deposit servicing fees.

The Bank recognized a $7.6 million net unrealized gain on its interest-only strips reflecting the March 31, 1998 market value adjustment on the interest-only strips related to securitized credit card assets.

The $4.8 million (or 96.2%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.6 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowance for Losses."

The decrease of $8.8 million (or 16.7%) in loan and deposit servicing fees was primarily due to the $15.1 million increase in the amortization of interest-only strips as discussed above. An increase of $6.5 million in income earned by the Bank on interest-only strips for servicing its portfolio of securitized credit card loans partially offset the negative effect on income. Fees recognized for servicing deposit accounts also increased by $2.0 million and resulted primarily from the additional fees generated through the Bank's ATM network.

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $9.4 million in the 1998 quarter from $13.0 million in the 1997 quarter. The $3.6 million (or 28.1%) decrease was primarily attributable to a $5.7 million increase in rebate expenses, the effects of which were due principally to the introduction of additional programs and products designed to encourage greater use of the Bank's credit cards. Partially offsetting the increase in rebate expenses were increases in certain fees resulting from changes to the fee structure for the Bank's credit card programs which were implemented in fiscal 1997.

Operating Expenses. Operating expenses for the 1998 quarter increased $15.7 million (or 15.3%) from the level in the 1997 quarter. The primary component of the higher operating expenses was an increase in salaries and employee benefits. The $9.0 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's consumer lending and branch operations.

SIX MONTHS ENDED MARCH 31, 1998 (the "1998 period") COMPARED TO SIX MONTHS ENDED
    MARCH 31, 1997 (the "1997 period").

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $7.2 million and an operating loss of $13.0 million in the 1998 period compared to a loss before depreciation and amortization of $8.2 million and an operating loss of $13.9 million in the 1997 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotels increased $1,954,000 (24.2%)in the 1998 period over the level achieved in the 1997 period. $1,194,000 (15.3%)of this increase reflected improved results from nine hotels owned throughout both periods and $760,000 reflected results from acquisition properties. The increase in total revenue of $4,527,000 (17.2%) exceeded the increase of $2,573,000 (14.1%) in direct operating expenses. For the nine hotels owned throughout both periods, the increase in total revenue was $2,261,000 (8.8%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates and occupancy levels.

Income after direct operating expenses from office and industrial properties increased $$992,000 (15.5%)in the 1998 period compared to such income in the 1997 period. The increase was caused by higher gross income of $1,168,000 (11.6%) due to an increase in the leasing rate. Expenses for the current period were $176,000 (4.8%)above last year.

Interest expense increased $905,000 (4.5%)in the 1998 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $421.1 million for the 1998 period from $398.8 million for the 1997 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and the new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002. The weighted average cost of borrowings was 10.24% in the 1998 period compared to 10.34% in the 1997 period.

Amortization of debt expense decreased $44,000 (13.1%)in the 1998 period, primarily due to the lower costs experienced in the renewal of lines of credit.

Depreciation increased $184,000 (3.5%)in the 1998 period as a result of new assets placed in service and the addition of a new hotel.

Advisory, management and leasing fees paid to related parties increased $307,000 (8.0%)in 1998 period from their expense level in the 1997 period. The monthly advisory fee in the 1998 period was $317,000 compared to $311,000 in the prior period, which resulted in an aggregate increase of $38,000. Management and leasing fees were higher in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense decreased $139,000 (18.7%)in the 1998 period, principally as a result of lower legal and insurance expense costs.

Equity in earnings of unconsolidated entities reflected earnings of $18,000 for the 1998 period and earnings of $1,539,000 for the 1997 period. The lower earnings in the current period were attributable to nonrecurring charges for losses on sales of interest rate protection agreements and losses on early extinguishment of debt.

BANKING

Overview. The Bank recorded operating income of $42.1 million for the 1998 period compared to operating income of $40.1 for the 1997 period. The increase in operating income for the 1998 period was primarily attributable to a $51.0 million increase in other (non-interest) income resulting primarily from increased gains on sales of loans. The increase in other (non-interest) income was partially offset by a decrease in interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $20.9 million (or 17.6%) in the 1998 period. The Bank would have recorded additional interest income of $1.0 million for the 1998 period if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Six Months Ended March 31,
                                                --------------------------------------------------------------------------
                                                               1998                                  1997
                                                ------------------------------------  ------------------------------------
                                                   Average                 Yield/        Average                 Yield/
                                                  Balances      Interest    Rate        Balances      Interest    Rate
                                                ------------  ----------- ----------  ------------  ----------- ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                   $ 2,585,733   $  148,311      11.47%  $ 3,564,551   $  193,124      10.84%
    Mortgage-backed securities                    1,860,605       52,201       5.61     1,330,728       38,633       5.81
    Federal funds sold and securities
      purchased under agreements to resell          211,968        5,950       5.61        81,639        2,161       5.29
    Trading securities                               29,848        1,110       7.44        17,379          618       7.11
    Investment securities                            33,406          952       5.70         9,887          286       5.79
    Other interest-earning assets                   173,470        3,107       3.58       177,881        3,735       4.20
                                                ------------  -----------             ------------  -----------
      Total                                       4,895,030      211,631       8.65     5,182,065      238,557       9.21
                                                              ----------- ----------                ----------- ----------

  Noninterest-earning assets:
    Cash                                            207,290                               187,533
    Real estate held for investment or sale          90,693                               121,520
    Property and equipment, net                     279,114                               236,048
    Cost in excess of net assets acquired, net       19,178                                 2,071
    Other assets                                    543,113                               351,712
                                                ------------                          ------------
      Total assets                              $ 6,034,418                           $ 6,080,949
                                                ============                          ============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                           $   956,239       10,901       2.28   $   876,953       10,665       2.43
      Savings deposits                            1,003,942       16,315       3.25       959,311       16,198       3.38
      Time deposits                               1,758,738       47,952       5.45     1,209,419       30,945       5.12
      Money market deposits                         977,130       19,122       3.91       997,493       19,218       3.85
                                                ------------    ---------             ------------    ---------
      Total deposits                              4,696,049       94,290       4.02     4,043,176       77,026       3.81
    Borrowings                                      516,406       19,182       7.43     1,419,317       42,429       5.98
                                                ------------  -----------             ------------  -----------
      Total liabilities                           5,212,455      113,472       4.35     5,462,493      119,455       4.37
                                                              ----------- ----------                ----------- ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                    241,395                               167,698
    Other liabilities                                99,168                                47,971
    Minority interest                               144,000                                94,508
    Stockholders' equity                            337,400                               308,279
                                                ------------                          ------------
      Total liabilities and stockholders'
       equity$                                    6,034,418                           $ 6,080,949
                                                ============                          ============

Net interest income                                           $   98,159                            $  119,102
                                                              ===========                           ===========
Net interest spread (2)                                                        4.29%                                 4.83%
                                                                          ==========                            ==========
Net yield on interest-earning assets (3)                                       4.01%                                 4.60%
                                                                          ==========                            ==========
Interest-earning assets to interest-bearing liabilities                       93.91%                                94.87%
                                                                          ==========                            ==========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                        Six Months Ended March 31, 1998
                                                                  Compared to
                                                        Six Months Ended March 31, 1997
                                                              Increase (Decrease)
                                                              Due to Change in (1)
                                                   -------------------------------------------
                                                                                      Total
                                                       Volume          Rate          Change
                                                   ------------    -----------    ------------

Interest income:
  Loans (2)                                        $   (73,669)    $   28,856     $   (44,813)
  Mortgage-backed securities                            17,388         (3,820)         13,568
  Federal funds sold and securities
    purchased under agreements  to resell                3,651            138           3,789
  Trading securities                                       462             30             492
  Investment securities                                    679            (13)            666
  Other interest-earning assets                            (90)          (538)           (628)
                                                   ------------    -----------    ------------
      Total interest income                            (51,579)        24,653         (26,926)
                                                   ------------    -----------    ------------


Interest expense:
  Deposit accounts                                      12,871          4,393          17,264
  Borrowings                                           (46,633)        23,386         (23,247)
                                                   ------------    -----------    ------------
      Total interest expense                           (33,762)        27,779          (5,983)
                                                   ------------    -----------    ------------



Decrease in net interest income                    $   (17,817)    $   (3,126)    $   (20,943)
                                                   ============    ===========    ============









----------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 1998 period decreased $27.1 million (or 11.3%) from the level in the 1997 period as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and yields on mortgage-backed securities.

The Bank's net yield on interest-earning assets decreased to 4.01% in the 1998 period from 4.60% in the 1997 period. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as higher average rates on deposits reflecting a shift in the composition of the Bank's deposits to higher yielding certificates of deposit. The shift to higher yielding certificates was primarily due to brokered deposits accepted in fiscal 1997. The Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

Interest income on loans, the largest category of interest-earning assets, decreased by $44.8 million (or 23.2%) from the 1997 period primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $707.2 million (or 41.9%), resulted primarily from the $1.1 billion and $560.2 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997 and March 1998, respectively. The decrease was primarily responsible for a $23.0 million (or 38.5%) decrease in interest income from single-family residential loans. Average balances of credit card loans and home improvement and related loans decreased $159.4 million and $51.0 million, respectively, largely because of additional securitization activity during recent periods, which resulted in a $22.7 million and $4.6 million decline in interest income from such loans, respectively. An increase in the securitization of automobile loans was the primary reason for the $69.3 million decline (or 25.9%) in average balances of automobile loans.

The average yield on the loan portfolio in the 1998 period increased 62 basis points (to 11.46% from 10.84%) from the average yield in the 1997 period. Contributing to the higher net yield was an increase in the average yield on automobile loans which was largely responsible for a $3.2 million increase in interest income from such loans, and resulted from higher yields earned on loans originated by one of the Bank's operating subsidiaries. An increase in the average yield on home equity credit line loans (from 6.34% to 7.52%) contributed to a $0.8 million increase in interest income from such loans. In addition, an increase in the average yield on single-family residential loans (from 7.07% to 7.48%) resulted from the September 1997 and March 1998 exchange of single-family residential loans for mortgage-backed securities discussed above. Prior to the exchange, these loans had a weighted average interest rate of 6.89% and 6.99%, respectively.

Interest income on mortgage-backed securities increased $13.6 million (or 35.1%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 period reflected the $1.1 billion and 560.2 million exchange of single-family residential loans for mortgage-backed securities in September 1997 and March 1998, respectively. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 5.81% to 5.61%.

Interest expense decreased $6.0 million (or 5.0%) for the 1998 period primarily because of a $714.6 million decline in the average balances of repurchase agreement transactions and a $239.8 million decline in the average balances of Federal Home Loan Bank advances. Excess funds generated from securitization activity during the current period and additional deposits facilitated the paydown of such borrowings.

The decrease in interest expense on borrowings was partially offset by an increase of $17.3 million (or 22.4%) in interest expense on deposits, resulting from an increase in average deposit balances of $652.9 million (or 16.2%), and, to a lesser extent, an increase in the average rates on deposits (to 4.02% from 3.81%). The increase in average rates reflected the shift in the composition of the Bank's deposits to higher yielding certificates of deposit.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $51.7 million in the 1998 period from $53.8 million in the 1997 period. The $2.1 million decrease was primarily due to a $6.0 million decrease in the provision for losses on credit card loans resulting from decreased delinquencies. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income increased to $226.7 million in the 1998 period from $175.7 million in the 1997 period. The $51.0 million increase in such income was primarily attributable to increases in gain on sales of loans and net unrealized gain on interest-only strips. Also contributing to the increase in other income was a decrease in the loss on real estate held for investment or sale. Partially offsetting such increases was a decrease in credit card fees.

Gain on sales of loans increased by $31.9 million to $61.1 million from $29.2 million, primarily because of a $20.8 million increase in gains recognized on the securitization and sale of credit card loan receivables. Additional gains recognized on the securitization and sale of home equity credit line and automobile loans in the amount of $8.6 million and $4.6 million, respectively, also contributed to the $31.9 million increase during the current period. During the 1998 period, $27.3 million in amortization of interest-only strips related to prior gains on sales of loans was deducted from loan and deposit servicing fees.

The Bank recognized an $11.5 million net unrealized gain on its interest-only strips reflecting the March 31, 1998 and December 31, 1997 market-value adjustments on the interest-only strips related to securitized credit card assets.

The $4.3 million (or 45.6%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $4.2 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowance for Losses."

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $23.1 million in the 1998 period from $27.6 million in the 1997 period. The $4.4 million (or 16.1%) decrease was primarily attributable to a $9.0 million increase in rebate expenses, the effects of which were due principally to the introduction of additional programs and products designed to encourage greater use of the Bank's credit cards. Partially offsetting the increase in rebate expenses were increases in certain fees resulting from changes to the fee structure for the Bank's credit card programs which were implemented in fiscal 1997.

Operating Expenses. Operating expenses for the 1998 period increased $30.1 million (or 15.0%) from the level in the 1997 period. The primary component of the higher operating expenses was an increase in salaries and employee benefits. The $17.3 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's consumer lending and branch operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date: May 15, 1998              Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: May 15, 1998              Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer