Form 10-Q
period 1998-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1998-09-15
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                                -----------------------------------------------

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 11, 1998, was 4,826,910.

                               TABLE OF CONTENTS




PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at June 30, 1998 and
                           September 30, 1997

                  (b) Consolidated Statements of Operations for the
                           three-month and nine-month periods ended June 30, 1998 and 1997

                  (c) Consolidated Statements of Cash Flows for the
                           nine-month periods ended June 30, 1998 and 1997

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                           Real Estate
                           Banking

                  (b) Liquidity and Capital Resources
                           Real Estate
                           Banking

                  (c) Results of Operations
                           Three months ended June 30, 1998 compared to three months ended June 30, 1997

                           Nine months ended June 30, 1998 compared to nine months ended June 30, 1997




PART II.          OTHER INFORMATION


Item 6.           Exhibits and Report on Form 8-K:

                  (a) Exhibit 27: Financial Data Schedule

                  (b) Form 8-K filed April 3, 1998

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                          June 30      September 30
                                                                                                      --------------  --------------
(In thousands)                                                                                             1998            1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                             $     158,252   $     128,557
    Office and industrial                                                                                   109,901         109,628
    Other                                                                                                     3,877           4,265
                                                                                                      --------------  --------------
                                                                                                            272,030         242,450
    Accumulated depreciation                                                                                (94,118)        (85,915)
                                                                                                      --------------  --------------
                                                                                                            177,912         156,535
Land parcels                                                                                                 43,124          42,160
Construction in progress                                                                                      6,466           2,480
Cash and cash equivalents                                                                                    18,615          18,248
Other assets                                                                                                 74,999          81,150
                                                                                                      --------------  --------------
                    Total real estate assets                                                                321,116         300,573
------------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                     396,549         286,891
Federal funds sold and securities purchased under agreements to resell                                      135,000         365,000
Loans held for sale                                                                                          35,156         102,749
Loans held for securitization and sale                                                                      240,000         220,000
Trading securities                                                                                           13,770           7,899
Investment securities (market value $44,036 and $5,012, respectively)                                        43,999           4,998
Mortgage-backed securities (market value $2,284,220 and $1,984,667, respectively)                         2,304,696       1,985,707
Loans receivable (net of allowance for losses of $104,091 and $105,679, respectively)                     2,231,020       2,104,240
Federal Home Loan Bank stock                                                                                 30,666          33,170
Real estate held for investment or sale (net of allowance for losses of $144,471 and $140,936,
    respectively)                                                                                            80,625          94,290
Property and equipment, net                                                                                 295,735         273,562
Goodwill and other intangible assets, net                                                                    32,331           8,846
Interest-only strips, net                                                                                   151,372         105,812
Other assets                                                                                                598,719         464,249
                                                                                                      --------------  --------------
                    Total banking assets                                                                  6,589,638       6,057,413
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $ 6,910,754     $ 6,357,986
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                $     201,252   $     180,204
9 3/4% Senior Secured Notes                                                                                 200,000              --
11 5/8% Senior Secured Notes                                                                                     --         175,000
Notes payable - unsecured                                                                                    49,235          46,633
Deferred gains - real estate                                                                                113,006         112,883
Accrued dividends payable - preferred shares of beneficial interest                                          34,694          36,231
Other liabilities and accrued expenses                                                                       33,336          39,959
                                                                                                      --------------  --------------
                    Total real estate liabilities                                                           631,523         590,910
------------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                          4,916,144       4,893,756
Borrowings                                                                                                  446,060          81,840
Federal Home Loan Bank advances                                                                             344,983         188,511
Other liabilities and accrued expenses                                                                      157,269         168,060
Capital notes -- subordinated                                                                               250,000         250,000
                                                                                                      --------------  --------------
                    Total banking liabilities                                                             6,114,456       5,582,167
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                         51,375          51,388
Minority interest -- other                                                                                  218,307         218,306
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                         7,015,661       6,442,771
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                          516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                   6,642           6,642
Paid-in surplus                                                                                              92,943          92,943
Deficit                                                                                                    (163,300)       (142,642)
Net unrealized holding gains (losses)                                                                           140            (396)
                                                                                                      --------------  --------------
                                                                                                            (63,059)        (42,937)
Less cost of 1,814,688 common shares of beneficial interest in treasury                                     (41,848)        (41,848)
                                                                                                      --------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (104,907)        (84,785)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                           $   6,910,754   $   6,357,986
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                            For the Three Months           For the Nine Months
                                                                               Ended June 30                  Ended June 30
                                                                       -----------------------------  ------------------------------
(In thousands, except per share amounts)                                    1998           1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                 $      21,462  $      17,366   $      52,340   $      43,717
Office and industrial properties                                               5,727          5,442          16,949          15,496
Other                                                                          1,644            640           3,460           1,908
                                                                       -------------- --------------  --------------  --------------
Total income                                                                  28,833         23,448          72,749          61,121
------------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                    12,276         10,142          33,117          28,410
    Office and industrial properties                                           1,684          1,944           5,495           5,579
    Land parcels and other                                                       433            395           1,221           1,305
Interest expense                                                              11,440         10,056          32,387          30,098
Amortization of debt expense                                                     157            189             449             525
Depreciation                                                                   2,931          2,571           8,420           7,876
Advisory, management and leasing fees - related parties                        2,364          2,107           6,496           5,932
General and administrative                                                       215            175             821             920
                                                                       -------------- --------------  --------------  --------------
Total expenses                                                                31,500         27,579          88,406          80,645
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                  1,021          1,240           1,039           2,779
Gain (loss) on sale of property                                                 (329)           724            (329)            724
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                             $      (1,975) $      (2,167)  $     (14,947)  $     (16,021)
------------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                  $      75,219  $      99,753   $     223,530   $     292,877
Mortgage-backed securities                                                    29,690         16,573          81,891          55,206
Trading securities                                                               466            284           1,576             902
Investment securities                                                            570            118           1,522             404
Other                                                                          3,850          4,570          14,445          11,140
                                                                       -------------- --------------  --------------  --------------
Total interest income                                                        109,795        121,298         322,964         360,529
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                              43,626         43,674         137,916         120,700
Borrowings                                                                    17,980         17,572          37,162          60,001
                                                                       -------------- --------------  --------------  --------------
Total interest expense                                                        61,606         61,246         175,078         180,701
                                                                       -------------- --------------  --------------  --------------
Net interest income                                                           48,189         60,052         147,886         179,828
Provision for loan losses                                                    (28,298)       (36,129)        (79,972)        (89,891)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           19,891         23,923          67,914          89,937
------------------------------------------------------------------------------------------------------------------------------------
Other income
Loan and deposit servicing fees                                               28,713         51,600         147,177         166,766
Credit card fees                                                              14,511         14,930          37,641          42,498
Gain (loss) on sales of trading securities, net                                 (181)           487             811             976
Loss on real estate held for investment or sale, net                          (2,292)        (4,460)         (7,398)        (13,854)
Gain on sales of loans, net                                                   38,431         21,488          99,496          50,693
Net unrealized gain on interest-only strips                                       --             --          11,464              --
Other                                                                          8,348          5,563          23,528          17,562
                                                                       -------------- --------------  --------------  --------------
Total other income                                                            87,530         89,608         312,719         264,641
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                            For the Three Months           For the Nine Months
                                                                               Ended June 30                  Ended June 30
                                                                       -----------------------------  ------------------------------
(In thousands, except per share amounts)                                   1998           1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                         $      50,385  $      41,657   $     143,157   $     117,128
Loan                                                                           9,632          7,258          28,694          18,519
Property and equipment                                                         7,126          6,427          20,933          18,123
Marketing                                                                     23,294         16,463          64,032          55,211
Data processing                                                               11,526         11,813          33,006          36,309
Depreciation and amortization                                                  8,780          7,301          24,882          20,869
Deposit insurance premiums                                                     1,140            988           3,731           4,024
Amortization of goodwill and other intangible assets                             947            320           2,648           1,056
Other                                                                         12,215         10,632          35,267          32,583
                                                                       -------------- --------------  --------------  --------------
Total operating expenses                                                     125,045        102,859         356,350         303,822
------------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME (LOSS)                                        $     (17,624) $      10,672   $      24,283   $      50,756
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income (loss)                                                $     (19,599) $       8,505   $       9,336   $      34,735
Income tax provision (benefit)                                               (10,071)         5,061          (3,807)         13,223
                                                                       -------------- --------------  --------------  --------------
Income before extraordinary item and minority interest                        (9,528)         3,444          13,143          21,512
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                            --             --          (9,601)             --
                                                                       -------------- --------------  --------------  --------------
Income (loss) before minority interest                                        (9,528)         3,444           3,542          21,512
Minority interest held by affiliates                                           2,558           (194)         (1,153)         (3,197)
Minority interest -- other                                                    (6,329)        (6,329)        (18,985)        (16,348)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                              (13,299)        (3,079)        (16,596)          1,967

DEFICIT
Beginning of period                                                         (148,647)      (153,746)       (142,642)       (156,084)
Dividends
    Preferred shares of beneficial interest                                    1,354          1,354           4,062           4,062
------------------------------------------------------------------------------------------------------------------------------------
End of period                                                          $    (163,300) $    (158,179)  $    (163,300)  $    (158,179)
------------------------------------------------------------------------------------------------------------------------------------


NET LOSS AVAILABLE TO COMMON
    SHAREHOLDERS                                                       $     (14,653) $      (4,433)  $     (20,658)  $      (2,095)

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary item and minority interest                 $       (2.26) $        0.44   $        1.88   $        3.62
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                            --             --           (1.99)             --
                                                                       -------------- --------------  --------------  --------------
Income (loss) before minority interest                                         (2.26)          0.44           (0.11)           3.62
Minority interest held by affiliates                                            0.53          (0.04)          (0.24)          (0.66)
Minority interest -- other                                                     (1.31)         (1.31)          (3.93)          (3.39)
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                                              $       (3.04) $       (0.91)          (4.28)  $       (0.43)
------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                           For the Nine Months
                                                                                                              Ended June 30
                                                                                                      ------------------------------
(In thousands)                                                                                            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                              $     (21,208)  $     (10,819)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                              8,420           7,876
    (Gain) loss on sale of property                                                                             329            (724)
    Early extinguishment of debt, net of taxes                                                                9,601              --
    Decrease (increase) in accounts receivable and accrued income                                            (2,245)            818
    Increase in deferred tax asset                                                                           (3,440)         (5,417)
    Decrease in accounts payable and accrued expenses                                                        (3,835)         (4,474)
    Decrease in tax sharing receivable                                                                        4,591           3,167
    Amortization of debt expense                                                                                449             525
    Equity in earnings of unconsolidated entities                                                            (1,039)         (2,779)
    Decrease in liquidity maintenance escrow                                                                 12,838           2,984
    Other                                                                                                     3,586           4,909
                                                                                                      --------------  --------------
                                                                                                              8,047          (3,934)
                                                                                                      --------------  --------------
Banking
Net income                                                                                                    4,612          12,784
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                                5,733          (1,470)
    Depreciation and amortization                                                                            25,058          21,041
    Provision for loan losses                                                                                79,972          89,891
    Capitalized interest on real estate under development                                                    (1,463)         (1,670)
    Proceeds from sales of trading securities                                                               276,464         348,519
    Net fundings of loans held for sale and/or securitization                                              (319,239)       (523,645)
    Proceeds from sales of loans held for sale and/or securitization                                      1,612,197       2,068,460
    Earnings on real estate                                                                                  (2,385)         (1,996)
    Provision for losses on real estate held for investment or sale                                           9,564          15,660
    Gain on sales of trading securities, net                                                                   (811)           (976)
    Increase in interest-only strips                                                                        (45,560)        (88,684)
    Decrease in excess spread assets                                                                             --          42,602
    Decrease (increase) in servicing assets                                                                   8,495          (2,612)
    (Increase) decrease in goodwill and other intangible assets                                             (23,476)          1,071
    Increase in other assets                                                                               (138,774)         (4,323)
    Decrease in other liabilities and accrued expenses                                                      (11,273)        (22,736)
    Minority interest held by affiliates                                                                      1,153           3,197
    Minority interest - other                                                                                 7,313           7,313
    Decrease in tax sharing payable                                                                          (4,591)         (3,167)
    Other                                                                                                   (32,689)         11,748
                                                                                                      --------------  --------------
                                                                                                          1,450,300       1,971,007
                                                                                                      --------------  --------------
Net cash provided by operating activities                                                                 1,458,347       1,967,073
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (11,854)         (4,998)
Property sales                                                                                                   --           1,245
Property acquisitions                                                                                       (26,309)         (4,709)
Equity investment in unconsolidated entities, net                                                               731             254
Other investing activities, net                                                                                   1              43
                                                                                                      --------------  --------------
                                                                                                            (37,431)         (8,165)
                                                                                                      --------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                  2,504           9,482
Net proceeds from maturities of investment securities                                                         5,000           5,000
Net proceeds from sales of real estate                                                                       20,364          19,784
Net fundings of loans receivable                                                                         (1,892,915)     (1,561,452)
Principal collected on mortgage-backed securities                                                           903,268         552,591
Purchases of investment securities                                                                          (44,001)             --
Purchases of Federal Home Loan Bank stock                                                                        --         (10,712)
Purchases of mortgage-backed securities                                                                          --        (311,554)
Purchases of loans receivable                                                                            (1,034,645)       (547,717)
Purchases of property and equipment                                                                         (47,843)        (58,008)
Disbursements for real estate held for investment or sale                                                   (10,776)        (15,672)
Other                                                                                                        (1,349)            650
                                                                                                      --------------  --------------
                                                                                                         (2,100,393)     (1,917,608)
                                                                                                      --------------  --------------
Net cash used in investing activities                                                                    (2,137,824)     (1,925,773)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                           For the Nine Months
                                                                                                              Ended June 30
                                                                                                      ------------------------------
(In thousands)                                                                                            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                      $      57,860   $      25,000
Principal curtailments and repayments of mortgages                                                          (33,155)        (17,272)
Proceeds from issuance of secured notes                                                                     224,075              --
Repayments of secured notes                                                                                (199,075)         (2,500)
Proceeds from sales of unsecured notes                                                                        8,259           4,417
Repayments of unsecured notes                                                                                (5,657)         (1,393)
Costs of obtaining financings                                                                                (6,901)             --
Loan prepayment fees                                                                                        (10,055)             --
Dividends paid - preferred shares of beneficial interest                                                     (5,600)           (750)
Other financing activities, net                                                                                  --            (469)
                                                                                                      --------------  --------------
                                                                                                             29,751           7,033
                                                                                                      --------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                     18,468,003      13,941,389
Customer withdrawals of deposits and payments for maturing certificates of deposit                      (18,445,615)    (13,268,604)
Net increase (decrease) in securities sold under repurchase agreements                                      335,165        (574,253)
Advances from the Federal Home Loan Bank                                                                    666,295         863,767
Repayments of advances from the Federal Home Loan Bank                                                     (509,823)       (757,410)
Proceeds from other borrowings                                                                           11,147,745       4,160,549
Repayments of other borrowings                                                                          (11,118,690)     (4,148,871)
Cash dividends paid on preferred stock                                                                       (7,313)         (7,313)
Cash dividends paid on common stock                                                                          (6,500)         (9,000)
Repayment of capital notes - subordinated                                                                        --         (10,000)
Net proceeds received from capital notes - subordinated                                                          --          96,112
Net proceeds from issuance of preferred stock                                                                    --         144,000
Other                                                                                                           484           6,221
                                                                                                      --------------  --------------
                                                                                                            529,751         436,587
                                                                                                      --------------  --------------
Net cash provided by financing activities                                                                   559,502         443,620
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                       (119,975)        484,920
Cash and cash equivalents at beginning of period                                                            670,139         281,941
                                                                                                      --------------  --------------
Cash and cash equivalents at end of period                                                            $     550,164   $     766,861
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest (net of amount capitalized)                                                          $     221,380   $     202,588
        Income taxes                                                                                          6,232           1,134
        Shares of Saul Centers, Inc. common stock                                                             4,010           5,421
        Saul Holdings Limited Partnership units                                                               1,405              --
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                                2,218           1,849
        Distributions from Saul Holdings Limited Partnership                                                  4,131           4,090

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                    3,916           3,600
    Loans held for sale exchanged for trading securities                                                    282,625         347,887
    Loans held for sale and/or securitization transferred to trading securities                               9,203              --
    Loans receivable transferred to loans held for sale and/or securitization                             1,526,831       1,645,177
    Loans made in connection with the sale of real estate                                                     5,226           1,775
    Loans receivable transferred to real estate acquired in settlement of loans                               3,792           3,091
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                            1,223,598              --


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

4. In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). From the proceeds of the sale, the Real Estate Trust provided for the retirement of the $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"), including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million. The Real Estate Trust realized approximately $9.1 million in net proceeds. In addition, the Real Estate Trust received approximately $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 80% (8,000 Shares) of the issued and outstanding common stock of the Bank. The 1998 Notes are nonrecourse obligations of the Real Estate Trust. The Real Estate Trust realized a $9.6 million loss, net of taxes, on the retirement of the 1994 Notes. See the Consolidated Statements of Operations where the loss on this early extinguishment of debt has been recorded as an extraordinary item.

5. BANKING:

LOANS HELD FOR SALE:

Loans held for sale are composed of the following:

                                           June 30,             September 30,
                                            1998                    1997
(In thousands)                          -------------           -------------
Single-family residential                $    29,641             $  102,749
Home improvement and related loans             5,515                   --
                                        -------------            -----------
                                        $     35,156             $  102,749
                                        =============            ===========

LOANS HELD FOR SECURITIZATION AND SALE:

Loans held for securitization and sale are composed of the following:

                                           June 30,             September 30,
                                            1998                    1997
(In thousands)                          -------------           -------------
Credit card                              $    80,000             $    90,000
Automobile                                    55,000                  80,000
Home equity credit line                       85,000                  50,000
Home improvement and related loans            20,000                    --
                                        -------------            ------------
   Total                                 $   240,000             $   220,000
                                        =============            ============

LOANS RECEIVABLE:

                                           June 30,             September 30,
                                            1998                    1997
(In thousands)                          -------------           -------------
Single-family residential                $   967,108             $   747,070
Home equity credit line                       30,856                  44,088
Commercial real estate and multifamily        79,975                  53,816
Real estate construction                     145,208                  77,221
Ground                                        26,254                  29,592
Commercial                                   213,656                 152,483
Credit card                                  858,688                 987,149
Automobile                                   123,918                 137,111
Home improvement and related loans            11,929                  49,551
Overdraft lines of credit and
   other consumer                             32,813                  36,029
                                        -------------            ------------
                                           2,490,405               2,314,110
                                        -------------            ------------
Less:
  Undisbursed portion of loans               164,058                 106,217
  Unearned discounts                             163                     449
  Net deferred loan origination costs         (8,927)                 (2,475)
  Allowance for loan losses                  104,091                 105,679
                                         ------------            ------------
                                             259,385                 209,870
                                         ------------            ------------
   Total                                 $ 2,231,020             $ 2,104,240
                                         ============            ============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:


                                           June 30,             September 30,
                                            1998                    1997
(In thousands)                          -------------           -------------
Real estate held for investment         $      3,819             $     3,819
                                        -------------           -------------

Real estate held for sale                    221,277                 231,407
                                        -------------           -------------
Less:
 Allowance for losses on real estate
  held for investment                            200                     198
 Allowance for losses on real estate
  held for sale                              144,271                 140,738
                                        -------------           -------------
                                             144,471                 140,936
                                        -------------           -------------

   Total real estate held for
      Investment or sale                $     80,625             $    94,290
                                        =============           =============

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of adoption of SFAS 133 on the Bank's financial statements has not yet been determined.

SUBSEQUENT EVENT:

On September 2, 1998, Chevy Chase Bank, F.S.B., a federally chartered stock savings bank (the "Bank"), executed a Purchase and Sale Agreement with First USA Bank, N.A., a nationally chartered banking association ("FUSA"), pursuant to which the Bank will sell its credit card portfolio and related operations to FUSA. The B.F. Saul Real Estate Investment Trust (the "Trust") owns 80% of the outstanding common stock of the Bank and consolidates the Bank's financial statements with those of the Trust. The Bank's credit card portfolio to be purchased by FUSA includes approximately $4.9 billion in managed credit card loans and 3.1 million Visa and Mastercard credit card accounts. In addition, the Bank's approximately 1,300 credit card employees will be offered employment by FUSA. The Bank will receive cash from the sale that exceeds, by a specified amount, the net book value of the assets and liabilities being transferred. Consummation of the transaction is subject to several conditions, including the receipt of required regulatory approvals from the Office of Thrift Supervision, and is scheduled to close in late September or early October 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At June 30 1998, the Bank's assets accounted for approximately 95% of the Trust's consolidated assets. The Trust recorded a net loss of $16.6 million for the nine-month period ended June 30, 1998 compared to net income of $2.0 million for the nine-month period ended June 30, 1997. The net loss in the current period included the recognition of a loss on early extinguishment of debt, after taxes, of $9.6 million. See Results of Operations for additional explanations of variances.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June 30,1998, which consisted primarily of hotels, office and industrial projects and land parcels, was increased by one property from the number at September 30, 1997. In the first quarter of fiscal 1998, the Real Estate Trust purchased a 308-room Holiday Inn in Arlington, Virginia.

The nine hotel properties owned by the Real Estate Trust throughout the first nine-month periods of fiscal 1998 and 1997 experienced average occupancy rates of 68.4% and 68.6% and average room rates of $78.76 and $71.82, respectively. Three of these hotels registered improved occupancies and eight registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 67.6% and an average room rate of $80.54 during the nine-month period ended June 30, 1998. On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn hotel located in Arlington, Virginia, near the Reagan National Airport and the Real Estate Trust's Howard Johnsons hotel. The purchase price was $25.8 million. The Real Estate Trust obtained 15-year fixed rate financing on the hotel in the amount of $17.7 million.

The Real Estate Trust's office and industrial portfolio was 98% leased at June 30, 1998, compared to leasing rates of 99% at September 30, 1997 and at June 30,1997. At June 30,1998, the office and industrial portfolio had a total gross leasable area of 1.3 million square feet, of which 55,900 (4.4%)and 256,000(20.1%), are subject to leases whose terms expire in the balance of fiscal 1998 and in fiscal 1999, respectively.

BANKING

General. The Bank recorded an operating loss of $17.6 million during the June 1998 quarter, compared to operating income of $10.7 million in the prior corresponding period. The decrease in income for the current quarter was primarily a result of an increase in the Bank's salaries and employee benefits and marketing expenses and a decrease in interest income attributable primarily to a shift in the Bank's portfolio to lower yielding mortgage-backed securities. Partially offsetting the negative effect these changes had on income were decreases in the provision for loan losses and the provision for income taxes. See "Results of Operations."

Gains on sales of loans of $38.4 million continued to be a large component of the Bank's non-interest income (approximately 43.9%) during the current quarter and resulted primarily from the Bank's securitization activity. During the June 1998 quarter, the Bank securitized and sold $542.0 million of credit card receivables, $153.6 million of automobile loan receivables and $163.3 million of mortgage loan receivables (consisting of fixed- and variable-rate home equity receivables and home loan receivables). Gains of $8.9 million, $5.5 million and $8.8 million, respectively, were recognized in connection with these sales. See "Liquidity." Gains of $16.4 million were also recognized during the quarter primarily on sales of credit card loans that were transferred to existing securitization trusts. Amortization of the interest-only strips related to prior gains on sales of loans amounted to $35.7 million for the June 1998 quarter, and contributed to a decline in loan and deposit servicing fees.

At June 30, 1998, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.90%, 5.90%, 6.18% and 12.25%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

As part of its capital and liquidity management plans, in June 1998, the Bank exchanged $598.3 million of single-family residential loans held in its portfolio for lower risk-weighted mortgage-backed securities which the Bank retained for its own portfolio.

Subsequent Event. On September 2, 1998, Chevy Chase Bank, F.S.B., a federally chartered stock savings bank (the "Bank"), executed a Purchase and Sale Agreement with First USA Bank, N.A., a nationally chartered banking association ("FUSA"), pursuant to which the Bank will sell its credit card portfolio and related operations to FUSA. The B.F. Saul Real Estate Investment Trust (the "Trust") owns 80% of the outstanding common stock of the Bank and consolidates the Bank's financial statements with those of the Trust. The Bank's credit card portfolio to be purchased by FUSA includes approximately $4.9 billion in managed credit card loans and 3.1 million Visa and Mastercard credit card accounts. In addition, the Bank's approximately 1,300 credit card employees will be offered employment by FUSA. The Bank will receive cash from the sale that exceeds, by a specified amount, the net book value of the assets and liabilities being transferred. Consummation of the transaction is subject to several conditions, including the receipt of required regulatory approvals from the Office of Thrift Supervision, and is scheduled to close in late September or early October 1998.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets and Past Due Credit Card Loans
(Dollars in thousands)

                                                                     June 30,            March 31,         September 30,
                                                                       1998                 1998                1997
                                                                 -----------------    -----------------   -----------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                  $          8,862     $         10,762    $          9,617
    Commercial                                                                100                  104                  --
    Consumer and other                                                      4,082                4,834               4,226
                                                                 -----------------    -----------------   -----------------
      Total non-accrual loans (1)                                          13,044               15,700              13,843
                                                                 -----------------    -----------------   -----------------

  Real estate acquired in settlement of loans                             221,277              227,569             231,407
  Allowance for losses on real estate acquired in
    settlement of loans                                                  (144,271)            (144,450)           (140,738)
                                                                 -----------------    -----------------   -----------------
    Real estate acquired in settlement of loans, net                       77,006               83,119              90,669
                                                                 -----------------    -----------------   -----------------

      Total non-performing assets                                          90,050               98,819             104,512

  Accruing credit card loans 90 days or more past due                      25,474               24,596              25,700
                                                                 -----------------    -----------------   -----------------
Total non-performing assets and accruing credit card
  loans 90 days or more past due                                 $        115,524     $        123,415    $        130,212
                                                                 =================    =================   =================

Allowance for losses on loans                                    $        104,091     $        103,998    $        105,679
Allowance for losses on real estate held for investment                       200                  201                 198
Allowance for losses on real estate acquired in settlement
  of loans                                                                144,271              144,450             140,738
                                                                 -----------------    -----------------   -----------------

  Total allowances for losses                                    $        248,562     $        248,649    $        246,615
                                                                 =================    =================   =================




Ratios:

  Non-performing assets and accruing credit card loans
    90 days or more past due, net to total assets (2)                     0.17%                0.31%               0.40%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                               100.05%               86.40%              99.80%

  Allowance for losses on commercial loans to non-accrual
    commercial loans (1)                                                586.00%              444.23%              --

  Allowance for losses on consumer and other loans to
    non-accrual consumer and other loans (1)                            172.22%              137.15%             148.37%

  Allowance for losses on loans to non-accrual loans (1)                798.00%              662.41%             763.41%

  Allowance for losses on loans to total loans receivable (3)             3.99%                3.87%               4.17%




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

Non-performing assets totaled $90.1 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $144.3 million, at June 30, 1998, compared to $98.8 million, after valuation allowances on REO of $144.5 million, at March 31, 1998. In addition to the valuation allowances on REO, the Bank maintained $2.7 million of valuation allowances on its non-accrual loans at June 30, 1998. The $8.8 million decrease in non-performing assets for the current quarter was attributable to net decreases in REO and non-accrual loans of $6.1 million and $2.7 million, respectively. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $13.0 million at June 30, 1998, as compared to $15.7 million at March 31, 1998. At June 30, 1998, non-accrual loans consisted of $8.9 million of real estate loans and $4.1 million of other consumer loans.

REO. At June 30, 1998, the Bank's REO totaled $77.0 million, after valuation allowances on such assets of $144.3 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.

                                      Balance                Balance
                                      Before       All        After     Percent
                         Number of   Valuation   Valuation  Valuation     of
                        Properties  Allowances  Allowances  Allowances   Total
(Dollars in thousands)  ----------  ----------  ----------  ----------  -------
Communities                  5       $201,997    $142,156    $ 59,841     77.7%
Residential ground           3          6,392       1,200       5,192      6.8%
Commercial ground            3          9,941         915       9,026     11.7%
Single-family
 residential properties     22          2,947        --         2,947      3.8%
                        ----------  ----------  ----------  ----------  -------
   Total REO                33       $221,277    $144,271    $ 77,006    100.0%
                        ==========  ==========  ==========  ==========  =======

During the three months ended June 30, 1998, REO decreased $6.1 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended June 30, 1998, the Bank received revenues of $8.8 million from the disposition of REO, which consisted primarily of 249 residential lots or units in the Communities and one commercial ground property.

At June 30, 1998, the Bank had an executed contract to sell one residential ground property at its book value of $1.2 million.

Delinquent Loans. At June 30, 1998, delinquent loans totaled $72.9 million (or 2.8% of loans) compared to $69.7 million (or 2.6% of loans) at March 31, 1998. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1998.

                                      Principal Balance
                         ------------------------------------------
                         Total as a
                           Mortgage      Non-Mortgage                Percentage
                             Loans          Loans          Total    of Loans (1)
(Dollars in thousands)   ------------- ---------------- ----------- ------------
Loans delinquent for:

30-59 days..........        $4,612          $26,454        $31,066       1.2%
60-89 days..........         1,849           14,495         16,344       0.6%
90 days or more and
 still accruing.........      --             25,474         25,474       1.0%
                           -------         --------       --------      -----
 Total..................    $6,461          $66,423        $72,884        2.8%
                           =======         ========       ========      =====

(1) Includes loans held for sale and/or securitization, before deduction of allowance for losses.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans increased from $5.1 million at March 31, 1998 to $6.5 million at June 30, 1998.

Non-mortgage loans (principally credit card loans) delinquent 30- 89 days increased to $40.9 million at June 30, 1998 from $40.0 million at March 31, 1998. As a result of more stringent underwriting and other lending policies which the Bank implemented in recent periods, non-mortgage loans delinquent 30-89 days has decreased from $48.7 million at December 31, 1997.

Non-mortgage loans delinquent 90 days or more and still accruing, which consists entirely of credit card loans, increased to $25.5 million for the current quarter from $24.6 million at March 31, 1998.

Troubled Debt Restructurings. At June 30, 1998, loans accounted for as troubled debt restructurings totaled $11.8 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The $0.1 million decrease, from $11.9 million at March 31, 1998, was a result of net principal reductions. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At June 30, 1998 and March 31, 1998, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                                                          Three Months
                                                                      Nine Months Ended                       Ended
                                                                          June 30,                          June 30,
                                                              ----------------------------------
                                                                    1998                1997                  1998
                                                              ---------------      -------------     ---------------------
Balance at beginning of period                                $      105,679       $     95,523      $            103,998
                                                              ---------------      -------------     ---------------------

Provision for loan losses                                             79,972             89,891                    28,298
                                                              ---------------      -------------     ---------------------

Increase due to acquisition of loans                                      --                118                        --
                                                              ---------------      -------------     ---------------------

Charge-offs:
  Single-family residential                                            1,318                658                       748
  Credit card                                                         81,136             88,860                    29,120
  Other                                                                9,961              6,499                     2,597
                                                              ---------------      -------------     ---------------------
      Total charge-offs                                               92,415             96,017                    32,465
                                                              ---------------      -------------     ---------------------

Recoveries:
  Single-family residential                                               25                 31                         7
  Credit card                                                         10,037              7,380                     4,039
  Other                                                                  793                800                       214
                                                              ---------------      -------------     ---------------------
      Total recoveries                                                10,855              8,211                     4,260
                                                              ---------------      -------------     ---------------------

Charge-offs,  net of recoveries                                       81,560             87,806                    28,205
                                                              ---------------      -------------     ---------------------

Balance at end of period                                      $      104,091       $     97,726      $            104,091
                                                              ===============      =============     =====================




Provision for loan losses to average loans  (1) (2)                 3.84%              3.33%                     3.85%
Net loan charge-offs to average loans (1) (2)                       3.92%              3.25%                     3.84%
Ending allowance for losses on loans to total
  loans (2) (3)                                                     3.99%              2.78%                     3.99%







(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                  June 30,                      March 31,                      September 30,
                                                    1998                           1998                            1997
                                         ----------------------------  -----------------------------    ----------------------------
                                                          Percent of                    Percent of                      Percent of
                                                           Loans to                      Loans to                        Loans to
                                           Amount         Total Loans    Amount         Total Loans       Amount        Total Loans
                                         ------------     -----------  ------------     ------------    ------------    ------------

Balance at end of period allocated to:


Single-family residential                $       688           38.3%   $       747           37.0%      $       661           33.5%

Home equity credit line                          376            4.4            772            4.8               683            3.7

Commercial real estate and multifamily         7,487            3.0          7,530            2.6             7,705            2.1

Real estate construction and ground              315            3.1            248            2.3               550            2.2

Commercial                                       586            5.5            462            4.4               364            3.9

Credit card                                   87,609           36.1         87,609           38.6            89,446           42.6

Automobile                                     3,780            6.9          2,380            6.1             3,080            8.6

Home improvement and related loans             2,750            1.4          3,650            2.9             2,415            2.0

Overdraft lines of credit and
    other consumer                               500            1.3            600            1.3               775            1.4
                                         ------------                  ------------                     ------------

    Total                                $   104,091                   $   103,998                      $   105,679
                                         ============                  ============                     ============

Real Estate Held for Investment or Sale
(Dollars in thousands)

Activity in Allowances for Losses

                                                                          Three Months
                                                Nine Months Ended            Ended
                                                    June 30,               June 30,
                                            --------------------------
                                               1998          1997            1998
                                            ------------  ------------    ------------

Balance at beginning of period:
  Real estate held for investment           $       198   $       191     $       201
  Real estate held for sale                     140,738       126,519         144,450
                                            ------------  ------------    ------------
    Total                                       140,936       126,710         144,651
                                            ------------  ------------    ------------

Provision for real estate losses:
  Real estate held for investment                     2             4              (1)
  Real estate held for sale                       9,563        15,656           3,480
                                            ------------  ------------    ------------
    Total                                         9,565        15,660           3,479
                                            ------------  ------------    ------------

Charge-offs:
  Real estate held for sale:
     Ground                                       6,030            --           3,659
                                            ------------  ------------    ------------

    Total charge-offs on real estate
       held for investment or sale                6,030            --           3,659
                                            ------------  ------------    ------------

Balance at end of period:
  Real estate held for investment                   200           195             200
  Real estate held for sale                     144,271       142,175         144,271
                                            ------------  ------------    ------------
    Total                                   $   144,471   $   142,370     $   144,471
                                            ============  ============    ============



Components of Allowance for Losses

                                             June 30,      March 31,      September 30,
                                               1998          1998            1997
                                            ------------  ------------    ------------

Allowance for losses on real estate
  held for investment                       $       200   $       201     $       198
                                            ------------  ------------    ------------

Allowance for losses on real estate held for sale:
    Ground                                      144,271       144,450         140,738
                                            ------------  ------------    ------------
       Total                                    144,271       144,450         140,738
                                            ------------  ------------    ------------

       Total allowance for losses on real
         estate held for investment or sale $   144,471   $   144,651     $   140,936
                                            ============  ============    ============

At June 30, 1998, the Bank's total valuation allowances for losses on loans and real estate held for investment or sale increased to $248.6 million from $246.6 million at September 30, 1997. The $2.0 million increase was primarily attributable to increased valuation allowances on the Communities.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $153.3 million at June 30, 1998, which constituted 66.6% of total non-performing real estate assets, before valuation allowances. This amount represented a $2.8 million increase from the September 30, 1997 level of $150.5 million, or 62.5% of total non-performing real estate assets, before valuation allowances at that date.

During the nine months ended June 30, 1998, the Bank provided an additional $10.1 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $7.3 million on these assets. The allowance for losses on real estate held for sale at June 30, 1998 is in addition to approximately $48.8 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 1998.

During the nine months ended June 30, 1998, the Bank provided an additional $3.5 million of general valuation allowances against the Communities pursuant to its policy of providing additional general valuation allowances equal to, or in excess of, the amount of the net earnings generated by the development and sale of land in the Communities.

Net charge-offs of credit card loans for the nine months ended June 30, 1998 were $71.1 million, compared to $81.5 million for the nine months ended June 30, 1997. The Bank believes that the decrease in net charge-offs over the prior nine-month period partially reflects the impact of more stringent underwriting and other lending policies which the Bank implemented in recent periods. At June 30, 1998, the allowance for losses on credit card loans was $87.6 million compared to $89.4 million at September 30, 1997. The ratio of the allowance for such losses to outstanding credit card loans increased to 9.3% at June 30, 1998 from 8.3% at September 30, 1997.

The combined allowance for losses on consumer and other loans (automobile, home improvement and related loans, overdraft lines of credit and other consumer loans) increased to $7.0 million at June 30, 1998 from $6.3 million at September 30, 1997, primarily due to increased delinquencies on automobile loans. The ratios of the allowances for losses on consumer and other loans to non-performing consumer and other loans and to outstanding consumer and other loans increased to 172.2% and 2.8%, respectively, at June 30, 1998 from 148.4% and 2.1%, respectively, at September 30, 1997.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1998, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                          More than       More than       More than
                                                         Six Months       One Year       Three Years
                                         Six Months        through         through         through        More than
                                           or Less        One Year       Three Years     Five Years       Five Years       Total
                                       --------------  --------------  --------------   -------------   -------------  -------------
As of June 30, 1998 Real estate loans:
  Adjustable-rate                      $     368,754   $     220,270   $      33,596    $      1,542    $         --   $    624,162
  Fixed-rate                                  23,436          23,319          88,014          63,720         271,861        470,350
  Loans held for sale                         35,156              --              --              --              --         35,156
  Home equity credit lines and second
       mortgages                              44,311           1,752           5,966           4,833          18,395         75,257
Credit card and other                        985,568          32,336          81,004          52,790          13,644      1,165,342
Loans held for securitization and sale       240,000              --              --              --              --        240,000
Mortgage-backed securities                   700,872         426,967         805,108         179,561         192,188      2,304,696
Trading securities                            13,770              --              --              --              --         13,770
Other investments                            422,451              --          43,999              --              --        466,450
                                       --------------  --------------  --------------   -------------   -------------  -------------

  Total interest-earning assets            2,834,318         704,644       1,057,687         302,446         496,088      5,395,183
Total non-interest earning assets                 --              --              --              --       1,194,455      1,194,455
                                       --------------  --------------  --------------   -------------   -------------  -------------

  Total assets                         $   2,834,318   $     704,644   $   1,057,687    $    302,446    $  1,690,543   $  6,589,638
                                       ==============  ==============  ==============   =============   =============  =============

Deposits:
  Fixed maturity deposits              $     937,233   $     300,083   $     243,827    $     58,281    $         --   $  1,539,424
  NOW, statement and passbook accounts     1,565,363          45,161         150,416         102,377         218,177      2,081,494
  Money market deposit accounts            1,005,065              --              --              --              --      1,005,065
Borrowings:
  Capital notes - subordinated                    --              --              --              --         250,000        250,000
  Other                                      746,667           2,698           9,156          14,361          18,161        791,043
                                       --------------  --------------  --------------   -------------   -------------  -------------
  Total interest-bearing liabilities       4,254,328         347,942         403,399         175,019         486,338      5,667,026
Total non-interest bearing liabilities            --              --              --              --         591,430        591,430
Stockholders' equity                              --              --              --              --         331,182        331,182
                                       --------------  --------------  --------------   -------------   -------------  -------------
  Total liabilities & stockholders'
       equity                          $   4,254,328   $     347,942   $     403,399    $    175,019    $  1,408,950   $  6,589,638
                                       ==============  ==============  ==============   =============   =============  =============

Gap                                    $  (1,420,010)  $     356,702   $     654,288    $    127,427    $      9,750
Cumulative gap                         $  (1,420,010)  $  (1,063,308)  $    (409,020)   $   (281,593)   $   (271,843)
Adjustment for interest rate caps (1)  $     205,556   $     200,000   $          --    $         --    $         --
Adjusted cumulative gap                $  (1,214,454)  $    (863,308)  $    (409,020)   $   (281,593)   $   (271,843)
Adjusted cumulative gap as a
       percentage of total assets             (18.4)%         (13.1)%          (6.2)%          (4.3)%          (4.1)%



(1) At June 30, 1998, the Bank had $238,889 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 13.0% at June 30, 1998. There have been no material changes to the Bank's market risk disclosures from September 30, 1997.

Tax Sharing Payments. During the June 1998 quarter, the Bank made a tax sharing payment of $1.9 million to B. F. Saul Real Estate Investment Trust (the "Trust"), which owns 80% of the Bank's Common Stock. Subsequent to June 30, 1998, the Bank made an additional tax sharing payment of $1.0 million to the Trust.

Capital. At June 30, 1998, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                          Minimum                    Excess
                                                                Actual              Capital Requirement              Capital
                                                     --------------------------   -----------------------  -------------------------
                                                                      As a %                     As a %                    As a %
                                                         Amount      of Assets       Amount     of Assets      Amount     of Assets
                                                     ------------    ----------   ------------  ---------  ------------   ----------
Stockholders' equity per financial statements        $   360,973
  Minority interest in REIT Subsidiary (1)               144,000
  Net unrealized holding gains (2)                          (178)
                                                     ------------
                                                         504,795

Adjustments for tangible and core capital:
  Intangible assets                                      (65,406)
  Non-allowable minority interest in
    REIT Subsidiary (1)                                  (47,347)
  Non-includable subsidiaries  (3)                        (3,820)
  Non-qualifying purchased/originated
    loan servicing                                        (1,611)

                                                     ------------
     Total tangible capital                              386,611          5.90%   $    98,308       1.50%  $   288,303         4.40%
                                                     ------------    ==========   ============  =========  ============   ==========

     Total core capital (4)                              386,611          5.90%   $   262,154       4.00%  $   124,457         1.90%
                                                     ------------    ==========   ============  =========  ============   ==========

     Tier 1 risk-based capital (4)                       386,611          6.18%   $   250,275       4.00%  $   136,336         2.18%
                                                     ------------    ==========   ============  =========  ============   ==========

Adjustments for total risk-based capital:
  Subordinated capital debentures                        250,000
  Allowance for general loan losses                       92,535
                                                     ------------
     Total supplementary capital                         342,535
  Excess allowance for loan losses                       (14,148)
                                                     ------------
  Adjusted supplementary capital                         328,387
                                                     ------------
     Total available capital                             714,998
  Equity investments (3)                                 (12,543)
                                                     ------------
     Total risk-based capital (4)                    $   702,455         12.25%   $   500,549       8.00%  $   201,906         4.25%
                                                     ============    ==========   ============  =========  ============   ==========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The following table sets forth the Bank's REO at June 30, 1998, after valuation allowances of $144.3 million, by the fiscal year in which the property was acquired through foreclosure.

        Fiscal Year                      (In thousands)

        1990 (1) (2)............         $    19,981
        1991 (2)................              41,902
        1992 (2)................               2,903
        1993 ....................               -
        1994 ....................              1,217
        1995 ....................              8,056
        1996 ....................               -
        1997 ....................              2,947
                                         -----------
              Total REO.........          $   77,006
                                         ===========

(1) Includes REO with an aggregate net book value of $12.5 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $52.3 million, for which the Bank received an extension of the holding periods through February 17, 1999.

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

The Real Estate Trust believes that the financial condition of the Bank, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS will enable the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first nine-month period ended June 30, 1998, the Bank made tax sharing payments of $4.6 million and dividend payments of $5.2 million to the Real Estate Trust. In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations into the Trust's federal income tax return will continue to result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe, resulting in the Real Estate Trust receiving tax sharing payments. If, in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"). In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At June 30, 1998, there were no borrowings under this facility and unrestricted availability was $9.3 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. In fiscal 1997, the line of credit was increased to $10.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At June 30,1998, there were no borrowings under the facility and unrestricted availability was $4.4 million. Management and the bank are currently holding discussions to increase the amount of this facility to $20.0 million and extend its term.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 1998 for the balance of fiscal 1998 and subsequent years is set forth in the following table:
                             Debt Maturity Schedule
                                 (In thousands)
       -----------------------------------------------------------------
       Fiscal          Mortgage   Notes Payable-  Notes Payable-
       Year             Notes       Secured        Unsecured      Total
       -----------------------------------------------------------------
       1998 (1)       $  2,847   $     --          $  1,953     $  4,800
       1999              9,987         --            16,139       26,126
       2000             12,852         --             8,868       21,720
       2001             10,579         --             5,395       15,974
       2002             14,507         --             5,279       19,786
       Thereafter      150,480    200,000            11,601      362,081
       -----------------------------------------------------------------
       Total          $201,252   $200,000          $ 49,235     $450,487
       =================================================================
       (1)  June 1, 1998 - September 30, 1998

Of the $201.3 million of mortgage debt outstanding at June 30, 1998, $171.0 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 1998, the Real Estate Trust received total cash distributions of $4.1 million from Saul Holdings Partnership. The Real Estate Trust reinvested its April 30, 1998 distribution of $1.4 million and obtained additional partnership units in Saul Holdings.

Development and Capital Expenditures. During fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3.2 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland ("Avenel Phase IV"). The Real Estate Trust financed the project with a construction/permanent loan. The project was substantially completed in January 1998 and was offered to Saul Holdings in accordance with the Real Estate Trust's obligations under the Right of First Refusal Agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings. Accordingly, as of April 1, 1998, Saul Holdings issued 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of Avenel Phase IV and the assumption of the loan. At the date of the transfer of Avenel Phase IV, liabilities exceeded assets transferred by approximately $123,000 on an historical cost basis. Because of the Real Estate Trust's guarantee under the Saul Centers reimbursement agreement, the gain of $123,000 has been deferred and is included in "Deferred gains - real estate" in the financial statements. The deferred gains relating to properties transferred to Saul Holdings will be recognized in future periods to the extent the Real Estate Trust's obligations are terminated under the reimbursement agreement.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 2.7 acre parcel located adjacent to its Hampton Inn and Holiday Inn in Sterling, Virginia. The new hotel will be franchised as a TownePlace Suites by Marriott and is expected to be open for business in August 1998. Development costs are projected to be $5.8 million to be financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two years and one year respectively. The Real Estate Trust obtained a construction loan which is expected to cover all costs except for the land, fees to related parties, taxes and insurance.

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

           TownePlace Suites by Marriott containing 91 units to be located on a 1.7 acre site owned by the Trust in Avenel Business Park in Gaithersburg, Maryland.

           TownePlace Suites by Marriott containing 91 units to be located on part of an 8.98 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida.

           Fairfield Suites by Marriott containing 146-units to be located on part of an 8.98 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida.

           TownePlace Suites by Marriott containing 95-units to be located on a 2.5 acre site owned by the Real Estate Trust in Fort Lauderdale Commerce Center, Fort Lauderdale, Florida.

The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $23.0 million. The loan has two one-year renewal options. Construction will begin on all the projects between June and September 1998 with completion expected in spring 1999.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building to be located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $8.1 million with estimated bank financing of $6.5 million for a five-year term and a two-year extension option. Completion is expected in early fiscal 1999.

The Real Estate Trust believes that its capital improvement costs in the next several fiscal years for its income-producing properties will be in range of $6.0 to $8.0 million per year.

BANKING

Liquidity. The required liquidity level under OTS regulations at June 30, 1998 was 4.0%. The Bank's average liquidity ratio for the quarter ended June 30, 1998 was 12.3%, compared to 23.1% for the quarter ended March 31, 1998.

The Bank securitized and sold $1.0 billion of credit card receivables, $534.7 million of automobile loan receivables, $298.8 million of home equity receivables and $49.9 million of home loan receivables, during the first nine months of fiscal 1998. At June 30, 1998, the Bank was considering the securitization and sale of the following receivables: (i) approximately $590.0 million of credit card receivables, including $80.0 million of receivables outstanding at June 30, 1998 and $510.0 million of receivables which the Bank expects to become available through additional fundings or amortization of existing trusts, during the six months ending December 31, 1998; (ii) approximately $415.0 million of automobile loan receivables, including $55.0 million of receivables outstanding at June 30, 1998 and $360.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending December 31, 1998; (iii) approximately $200.0 million of home equity credit line receivables, including $85.0 million of receivables outstanding at June 30, 1998 and $115.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending December 31, 1998; and (iv) approximately $20.0 million of home loan receivables. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell credit card, home equity credit line, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 4 to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions related to the securitization and sale of receivables to the extent of any amounts on deposit in certain "spread accounts" owned by the Bank. These spread accounts provide credit support for the Bank's securitizations and are funded by certain deposits made by the Bank and by excess cash flow payments generated by the securitized assets. Of the $6.0 billion of outstanding trust certificate balances at June 30, 1998, approximately $168.5 million represented amounts on deposit in such spread accounts subject to risk of loss. The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for participation certificates issued to the Bank by the Federal Home Loan Mortgage Corporation. At June 30, 1998, recourse to the Bank under these arrangements was approximately $0.9 million.

There were no material commitments for capital expenditures at June 30, 1998. In April 1998, the Bank entered into an agreement to lease, develop and occupy an office building in Bethesda, Maryland which it intends to use as its new corporate headquarters. The cost and scale of this project has not yet been determined.

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

Year 2000 Considerations. Some of the Bank's computer systems are designed to process transactions using two digits to describe the year (e.g., "97" for 1997) rather than four digits and therefore such systems may have difficulty accurately processing transactions and making calculations using dates later than December 31, 1999. Management has implemented a program to upgrade or replace its computer systems to address this problem and expects the upgrades and replacements, along with related testing to be substantially completed not later than December 1998. Management does not expect that the cost of converting such systems will be material to its financial condition or results of operations. Nevertheless, a failure on the part of the Bank to ensure that its computer systems are year 2000 compliant could have a material adverse affect on the Bank's operations. Moreover, management is working with the Bank's outside service providers to evaluate their year 2000 readiness. The Bank has evaluated the exposure resulting from year 2000 problems faced by all of its new customers and has established controls related to the year 2000 exposure faced by its existing customers. As part of these controls, the Bank will evaluate its customers on an ongoing basis. Nevertheless, if any of the Bank's significant customers or service providers do not successfully and timely achieve year 2000 compliance for their computer systems, the Bank could be adversely affected.

SFAS 125. Effective January 1, 1997, the Bank adopted SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 addresses whether a transfer of financial assets is a sale or a secured borrowing. To achieve sale accounting under SFAS 125, the transferred assets must be outside the reach of the transferor and its creditors in bankruptcy. However, SFAS 125 made an exception for FDIC-insured institutions, which are not subject to the Bankruptcy Code, but rather to receivership laws and regulations administered by the FDIC. The FASB staff is currently reviewing whether the exception is appropriate in light of a change in the staff's understanding of the FDIC's receivership powers. Unless and until further guidance is provided by the FASB, the Bank will continue to treat such transfers as sales in accordance with the existing provisions of SFAS 125. The Bank is unable to determine at this time whether, or in what form the FASB will take any further action on this issue. Moreover, the FASB has not indicated whether or how any such changes would apply to existing transactions. Accordingly, management is not able to determine the impact, if any, that any FASB action on SFAS 125 may have on the Bank.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 (the "1998 quarter") COMPARED TO THREE MONTHS
      ENDED JUNE 30, 1997 (the "1997 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $1.1 million and an operating loss of $2.0 million in the 1998 quarter compared to income before depreciation and amortization of $600,000 and an operating loss of $2.2 million in the 1997 quarter. The decrease in the operating loss of $200,000 was largely attributable to improved results from income-producing properties of $2.5 million less unfavorable variances in interest expense and loss on sale of property.

Income after direct operating expenses from hotel properties increased $1,962,000 (27.2%) in the 1998 quarter over the level achieved in the 1997 quarter. $756,000 (11.0%)of this increase reflected improved results from the nine hotels owned throughout both quarters and $1,206,000 reflected results from acquisition properties. The increase in total revenue of $4,096,000 (23.6%) exceeded the increase of $2,134,000 (21.0%) in direct operating expenses. For the nine hotels owned throughout both periods, the increase in total revenue was $1,296,000 (7.7%) and the increase in direct operating expenses was $540,000 (5.5%). The revenue increase was attributable to improved market conditions, which permitted the Real Estate Trust to raise average room rates and occupancy levels.

Income after direct operating expenses from office and industrial properties increased $545,000(15.6%) in the 1998 quarter compared to such income in the 1997 quarter. This increase reflected both higher income and a reduction in property tax expense. Gross income in the 1998 quarter was $285,000 (5.2%) above its level in the 1997 quarter. Expenses decreased by $260,000(-13.4%).

Other income increased $1,004,000 (156.9%) in the 1998 quarter compared to such income in the 1997 quarter, primarily due to higher interest income earned on higher cash balances.

Interest expense increased $1,384,000(13.8%)in the 1998 quarter, primarily because of the higher level of borrowings in the current quarter and an overlap of interest expense of approximately 24 days when both issues of Senior Secured Notes were outstanding. The average balance of the Real Estate Trust's outstanding borrowings increased to $451.0 million for the 1998 quarter from $402.4 million for the 1997 quarter. The increase in average borrowings was the result of mortgage loan refinancings and new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002. The weighted average cost of borrowings was 10.47% in the 1998 quarter compared to 10.31% in the 1997 quarter.

Amortization of debt expense decreased $32,000(16.9%)in the 1998 quarter, primarily due to the lower costs experienced in the renewal of lines of credit.

Depreciation increased $360,000 (14.0%)in the 1998 quarter as a result of new assets placed in service and the addition of a new hotel.

Advisory, management and leasing fees paid to related parties increased $257,000 (12.2%)in 1998 quarter from their expense level in the 1997 quarter. The monthly advisory fee in the 1998 quarter was $317,000 compared to $311,000 in the 1997 quarter, which resulted in an aggregate increase of $19,000. Management fees were higher in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense increased $40,000 (22.9%)in the 1998 quarter, principally as a result of higher administrative and accounting expenses.

Equity in earning of unconsolidated entities represents the Real Estate Trust's share of earnings on its partnership investments. For the 1998 period, the Real Estate Trust recorded earnings of $1,021,000 from such investments compared to earnings of $1,240,000 in the 1997 period. The reduction was largely attributable to a change in the method of accounting for percentage rentals.

Gain (loss) on sale of property reflected a loss of $329,000 in the 1998 period due to the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland. The gain reported in the 1997 period represented the gain on the sale of a purchase-leaseback investment located in Casper, Wyoming, and the gain on the condemnation of a portion of a land parcel located in Atlanta, Georgia.

BANKING

Overview. The Bank recorded an operating loss of $17.6 million for the 1998 quarter, compared to operating income of $10.7 million for the 1997 quarter. The decrease in income for the 1998 quarter was primarily a result of a $22.2 million increase in the Bank's operating expenses and an $11.5 million decrease in interest income. Partially offsetting the negative effect such items had on income was a $7.8 million decrease in the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $11.9 million (or 19.8%) in the 1998 quarter. The Bank would have recorded additional interest income of $0.4 million for the 1998 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------------
                                                            1998                                            1997
                                           ----------------------------------------        ---------------------------------------
                                              Average                      Yield/             Average                     Yield/
                                              Balances       Interest       Rate             Balances        Interest      Rate
                                           -------------   -----------    ---------        ------------    -----------   ---------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                $  2,834,634    $   75,219         10.61%       $ 3,679,076     $   99,753        10.85%
  Mortgage-backed securities                  2,075,536        29,690          5.72          1,200,042         16,573         5.52
  Federal funds sold and securities
    purchased under agreements to resell         65,473           947          5.79             86,669          1,187         5.48
  Trading securities                             19,737           466          9.44             15,754            284         7.21
  Investment securities                          40,653           570          5.61              8,173            118         5.78
  Other interest-earning assets                 212,457         2,903          5.47            244,646          3,383         5.53
                                           -------------   -----------                     ------------    -----------
   Total                                      5,248,490       109,795          8.37          5,234,360        121,298         9.27
                                                           -----------    ---------                        -----------   ---------

 Noninterest-earning assets:
  Cash                                          230,752                                        193,765
  Real estate held for investment or sale        84,571                                        112,058
  Property and equipment,  net                  294,514                                        256,453
  Goodwill and other intangible assets, net      24,036                                          1,516
  Other assets                                  760,170                                        416,178
                                           -------------                                   ------------
   Total assets                            $  6,642,533                                    $ 6,214,330
                                           =============                                   ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                         $  1,036,376         4,774          1.84        $   921,860          5,594         2.43
   Savings deposits                           1,034,345         7,474          2.89            987,812          8,370         3.39
   Time deposits                              1,608,399        21,585          5.37          1,507,664         20,070         5.32
   Money market deposits                      1,005,095         9,793          3.90            986,999          9,640         3.91
                                           -------------     ---------                     ------------      ---------
   Total deposits                             4,684,215        43,626          3.73          4,404,335         43,674         3.97
  Borrowings                                  1,128,723        17,980          6.37          1,097,919         17,572         6.40
                                           -------------   -----------                     ------------    -----------
   Total liabilities                          5,812,938        61,606          4.24          5,502,254         61,246         4.45
                                                           -----------    ---------                        -----------   ---------
 Noninterest-bearing items:
  Noninterest-bearing deposits                  283,348                                        196,480
  Other liabilities                              65,240                                         65,806
  Minority interest                             144,000                                        144,000
  Stockholders' equity                          337,007                                        305,790
                                           -------------                                   ------------
   Total liabilities and stockholders'
      equity                               $  6,642,533                                    $ 6,214,330
                                           =============                                   ============

Net interest income                                        $   48,189                                      $   60,052
                                                           ===========                                     ===========
Net interest spread (2)                                                      4.13%                                          4.82%
                                                                          =========                                      =========
Net yield on interest-earning assets (3)                                     3.67%                                          4.59%
                                                                          =========                                      =========
Interest-earning assets to interest-bearing
      liabilities                                                           90.29%                                         95.13%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                               Three Months Ended June 30, 1998
                                                                          Compared to
                                                               Three Months Ended June 30, 1997
                                                                      Increase (Decrease)
                                                                     Due to Change in (1)
                                                       --------------------------------------------------
                                                                                                Total
                                                           Volume             Rate             Change
                                                       --------------    --------------    --------------

Interest income:
  Loans (2)                                            $     (22,460)    $      (2,074)    $     (24,534)
  Mortgage-backed securities                                  12,496               621            13,117
  Federal funds sold and securities
    purchased under agreements  to resell                       (631)              391              (240)
  Trading securities                                              82               100               182
  Investment securities                                          476               (24)              452
  Other interest-earning assets                                 (443)              (37)             (480)
                                                       --------------    --------------    --------------
      Total interest income                                  (10,480)           (1,023)          (11,503)
                                                       --------------    --------------    --------------


Interest expense:
  Deposit accounts                                            10,809           (10,857)              (48)
  Borrowings                                                     914              (506)              408
                                                       --------------    --------------    --------------
      Total interest expense                                  11,723           (11,363)              360
                                                       --------------    --------------    --------------



Decrease in net interest income                        $     (22,203)    $      10,340     $     (11,863)
                                                       ==============    ==============    ==============









---------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1998 quarter decreased $11.5 million (or 9.5%) from the level in the 1997 quarter as a result of lower average balances of loans receivable, and lower average yields on loans receivable, particularly credit card loans receivable. Higher average balances and yields of mortgage-backed securities partially offset the negative effect on interest income of the lower average balances and yields on loans receivable.

The Bank's net yield on interest-earning assets decreased to 3.68% in the 1998 quarter from 4.59% in the 1997 quarter. The decrease in the net yield primarily reflected lower yields resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as a lower average rate on credit card loans receivable reflecting the Bank's efforts to reprice its credit card portfolio as a result of competitive pressures in the credit card industry.

Interest income on loans, the largest category of interest-earning assets, decreased by $24.5 million (or 24.6%) from the 1997 quarter primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $689.8 million (or 38.4%), resulted primarily from the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997, March 1998, and June 1998, respectively. The decrease was primarily responsible for a $10.6 million (or 34.0%) decrease in interest income from single-family residential loans. Average balances of home equity loans and home improvement and related loans decreased $26.5 million and $46.0 million, respectively, largely because of additional securitization activity in recent periods, which resulted in a $0.3 million and $2.1 million decline in interest income from such loans, respectively. An increase in the securitization of automobile loans was the primary reason for the $35.6 million (or 16.7%) decline in average balances of automobile loans.

The average yield on the loan portfolio in the 1998 quarter decreased 23 basis points (to 10.62% from 10.85%) from the average yield in the 1997 quarter. Contributing to the lower net yield was a decrease in the average yield on credit card loans which, when coupled with an $83.7 million decrease in average balances, resulted in a $13.9 million (or 30.4%) decrease in interest income from such loans. In addition, an increase in the average yield on single-family residential loans (from 6.92% to 7.41%) resulted from the $1.1 billion in September 1997, $560.2 million in March 1998, and $598.3 million in June 1998 exchange of single-family residential loans for mortgage-backed securities. Prior to the exchange, these loans had a weighted average interest rate of 6.89%, 6.99%, and 6.84%, respectively.

Interest income on mortgage-backed securities increased $13.1 million (or 79.1%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 quarter reflected the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans for mortgage-backed securities in September 1997, March 1998 and June 1998, respectively. The effect of the higher average balances was coupled with an increase in the average interest rates on these securities from 5.52% to 5.72%.

Interest expense increased $0.4 million (or 0.6%) primarily due to increased average balances. Increases of $105.3 million and $41.1 million (or 28.4% and 85.5%) in the average balances of repurchase agreement transactions and other borrowings, respectively, were partially offset by a decrease in the average balance of Federal Home Loan Bank advances of $108.9 million (or 25.8%).

The increase in interest expense on borrowings was partially offset by a decrease in interest expense on deposits. An increase in average deposit balances of $279.9 million was offset by a 24 basis point reduction in the average rate on deposits (to 3.73% from 3.97%). The decrease in average rates reflected a shift in the composition of the Bank's deposits to lower yielding demand deposits.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $28.3 million in the 1998 quarter from $36.1 million in the 1997 quarter. The $7.8 million decrease was primarily due to an $8.1 million decrease in the provision for losses on credit card loans resulting from decreased delinquencies. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) operating income decreased to $87.5 million in the 1998 quarter from $89.6 million in the 1997 quarter. The $2.1 million (or 2.3%) decrease was primarily attributable to a decrease in loan and deposit servicing fees. Also contributing to the decrease in other income were decreases in credit card fees and gains on sales of trading securities. Partially offsetting these decreases were an increase in gain on sales of loans and a decrease in loss on real estate held for investment or sale.

During the 1998 quarter, $35.7 million in amortization of interest-only strips related to prior gains on sales of loans was deducted from loan and deposit servicing fees. Gains on sales of loans increased by $16.9 million to $38.4 million from $21.5 million, primarily because of an $18.0 million increase in gains recognized on the securitization and sale of credit card loan receivables. An increase of $1.7 million in home loan gains also contributed to the $16.9 million increase during the quarter. Partially offsetting these amounts were decreases of $1.0 million and $2.1 million recognized on the securitization and sale of automobile loan receivables and home equity loan receivables, respectively.

The $2.2 million (or 48.6%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $1.9 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Loan and deposit servicing fees decreased $22.9 million (or 44.4%) during the 1998 quarter primarily due to a $26.8 million increase in the amortization of interest-only strips. Fees recognized for servicing deposit accounts also increased by $2.8 million and resulted primarily from fees generated through the Bank's ATM network.

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $14.5 million in the 1998 quarter from $14.9 million in the 1997 quarter. The $0.4 million (or 2.8%) decrease was primarily attributable to decreases in cash advance fees and increased rebate expenses.

Operating Expenses. Operating expenses for the 1998 quarter increased $22.2 million (or 21.6%) from the level in the 1997 quarter. The primary component of the higher operating expenses was an $8.7 million increase in salaries and employee benefits resulting primarily from the addition of staff to the Bank's consumer lending and branch operations. Also contributing to the increase in operating expenses was an increase of $6.8 million (or 41.5%) in marketing expenses, primarily credit card marketing expenses.

NINE MONTHS ENDED JUNE 30, 1998(the "1998 period") COMPARED TO NINE MONTHS ENDED
    JUNE 30, 1997 (the "1997 period").

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $6.1 million and an operating loss of $15.0 million in the 1998 period compared to a loss before depreciation and amortization of $7.6 million and an operating loss of $16.0 million in the 1997 period. The decrease in the operating loss of $1.1 million was largely attributable to improved results from income-producing properties of $5.5 million less unfavorable variances in interest expense, equity in earnings of unconsolidated entities and loss on sale of property.

Income after direct operating expenses from hotels increased $3,916,000 (25.6%)in the 1998 period over the level achieved in the 1997 period. $1,951,000 (13.2%)of this increase reflected improved results from nine hotels owned throughout both periods and $1,965,000 reflected results from acquisition properties. The increase in total revenue of $8,623,000 (19.7%) exceeded the increase of $4,707,000 (16.6%) in direct operating expenses. For the nine hotels owned throughout both periods, the increase in total revenue was $3,557,000 (8.4%)and the increase in direct operating expenses was $1,606,000 (5.8%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates while maintaining occupancy levels.

Income after direct operating expenses from office and industrial properties increased $1,537,000 (15.5%)in the 1998 period compared to such income in the 1997 period. The increase was caused by higher gross income of $1,453,000 (9.4%). Expenses for the current period were $84,000 (-1.5%) below last year due to a reduction in property tax expense.

Other income increased $1,552,000 (81.3%) in the 1998 period compared to such income in the 1997 period, primarily due to higher interest income earned on higher cash balances.

Interest expense increased $2,289,000 (7.6%)in the 1998 period, primarily because of the higher level of borrowings in the current period. Average balances of the Real Estate Trust's outstanding borrowings increased to $429.3 million for the 1998 period from $400.0 million for the 1997 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002. The weighted average cost of borrowings was 10.37% in the 1998 period compared to 10.33% in the 1997 period.

Amortization of debt expense decreased $76,000 (-14.5%)in the 1998 period, primarily due to the lower costs experienced in the renewal of lines of credit.

Depreciation increased $544,000(6.9%)in the 1998 period as a result of new assets placed in service and the addition of a new hotel.

Advisory, management and leasing fees paid to related parties increased $564,000 (9.5%)in 1998 period from their expense level in the 1997 period. The monthly advisory fee in the 1998 period was $317,000 compared to $311,000 in the prior period, which resulted in an aggregate increase of $57,000. Management and leasing fees were higher in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense decreased $99,000 (10.8%)in the 1998 period, principally as a result of lower legal and insurance expense costs.

Equity in earnings of unconsolidated entities reflected earnings of $1,039,000 for the 1998 period and earnings of $2,779,000 for the 1997 period. The lower earnings in the current period were attributable to nonrecurring charges for losses on sales of interest rate protection agreements and losses on early extinguishment of debt.

Gain (loss) on sale of property reflected a loss of $329,000 in the 1998 period due to the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland. The gain reported in the 1997 period represented the gain on the sale of a purchase-leaseback investment located in Casper, Wyoming, and the gain on the condemnation of a portion of a land parcel located in Atlanta, Georgia.

BANKING

Overview. The Bank recorded operating income of $24.3 million for the 1998 period, compared to operating income of $50.8 million for the 1997 period. The decrease in income for the 1998 period was primarily attributable to a $52.5 million increase in operating expenses resulting primarily from increased salary and employee benefits. Contributing to the decrease was a $37.6 million decrease in interest income caused primarily by a decrease in credit card interest income. Offsetting these amounts was a $48.1 million increase in other (non-interest) operating income which was primarily attributable to gains on sales of loans.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $31.9 million (or 17.8%) in the 1998 period. The Bank would have recorded additional interest income of $1.4 million for the 1998 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                          Nine Months Ended June 30,
                                            ---------------------------------------------------------------------------------------
                                                             1998                                            1997
                                            ----------------------------------------        ---------------------------------------
                                               Average                      Yield/             Average                     Yield/
                                               Balances       Interest       Rate             Balances        Interest      Rate
                                            -------------   -----------    ---------        ------------    -----------   ---------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                 $  2,668,701    $  223,530         11.17%       $ 3,602,641     $  292,877       10.84%
  Mortgage-backed securities                   1,932,249        81,891          5.65          1,286,758         55,206        5.72
  Federal funds sold and securities
    purchased under agreements to resell         163,136         6,897          5.64             83,506          3,348        5.35
  Trading securities                              26,478         1,576          7.94             16,778            902        7.17
  Investment securities                           35,822         1,522          5.67              9,316            404        5.78
  Other interest-earning assets                  186,465         7,548          5.40            200,349          7,792        5.19
                                            -------------   -----------                     ------------    -----------
   Total                                       5,012,851       322,964          8.59          5,199,348        360,529        9.25
                                                            -----------    ---------                        -----------   ---------

 Noninterest-earning assets:
  Cash                                           215,111                                        189,045
  Real estate held for investment or sale         88,651                                        117,407
  Property and equipment,  net                   284,247                                        242,946
  Cost in excess of net assets acquired, net      20,797                                          1,886
  Other assets                                   615,467                                        374,090
                                            -------------                                   ------------
   Total assets                             $  6,237,124                                    $ 6,124,722
                                            =============                                   ============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                          $    982,952        15,633          2.12        $   891,589         16,259         2.43
   Savings deposits                            1,014,075        23,789          3.13            968,895         24,568         3.38
   Time deposits                               1,708,625        69,537          5.43          1,308,972         51,015         5.20
   Money market deposits                         986,452        28,957          3.91            994,029         28,858         3.87
                                            -------------     ---------                     ------------      ---------
   Total deposits                              4,692,104       137,916          3.92          4,163,485        120,700         3.87
  Borrowings                                     720,512        37,162          6.88          1,311,484         60,001         6.10
                                            -------------   -----------                     ------------    -----------
   Total liabilities                           5,412,616       175,078          4.31          5,474,969        180,701         4.40
                                                            -----------    ---------                        -----------   ---------
 Noninterest-bearing items:
  Noninterest-bearing deposits                   255,379                                        177,292
  Other liabilities                               87,859                                         53,857
  Minority interest                              144,000                                        111,168
  Stockholders' equity                           337,270                                        307,436
                                            -------------                                   ------------
   Total liabilities and stockholders'
     equity                                 $  6,237,124                                    $ 6,124,722
                                            =============                                   ============

Net interest income                                         $  147,886                                      $  179,828
                                                            ===========                                     ===========
Net interest spread (2)                                                       4.28%                                          4.84%
                                                                           =========                                      =========
Net yield on interest-earning assets (3)                                      3.93%                                          4.61%
                                                                           =========                                      =========
Interest-earning assets to interest-bearing
      liabilities                                                            92.61%                                         94.97%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                Nine Months Ended June 30, 1998
                                                                          Compared to
                                                                Nine Months Ended June 30, 1997
                                                                      Increase (Decrease)
                                                                     Due to Change in (1)
                                                       --------------------------------------------------
                                                                                                Total
                                                           Volume             Rate             Change
                                                       --------------    --------------    --------------

Interest income:
  Loans (2)                                            $     (83,338)    $      13,991     $     (69,347)
  Mortgage-backed securities                                  27,808            (1,123)           26,685
  Federal funds sold and securities
    purchased under agreements  to resell                      3,358               191             3,549
  Trading securities                                             568               106               674
  Investment securities                                        1,131               (13)            1,118
  Other interest-earning assets                                 (685)              441              (244)
                                                       --------------    --------------    --------------
      Total interest income                                  (51,158)           13,593           (37,565)
                                                       --------------    --------------    --------------


Interest expense:
  Deposit accounts                                            15,626             1,590            17,216
  Borrowings                                                 (33,727)           10,888           (22,839)
                                                       --------------    --------------    --------------
      Total interest expense                                 (18,101)           12,478            (5,623)
                                                       --------------    --------------    --------------



Decrease in net interest income                        $     (33,057)    $       1,115     $     (31,942)
                                                       ==============    ==============    ==============









---------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1998 period decreased $37.6 million (or 10.4%) from the level in the 1997 period as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and yields on mortgage-backed securities.

The Bank's net yield on interest-earning assets decreased to 4.28% in the 1998 period from 4.85% in the 1997 period. The decrease in the net yield primarily reflected lower yields resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as higher average rates on deposits reflecting a shift in the composition of the Bank's deposits to higher yielding certificates of deposit. The shift to higher yielding certificates was primarily due to brokered deposits accepted in fiscal 1997. The Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

Interest income on loans, the largest category of interest-earning assets, decreased by $69.4 million (or 23.7%) from the 1997 period primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $701.5 million (or 40.7%), resulted primarily from the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997, March 1998, and June 1998, respectively. The decrease was primarily responsible for a $33.6 million (or 37.0%) decrease in interest income from single-family residential loans. Average balances of home improvement and related loans decreased $49.2 million, largely because of additional securitization activity during recent periods. An increase in the securitizations of credit card loans and automobile loans was the primary reason for the $134.1 million and $60.3 million decline (or 11.2% and 23.9%), respectively, in average balances of credit card loans and automobile loans.

The average yield on the loan portfolio in the 1998 period increased 33 basis points (to 11.17% from 10.84%) from the average yield in the 1997 period. Contributing to the higher net yield was an increase in the average yield on automobile loans which was largely responsible for a $4.2 million increase in interest income from such loans, and resulted from higher yields earned on loans originated by one of the Bank's operating subsidiaries. An increase in the average yield on home equity credit line loans (from 6.91% to 7.74%) contributed to a $0.4 million increase in interest income from such loans. In addition, an increase in the average yield on single-family residential loans (from 7.02% to 7.46%) resulted from the September 1997, March 1998, and June 1998 exchange of single-family residential loans for mortgage-backed securities discussed above. Prior to the exchange, these loans had a weighted average interest rate of 6.89%, 6.99%, and 6.84%, respectively. Offsetting these amounts was a decrease in the average yield on credit card loans, which, when coupled with the decreased average balance on such loans, resulted in a $36.6 million decline in interest income from such loans for the 1998 period. During fiscal 1998, the Bank repriced its credit card portfolio as a result of competitive pressures in the credit card industry.

Interest income on mortgage-backed securities increased $26.7 million (or 48.3%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 period reflected the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans for mortgage-backed securities in September 1997, March 1998 and June 1998, respectively. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 5.72% to 5.65%.

Interest expense decreased $5.6 million (or 3.1%) for the 1998 period primarily because of a $440.4 million decline in the average balances of repurchase agreement transactions and a $196.1 million decline in the average balances of Federal Home Loan Bank advances. Excess funds generated from securitization activity during the current period and additional deposits facilitated the paydown of such borrowings.

The decrease in interest expense on borrowings was partially offset by an increase of $17.2 million (or 14.3%) in interest expense on deposits, resulting from an increase in average deposit balances of $528.6 million (or 12.7%), and, to a lesser extent, an increase in the average rates on deposits (to 3.92% from 3.87%). The increase in average rates reflected the shift in the composition of the Bank's deposits to higher yielding certificates of deposit.

Provision for Loan Losses. The Bank's provision for loan losses decreased to $80.0 million in the 1998 period from $89.9 million in the 1997 period. The $9.9 million decrease was primarily due to a $14.1 million decrease in the provision for losses on credit card loans resulting from decreased delinquencies. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) operating income increased to $312.7 million in the 1998 period from $264.6 million in the 1997 period. The $48.1 million increase in such income was primarily attributable to increases in gain on sales of loans and net unrealized gain on interest-only strips. Also contributing to the increase in other income was a decrease in the loss on real estate held for investment or sale. Partially offsetting such increases were decreases in loan and deposit servicing fees and credit card fees.

Gain on sales of loans increased by $48.8 million to $99.5 million from $50.7 million, primarily because of a $38.8 million increase in gains recognized on the securitization and sale of credit card loan receivables. Additional gains recognized on the securitization and sale of home equity credit line and automobile loans in the amount of $6.4 million and $3.6 million, respectively, also contributed to the $48.8 million increase during the current period. During the 1998 period, $75.3 million in amortization of interest-only strips related to prior gains on sales of loans was deducted from loan and deposit servicing fees.

The Bank recognized an $11.5 million net unrealized gain on its interest-only strips reflecting market-value adjustments on the interest-only strips related to securitized credit card assets.

The $6.5 million (or 46.6%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $6.1 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Loan and deposit servicing fees decreased $19.6 million (or 11.7%) during the 1998 period primarily due to a $23.5 million decrease in servicing fees earned by the Bank for servicing its portfolio of securitized credit card loans. Fees recognized for servicing deposit accounts also increased by $6.7 million and resulted primarily from fees generated through the Bank's ATM network.

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $37.6 million in the 1998 period from $42.5 million in the 1997 period. The $4.9 million (or 11.4%) decrease was primarily attributable to a $9.4 million increase in rebate expenses, the effects of which were due principally to the introduction of additional programs and products designed to encourage greater usage of the Bank's credit cards. Partially offsetting the increase in rebate expenses were increases in certain fees resulting from changes to the fee structure for the Bank's credit card programs which were implemented in fiscal 1997.

Operating Expenses. Operating expenses for the 1998 period increased $52.5 million (or 17.3%) from the level in the 1997 period. The primary component of the higher operating expenses was a $26.0 million increase in salaries and employee benefits resulting primarily from the addition of staff to the Bank's consumer lending and branch operations. The $10.2 million increase in loan expenses was primarily attributable to increased credit card collection and retention costs and to an increase in the valuation allowance against mortgage servicing rights. Also contributing to the increase in operating expenses was an increase of $8.8 million in marketing expenses, primarily credit card marketing expenses.


                                    PART II

Item 6. Exhibits and report on Form 8-K

(a) Exhibit 27: Financial Data Schedule

(b) Report on Form 8-K filed on April 3, 1998: Item 5 - Other Events (Issuance of 1998 Notes and redemption of 1994 Notes)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date:  September 15, 1998       Stephen R. Halpin, Jr.
      -------------------       -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date:  September 15, 1998       Ross E. Heasley
      -------------------       -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer