Form 10-K405
period 1998-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1998-12-29
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the fiscal year ended September 30, 1998

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

Securities registered pursuant to Section 12(g) of the Act:

                                     N/A
--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /x/

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 4, 1998.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 4, 1998 was 4,826,910.

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

    Results of Operations .............................................
         Fiscal 1998 Compared to Fiscal 1997 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 1997 Compared to Fiscal 1996 ..........................
              Real Estate .............................................
              Banking .................................................

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....

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

ITEM 10. TRUSTEES AND EXECUTIVES OFFICERS OF THE TRUST ................

     Executive Officers of the Trust Who Are Not Directors ............
     Committees of the Board of Trustees ..............................

ITEM 11. EXECUTIVE COMPENSATION .......................................

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .......................................

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............
              Real Estate .............................................
              Banking .................................................

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

The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"), whose assets accounted for 95% of the Trust's consolidated assets at September 30, 1998. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

The Trust recorded net income of $66.1 million in the fiscal year ended September 30, 1998, compared to a net income of $18.9 million in the fiscal year ended September 30, 1997 and a net loss of $78,000 in the fiscal year ended September 30, 1996.

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

Banking. Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1998 was conducting business from 143 full-service branch offices, including 11 in-store banking centers, and 696 automated teller machines ("ATMs") in Maryland, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Chevy Chase, Maryland, both suburban communities of Washington, D.C. The Bank also maintains 14 mortgage loan production offices in the mid-Atlantic region, 13 of which are operated by a wholly-owned mortgage banking subsidiary, and 31 consumer loan production offices, 24 of which are operated by a wholly-owned finance subsidiary. At September 30, 1998, the Bank had total assets of $6.7 billion and total deposits of $4.9 billion. Based on total assets at September 30, 1998, Chevy Chase is the largest bank headquartered in the Washington, D.C. metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans and consumer loans. The Bank also has an active commercial lending program. The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. As a complement to its basic deposit and lending activities, the Bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. On November 12, 1997, the Bank acquired ASB Capital Management, Inc. ("ASB"), one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the Bank provides a variety of investment products and fiduciary services to a primarily institutional customer base.

On September 30, 1998, the Bank sold its credit card operations to First USA Bank, N.A. ("FUSA"). The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and Mastercard credit card accounts. The Bank recognized a net gain on this sale of $288.3 million. See Note 8 to the Consolidated Financial Statements in this Report. Management believes that the ongoing consolidation in the credit card industry was making it increasingly difficult for relatively smaller institutions like the Bank to make the investments in technology and other resources necessary to compete effectively with increasingly larger and more specialized issuers. In light of these competitive considerations, management believes that selling the Bank's credit card business will relieve the Bank of the substantial financial commitments necessary to maintain its credit card operations, and enable the Bank to concentrate its resources on capitalizing on the Bank's status as the largest locally-headquartered bank in the Washington, D.C. metropolitan area and further its community banking objectives. Accordingly, the Bank will continue to build its branch and alternative delivery systems, maintain and expand its mortgage banking operations, and continue to offer a broad range of non-credit card consumer products, including home equity lines of credit, home improvement loans and automobile loans. In addition, the Bank anticipates expanding its business banking program, with an emphasis on businesses in the Washington, D.C. metropolitan area. The Bank will also seek to develop further the fee based services it can provide to customers, including securities brokerage, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $184.4 million for the year ended September 30, 1998, compared to operating income of $80.2 million for the year ended September 30, 1997. At September 30, 1998, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 7.93%, 12.93% and 20.70%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for well capitalized institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and, to a lesser extent, by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposit accounts are fully insured up to $100,000 per insured depositor by the SAIF, which is administered by the FDIC.

REAL ESTATE

Real Estate Investments

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1998.



                                                     HOTELS

                                                                Average Occupancy (2)         Average Room Rate
                                                               ------------------------    ------------------------
                                                               Year Ended September 30,    Year Ended September 30,
                                                    Available  ------------------------    ------------------------
  Location                 Name                      Rooms(1)  1998      1997      1996    1998    1997      1996
------------ -------------------------------------- ---------- ------------------------   -------------------------
  COLORADO
   Pueblo           Holiday Inn - Pueblo                193    74%       74%       75%    $51.39   $53.09   $54.84

  MARYLAND
Gaithersburg      Holiday Inn - Gaithersburg            300    64%       65%       61%    $75.75   $70.10   $68.93

  MICHIGAN
Auburn Hills     Holiday Inn - Auburn Hills             190    74%       74%       75%    $99.78   $94.79   $86.52

  NEW YORK
 Rochester      Holiday Inn - Rochester Airport         280    71%       71%       68%    $72.25   $68.26   $66.51

    OHIO
 Cincinnati        Holiday Inn - Cincinnati             273    64%       58%       49%    $65.70   $63.21   $66.67

  VIRGINIA
 Arlington     Holiday Inn  - National Airport (3)      308    57%       --        --    $102.38     --       --
 Arlington     Howard Johnsons  - National Airport      279    63%       66%       71%    $76.10   $67.99   $66.37
  Herndon            Holiday Inn Express (4)            115    75%       74%       --     $76.83   $64.70     --
   McLean         Holiday Inn - Tysons Corner           316    72%       74%       73%    $99.15   $87.52   $78.98
  Sterling        Hampton Inn - Dulles Airport          127    74%       77%       77%    $82.17   $71.70   $62.87
  Sterling        Holiday Inn - Dulles Airport          296    75%       75%       76%    $85.10   $72.18   $63.86
  Sterling   TownePlace Suites - Dulles Airport (5)      95    56%       --        --     $83.65     --       --
                                                      -----    ---       ---       ---    ------   ------   ------
Totals                                                2,772    68%       70%       68%    $81.01   $72.21   $68.79


--------------------------------------------------------------------------------
(1)  Available rooms as of September 30, 1998.
(2)  Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)  Acquired December 10, 1997.
(4)  Acquired October 30, 1996.
(5)  Opened August 13, 1998.


                                         OFFICE AND INDUSTRIAL

                                                                                       Expiring Leases (1)
                                                                                       -------------------
                                                               Leasing Percentages         Year Ending
                                              Gross         -------------------------  -------------------
                                                                   September 30,          September 30,
                                             Leasable       -------------------------  -------------------
   Location                  Name            Area (1)        1998      1997      1996    1999      2000
---------------   -------------------------- --------       -------------------------  --------- ---------


    FLORIDA
Fort Lauderdale   Commerce Center - Phase II    61,124      100%       97%       92%    29,100     8,219

    GEORGIA
    Atlanta          900 Circle 75 Parkway     345,502      100%       98%       95%    49,165    55,575
    Atlanta          100 Circle 75 Parkway      89,412      100%       98%      100%     9,771    38,056
    Atlanta         1100 Circle 75 Parkway     269,049      100%       99%      100%   109,182    30,856

   LOUISIANA
   Metairie             Metairie Tower          91,372      100%       95%       99%    12,879    22,615

   VIRGINIA
    McLean           8201 Greensboro Drive     353,742      100%       99%       85%    48,948    53,737
   Sterling            Dulles North             59,886      100%      100%       81%       --        --
                                             ---------      ----      ----      ----   -------   -------
                          Totals             1,270,087      100%       99%       93%   259,045   209,058
                                                                                        20.4%     16.5%


--------------------------------------------------------------------------------
(1)  Square feet



                                         LAND PARCELS

    Location                     Name                    Acres                Zoning
----------------    --------------------------------    --------    -----------------------------

    FLORIDA
  Boca Raton          Arvida Park of Commerce (1)             20            Mixed Use
Fort Lauderdale             Commerce Center (2)               14        Office & Warehouse

    GEORGIA
    Atlanta                  Circle 75                       133        Office & Industrial

    KANSAS
 Overland Park               Overland Park                   162    Residential, Office & Retail

   MARYLAND
 Gaithersburg            Avenel Business Park (3)              5            Commercial
  Rockville                 Flagship Centre                    8            Commercial

  MICHIGAN
Auburn Hills         Holiday Inn - Auburn Hills                4            Commercial

   NEW YORK
  Rochester         Holiday Inn - Rochester Airport            3            Commercial

   VIRGINIA
Loudoun County                Church Road                     40        Office & Industrial
Loudoun County           Sterling Boulevard (4)               45            Industrial
                                                             ---
                                 Total                       434



------------------------------------------------------------------------------
(1)  The Real Estate Trust is currently developing a 91-unit hotel and a 146-unit hotel on a portion of its 9 acre parcel.
     The balance of 11 acres is owned by a partnership in which a
     Real Estate Trust subsidiary owns a 50% interest.
(2)  The Real Estate Trust is currently developing a 95-unit hotel on a portion of this parcel.
(3)  The Real Estate Trust is currently developing a 91-unit hotel on a portion of this parcel.
(4)  The Real Estate Trust is currently developing a 78,000
     office/research and development building on a portion of this parcel.

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

In July 1994, Saul Centers established Saul QRS, Inc. and SC Finance Corporation as wholly owned subsidiaries of Saul Centers. Saul QRS, Inc. was established to succeed to the interest of Saul Centers as the sole general partner of one of the Subsidiary Partnerships, Saul Subsidiary I Limited Partnership, and SC Finance Corporation was established for the purpose of issuing $128 million of collateralized floating rate mortgage notes (the "Mortgage Notes"). In connection with these transactions, Saul Holdings Partnership transferred ten shopping centers previously owned by it to Saul Subsidiary I Limited Partnership as a capital contribution and the second Subsidiary Partnership, Saul Subsidiary II Limited Partnership, transferred one shopping center previously owned by it to Saul Subsidiary I Limited Partnership as a capital contribution in return for a limited partnership interest in Saul Subsidiary I Limited Partnership. As a consequence of these transfers, Saul Subsidiary I Limited Partnership owned a total of 17 shopping centers (the "Mortgaged Properties"). The Mortgaged Properties, which continued to be managed by Saul Holdings Partnership, secured the mortgage purchased with the proceeds of issuance of the Mortgage Notes.

On October 1, 1997 Saul Centers closed a $147 million mortgage loan secured by nine of the company's retail properties. The loan term is 15 years and requires payments based on a fixed rate of 7.67% and 25 year principal amortization. At the same time Saul Centers closed a new three-year $60 million unsecured revolving credit line which replaced a secured credit line. Proceeds from the new loans were used to repay the $128 million of collateralized floating rate debt mentioned above and the outstanding balance of other floating rate debt. Saul Centers currently has fixed interest rates on approximately 95% of its total outstanding debt which has a weighted remaining term of approximately 14 years.

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

In January 1998, in accordance with its obligation under the Exclusivity Agreement described below, the Real Estate Trust offered Saul Centers the right to purchase its newly constructed, 100% leased office/flex building (Avenel IV) located in the Avenel Business Park adjacent to Saul Centers' Avenel I - III buildings. The new building contained 46,227 square feet of leasable area. An independent appraisal determined the purchase price of $5.6 million. Saul Centers agreed to purchase the property as of April 1, 1998, by assuming the mortgage of $3.7 million and issuing 105,992 new units in Saul Centers' operating partnership to the Real Estate Trust.

At September 30, 1998, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 29 community and neighborhood shopping centers located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia, one research park located in a Maryland suburb of Washington, D.C. and one property planned to be converted to an industrial/warehouse facility located in Oklahoma (collectively, the "Portfolio Properties").

Saul Centers. Saul Centers made an election to be treated as a real estate investment trust ("REIT") for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the year ended December 31, 1993. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify as a REIT, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has announced that it intends to make regular quarterly dividend distributions to its stockholders.

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

The Advisor acts as the Real Estate Trust's investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real Estate Trust. Franklin acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

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

Since June 28, 1990 the Bank and its subsidiaries have joined in the consolidated federal income tax returns filed by the Trust on a fiscal year basis. Each member of an affiliated group of corporations which files consolidated income tax returns is liable for the group's federal income tax liability. Prior to June 28, 1990, the Bank and its subsidiaries filed a consolidated federal income tax return on a calendar-year basis.

Savings institutions such as the Bank generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions (and, in some cases, other financial institutions). Certain significant aspects of the federal income taxation of the Bank are discussed below.

The Internal Revenue Service ("IRS") has concluded the audits of the federal income tax returns of the Trust for the taxable years ended September 30, 1992, September 30, 1993 and September 30, 1994. The IRS audit adjustments did not have a significant adverse effect on the Trust's reported earnings under generally accepted accounting principles. The IRS has notified the Trust that its consolidated federal tax return for the fiscal year ended September 30, 1995 has been selected for review, which could lead to an IRS audit.

Bad Debt Reserve. For taxable years beginning before December 31, 1995, savings institutions that satisfied certain requirements were permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To qualify for this treatment, at least 60% of a savings institution's assets had to be "qualifying assets," including cash, certain U.S. and state government securities, and loans secured by interests in residential real property.

In establishing its reserves from calendar year 1988 through fiscal year 1996, the Bank calculated its bad debt deduction for tax purposes using the experience method. The experience method was based on the institution's actual loan loss experience over a prescribed period. For the year ended September 30, 1996, accumulated reserves were approximately $111.8 million.

Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and took effect for tax years beginning after December 31, 1995. As a result, for its fiscal year 1997 and fiscal year 1998, the Bank is no longer able to use the "reserve method" for computing its bad debt deduction and can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 (or, if the thrift meets a loan origination test, beginning up to two years later). The Bank's accumulated reserves since 1987 which are subject to recapture under this rule are $101.3 million. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the Bank's financial statements as of September 30, 1998 and 1997.

Consolidated Tax Returns; Tax Sharing Payments. Generally, the operations of the Trust have generated significant net operating losses ("NOL's"). The Bank's taxable income in the current year was sufficient to fully utilize the current year tax loss of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended (the "Tax Sharing Agreement"), the Bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below. Under the terms of the Bank's board resolution, the Bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval.

The Tax Sharing Agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no tax liability or the group's tax liability is less than the sum of such amounts. Under the Tax Sharing Agreement, the Trust, in turn, is obligated to pay to the applicable tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse such member on a dollar-for-dollar basis, thereby compensating the member for the group's use of its net operating losses or tax credits. Under the Tax Sharing Agreement, the Bank and its subsidiaries are treated as a single member of the Trust's affiliated group.

The Bank made tax sharing payments of $5.6 million in fiscal 1998. The tax sharing payments were conditioned on a pledge by the Trust of certain Trust or other assets to secure certain of its obligations under the Tax Sharing Agreement. At September 30, 1998, the amount of tax sharing payments due to the Trust from the Bank was $6.6 million, which was paid subsequent to the fiscal year end. It is expected that the Bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank (or from the taxable income of other members of the Trust's affiliated group).

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

The Bank, as a member of an affiliated group of corporations filing consolidated income tax returns, is liable under the Internal Revenue Code for the group's tax liability. Although the Bank would be entitled to reimbursement under the Tax Sharing Agreement for income tax paid with respect to the income of other members of the affiliated group, there can be no assurance that the Trust or other members would be able to fulfill this obligation.

State Taxation

Maryland law does not allow the filing of consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the Bank and its subsidiaries, that are subject to Maryland income tax, are required to file separately in Maryland. The Trust and its subsidiaries are also subject to income taxes in other states, some of which allow or require combined or consolidated filing. The Commonwealth of Virginia has concluded audits of the consolidated state income tax returns of the Trust for the taxable years ended September 30, 1991, September 30, 1992 and September 30, 1993. The audit adjustments did not have a significant adverse effect on the Trust's reported earnings.

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the Bank obtains advances from the FHLB. At September 30, 1998, the Bank had outstanding advances from the FHLB of Atlanta of $352.0 million. See Note 21 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds Borrowings."

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of: (i) 1.0% of mortgage-related assets (i.e., home mortgage loans, home-purchase contracts and similar obligations); (ii) 0.3% of total assets; (iii) $500; or
(iv) 5.0% of outstanding advances. Pursuant to this requirement, the Bank had an investment of $49.0 million in FHLB stock at September 30, 1998. The Bank earned dividends of $2.4 million and $2.0 million during the years ended September 30, 1998 and 1997, respectively.

Liquidity Requirements. The Bank is required to maintain a daily average balance of liquid assets (including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds, certain mortgage-related securities, certain mortgage loans and U.S. Government, state government and federal agency obligations) equal to a specified percentage of its average daily balance of deposits (based upon the preceding quarter's average balances), plus borrowings (or portions thereof) payable in one year or less. Effective November 24, 1997, the OTS reduced the minimum liquidity requirement to 4.0% from 5.0% and changed the reporting requirement to quarterly instead of monthly. If an institution's liquid assets at any time do not at least equal (on an average daily basis for the quarter) the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1998, the Bank was in compliance with the liquidity requirement, with a liquid assets ratio of 10.4%.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums to the Savings Association Insurance Fund (the "SAIF") for insurance of its deposit accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the "BIF" ) and the SAIF, respectively. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits. As a result of a one-time special assessment paid by thrift institutions pursuant to legislation enacted in 1996 to recapitalize the SAIF, a prior differential between BIF and SAIF assessment rates was eliminated and the rates for SAIF members are identical to the rates for BIF members. Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to provide liquidity to the savings and loan industry in the 1980s. Annualized FICO assessments which were added to deposit insurance premiums equaled 6.25 basis points for SAIF members and 1.25 basis points for BIF members for the first semi-annual period of 1998 and 5.96 basis points for SAIF members and 1.192 basis points for BIF members for the second semi-annual period of 1998. This differential is expected to remain in effect through December 31, 1999, after which BIF and SAIF members will pay identical FICO assessments, which are expected to be approximately 2.4 basis points. Thus, the Bank and other institutions with SAIF-assessable deposits will continue to pay somewhat higher deposit insurance premiums than institutions with BIF-assessable deposits, which could lead to a competitive disadvantage in the pricing of loans and deposits.

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

Regulatory Capital. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the Bank, are subject to a minimum tangible capital requirement, a minimum core (or leverage) capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1998, the Bank's tangible, core and total risk-based regulatory capital ratios were 7.93%, 7.93% and 20.70%, respectively, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00%, respectively, in effect at that date.

Under FIRREA's minimum leverage ratio, Chevy Chase must maintain a ratio of core capital to tangible assets of not less than 3.0%. However, under the OTS prompt corrective action regulations, an institution that is not in the highest supervisory category must maintain a minimum leverage ratio of 4.0% to be considered an adequately capitalized institution. See "Prompt Corrective Action." In October 1997, the OTS proposed amendments to its FIRREA capital regulations that would establish a minimum leverage ratio of 4.0% for institutions not in the highest supervisory category. Core capital generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets. Prior to October 1, 1998, under interim guidance issued by the OTS, servicing assets (both mortgage and non-mortgage) and purchased credit card relationships ("PCCRs") could be included up to an aggregate amount of 50% of core capital and PCCRs and non-mortgage servicing assets were also subject to a sublimit of 25% of core capital. For these purposes, servicing assets and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1998, the Bank had qualifying servicing assets of $27.0 million, which constituted 5.1% of core capital at that date, and had no PCCRs.

Effective October 1, 1998, the OTS and the other federal bank regulatory agencies amended their regulatory capital requirements relating to servicing assets. The final rule increases the maximum amount of servicing assets (both mortgage and non-mortgage) and PCCRs that can be included in Tier 1 capital from 50% to 100%. PCCRs and non-mortgage servicing assets are still subject to a sublimit of 25% of core capital.

Deductions from capital apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

The tangible capital requirement adopted by the OTS requires a savings institution to maintain tangible capital in an amount not less than 1.5% of tangible assets, which is the minimum ratio required by FIRREA. Tangible capital is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount includable in core capital.

The risk-based capital requirements issued by the OTS provide that the capital ratio applicable to an asset is adjusted to reflect the degree of credit risk associated with that asset and that the asset base for computing a savings institution's capital requirement includes off-balance- sheet assets. Capital must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. Pursuant to OTS's capital requirements, the Bank maintains dollar-for-dollar capital against the securitized assets in an amount equal to (i) the amounts on deposit in spread accounts, (ii) the amount of any interest-only strips relating to the securitized assets, and (iii) certain other items representing recourse for regulatory capital purposes, up to the otherwise applicable capital requirement on the underlying loans.

The OTS and the other federal bank regulatory agencies have proposed revisions to their risk-based capital regulations to address the regulatory capital treatment of recourse obligations and direct credit substitutes involving exposure to credit risk. The proposal (i) would define recourse to include, among other things, providing credit enhancement beyond any contractual obligation to support assets sold and providing representations and warranties other than those that relate to an existing state of facts that the seller can either control or verify with reasonable due diligence at the time the assets are sold; (ii) would treat direct credit substitutes and recourse obligations consistently; and (iii) would use credit ratings and possibly certain other alternative approaches to match the risk-based capital assessment more closely to an institution's relative risk of loss in asset securitizations. The agencies intend that any final rules adopted in connection with the proposal that result in increased risk-based capital requirements for an institution will apply only to transactions consummated after the effective date of any final rules.

There are currently four categories of risk-weightings: 0% for cash and similar assets, 20% for qualifying mortgage-backed securities, 50% for qualifying residential permanent real estate loans and 100% for other assets, including consumer loans, commercial real estate loans and loans more than 90 days past due and for real estate acquired in settlement of loans. Savings institutions generally are required to maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets). At September 30, 1998, the Bank had $53.0 million in allowances for general loan and lease losses, all of which was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (i) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (ii) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital. Once an institution selects either the first or second option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as there is any outstanding balance of such instruments for which an option has been selected. At September 30, 1998, the Bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See "Deposits and Other Sources of Funds - Borrowings."

The OTS has indefinitely delayed implementation of an interest-rate risk component of its risk-based capital regulation. Under that component, an institution that would experience a change in portfolio equity in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates would be required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. At September 30, 1998, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the capital regulations been in effect.

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to an individual minimum capital requirement.

OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank ("non-includable subsidiaries") are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1998, investments in non-includable subsidiaries were fully deducted from all three FIRREA capital requirements. All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1998, the Bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $4.1 million, of which $3.9 million constituted a deduction from tangible capital.

OTS capital regulations also require the 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non- residential construction loans in excess of an 80% loan-to-value ratio. The Bank's equity investments at September 30, 1998 were certain properties classified as real estate held for sale which the Bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1998, the book value of these properties after subsequent valuation allowances, was $11.7 million, of which $11.1 million was required to be deducted from total capital. The Bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1998. The Bank has $0.8 million of general valuation allowances maintained against its non-includable subsidiaries and equity investments which, pursuant to OTS guidelines, are available as a credit against the deductions from capital otherwise required.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In February 1998, the Bank received from the OTS extensions through February 17, 1999 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal 1990, 1991 and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Capital."

The Bank's ability to maintain capital compliance is dependent on a number of factors, including, for example, general economic conditions and the condition of local real estate markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital."

The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not taken any such action with respect to the Bank.

Prompt Corrective Action. Pursuant to FDICIA, the OTS and the other federal agencies regulating financial institutions have adopted regulations which apply to every FDIC- insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories to which institutions are assigned for purposes of determining their treatment under these prompt corrective action provisions. An institution is categorized as well capitalized under the regulations if (i) it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level. An institution is considered adequately capitalized if such capital ratios are at least 4.0% (3.0% if rated in the highest supervisory category), 4.0% and 8.0%, respectively. An institution with a leverage ratio below 4.0% (3.0% if rated in the highest supervisory category), a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0% is considered undercapitalized and an institution with ratios under 3.0%, 3.0% or 6.0%, respectively, is considered significantly undercapitalized. Finally, an institution is considered critically undercapitalized, and subject to provisions mandating appointment of a conservator or receiver, if its ratio of tangible equity (generally defined by the OTS as core capital plus cumulative perpetual preferred stock) to total assets is 2.0% or less. An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

At September 30, 1998, the Bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 12.93% and 20.70%, respectively, which exceeded the minimum ratios established for well capitalized institutions.

Board Resolution. At the request of the OTS, the Board of Directors of the Bank adopted a resolution in March 1996 which, among other things, permits the Bank:
(i) to make tax sharing payments without OTS approval to the B.F. Saul Real Estate Investment Trust (the Trust ), which owns 80% of the Bank's Common Stock, of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the Bank's preferred stock during that quarterly period. The resolution also provides that the Bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

Qualified Thrift Lender ("QTL") Test. Insured savings institutions like the Bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires thrifts to maintain a thrift investment percentage equal to a minimum of 65%. The numerator of such percentage is the thrift's qualified thrift investments and the denominator is the thrift's portfolio assets. Portfolio assets is defined as total assets minus (i) the thrift's premises and equipment used to conduct its business, (ii) liquid assets, as defined up to 20 percent of total assets, and (iii) intangible assets, including goodwill. The QTL test must be met on a monthly average basis in nine out of every 12 months.

The Bank had 86.7% of its assets invested in qualified thrift investments at September 30, 1998, and met the QTL test in each of the previous 12 months.

A thrift's qualified thrift investments consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Federal National Mortgage Association stock, small business loans, credit card and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans), 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs (low or moderate income areas where credit demand exceeds supply). Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

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

Dividends and Other Capital Distributions. Under OTS regulations, the ability of thrift institutions such as the Bank to make capital distributions (defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution) varies depending primarily on the institution's earnings and regulatory capital levels. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the Bank's outstanding subordinated debentures.

Institutions are divided into two tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their capital requirements and which have not been notified by the OTS that they are in need of more than normal supervision. Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (i) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital (i.e., the excess of capital over the fully phased-in requirements) at the beginning of the calendar year in which the distribution is made or (ii) 75% of net income for the most recent four quarters. Tier 1 institutions that make capital distributions under the foregoing rules must continue to meet the applicable capital requirements on a pro forma basis after giving effect to such distributions. Tier 1 institutions may seek OTS approval to pay dividends beyond these amounts.

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

At September 30, 1998, the Bank had sufficient levels of capital to be a Tier 1 institution for purposes of the capital distribution regulation. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is in need of more than normal supervision (after written notice) as a Tier 2 or Tier 3 institution.

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

Although the Bank believes that dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series, A, (the "REIT Preferred Stock") issued by Chevy Chase Preferred Capital Corporation (the "REIT Subsidiary") should not be considered capital distributions for this purpose, there can be no assurances that the OTS would agree with this position. Without addressing the issue of whether dividends on the REIT Preferred Stock are capital distributions subject to the regulations, the OTS has indicated that it would not object to the REIT Subsidiary's payment of quarterly dividends on the REIT Preferred Stock in an amount up to the amount of the REIT Subsidiary's net income for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital." The REIT Subsidiary currently expects that its net income will be in excess of amounts needed to pay dividends on the REIT Preferred Stock. However, dividends paid on the REIT Preferred Stock in excess of the REIT Subsidiary's net income could be treated as capital distributions by the OTS, in which case the REIT Subsidiary's payment of such dividends would be subject to restrictions under the OTS capital distribution regulations. Moreover, if dividends on the REIT Preferred Stock were treated as capital distributions, they would be included, together with dividends paid on the 13% Preferred Stock and the common stock of the Bank, in calculating the amount of capital distributions that could be paid by the Bank without obtaining OTS approval.

In January 1998, the OTS proposed to amend its capital distribution regulations. The proposal would expand the definition of capital distribution to include repurchases of subordinated debt and requested comment on whether to treat dividends paid by an operating subsidiary such as the REIT Subsidiary as capital distributions. Under the proposal, the Bank would be required to file an application with the OTS to make any capital distribution regardless of its size if the Bank did not qualify for expedited treatment under OTS regulations. If the Bank qualified for expedited treatment, an application would be required only if the total amount of all of the Bank's capital distributions for the year exceeded the sum of the Bank's net income for the year and the retained net income for the previous two years. However, as is the case under current OTS regulations, a notice would be required for any capital distribution because the Bank is a subsidiary of a savings and loan holding company. In considering an application or notice, the proposal provides that the OTS will not permit a capital distribution if (i) the Bank would be undercapitalized following the distribution; (ii) the capital distribution raises safety and soundness concerns; or (iii) the capital distribution violates any statute, regulation, agreement with the OTS, or condition imposed by the OTS.

In May 1988, in connection with the merger of a Virginia thrift into the Bank, the B.F. Saul Company (the "Saul Company") and the Trust entered into a capital maintenance agreement in which they agreed not to cause the Bank without prior written approval of its federal regulator to pay dividends in any fiscal year in excess of 50% of the Bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year. However, under both the current and the proposed OTS capital distribution rule, with the approval of the OTS, the Bank could substitute the requirements of the OTS capital distribution rule for any more stringent requirements imposed on it by a previous written agreement.

The Bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the Bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 (the "1993 Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the Bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the Bank's 10 3/8% Noncumulative Preferred Stock, Series B (the "Series B Preferred Stock"), if issued in exchange for the outstanding REIT Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital and Security Ownership of Certain Beneficial Owners and Management."

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

Lending Limits. With certain exceptions, the Bank is prohibited from lending to one borrower (including certain related entities of the borrower) amounts in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The Bank's regulatory loans-to-one-borrower limit was approximately $125.6 million at September 30, 1998, and no group relationships exceeded this limit at that date.

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

Regulatory Assessments. The OTS imposes the following fees to fund its operations: (i) asset-based assessments for all savings institutions, (ii) examination fees for certain affiliates of savings associations, (iii) application fees, (iv) securities filing fees and (v) publication fees. Of these fees, the semi-annual asset-based assessments (which for the Bank totaled $867,000 for the twelve-month period ending December 31, 1998) are the most significant.

Effective January 1, 1999, the OTS will charge examination and supervisory assessments based on a revised formula intended to more accurately reflect OTS's estimates of the actual cost of examining and supervising an institution. Unlike the current formula, the revised formula will impose a surcharge on institutions with a CAMELS rating of 3 (in addition to institutions with a CAMELS rating of 4 or 5 that currently pay a surcharge) and on complex institutions, which OTS defines as any institution with significant amounts (i.e., over $1 billion) of certain off-balance sheet assets (specifically, loans serviced for others, trust assets and recourse obligations or direct credit substitutes). The Bank anticipates that its assessments will increase under the revised formula.

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

The OTS and the other federal bank regulatory agencies have requested comment on possible changes to the existing regulatory classification policies for retail credit. Among the changes being considered are adoption of: (i) a uniform charge-off policy for open-end and closed-end credit; (ii) a charge-off policy for loans affected by bankruptcy, fraudulent activity, and/or death of a borrower; (iii) a policy for treatment of partial payments; (iv) a prudent reaging policy for past due accounts; and (v) a classification policy for delinquent residential mortgage and home equity loans. The Bank is unable to predict at this time what, if any, changes will be made to the existing policies.

Pending Legislation

Thrift Charter Legislation. Legislation passed in 1996 requires the merger of the BIF and the SAIF into a single Deposit Insurance Fund on January 1, 1999, but only if the thrift charter is eliminated by that date. Because the 105th Congress did not enact legislation eliminating the thrift charter, no such merger will take place on January 1, 1999. Although earlier versions of financial modernization legislation considered by the 105th Congress would have required federal thrifts, like the Bank, to convert their charters to national or state bank charters, the versions of the legislation passed by the House of Representatives and by the Senate Banking Committee prior to adjournment would not have required the Bank to convert its charter. If legislation requiring the Bank to convert its charter were enacted and did not contain appropriate grandfather provisions, such legislation could have an adverse effect on the Bank and the Trust because, among other things, the Trust engages in activities that are not permissible for bank holding companies and the regulatory capital and accounting treatment for banks and thrifts differs in certain significant respects. The Bank cannot determine at this time whether, or in what form, such legislation may eventually be enacted, and there can be no assurances that any such legislation that is enacted will contain adequate grandfather rights for the Bank or the Trust.

Federal Reserve System

The Federal Reserve Board (the "FRB") requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts. Prior to December 1, 1998, the first $4.7 million of a depository institution's transaction accounts were subject to a 0% reserve requirement. The next $43.1 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $47.8 million were subject to a 10.0% reserve requirement. Effective December 1, 1998, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.7 million to $4.9 million and decreased the low reserve tranche from $43.1 million to $41.6 million. The Bank met its reserve requirements for each period during the year ended September 30, 1998. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements which are imposed by the OTS.

Savings institutions may borrow from the FRB discount window, although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

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

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 1995 through June 1997, the Bank received an outstanding CRA rating, the highest rating given by the OTS.

Institutions like the Bank, with more than $250 million in assets, are evaluated primarily on the basis of their lending and investment in, and provision of services, to low- and moderate-income areas unless they request designation and receive approval as wholesale or limited purpose institutions or have been approved for evaluation under a strategic plan.

In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company (together, the "Companies"), entered into an agreement with the United States Department of Justice (the "Department") which committed them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, the Companies agreed to invest $11.0 million in the African-American community of the Washington, D.C. metropolitan area over a five-year period. This commitment obligated the Companies to (i) provide $7.0 million over the five-year period in subsidies for below- market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C. and Prince George's County, Maryland; (ii) open two additional mortgage offices in majority African-American neighborhoods in the metropolitan Washington, D.C. area; and (iii) open one new deposit branch in the Anacostia area of Washington, D.C. The Companies also agreed over the same five-year period, among other things, to continue efforts to increase their promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. The Companies view these efforts as continuations of their existing programs.

Other Aspects of Federal Law

The Bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

Holding Company Regulation

The Trust and the Saul Company. The Trust and the Saul Company, by virtue of their direct and indirect control of the Bank (see "Security Ownership of Certain Beneficial Owners and Management"), and Chevy Chase Property Company ("CCPC") and CCPC's wholly-owned subsidiary Westminster Investing Corporation ("Westminster"), by virtue of Westminster's direct and indirect ownership of 24.9% of the common stock of the Trust (collectively the "Holding Companies"), are savings and loan holding companies subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Further, transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank, as those that would be available to non-affiliates.

The Holding Companies must obtain the prior approval of the OTS before acquiring by merger, consolidation or purchase of assets any federally insured savings institution or any savings and loan holding company. As unitary savings and loan holding companies, the Holding

Companies are virtually unrestricted in the types of business activities in which they may engage, provided the Bank continues to meet the QTL test. See "Qualified Thrift Lender ("QTL") Test." If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the Bank, the Holding Companies would become multiple savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

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

If the Bank were to become undercapitalized under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the Bank would take to become adequately capitalized. The OTS could not accept the plan unless the Holding Companies guaranteed in writing the Bank's compliance with that plan. The aggregate liability of the Holding Companies under such a commitment would be limited to the lesser of (i) an amount equal to 5.0% of the Bank's total assets at the time the Bank became undercapitalized and (ii) the amount necessary to bring the Bank into compliance with all applicable capital standards as of the time the Bank fails to comply with its capital plan. If the holding companies refused to provide the guarantee, the Bank would be subject to the more restrictive supervisory actions applicable to significantly undercapitalized institutions. See "Prompt Corrective Action."

Recent Accounting Pronouncements

SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") was issued in June 1997 and establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Because SFAS 130 addresses only disclosure related issues, its adoption will not have an impact on the Bank's financial condition or its results of operations.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), was also issued in June 1997. SFAS 131 establishes accounting standards for the way business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Because SFAS 131 addresses only disclosure related issues, its adoption will not have an impact on the Bank's financial condition or its results of operations.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on the Bank's financial statements has not yet been determined.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65 ("SFAS 134"), was issued in October 1Mortgage Banking Activities to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

Market Area

The Bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, D.C. area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.3% in September 1998, compared to the national rate of 4.4%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and Fairfax County in Virginia. Approximately 13.3% of the Bank's deposits at September 30, 1998 were obtained from depositors residing outside of Maryland and Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery County, and ranked third in market share of deposits in Prince George's County at June 30, 1997, according to the most recently published industry statistics. The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. Unemployment in Montgomery and Fairfax Counties in September 1998 (2.4% and 1.9%, respectively) was below the national rate (4.4%) and state rates (4.3% for Maryland and 3.2% for Virginia) for the same month.

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

The Bank classifies its investment and mortgage-backed securities as either held-to-maturity, available-for-sale or trading at the time such securities are acquired. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1998 and 1997.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 1998 and 1997.

At September 30, 1998 and 1997, the Bank held automobile receivables-backed securities which were classified as trading securities. These securities were established in conjunction with two automobile loan securitization transactions and represent subordinate classes of certificates retained by the Bank.

Lending Activities

Loan Portfolio Composition. At September 30, 1998, the Bank's loan portfolio totaled $2.8 billion, which represented 41.2% of its total assets. (All references in this report to the Bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities.) Loans collateralized by single-family residences constituted 70.6% of the loan portfolio at that date.

The following table sets forth information concerning the Bank's loan portfolio (net of unfunded commitments) for the periods indicated.

Loan Portfolio
(Dollars in thousands)

                                                                                    September 30,
                        ------------------------------------------------------------------------------------------------------------
                                1998                   1997                   1996                  1995                  1994
                        ---------------------- ---------------------  --------------------- --------------------- ------------------

                                     % of                   % of                   % of                  % of                 % of
                          Balance    Total       Balance    Total       Balance    Total      Balance    Total      Balance   Total
                        -----------  --------- -----------  --------  -----------  -------- -----------  -------- ----------- ------
Single family
  residential (1)      $ 1,821,982    65.7 %   $  849,955    33.2 %  $ 1,601,483    47.2 % $ 1,391,694    47.3 % $ 1,369,571   53.7%

Home equity (1)            135,122     4.9         94,088     3.7         32,052     0.9        29,024     1.0        34,708    1.4

Commercial real estate
  and multifamily           74,164     2.7         53,551     2.1         78,866     2.3        85,781     2.9        84,210    3.3

Real estate
  construction and
  ground                   108,379     3.9         54,998     2.2         63,907     1.9        32,652     1.1        52,350    2.1

Commercial                 174,076     6.3         98,346     3.9         57,023     1.7        13,986     0.5         3,950    0.2

Credit card (1)                --      --       1,077,149    42.3      1,118,271    33.0     1,012,548    34.4       650,199   25.5

Automobile (1)             357,826    12.9        229,868     9.0        301,066     9.0       239,217     8.1       289,346   11.4

Home improvement and
  related loans (1)         67,355     2.4         55,453     2.2         99,192     2.9       112,705     3.8        37,526    1.5

Overdraft lines of
  credit and
  other consumer            33,484     1.2         36,029     1.4         37,954     1.1        26,206     0.9        25,375    0.9

                        -----------  --------- -----------  --------  -----------  -------- -----------  -------- ----------- ------
                         2,772,388   100.0 %    2,549,437   100.0 %    3,389,814   100.0 %   2,943,813   100.0 %   2,547,235  100.0%
                        -----------  ========= -----------  ========  -----------  ======== -----------  ======== ----------- ======
Less:

  Unearned premiums
    and discounts               --                    449                    836                 1,103                 1,438

  Deferred loan
    origination
    fees (costs)            (3,013)                (2,339)               (13,958)              (13,687)              (10,604)

  Allowance for loan
    losses                  60,157                105,679                 95,523                60,496                50,205

                        -----------            -----------            -----------           -----------           -----------
                            57,144                103,789                 82,401                47,912                41,039
                        -----------            -----------            -----------           -----------           -----------

      Total loans
        receivable     $ 2,715,244            $ 2,445,648            $ 3,307,413           $ 2,895,901           $ 2,506,196
                       ============           ============           ============          ============          ============






-----------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization, if any.

The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. In addition, the composition of the Bank's loan portfolio as of September 30, 1998 was significantly affected by the sale of the Bank's credit card portfolio on that date. See "Regulation - Regulatory Capital," "Qualified Thrift Lender ("QTL") Test" and "Federal Taxation - Bad Debt Reserve" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset and Liability Management."

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank's loans at September 30, 1998. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 1999, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments
(In thousands)


                                                                           Approximate Principal Repayments
                              Principal                                   Due in Years Ending September 30,
                               Balance
                             Outstanding at  ---------------------------------------------------------------------------------------
                             September 30,                                                                                 2014 and
                               1998 (1)        1999         2000        2001      2002-2003     2004-2008    2009-2013    Thereafter
                             ------------- ----------- ------------ ----------- ------------- ------------ ------------- -----------
Single family residential    $  1,772,784  $   23,377  $    24,982  $   26,482  $     49,758  $   170,039  $    379,357  $ 1,098,789
Home equity                       135,122         643        1,483         237           245        7,230        11,262      114,022
Commercial real estate and
  multifamily                      74,164         469       10,728      12,338        21,343       27,365         1,921           --
Real estate construction
  and ground                      108,379      63,245        8,729      23,090        13,315           --            --           --
Commercial                        174,076      79,972        9,510      12,647        17,733       48,654         5,294          266
Automobile                        232,826      37,997       43,341      49,563       101,925           --            --           --
Home improvement and
  related loans                    60,570       2,343        2,632       2,956         7,045       26,727        18,867           --
Overdraft lines of credit
  and other consumer               33,484       3,187        3,744       4,411        11,377       10,765            --           --
Loans held for sale                55,983      55,983           --          --            --           --            --           --
Loans held for
  securitization and sale         125,000     125,000           --          --            --           --            --           --
                             ------------- ----------- ------------ ----------- ------------- ------------ ------------- -----------
  Total loans receivable (2) $  2,772,388  $  392,216  $   105,149  $  131,724  $    222,741  $   290,780  $    416,701  $ 1,213,077
                             ============= =========== ============ =========== ============= ============ ============= ===========


Fixed-rate loans             $  1,592,388  $   69,360  $    68,423  $   81,645  $    166,858  $   175,992  $    316,345  $   713,765
Adjustable-rate loans             999,017     141,873       36,726      50,079        55,883      114,788       100,356      499,312
Loans held for sale                55,983      55,983           --          --            --           --            --           --
Loans held for
  securitization and sale         125,000     125,000           --          --            --           --            --           --
                             ------------- ----------- ------------ ----------- ------------- ------------ ------------- -----------
  Total loans receivable (2) $  2,772,388  $  392,216  $   105,149  $  131,724  $    222,741  $   290,780  $    416,701  $ 1,213,077
                             ============= =========== ============ =========== ============= ============ ============= ===========

------------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans outstanding at September 30, 1998 which were due after one year, an aggregate principal balance of approximately $1.5 billion had fixed interest rates and an aggregate principal balance of approximately
$857.1 million had adjustable interest rates.

(2) Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a conventional loan -- one that is neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans' Administration ("VA") -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the Bank's single- family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1998, principal repayments of $211.0 million are contractually due within the next year. Of this amount, $69.1 million is contractually due on fixed-rate loans and $141.9 million is contractually due on adjustable-rate loans.

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

Origination, Purchase and Sale of Real Estate Loans
(In thousands)

                                                                      For the Year Ended September 30,
                                                        -------------------------------------------------------------
                                                             1998                   1997                   1996
                                                        ----------------       ----------------       ---------------
Real estate loan originations and purchases: (1)

Single family residential                               $     2,814,171        $     1,438,333        $    1,067,153
Home equity                                                     448,071                259,999               152,953
Commercial real estate and multifamily                           21,184                     29                   345
Real estate construction and ground                             126,295                 64,430                72,655
                                                        ----------------       ----------------       ---------------

Total originations and purchases                              3,409,721              1,762,791             1,293,106
                                                        ----------------       ----------------       ---------------

Principal repayments                                           (348,676)              (501,190)             (279,518)
Sales (2)                                                      (423,078)              (413,645)             (407,201)
Loans transferred to real estate acquired
  in settlement of loans                                         (4,938)                (4,706)               (5,973)

                                                        ----------------       ----------------       ---------------
                                                               (776,692)              (919,541)             (692,692)
                                                        ----------------       ----------------       ---------------

Transfers to mortgage-backed securities (3)                  (1,545,974)            (1,566,966)             (363,257)
                                                        ----------------       ----------------       ---------------


Increase (decrease) in real estate loans                $     1,087,055        $      (723,716)       $      237,157
                                                        ================       ================       ===============

(1) Excludes unfunded commitments.

(2) Includes securitization and sale of home equity receivables of $298.8 million, $170.6 million and $96.5 million for the years ended September 30, 1998, 1997 and 1996, respectively.

(3) Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending. The Bank originates a variety of loans secured by single-family residential structures. At September 30, 1998, $2.0 billion (or 70.6%) of the Bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $944.0 million (or 36.9%) at September 30, 1997. Of these amounts, $25.5 million and $13.4 million consisted of FHA-insured or VA-guaranteed loans at September 30, 1998 and 1997, respectively. Approximately 77.8% of the Bank's single-family residential real estate loans at September 30, 1998, by principal balance, were secured by properties located in Maryland, Virginia or the District of Columbia.

The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. Chevy Chase currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans ("ARMs"), principally with maturities of 30 years.

The Bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The Bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the Bank's underwriting criteria and review. During the year ended September 30, 1998, approximately $1.6 billion of loans settled under the correspondent program.

Interest rates on the majority of the Bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the Bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank's markets. The ARMs currently offered by the Bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%. At September 30, 1998, 36.0% of the Bank's residential mortgage loans were comprised of ARMs.

During the current fiscal year, the Bank continued to fulfill its $1.0 billion five-year loan commitment made in 1994 to meet the credit needs of low- and moderate-income borrowers in the various communities which it serves. As part of this commitment, the Bank's Community Development Fund is providing $140.0 million of mortgage financing over a five- year period, with $7.0 million in subsidies for below-market mortgage loans, to families in minority neighborhoods in the District of Columbia and Prince George's County, Maryland.

Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income, and in recent periods have produced additional non-interest income in the form of gains on sales of loans. In fiscal 1998, sales of mortgage loans originated or purchased for sale by the Bank totaled $124.3 million. The marketability of loans, loan participations and mortgage- backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors. The Bank's conforming fixed-rate, single- family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") guidelines in order to facilitate the sale and/or securitization of the mortgage loan. In order to manage its interest-rate exposure, the Bank hedges its held for sale fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 1998, the Bank had $56.3 million of single-family residential loans held for sale to investors.

From time to time, as part of its capital and liquidity management plans, the Bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them in the secondary mortgage market. During fiscal 1998, the Bank exchanged $1.2 billion of single-family residential loans held in its portfolio for mortgage-backed securities which the Bank retained for its own portfolio.

When the Bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, inspects the properties, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1998, the Bank was servicing residential permanent loans totaling $4.0 billion for other investors. See "Loan Servicing."

Sales of Mortgage-Backed Securities. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations, which are generally issued in the same month as they are sold. The securities are formed from conforming fixed-rate loans originated for sale or from conforming fixed-rate loans resulting from the borrower's election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 1998.

Home Equity Lending. The Bank's home equity credit line loan provides revolving credit secured principally by a second mortgage on the borrower's home. Such loans are originated directly by the Bank. Home equity credit line loans bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. In order to promote its home equity credit line loan program, the Bank currently offers prospective borrowers a below-market interest rate for an introductory period and settlement without closing costs.

During fiscal 1998, the Bank purchased $53.2 million of home equity credit line loans at a premium. The Bank may make additional purchases of such loans in the future as a way to supplement its direct origination of such loans.

Securitization and sale of home equity receivables has been an important element of the Bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition." The Bank transferred $298.8 million, $170.6 million and $96.5 million of home equity receivables in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, to trusts for securitization and sale to investors. Gains of $19.7 million, $11.8 million and $4.7 million were recognized by the Bank as a result of these transactions. The Bank continues to service the underlying accounts.

Commercial Real Estate and Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans increased 68.2% in fiscal 1998 to $182.5 million at September 30, 1998, from $108.5 million at September 30, 1997. The Bank provides financing, generally at market rates, to certain purchasers of its real estate owned ("REO"). Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

Commercial Lending. Commercial loans are originated, underwritten, and managed by the Bank's Business Banking Group. The Bank makes loans to business entities for a variety of purposes, including working capital, acquisitions of machinery and equipment or other assets, and facilitating cash flows. The Bank also provides acquisition, construction and permanent financing of real estate used in the borrower's business. A wide variety of products are offered, including revolving lines of credit for working capital or seasonal needs; term loans for the financing of fixed assets; letters of credit; cash management services; and other deposit and investment products. Business development efforts have been concentrated in the major industry groups in the metropolitan Washington, D.C. area, as well as a broad base of businesses and community service organizations. Commercial loans increased $75.8 million during fiscal 1998 from $98.3 million at September 30, 1997 to $174.1 million at September 30, 1998. Of the $174.1 million, 26.9% represents participations by the Bank in commercial loans originated by other financial institutions. The Bank believes its balances of commercial loans will increase as it continues to expand this aspect of its business. In addition, management believes that the acquisition of ASB can enhance the operations of the Business Banking Group by allowing the Bank to offer a broader variety of investment products and fiduciary services to institutional customers.

Federal laws and regulations limit the Bank's commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans.

Consumer Lending. Chevy Chase currently offers a variety of consumer loans, including automobile loans, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. In addition, through a wholly-owned subsidiary, the Bank offers non-prime automobile loans. Non-prime refers to a category of loans made to applicants who have experienced certain adverse credit events, but who meet certain other creditworthiness tests. See "Consumer Loan Underwriting." During fiscal 1998, the Bank provided consumer credit through its credit card program, which offered Visa(R) and MasterCard(R) credit cards. At June 30, 1998, credit card loans outstanding totaled $938.7 million. Following the sale of the credit card portfolio to FUSA on September 30, 1998, the Bank no longer offers its own credit card loans, but has entered into an agreement with FUSA pursuant to which the Bank will provide credit cards issued by FUSA to the Bank's local customers. The Bank's portfolios of automobile loans, home improvement and related loans and other consumer loans totaled $357.8 million, $67.4 million and $33.5 million, respectively, at September 30, 1998, which accounted for a combined 16.5% of total loans at that date. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1998, the Bank purchased or originated $715.2 million and $108.5 million of automobile loans and home improvement loans, respectively, which was partially offset by the transfers of $534.7 million and $45.9 million, respectively, of receivables to trusts for securitization and sale to investors.

Federal laws and regulations limit the Bank's secured and unsecured consumer loans to 35% of its total assets. Certain consumer loans, which include home improvement, secured deposit account and educational loans, are not included in the 35% limit.

Real Estate Loan Underwriting. In the loan approval process, Chevy Chase assesses both the borrower's ability to repay the loan and, in appropriate cases, the adequacy of the proposed security. Credit approval is vested with the Board of Directors and delegated to the Executive Loan Committee and certain senior officers in accordance with the credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the Bank's approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. Prior to October 1998, all loans of $15 million or more were presented to the Board of Directors for final approval. Effective October 1998, the Bank increased this threshold to $30 million.

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

The Bank generally lends up to 95% of the appraised value of single-family residential dwellings to be owner-occupied. The Bank also lends up to 85% of the appraised value of the completed project to finance the construction of such dwellings, and, on a case-by-case basis, the Bank occasionally may lend up to 90% of such appraised value when such financing is limited to pre-sold units. The loan-to-value ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank generally does not originate a traditional second mortgage loan (excluding home equity credit line loans) if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. In some circumstances, the Bank originates a first and second mortgage loan simultaneously where the total loan value does not exceed 90% of the appraised value of the property. Currently, the Bank offers home equity credit line loans up to a 125% maximum loan-to-value ratio. Private mortgage insurance is generally obtained for the amount over 80% of the value of the underlying property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan's collateral could expose the Bank to losses. The Bank's ability to make loans with a loan-to-value ratio above 90 percent without mortgage insurance is limited to 100 percent of the Bank's total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including loan-to-value limitations conforming to specific guidelines established by the OTS. The Bank's current lending policies conform to these regulations.

On all loans secured by real estate (other than home improvement and related loans and certain home equity credit line loans), Chevy Chase requires title insurance policies protecting the priority of the Bank's liens. The Bank requires fire and casualty insurance for permanent loans (including home equity credit line loans) and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase's approval. Generally, for any residential loan (including home equity credit line loans) in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the Bank's mortgage insurance is placed with four carriers.

Substantially all fixed-rate mortgage loans originated by the Bank contain a due on sale clause providing that the Bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank's ARMs generally are assumable.

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

Consumer Loan Underwriting. Consumer loans (which include automobile loans and home improvement and related loans and overdraft lines of credit) are originated or purchased by the Bank after a review by the Bank in accordance with its established underwriting procedures.

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

The Bank also makes automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary apply to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events (and therefore would not necessarily meet all of the Bank's guidelines for its traditional loan program), but who meet certain other creditworthiness tests. Such loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the Bank's traditional lending program. See "Subsidiaries Operating Subsidiaries."

Loan Servicing. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Servicing income earned on single-family residential mortgage loans owned by third parties and the Bank's securitization and servicing of credit card, home equity, automobile and home loan receivables portfolios, has been a source of substantial earnings for the Bank in recent periods. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank's servicing income as of or for the years indicated.

                                 As of or For the Year Ended September 30,
                                 -----------------------------------------
(In thousands)                       1998          1997           1996
------------------------------   ------------  ------------  -------------
Residential...................    $ 4,003,946   $ 3,930,371    $ 3,045,650
Credit card...................           --       4,015,172      3,889,704
Home equity...................        421,432       459,130        416,365
Automobile....................      1,055,746     1,083,026        505,638
Home loans....................        200,033       244,140        141,106
                                 ------------  ------------  -------------
   Total amount of loans
   serviced for others (1)....    $ 5,681,157   $ 9,731,839    $ 7,998,463
                                 ============  ============  =============
Servicing and securitization
   income (2).................    $   233,271   $   305,192    $   284,964
                                 ============  ============  =============
---------------------
(1)...The Bank's basis in its servicing assets and interest-only strips at September 30, 1998, 1997 and 1996 was $40.7 million, $128.8 million and $75.4 million, respectively.

(2)...In each of the years ended September 30, 1998, 1997 and 1996, servicing and securitization income as a percentage of net interest income before provision for loan losses was 118.2%, 143.6% and 142.9%, respectively.

The Bank earns fees in connection with the servicing of home equity loans, home loans, automobile loans and single-family residential mortgage loans (and credit card loans prior to the sale of the credit card portfolio on September 30, 1998). The Bank's level of servicing and securitization income varies based in large part on the amount of the Bank's securitization activities with respect to these loan types. As the Bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal 1998, the Bank securitized and sold $1.0 billion of credit card receivables, $298.8 million of home equity receivables, $534.7 million of automobile loan receivables and $45.9 million of home loan receivables. The Bank's servicing and securitization income decreased from the level achieved in fiscal 1997 principally because of increases in unrealized losses on interest-only strips in addition to increases in the amortization of interest-only strips related to prior gains on sales of loans. The Bank's level of servicing and securitization income also declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others.

The Bank's investment in servicing assets (including servicing assets and interest-only strips), and the amortization of such assets, are periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which are the estimated rate of repayment of the underlying loans and estimated credit losses. The Bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the Bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the Bank's earnings, could be negatively impacted. No assurance can be given that the Bank's receivables will not experience significant increases in prepayment or default rates or that the Bank may not have to continue to write down the value of its servicing assets. Additionally, the Bank stratifies its capitalized servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See Summary of Significant Accounting Policies - The Bank in this report.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Delinquent Loans" for a discussion of the Bank's delinquent loan portfolio at September 30, 1998.

Allowances for Losses. It is the Bank's policy to maintain adequate allowances for estimated losses on loans and real estate. Generally, the allowances are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by Bank personnel. The Bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved. Allowances for losses on loans and real estate are based on current events or facts that may ultimately lead to future losses. In addition to reviews of individual portfolio segments, the Bank regularly reviews its overall loan portfolio consisting of performing non-classified assets and, based on such review, may establish additional allowances for losses. The Bank's actual losses may vary from management's current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Allowances for Losses."

The Bank's allowance on its consumer loans is based on a number of factors, including historical charge-off and repayment experience. The Bank's reserve methodology is based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the Bank considers various historical information relative to the origination date, borrower profiles, delinquencies and other factors. In the case of automobile loans, management also considers the value of the underlying collateral, which can be adversely impacted by the time required to liquidate the collateral as well as the age and type of the collateral, and geographic trends.

The Bank's methods for determining the allowance on loans secured by real estate vary depending on whether the loans are secured by residential homes or by other real estate. For residential mortgage loans, management analyzes the allowance by stratifying residential permanent loans on a state by state and ownership (i.e., investor or homeowner) basis. After the residential permanent portfolio has been stratified by state, historical loss ratios (as adjusted for predictable or quantifiable trends, if known) for the specific states are applied to delinquent loans. Based on this analysis, a reserve component is assigned to residential permanent loans. In the Bank's experience, this approach has resulted in timely recognition of necessary allowances, which has been generally supported by the Bank's favorable results on the ultimate disposition of the underlying collateral.

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

From fiscal 1994 through fiscal 1998, the Bank provided additional general valuation allowances, which were equal to, or exceeded, the net earnings generated by the development and sale of land in the Communities. See "Managements' Discussion and Analyses of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Allowances for Losses."

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

The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The Bank believes that its levels of general valuation allowances at September 30, 1998 comply with the guidelines.

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

Deposits. Chevy Chase currently offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Deposit programs include Super Statement Savings, Super NOW, Insured Money Fund, Checking, Simple Statement Savings, Young Savers, Certificate, and special programs for Individual Retirement and Keogh self-employed retirement accounts. At September 30, 1998, all outstanding jumbo certificates of deposit had been sold directly by the Bank to depositors, either through its branches or through its treasury management services division.

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 696 ATMs, including 219 ATMs located in grocery stores. The Bank also has the right to install ATMs in certain additional grocery stores in the greater Washington, D.C./Baltimore/Richmond area which do not currently have ATM service. These ATMs and installation rights significantly enhance the Bank's position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the regional HONOR (R) ATM network which offers over 50,000 locations nationwide. The Bank is also a member of the PLUS (R) ATM network, which offers over 457,000 locations worldwide. In addition, the Bank has a partnership agreement with a regional grocery store to provide in-store banking centers at up to 160 Baltimore and Washington area stores.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 31.2% of the Bank's deposits at September 30, 1998 were obtained from depositors residing outside of Maryland, with approximately 17.9% of the Bank's deposits being obtained from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

Deposit Analysis
(Dollars in thousands)
                                                                         September 30,
                        ------------------------------------------------------------------------------------------------------------
                                1998                  1997                   1996                 1995                 1994
                        --------------------- --------------------- --------------------- -------------------- ---------------------
                                      % of                  % of                  % of                 % of                  % of
                           Balance   Total       Balance   Total        Balance   Total      Balance   Total      Balance   Total
----------------------- ------------ -------- ------------ -------- ------------ -------- ----------- -------- ------------ --------
Demand and NOW accounts $ 1,329,839    27.2 % $ 1,120,375    22.9 %  $ 1,007,902   24.2 % $   950,118   22.8 % $   918,227    22.9 %
Money market deposit
  accounts                1,019,569    20.9       983,016    20.1      1,002,688   24.1       984,257   23.7     1,104,730    27.6
Statement savings
  accounts                  913,467    18.7       907,141    18.5        881,285   21.2       872,366   21.0     1,201,141    30.0
Jumbo certificate
  accounts                  358,913     7.3       358,737     7.3        125,847    3.0       219,304    5.3        85,110     2.1
Brokered certificate
  accounts                       --      --       315,142     6.4             --     --            --     --            --      --
Other certificate
  accounts                1,168,746    23.9     1,130,274    23.2      1,077,828   25.9     1,072,196   25.8       641,857    16.0
Other deposit
  accounts                   97,696     2.0        79,071     1.6         68,487    1.6        61,011    1.4        57,696     1.4
                        ------------ -------- ------------ -------- ------------- ------- ------------ ------- ------------ --------

     Total deposits     $ 4,888,230   100.0 % $ 4,893,756   100.0 %  $ 4,164,037  100.0 % $ 4,159,252  100.0 % $ 4,008,761   100.0 %
                        ============ ======== ============ ======== ============= ======= ============ ======= ============ ========

                                                        Average Cost of Deposits

                                                        Year Ended September 30,
                                          ---------------------------------------------------------
                                           1998                     1997                     1996
---------------------------------------------------------------------------------------------------

Demand and NOW accounts                    1.99%                    2.47%                    2.73%
Money market accounts                      3.90%                    3.90%                    3.87%
Statement savings and
   other deposit accounts                  3.02%                    3.39%                    3.38%
Certificate accounts                       5.41%                    5.29%                    5.48%


  Total deposit accounts                   3.84%                    3.95%                    4.02%
                                          =======                  =======                   ======

The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have become increasingly responsive to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. The Bank had $0 and $315.1 million of brokered deposits at September 30, 1998 and 1997, respectively. Chevy Chase began accepting brokered deposits in fiscal 1997 as a way to diversify the Bank's funding sources. The Bank does not currently place significant reliance on brokered deposits as a key source of funding. Under FDIC regulations, the Bank is permitted to accept brokered deposits as long as it meets the capital standards established for well capitalized institutions (or with FDIC approval, adequately-capitalized institutions) under the prompt corrective action regulations.

The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                                  Deposit Flows
                                             Year Ended September 30,
                                    -----------------------------------------
(In thousands)                          1998           1997          1996
------------------------------      ------------- ------------- -------------
Deposits......................      $ 24,799,407  $ 18,915,801  $ 15,312,125
Withdrawals from
  accounts....................       (24,984,251)  (18,354,989)  (15,469,909)
                                    ------------- ------------- -------------
Net cash to (from)
  accounts....................          (184,844)      560,812      (157,784)
Interest credited to
  accounts....................           179,318       168,907       162,569
                                    ------------- ------------- -------------
Net increase (decrease) in deposit
  balances....................      $     (5,526) $    729,719   $     4,785
                                    ============= ============= =============

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1998 which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits
As of September 30, 1998
(Dollars in thousands)

                       Demand, NOW
                     and Money Market           Statement         Passbook and Other         Certificate
                     Deposit Accounts       Savings Accounts        Core Accounts             Accounts                   Total
                 ----------------------- ---------------------- --------------------- ------------------------ ---------------------

Maturing During               Weighted               Weighted              Weighted                 Weighted                Weighted
  Year Ending                 Average                Average               Average                  Average                  Average
 September 30,      Amount      Rate        Amount     Rate       Amount     Rate         Amount      Rate        Amount       Rate
---------------- ------------ ---------- ----------- ---------- ---------- ---------- ------------- ---------- ------------  -------
     1999        $ 2,349,408      2.15 % $  913,467      2.41 % $  97,696      2.10 % $  1,236,272      5.20 % $ 4,596,843    3.02 %

     2000               -         -             -        -            -        -           190,466      5.94       190,466    5.94

     2001               -         -             -        -            -        -            40,076      5.46        40,076    5.46

     2002               -         -             -        -            -        -            29,257      5.79        29,257    5.79

     2003               -         -             -        -            -        -            31,588      5.77        31,588    5.77


                 ------------            -----------            ----------            -------------            ------------

     Total       $ 2,349,408      2.15 % $  913,467      2.41 % $  97,696      2.10 % $  1,527,659      5.32 % $ 4,888,230    3.19 %
                 ============            ===========            ==========            =============            ============

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1998.

Year Ending September 30,            Amount           Weighted Average Rate
--------------------------    ---------------------   ---------------------
                             (Dollars in thousands)
1999  ..................            $ 343,610              5.29%
2000  ..................               17,737              6.47%
2001  ..................                2,597              5.56%
2002  ..................                2,994              5.67%
2003  ..................                3,118              5.80%
                                  -----------              -----
  Total.................            $ 370,056              5.69%
                                  ===========              =====

The following table represents the amounts of deposits by various interest rate categories as of September 30, 1998 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates
As of September 30, 1998
(In thousands)








                                                Accounts Maturing During Year Ending September 30,
                      -------------------------------------------------------------------------------------------------------

    Interest Rate          1999              2000             2001              2002              2003              Total
------------------------------------   ---------------   --------------    --------------    --------------    --------------


Demand deposits (0%)  $     302,529    $        -        $       -         $       -         $       -         $     302,529

0.01% to 1.99%            1,024,485             -                -                 -                 -             1,024,485

2.00% to 2.99%            1,068,548             -                -                 -                 -             1,068,548

3.00% to 3.99%              640,744             -                -                 -                 -               640,744

4.00% to 4.99%              503,894            13,475            1,691               333             -               519,393

5.00% to 5.99%              993,703            90,431           38,308            15,250            26,232         1,163,924

6.00% to 7.99%               62,940            86,560               77            13,674             5,356           168,607

                      --------------   ---------------   --------------    --------------    --------------    --------------
     Total            $   4,596,843    $      190,466    $      40,076     $      29,257     $      31,588     $   4,888,230
                      ==============   ===============   ==============    ==============    ==============    ==============

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit or borrowings may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The Bank had outstanding FHLB advances of $352.0 million at September 30, 1998.

From time to time, the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities (usually mortgage-backed securities) to a dealer and agrees to buy back the same securities at a specified time (generally within seven to 90 days). The Bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $387.3 million at September 30, 1998.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

                                                     September 30,
                                               ------------------------
(Dollars in thousands)                            1998          1997
---------------------------------------------  ----------   -----------
Securities sold under repurchase agreements:
Balance at year-end........................    $ 387,305    $    2,606
Average amount outstanding during
   the year................................      302,564       483,076
Maximum amount outstanding at any
  month-end................................      806,393       946,090
Weighted average interest rate during
  the year.................................        5.68%         5.48%
Weighted average interest rate
  on year-end balances.....................        5.63%         5.35%


On November 23, 1993, the Bank sold $150 million principal amount of its 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures"). Interest on the 1993 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes. As of December 1, 1998, the 1993 Debentures are redeemable, in whole or in part, at any time at the option of the Bank.

On December 3, 1996, the Bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures"). Interest on the 1996 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1996 Debentures in the Bank's supplementary capital for regulatory capital purposes. On or after December 1, 2001, the 1996 Debentures will be redeemable, in whole or in part, at any time at the option of the Bank.

Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996 Debentures prior to their stated maturity would be subject to prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of a similar or higher quality capital instrument.

Subsidiaries

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the Bank to make conforming loans to such subsidiaries and joint ventures in an amount not to exceed 50% of the Bank's regulatory capital. At September 30, 1998, 2.0% and 3.0% of the Bank's assets was equal to $135.0 million and $202.5 million, respectively, and the Bank had $9.3 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

Real Estate Development Activities. Manor Investment Company ("Manor") was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the two remaining properties it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a subsidiary of Chevy Chase Financial Services Corporation ("CCFS"), a wholly-owned subsidiary of Chevy Chase. Chevy Chase Securities, Inc. is a licensed broker-dealer, selling securities on a retail basis to the general public, including customers and depositors of the Bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., a subsidiary of CCFS, is a licensed insurance broker offering a variety of personal line insurance programs in the property and casualty field (primarily homeowner and automobile insurance) and in the life insurance field (primarily mortgage and credit card life and disability programs) to the general public, including customers and depositors of the Bank.

Special Purpose Subsidiaries. At September 30, 1998, Chevy Chase Real Estate Corporation ("CCRC"), a subsidiary of Chevy Chase, held 100% of the common stock of 23 subsidiaries (14 of which are active) a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank's investment in the subsidiaries was $111.3 million at September 30, 1998. The Bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company ("BFSMC"). See "Lending Activities." Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending. Chevy Chase Preferred Capital Corporation was formed as an operating subsidiary to issue the REIT Preferred Stock.

On November 12, 1997, a newly formed operating subsidiary of the Bank acquired ASB Capital Management, Inc. through which the Bank offers investment, management and fiduciary services to primarily institutional customers.

CCB Holding Corporation ("CCBH") was a Delaware corporation created by the Bank as an operating subsidiary in September 1994 in connection with its credit card securitization activities. Subsequent to the sale of the Bank's credit card portfolio and related operations, CCBH was merged into the Bank on September 30, 1998.

Employees

The Bank and its subsidiaries had 3,923 full-time and 595 part-time employees at September 30, 1998. In connection with the sale of the credit card portfolio and related operations to FUSA on September 30, 1998, the Bank entered into an agreement with FUSA to lease the Bank's 1,173 credit card employees to FUSA for the quarter ending December 31, 1998, after which FUSA agreed to offer employment to all such employees.

The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The Bank offers home mortgage loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The Bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. None of the Bank's employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

Competition

Chevy Chase encounters strong competition both in attracting deposits and making real estate and other loans in its markets. The Bank's most direct competition for deposits has come from other thrifts, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient ATM locations and convenient office locations and hours to attract deposits. Competition for real estate and other loans comes principally from other thrifts, banks, mortgage banking companies, insurance companies and other institutional lenders. Chevy Chase competes for loans through interest rates, loan fees and the variety and quality of services provided to borrowers and brokers.

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

The Bank estimates that it competes principally with approximately thirteen depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The Bank also competes with such institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share (approximately 23%) of deposits in Montgomery County, Maryland, and ranked third in market share (approximately 10%) of deposits in Prince George's County, Maryland at June 30, 1997. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

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

Banking

At September 30, 1998, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland; its office facilities at 7700 Old Georgetown Road, Bethesda, Maryland, 7735 Old Georgetown Road, Bethesda, Maryland and 1101 Pennsylvania Avenue, NW, Washington, DC; and 143 full-service offices located in Maryland, Virginia and the District of Columbia. On that date, the Bank owned the building and land for 26 of its branch offices and leased its remaining 117 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive, 7735 Old Georgetown Road, 1101 Pennsylvania Avenue, NW and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from 1999 to 2019 and the ground leases have terms expiring from 2029 to 2080. The Bank also owns the building and land at 5202 President's Court, Frederick, Maryland. In connection with the sale of the credit card portfolio and related operations on September 30, 1998, the Bank entered into a lease agreement with FUSA for this facility. See Note 18 to the Consolidated Financial Statements in this report for lease expense and commitments.

As of November, 1998, the Bank has received OTS approval to open fifteen full-service branch offices. The branches, seven in Virginia, seven in Maryland and the Bank's first branch in Delaware, are scheduled to open during fiscal 1999.

The following table sets forth the location of the Bank's 143 full-service branch offices at September 30, 1998.

      1 Catoctin Circle                    14245R Centreville Square
      Leesburg, VA 22075                   Centreville, VA 20121

      8201 Greensboro Drive                1100 W. Broad Street
      McLean, VA 22102                     Falls Church, VA 22046

      234 Maple Avenue East                3941 Pickett Road
      McLean, VA 22180                     Fairfax, VA 22031

      8436 Old Keene Mill Road             1439 Chain Bridge Road
      Springfield, VA 22152                McLean, VA 22031

      75 West Lee Highway                  8120 Sudley Road
      Warrenton, VA 22186                  Manassas, VA 22110

      6367 Seven Corners Center            1100 S. Hayes Street
      Falls Church, VA 22044               Arlington, VA 22202

      11800 Sunrise Valley Drive           13344-A Franklin Farms Road
      Reston, VA 22091                     Herndon, VA 20165

      2952-H Chain Bridge Road             20970 Southbanks Street
      Oakton, VA 22124                     Sterling, VA 20165

      1201 Elden Street                    21800 Towncenter Plaza
      Herndon, VA 20170                    Sterling, VA 20164

      5613 Stone Road                      7030 Little River Turnpike
      Centreville, VA 22020                Annandale, VA 22003

      44151 Ashburn Village Way            3095 Nutley Street
      Ashburn, VA 22011                    Fairfax, VA 22031

      3690-A King Street                   4700 Lee Highway
      Alexandria, VA 22302                 Arlington, VA 22207

      6609 Springfield Mall                5851 Crossroads Center Way
      Springfield, VA 22150                Falls Church, VA 22041

      500 South Washington Street          13813 Foulger's Square
      Alexandria, VA 22314                 Woodbridge, VA 22192

      10100 Dumfries Road                  6800 Richmond Highway
      Manassas, VA 22192                   Alexandria, VA 22306

      5870 Kingstowne Boulevard            6335 Multiplex Drive
      Alexandria, VA 23210                 Centreville, VA 22022

      43761 Parkhurst Plaza                6025-A Burke Town Center Parkway
      Ashburn, VA 22011                    Burke, VA 22015

      3499 S. Jefferson Street             7935 L Tysons Corner Center
      Baileys Crossroads, VA 22041         McLean, VA 22102

      3046 Gatehouse Plaza                 11874 Spectrum Center
      Falls Church, VA 22042               Reston, VA 20190

      1621 B Crystal Square Arcade         5230-A Port Royal Road
      Arlington, VA 22202                  Springfield, VA 22151

      1100 Wilson Boulevard                8628 Richmond Highway
      Arlington, VA 22209                  Alexandria, VA 22309

      4299 Merchant Plaza                  46160 Potomac Run Plaza
      Woodbridge, VA 22192                 Sterling, VA 20190

      7500 Old Georgetown Road             11301 Rockville Pike
      Bethesda, MD 20814                   Kensington, MD 20895

      5370 Westbard Avenue                 26001 Ridge Road
      Bethesda, MD 20816                   Damascus, MD 20872

      7340 Westlake Terrace                17831 Georgia Avenue
      Bethesda, MD 20817                   Olney, MD  20832

      1327 Lamberton Drive                 11261 New Hampshire Avenue
      Silver Spring, MD  20902             Silver Spring, MD 20904

      2215 Bel Pre Road                    1609-B Rockville Pike
      Wheaton, MD  20906                   Rockville, MD 20852

      8401 Connecticut Avenue              6107 Greenbelt Road
      Chevy Chase, MD  20815               Berwyn Heights, MD  20740

      5424 Western Avenue                  4 Bureau Drive
      Chevy Chase, MD  20815               Gaithersburg, MD  20878

      13641 Connecticut Avenue             19610 Club House Road
      Wheaton, MD  20906                   Gaithersburg, MD  20879

      8315 Georgia Avenue                  812 Muddy Branch Road
      Silver Spring, MD  20910             Gaithersburg, MD  20878

      4701 Sangamore Road                  10211 River Road
      Bethesda, MD  20816                  Potomac, MD  20854

      Landover Mall                        11413 Baltimore Avenue
      Landover, MD  20785                  Laurel, MD 20707

      6200 Annapolis Road                  7290-A Cradlerock Way
      Landover Hills, MD  20784            Columbia, MD  21045

      33 West Franklin Street              1151 Maryland Route 3 North
      Hagerstown, MD  21740                Gambrills, MD  21054

      6400 Belcrest Road                   12228 Viers Mill Road
      Hyattsville, MD  20782               Silver Spring, MD  20906

      8740 Arliss Street                   317 Kentlands Boulevard
      Silver Spring, MD  20901             Gaithersburg, MD  20878

      2409 Wootton Parkway                 215 N. Washington Street
      Rockville, MD  20850                 Rockville, MD  20850

      8889 Woodyard Road                   1336 Crain Highway South
      Clinton, MD  20735                    Mitchellville, MD  20716

      1181 University Boulevard            543 Ritchie Highway
      Langley Park, MD  20783              Severna Park, MD  21146

      12921 Wisteria Drive                 4745 Dorsey Hall Drive
      Germantown, MD  20874                Ellicott City, MD  21042

      1009 West Patrick Street             1130 Smallwood Drive
      Frederick, MD  21701                 Waldorf, MD  20603

      7937 Ritchie Highway                 10800 Baltimore Avenue
      Glen Burnie, MD  21061               Beltsville, MD  20705

      19781-83 Frederick Road              1040 Largo Center Drive
      Germantown, MD  20876                Landover, MD  20785

      16827 Crabbs Branch Way              6335 Marlboro Pike
      Rockville, MD  20855                 District Heights, MD  20747

      2321-A Forest Drive                  7530 Annapolis Road
      Annapolis, MD 21401                  Lanham, MD  20784

      15460 Annapolis Road                 11241 Georgia Avenue
      Bowie, MD  20715                     Wheaton, MD  20902

      20000 Goshen Road                    13484 New Hampshire Avenue
      Gaithersburg, MD  20879              Silver Spring, MD  20904

      12097 Rockville Pike                 2401 Cleanleigh Drive
      Rockville, MD  20852                 Baltimore, MD  21234

      10159 New Hampshire Avenue           7101 Democracy Boulevard
      Hillandale, MD  20903                Bethesda, MD  20814

      6264 Central Avenue                  4825 Cordell Avenue
      Seat Pleasant, MD 20743              Bethesda, MD  20814

      7700 Old Georgetown Road             7515 Greenbelt Road
      Bethesda, MD  20814                  Greenbelt, MD  20770

      15777 Columbia Pike                  2722 N. Salisbury Boulevard
      Burtonsville, MD  20866              Salisbury, MD  21801

      18104 Town Center Drive              509 N. Frederick Avenue
      Olney, MD  20832                     Gaithersburg, MD  20877

      6197 Oxon Hill Road                  504 Ridgeville Boulevard
      Oxon Hill, MD  20745                 Mt. Airy, MD  21771

      10821 Connecticut Avenue             5823 Eastern Avenue
      Kensington, MD  20895                Chillum, MD  20782

      18006 Mateny Road                    3355 Corridor Market Place
      Germantown, MD  20874                Laurel, MD  20724

      7406 Baltimore Avenue                10400 Old Georgetown Road
      College Park, MD 20740               Bethesda, MD 20814

      980 E. Swan Creek Road               115 University Boulevard West
      Fort Washington, MD 20744            Silver Spring, MD 20901

      3828 International Drive             9707 Old Georgetown Road
      Silver Spring, MD 20906              Bethesda, MD 20814

      3400 Crain Highway                   7941 Tuckerman Lane
      Bowie, MD 20716                      Potomac, MD 20854

      2315 Randolph Road                   P.O. Box 170, Stamp Student Union
      Silver Spring, MD 20906              College, Park, MD 20742

      6020 Marshalee Drive                 5400 Corporate Drive
      Elkridge, MD 21227                   Frederick, MD 21703

      2950 Donnell Drive                   20944 Frederick Road
      Forestville, MD 20747                Germantown, MD 20876

      135 East Baltimore Street            3601 St. Barnabas Road
      Baltimore, MD 21202                  Silver Hill, MD 20746

      2807 University Boulevard West       1850 K Street, NW
      Kensington, MD 20895                 Washington, DC 20006

      4860 Massachusetts Avenue, NW        4000 Wisconsin Avenue, NW
      Washington, DC 20016                 Washington, DC  20016

      210 Michigan Avenue, NE              1717 Pennsylvania Avenue, NW
      Washington, DC  20017                Washington, DC 20006

      4455 Connecticut Avenue, NW          925 15th Street, NW
      Washington, DC  20008                Washington, DC 20005

      2831 Alabama Avenue, SE              1299 Pennsylvania Avenue, N.W.
      Washington, DC  20020                Washington, DC 20006

      1800 M Street, NW                    5714 Connecticut Avenue, N.W.
      Washington, DC  20036                Washington, DC 20015

      1545 Wisconsin Avenue, NW
      Washington, DC  20007

At September 30, 1998, the net book value of the Bank's office facilities (including leasehold improvements) was $149.4 million. See Note 17 to the Consolidated Financial Statements in this report.

During fiscal 1998, the Bank entered into an agreement to lease approximately
3.5 acres of land located at 7501 Wisconsin Avenue, Bethesda, Maryland, on which the Bank intends to develop and occupy an office building to use as its new corporate headquarters. At September 30, 1998, the Bank had invested $5.5 million related to this facility.

The Bank owns additional assets, including furniture and data processing equipment. At September 30, 1998, these other assets had a net book value of $131.0 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Such leases have month-to-month or year-to-year terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest (the "Common Shares"). At December 4, 1998, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on the Common Shares during the past two fiscal years. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

=================================================================================================================================

                                                                                    Year Ended September 30
                                                               ------------------------------------------------------------------

(In thousands, except per share amounts and other data)            1998         1997         1996         1995          1994
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                           $ 98,592     $ 84,569     $ 76,839      $ 77,285     $ 66,044
Operating expenses                                                  118,636      108,601      104,321       109,971      102,087
Equity in earnings (losses) of partnership investments                1,918        4,150        3,374         3,681        1,738
Gain (loss) on sales of property                                       (331)         895          (68)        1,664           --
                                                               ------------------------------------------------------------------
Real estate operating loss                                          (18,457)     (18,987)     (24,176)      (27,341)     (34,305)
                                                               ------------------------------------------------------------------

Banking:
Interest income                                                     435,807      452,376      388,196       365,439      334,544
Interest expense                                                    238,410      239,815      188,836       189,114      165,544
                                                               ------------------------------------------------------------------
Net interest income                                                 197,397      212,561      199,360       176,325      169,000
Provision for loan losses                                          (150,829)    (125,115)    (115,740)      (54,979)     (29,222)
                                                               ------------------------------------------------------------------
Net interest income after provision for loan losses                  46,568       87,446       82,620       121,346      139,778
                                                               ------------------------------------------------------------------
Other income:
Servicing and securitization income                                 233,271      305,192      284,964       195,744       30,516
Credit card fees                                                     53,881       57,381       30,765         9,855       69,878
Deposit servicing fees                                               51,997       41,893       29,900        24,442       20,347
Gain (loss) on sales of trading securities, net                         982        1,203        1,158          (600)       1,695
Net unrealized holding losses on trading securities                  (1,258)        --           --            --           --
Gain (loss) on real estate held for investment or sale, net         (16,539)     (18,688)     (24,413)       (5,549)         835
Gain on sales of loans, net                                         290,434        1,527        1,732         1,289       20,980
Other                                                                27,831       22,573       19,713         7,320       15,718
                                                               ------------------------------------------------------------------
Total other income                                                  641,857      411,081      343,819       232,501      159,969
                                                               ------------------------------------------------------------------
Operating expenses                                                  504,018      418,346      381,328       298,164      246,560
                                                               ------------------------------------------------------------------
Banking operating income                                            184,407       80,181       46,111        55,683       53,187
                                                               ------------------------------------------------------------------

Total Company:
Operating income                                                    165,950       61,194       21,935        28,342       18,882
Provision for income taxes                                           42,869       12,810        8,301         2,021        7,025
                                                               ------------------------------------------------------------------
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                               123,081       48,384       13,634        26,321       11,857
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes               (9,601)          --           --            --      (11,315)
                                                               ------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle and minority interest                      113,480       48,384       13,634        26,321          542
Cumulative effect of change in accounting principle                      --           --           --            --       36,260
                                                               ------------------------------------------------------------------
Income before minority interest                                     113,480       48,384       13,634        26,321       36,802
Minority interest held by affiliates                                (22,043)      (6,848)      (3,962)       (5,721)      (3,963)
Minority interest -- other                                          (25,313)     (22,676)      (9,750)       (9,750)      (9,750)
                                                               ------------------------------------------------------------------
Total company net income (loss)                                    $ 66,124     $ 18,860        $ (78)     $ 10,850     $ 23,089
                                                               ==================================================================

Net income (loss) available to common shareholders                 $ 60,706     $ 13,442     $ (5,498)      $ 5,430     $ 17,669

Net income (loss) per common share:
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                               $ 24.38       $ 8.90       $ 1.70        $ 4.33       $ 1.33
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                (1.99)          --           --            --        (2.34)
                                                               ------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle and minority interest                        22.39         8.90         1.70          4.33        (1.01)
Cumulative effect of change in accounting principle                      --           --           --            --         7.51
                                                               ------------------------------------------------------------------
Income before minority interest                                       22.39         8.90         1.70          4.33         6.50
Minority interest held by affiliates                                  (4.57)       (1.42)       (0.82)        (1.19)       (0.82)
Minority interest -- other                                            (5.24)       (4.70)       (2.02)        (2.02)       (2.02)
                                                               ------------------------------------------------------------------
Total company net income (loss)                                     $ 12.58       $ 2.78      $ (1.14)       $ 1.12       $ 3.66
                                                               ==================================================================

---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

SELECTED FINANCIAL DATA
(Continued)
=================================================================================================================================

                                                                                    Year Ended September 30
                                                               ------------------------------------------------------------------

(In thousands, except per share amounts and other data)            1998         1997         1996         1995          1994
---------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Assets:
Real estate assets                                                $ 323,432    $ 300,573    $ 294,503     $ 313,412    $ 327,739
    Income-producing properties, net                                183,879      156,535      156,115       163,787      159,529
    Land parcels                                                     40,110       42,160       41,580        38,458       38,455
Banking assets                                                    6,721,149    6,057,413    5,693,074     4,911,536    4,666,298
Total company assets                                              7,044,581    6,357,986    5,987,577     5,224,948    4,994,037

Liabilities:
Real estate liabilities                                             636,036      590,910      578,092       555,814      558,109
    Mortgage notes payable                                          198,874      180,204      173,345       184,502      185,730
    Notes payable - secured                                         200,000      175,000      177,500       175,500      175,000
    Notes payable - unsecured                                        50,335       46,633       42,367        41,057       40,288
Banking liabilities                                               6,141,636    5,582,167    5,388,444     4,619,451    4,413,832
Minority interest held by affiliates                                 72,242       51,388       46,065        43,556       35,632
Minority interest - other                                           218,306      218,306       74,307        74,307       74,307
Total company liabilities                                         7,068,220    6,442,771    6,086,908     5,293,128    5,081,880

Shareholders' deficit                                               (23,639)     (84,785)     (99,331)      (68,180)     (87,843)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                                    $ 14,738      $ 6,911      $ 9,782       $ 4,324    $ (10,859)
    Banking                                                       2,211,589    2,368,287    1,747,887     2,088,022    2,213,876
                                                               ------------------------------------------------------------------
Total Company                                                     2,226,327    2,375,198    1,757,669     2,092,346    2,203,017
                                                               ------------------------------------------------------------------

Net cash flows used in investing activities:
    Real estate                                                     (45,115)     (11,664)      (4,907)      (17,143)     (29,118)
    Banking                                                      (2,202,225)  (2,276,165)  (2,567,763)   (2,261,803)  (1,772,895)
                                                               ------------------------------------------------------------------
Total Company                                                    (2,247,340)  (2,287,829)  (2,572,670)   (2,278,946)  (1,802,013)
                                                               ------------------------------------------------------------------

Net cash flows provided by (used in) financing activities:
    Real estate                                                      26,079        7,485       (6,714)         (271)      75,723
    Banking                                                         555,201      293,344      727,019       160,966     (260,094)
                                                               ------------------------------------------------------------------
Total Company                                                       581,280      300,829      720,305       160,695     (184,371)
                                                               ------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                560,267      388,198      (94,696)      (25,905)     216,633
---------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                     12           10            9            10            9
    Number of guest rooms                                             2,772        2,370        2,261         2,608        2,415
    Average occupancy                                                   68%          70%          68%           67%          62%
    Average room rate                                                $81.01       $72.21       $68.79        $60.82       $57.57
Office properties:
    Number of properties                                                  7            8            8             9            9
    Leasable area (square feet)                                   1,270,087    1,308,000    1,308,000     1,368,000    1,363,000
    Leasing percentages                                                100%          99%          93%           84%          93%
Land parcels:
    Number of parcels                                                    10           10            9            10           10
    Total acreage                                                       434          439          446           433          433

---------------------------------------------------------------------------------------------------------------------------------

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

Financial Condition

Real Estate

The Real Estate Trust's investment portfolio at September 30, 1998 consisted primarily of hotels, office and industrial projects, and land parcels. See "Business - Real Estate - Real Estate Investments." In the first quarter of fiscal 1998, the Real Estate Trust purchased a 308-room Holiday Inn in Arlington, Virginia.

Office space in the Real Estate Trust's office property portfolio was 100% leased at September 30, 1998, compared to a leasing rate of 99% at September 30, 1997. At September 30, 1998, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.3 million square feet, of which 259,000 square feet (20.4%) and 209,000 square feet (16.5%) are subject to leases whose terms expire in fiscal 1999 and fiscal 2000, respectively.

Overall, the hotel portfolio experienced an average occupancy rate of 68% and average room rate of $81.01 during the year ended September 30, 1998. For the nine hotels owned by the Real Estate Trust throughout fiscal 1998 and fiscal 1997, the average occupancy rates were 69% and 70%, respectively, and the average room rates were $79.31 and $72.58, respectively. Three of these hotels registered improved occupancies and eight registered higher average room rates in the current fiscal year.

Banking

General. The Bank recorded operating income of $184.4 million during fiscal 1998, compared to operating income of $80.2 million during fiscal 1997. The increase in income for fiscal 1998 was primarily attributable to a $230.8 million increase in other (non-interest) income, largely attributable to the sale of the Bank's credit card portfolio, which was partially offset by an $85.7 million increase in operating (non-interest) expenses and a $25.7 million increase in the provision for loan losses. See "Results of Operations."

Gain on sales of loans of $290.4 million, representing an increase of $288.9 million over fiscal 1997, was a large component of the Bank's non-interest income during the current year and resulted primarily from the sale of the Bank's credit card portfolio and related operations on September 30, 1998. The credit card portfolio included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and MasterCard credit card accounts. The Bank recognized a net gain of $288.3 million on this sale. See Note 8 to the Consolidated Financial Statements in this report.

Servicing and securitization income decreased $71.9 million (or 23.6%) during fiscal 1998 and resulted from increases in the amortization of and unrealized losses on interest-only strips. The Bank recognized net unrealized losses on interest-only strips of $42.9 million during fiscal 1998 compared to net unrealized gains of $7.0 million during fiscal 1997. In addition, amortization of $99.0 million on interest-only strips related to prior gains on sales of loans was recorded in fiscal 1998 compared to $24.8 million in fiscal 1997. Offsetting these amounts were gains on the securitization and sale of loan receivables. During fiscal 1998, the Bank securitized and sold $1.9 billion of receivables, of which $1.0 billion, $298.8 million, $534.7 million and $45.9 million, related to securitizations and sales of credit card, home equity, automobile and home loan receivables, respectively, and recognized gains of $81.6 million, $19.7 million, $23.1 million and $3.4 million, respectively, on these transactions. In addition, the Bank securitized and sold $36.0 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's credit card securitizations. See Notes to the Consolidated Financial Statements in this report. See "Liquidity."

Real estate owned, net of valuation allowances, declined 27.9% during fiscal 1998 to $65.4 million at September 30, 1998, from $90.7 million at September 30, 1997. This reduction was primarily due to sales in the Communities and other properties and additional valuation allowances. See "REO."

At September 30, 1998, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 7.93%, 12.93% and 20.70%, respectively. The Bank's capital ratios exceeded the requirements under FIRREA as well as the standards established for well-capitalized institutions under the prompt corrective action regulations issued pursuant to FDICIA. See "Capital."

On November 12, 1997 the Bank purchased ASB Capital Management, Inc. ("ASB"), a wholly-owned subsidiary of NationsBank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the Bank provides a variety of investment products and fiduciary services to a primarily institutional customer base.

During fiscal 1998, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $650 per share. Subsequent to September 30, 1998, the Bank declared, out of the retained earnings of the Bank, cash dividends on its Common Stock in the amount of $2,300 per share. Of this amount, $2,100 per share was paid in December 1998, and the remaining $200 per share is payable in January 1999.

The Bank's assets are subject to review and classification by the OTS upon examination. The Bank has been notified that the OTS will begin its annual safety and soundness examination in December 1998.

The sale of the credit card portfolio has improved the Bank's regulatory capital ratios and the overall credit quality of the Bank's loan portfolio. In addition, the Bank anticipates additional long-term savings on overhead expenses as a result of the sale. However, the credit card program has historically been a major source of earnings for the Bank. Although the Bank believes it will be able to operate profitably by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs, achieving acceptable levels of profitability may take some period of time as the Bank restructures its operations.

Asset Quality. Non-Performing Assets. The Bank's level of non-performing assets continued to decline during fiscal 1998. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                                             September 30,
                                                                    ----------------------------------------------------------------
                                                                         1998        1997         1996         1995          1994
                                                                    ------------ ------------ ------------ ------------ ------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                     $     8,106  $     9,617  $     8,200  $     8,593  $     8,306
    Commercial real estate and multifamily                                   --           --           --          194           --
                                                                    ------------ ------------ ------------ ------------ ------------
      Total non-accrual real estate loans                                 8,106        9,617        8,200        8,787        8,306
    Credit card  (1) (2)                                                     --           --       25,350       18,569       16,229
    Consumer                                                              4,501        4,226        1,239          595          498
                                                                    ------------ ------------ ------------ ------------ ------------
      Total non-accrual loans (3)                                        12,607       13,843       34,789       27,951       25,033
                                                                    ------------ ------------ ------------ ------------ ------------

  Non-accrual real estate held for investment (3)                            --           --           --           --        8,915
                                                                    ------------ ------------ ------------ ------------ ------------

  Real estate acquired in settlement of loans                           218,972      231,407      246,380      354,277      387,024
  Allowance for losses on real estate acquired in settlement
    of loans                                                           (153,564)    (140,738)    (126,519)    (135,043)    (109,074)
                                                                    ------------ ------------ ------------ ------------ ------------
    Real estate acquired in settlement of loans, net                     65,408       90,669      119,861      219,234      277,950
                                                                    ------------ ------------ ------------ ------------ ------------

      Total non-performing assets                                        78,015      104,512      154,650      247,185      311,898

  Accruing credit card loans past due 90 days (1) (4)                        --       25,700           --           --           --

                                                                    ------------ ------------ ------------ ------------ ------------
Total non-performing assets and accruing credit card loans
  past due 90 days                                                  $    78,015  $   130,212  $   154,650  $   247,185  $   311,898
                                                                    ============ ============ ============ ============ ============

Allowance for losses on loans                                       $    60,157  $   105,679  $    95,523  $    60,496  $    50,205
Allowance for losses on real estate held for investment                     202          198          191          193        9,899
Allowance for losses on real estate acquired in settlement of loans     153,564      140,738      126,519      135,043      109,074
                                                                    ------------ ------------ ------------ ------------ ------------

  Total allowances for losses                                       $   213,923  $   246,615  $   222,233  $   195,732  $   169,178
                                                                    ============ ============ ============ ============ ============











------------------------------------------------------------------------------------------------------------------------------------
(1) The Bank sold its credit card portfolio and related operations on September
30, 1998.

(2) Effective June 30, 1997, the Bank stopped placing credit card loans on non-accrual status.

(3)  Before deduction of allowances for losses.

(4) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of non-performing.

Non-Performing Assets (Continued)

                                                                                           September 30,
                                                                 -------------------------------------------------------------------
                                                                       1998         1997          1996          1995         1994
                                                                 -------------------------------------------------------------------
Ratios:

  Non-performing assets and accruing credit card loans past
    due 90 days, net to total assets (1)                               0.26%         0.40%         1.03%         3.77%        5.35%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (2)                                            204.18%        99.81%       134.44%       123.82%      169.58%

  Allowance for losses on consumer loans to
    non-accrual consumer and other loans (2)                         758.08%       148.37%       370.86%       542.18%      217.87%

  Allowance for losses on loans to non-accrual loans (2)             477.17%       763.41%       274.58%       216.44%      200.56%

  Allowance for losses on loans to total loans receivable (3)          2.17%         4.14%         2.81%         2.05%        1.97%

------------------------------------------------------------------------------------------------------------------------------------
(1) Non-performing assets is presented after all allowances for losses on loans and real estate held for investment or sale.

(2) Before deduction of allowances for losses.

(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets include non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely), non-accrual real estate held for investment ("non-accrual REI"), and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure.

Prior to the sale of its credit card portfolio and related operations and effective June 30, 1997, the Bank conformed its reporting practices for credit card loans to those of most credit card issuers and excluded credit card loans from non-accrual loans and non-performing assets. Credit card loans were not placed on non-accrual status, but continued to accrue interest until the loan was either paid-off or charged-off.

Non-performing assets totaled $78.0 million, after valuation allowances on REO of $153.6 million, at September 30, 1998, compared to $104.5 million, after valuation allowances on REO of $140.7 million, at September 30, 1997. In addition to the valuation allowances on REO, the Bank maintained $4.6 million and $1.4 million of valuation allowances on its non- accrual loans at September 30, 1998, and September 30, 1997, respectively. The $26.5 million decrease in non-performing assets was comprised of a net decrease in REO of $25.3 million and a decrease in non-accrual loans of $1.2 million.

Non-accrual Loans. The Bank's non-accrual loans totaled $12.6 million at September 30, 1998, compared to $13.8 million at September 30, 1997. At September 30, 1998, non- accrual loans consisted primarily of $8.1 million of non-accrual real estate loans and $4.5 million of non-accrual consumer and other loans.

REO. At September 30, 1998, the Bank's REO totaled $65.4 million, after valuation allowances on such assets of $153.6 million as set forth in the following table.

                                 Balance Before    All    Balance After
                          # of      Valuation   Valuation   Valuation    Percent
(Dollars in thousands) Properties  Allowances  Allowances  Allowances   of Total
---------------------- ---------- ----------- ----------- ------------- --------
Communities...........      5       $199,406    $144,642     $54,764      83.7%
Residential ground....      3          6,494       3,122       3,372       5.2%
Commercial ground.....      3         10,045       5,800       4,245       6.5%
Single-family
    residential
    properties........     19          3,027        -          3,027       4.6%
                           --      --------- ------------ ------------- --------

  Total REO...........     30       $218,972    $153,564     $65,408     100.0%
                           ==      ========= ============ ============= ========

During fiscal 1998, REO decreased $25.3 million, which was attributable to $12.5 million of sales in the Communities and other residential properties, partially offset by additional capitalized costs, and $12.8 million of additional valuation allowances.

During fiscal 1998, the Bank received revenues of $32.5 million from dispositions of 422 residential lots or units in the Communities ($21.6 million), approximately 75 acres of commercial land in two of the Communities and four commercial ground properties ($6.1 million) and various single-family residential properties ($4.8 million).

At September 30, 1998, the Bank had an executed contract to sell one residential ground property at its book value of $1.3 million at that date. The Bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the Bank's assets. The Bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, D.C. metropolitan area.

The principal component of REO consists of the five Communities, four of which are under active development. At September 30, 1998, two of the active Communities had 1,883 remaining residential lots, of which 927 lots (49.2%) were under contract and pending settlement. Four of the active Communities had approximately 249 remaining acres of land designated for commercial use, of which one acre (0.4%) was under contract and pending settlement. In addition, at September 30, 1998, the Bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

In addition to the four active Communities, REO includes a fifth Community, consisting of approximately 2,000 acres, in Loudoun County, Virginia, which is in the pre-development stage and was to be developed into approximately 6,200 residential units. At September 30, 1998, this property had a book value of $4.7 million, after valuation allowances.

The Bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. During fiscal 1998, the Bank capitalized interest in the amount of $2.0 million relating to its four active Communities.

The Bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible. The Bank does not anticipate any significant increases in non-performing and potential problem assets.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 1998 and 1997, none of the Bank's assets were deemed by management to be potential problem assets.

Delinquent Loans. At September 30, 1998, delinquent loans totaled $20.7 million (or 0.7% of loans) compared to $84.6 million (or 3.5% of loans) at September 30, 1997. The following table sets forth information regarding the Bank's delinquent loans at September 30, 1998.

                                    Principal Balance
                          -----------------------------------    Total as a
                           Mortgage   Non-Mortgage               Percentage
(Dollars in thousands)       Loans        Loans       Total      of Loans (1)
------------------------- ----------- ------------  ---------   --------------
Loans delinquent for:
30-59 days...............  $ 3,486     $ 11,777      $ 15,263          0.5%
60-89 days...............    1,582        3,866         5,448          0.2%
                           -------     --------      --------          ----
 Total...................  $ 5,068     $ 15,643      $ 20,711          0.7%
                           =======     ========      ========          ====

--------------------------
(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity credit line loans. Total delinquent mortgage loans decreased to $5.1 million at September 30, 1998, from $8.5 million at September 30, 1997.

Non-mortgage loans delinquent 30-89 days decreased to $15.6 million at September 30, 1998 from $50.4 million at September 30, 1997, and decreased as a percentage of total non-mortgage loans outstanding to 2.5% at September 30, 1998 from 3.4% at September 30, 1997. The decreased percentage of delinquent non-mortgage loans to total non-mortgage loans outstanding resulted primarily from the sale of the Bank's credit card portfolio on September 30, 1998.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. In aggregate, troubled debt restructurings totaled $11.8 million and $11.9 million at September 30, 1998 and 1997, respectively.

At September 30, 1998, loans accounted for as troubled debt restructurings included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The $0.1 million decrease in loans accounted for as troubled debt restructurings from September 30, 1997, was a result of net principal reductions. At September 30, 1998, the Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At September 30, 1998 and 1997, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                      Year Ended September 30,
                                                   ----------------------------------------------------------------
                                                        1998          1997         1996         1995        1994
                                                   ------------  ------------  -----------  -----------  ----------

Balance at beginning of year                       $   105,679   $    95,523   $   60,496   $   50,205   $  68,040
                                                   ------------  ------------  -----------  -----------  ----------

Provision for loan losses                              150,829       125,115      115,740       54,979      29,222
                                                   ------------  ------------  -----------  -----------  ----------

Increase due to acquisition of loans                        --           118           --           --          --
                                                   ------------  ------------  -----------  -----------  ----------

Reduction due to sale of credit card portfolio         (87,609)           --           --           --          --
                                                   ------------  ------------  -----------  -----------  ----------

Charge-offs:
  Single family residential and home equity             (1,629)       (1,014)        (867)      (1,174)     (1,641)
  Commercial real estate and multifamily                    --            --           --           --        (112)
  Real estate construction and ground                       --            --           --       (1,768)     (2,474)
  Credit card                                         (108,289)     (115,835)     (84,805)     (50,172)    (55,754)
  Consumer                                             (12,734)       (9,657)      (6,375)      (3,463)     (1,058)
                                                   ------------  ------------  -----------  -----------  ----------
      Total charge-offs                               (122,652)     (126,506)     (92,047)     (56,577)    (61,039)
                                                   ------------  ------------  -----------  -----------  ----------

Recoveries:
  Single family residential and home equity                 49            34           32           20          --
  Credit card                                           12,732        10,365       10,720       11,219      13,525
  Consumer                                               1,129         1,030          582          650         457
                                                   ------------  ------------  -----------  -----------  ----------
      Total recoveries                                  13,910        11,429       11,334       11,889      13,982
                                                   ------------  ------------  -----------  -----------  ----------

Charge-offs,  net of recoveries                       (108,742)     (115,077)     (80,713)     (44,688)    (47,057)
                                                   ------------  ------------  -----------  -----------  ----------

Balance at end of year                             $    60,157   $   105,679   $   95,523   $   60,496   $  50,205
                                                   ============  ============  ===========  ===========  ==========

Provision for loan losses to average loans  (1)          5.43%         3.50%        3.94%        1.85%       1.08%
Net loan charge-offs to average loans (1)                3.92%         3.22%        2.75%        1.51%       1.74%
Ending allowance for losses on loans to total
  loans (1) (2)                                          2.17%         4.14%        2.81%        2.05%       1.97%

-------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization.
(2) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                                    September 30,
                   -----------------------------------------------------------------------------------------------------------------
                         1998                    1997                   1996                    1995                   1994
                   --------------------   ---------------------   --------------------   --------------------   --------------------

                               Percent                 Percent                Percent                Percent                Percent
                               of                      of                     of                     of                     of
                               Loans to                Loans to               Loans to               Loans to               Loans to
                               Total                   Total                  Total                  Total                  Total
                    Amount     Loans        Amount     Loans        Amount    Loans        Amount    Loans        Amount    Loans
                   ----------  --------   -----------  --------   ----------  --------   ----------  --------   ----------  --------

Balance at end
  of year allocated
  to:

Single family
  residential      $   1,822   65.7 %     $      661    33.2 %    $     925    47.2 %    $     929   47.3 %     $   1,384   53.7 %

Home equity              676    4.9              683     3.7            446     0.9            164    1.0             133    1.4

Commercial real
  estate and
  multifamily         10,828    2.7            7,705     2.1          8,398     2.3          8,523    2.9           8,506    3.3

Real estate
  construction
  and ground           3,225    3.9              550     2.2          1,255     1.9          1,264    1.1           4,062    2.1

Commercial             3,623    6.3              364     3.9            223     1.7             65    0.5             505    0.2

Credit card               --     --           89,446    42.3         79,681    33.0         46,325   34.4          34,530   25.5

Automobile            29,044   12.9            3,080     9.0          3,965     9.0          3,226    8.1           1,085   11.4

Home improvement
  and related loans    3,403    2.4            2,415     2.2            229     2.9             --    3.8              --    1.5

Overdraft lines
  of credit and
  other consumer       1,674    1.2              775     1.4            401     1.1             --    0.9              --    0.9

Unallocated            5,862     --               --      --             --      --             --     --              --     --
                   ----------             -----------             ----------             ----------             ----------

    Total          $  60,157              $  105,679              $  95,523              $  60,496              $  50,205
                   ==========             ===========             ==========             ==========             ==========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)

                                                                Year Ended September 30,
                                          ----------------------------------------------------------------------
                                             1998           1997           1996          1995           1994
                                          -----------    -----------    -----------   -----------    -----------

Balance at beginning of year:
  Real estate held for investment         $      198     $      191     $      193    $    9,899     $   10,182
  Real estate held for sale                  140,738        126,519        135,043       109,074        101,462
                                          -----------    -----------    -----------   -----------    -----------
    Total                                    140,936        126,710        135,236       118,973        111,644
                                          -----------    -----------    -----------   -----------    -----------

Provision for real estate losses:
  Real estate held for investment                  4              7             (2)       (6,974)          (283)
  Real estate held for sale                   18,856         19,616         26,343        33,295         14,335
                                          -----------    -----------    -----------   -----------    -----------
    Total                                     18,860         19,623         26,341        26,321         14,052
                                          -----------    -----------    -----------   -----------    -----------

Charge-offs:
  Real estate held for investment:
    Ground                                        --             --             --        (2,732)            --
                                          -----------    -----------    -----------   -----------    -----------

  Real estate held for sale:
    Commercial real estate and multifamily        --             --             --            --         (5,812)
    Real estate construction                      --             --             --        (4,396)          (911)
    Ground                                    (6,030)        (5,397)       (34,867)       (2,930)            --
                                          -----------    -----------    -----------   -----------    -----------
      Total                                   (6,030)        (5,397)       (34,867)       (7,326)        (6,723)
                                          -----------    -----------    -----------   -----------    -----------

    Total charge-offs on real estate
       held for investment or sale            (6,030)        (5,397)       (34,867)      (10,058)        (6,723)
                                          -----------    -----------    -----------   -----------    -----------

Balance at end of year:
  Real estate held for investment                202            198            191           193          9,899
  Real estate held for sale                  153,564        140,738        126,519       135,043        109,074
                                          -----------    -----------    -----------   -----------    -----------
    Total                                 $  153,766     $  140,936     $  126,710    $  135,236     $  118,973
                                          ===========    ===========    ===========   ===========    ===========

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                                                      September 30,
                                          ----------------------------------------------------------------------
                                             1998           1997           1996          1995           1994
                                          -----------    -----------    -----------   -----------    -----------

Allowance for losses on real estate held
 for investment:
  Commercial real estate and multifamily  $       --     $       --     $       --    $       --     $    7,793
  Ground                                          --             --             --            --          1,975
  Other                                          202            198            191           193            131
                                          -----------    -----------    -----------   -----------    -----------
     Total                                       202            198            191           193          9,899
                                          -----------    -----------    -----------   -----------    -----------


Allowance for losses on real estate held
 for sale:
 Single family residential and home equity        --             --            120           186             70
 Commercial real estate and multifamily           --             --             --            --            142
 Real estate construction                         --             --             --            --          3,158
 Ground                                      153,564        140,738        126,399       134,857        105,704
                                          -----------    -----------    -----------   -----------    -----------
     Total                                   153,564        140,738        126,519       135,043        109,074
                                          -----------    -----------    -----------   -----------    -----------

     Total allowance for losses on real
       estate held for investment or sale $  153,766     $  140,936     $  126,710    $  135,236     $  118,973
                                          ===========    ===========    ===========   ===========    ===========

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank's total valuation allowances for losses on loans and real estate held for investment or sale decreased by $32.7 million from the level at September 30, 1997, to $213.9 million at September 30, 1998. The $32.7 million decrease was primarily attributable to an $87.6 million reduction in allowances due to the sale of the Bank's credit card portfolio on September 30, 1998. Offsetting this reduction were increased valuation allowances on consumer loans and the Communities.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $170.3 million at September 30, 1998, which constituted 75.0% of total non-performing real estate assets, before valuation allowances. This amount represented a $19.8 million increase from the September 30, 1997 level of $150.5 million, or 62.5% of total non-performing real estate assets, before valuation allowances at that date.

During fiscal 1998, the Bank provided an additional $4.2 million of general valuation allowances pursuant to its policy of providing additional general valuation allowances which were equal to, or exceeded, the amount of the net earnings generated by the development and sale of land in the Communities.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September 30, 1998 is in addition to approximately $48.6 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at September 30, 1998.

The Bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans. As a result of such updated appraisals, the Bank could be required to increase its valuation allowances.

Net charge-offs of credit card loans for fiscal 1998 were $95.6 million, compared to $105.5 million for fiscal 1997. The decrease in net charge-offs reflected management's implementation of more stringent underwriting and other lending policies designed to reduce such losses. The allowance at any balance sheet date related only to receivable balances that existed as of that date. Because of the nature of a revolving credit card account, the cardholder may have entered into transactions (such as retail purchases and cash advances) subsequent to a balance sheet date which increased the outstanding balance of the account. Accordingly, charge-offs in any fiscal period related both to balances and conditions or events that existed at the beginning of the period and to balances created during the period, and may therefore have exceeded the levels of valuation allowances established at the beginning of the fiscal period.

The allowance for losses on consumer loans (automobile, home improvement, overdraft lines of credit and other consumer loans) increased to $34.1 million at September 30, 1998 from $6.3 million at September 30, 1997. Management increased the allowance for losses on automobile loans from $3.1 million (or 1.3% of outstanding loans) to $29.0 million (8.1%) primarily because of adverse trends in delinquencies and losses in the subprime segment of the automobile loan portfolio and an increase in the size of this portfolio. Losses in this portfolio increased from $3.2 million (or 3.7% of average loans) in fiscal 1997 to $7.0 million (or 5.0% of average loans) in fiscal 1998. However, the amount of loans in the Bank's portfolio has increased from $116.6 million at September 30, 1997, to $236.5 million at September 30, 1998 and, on a six month lagged basis, the annualized loss rate for the September quarter was 9.76%. Management believes that this lagged loss rate is a better indication of losses inherent in this portfolio because the portfolio contains a higher proportion of new loans as a result of its recent growth and losses are generally not experienced on automobile loans until the loans are five to seven months seasoned. Although management has taken steps in recent months to mitigate losses in this portfolio, including expansion of collection efforts and adjustment of underwriting criteria, losses are not expected to show improvement until the second half of fiscal 1999. Accordingly, based on recent experience, management increased the allowance for losses at September 30, 1998.

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

The Bank's assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability (including maturity, repricing frequency and interest caps) a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed asset sensitive and will tend to experience increased income and market value during periods of rising interest rates and declining income and value during periods of falling interest rates. Conversely, if the Bank's liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is termed liability sensitive and will tend to experience decreased income and market value during periods of rising interest rates and increased income and value during periods of falling interest rates.

The Bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its loan portfolio. To achieve this strategy, the Bank emphasized the origination and retention of a mix of both adjustable-rate and fixed-rate loan products. In addition to adjustable-rate mortgages and adjustable-rate home equity credit line loans, fixed-rate mortgage loans were originated and retained in the Bank's portfolio during fiscal 1998 to a significantly larger degree than in prior years. At September 30, 1998, adjustable-rate loans accounted for 36.0% of total loans compared to 79.5% in fiscal 1997.

Declining interest rates throughout 1998 contributed to an increased demand for fixed-rate loan products. Due to this rising demand, the Bank increased its volume of fixed-rate mortgage originations as adjustable-rate loan demand fell. The Bank continuously monitors its sensitivity to changes in market interest rates and attempts to minimize the impact of interest-rate changes to net income. The Bank's policy is generally to sell, or have the ability to sell, some portion of its long-term fixed-rate mortgage production in order to reduce its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity gap, which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. Gap analysis is a tool used by management to evaluate interest-rate risk which results from the difference between repricing and maturity characteristics of the Bank's assets and those of the liabilities that fund them. By analyzing these differences, management can attempt to estimate how changes in interest rates affect the Bank's future net interest income.

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

The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1998, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                   More than      More than        More than
                                                   Six Months      One Year       Three Years
                                     Six Months     through        through         through       More than
                                      or Less       One Year      Three Years     Five Years     Five Years      Total
                                  -------------  -------------  -------------  -------------   -----------   ------------
As of September 30, 1998 real
 estate loans:
  Adjustable-rate                 $    401,081   $    326,382   $     21,576   $        231    $       --    $   749,270
  Fixed-rate                            48,532         46,130        174,593        141,643       762,744      1,173,642
  Home equity credit lines
    and second mortgages               148,049          1,952          6,868          5,617        22,224        184,710
Commercial                             124,165          6,404         21,793         15,109         6,241        173,712
Consumer and other                      66,588         50,812        122,747         59,070        13,563        312,780
Loans held for sale                     56,287             --             --             --            --         56,287
Loans held for securitization
  and sale                             125,000             --             --             --            --        125,000
Mortgage-backed securities             621,933        326,273        707,332        134,102       236,177      2,025,817
Trading securities                      11,319             --             --             --            --         11,319
Other investments                    1,055,904             --         43,999             --            --      1,099,903
                                  -------------  -------------  -------------  -------------   -----------   ------------

  Total interest-earning assets      2,658,858        757,953      1,098,908        355,772      1,040,949     5,912,440
Total non-interest earning assets           --             --             --             --       837,953        837,953
                                  -------------  -------------  -------------  -------------   -----------   ------------

  Total assets                    $  2,658,858   $    757,953   $  1,098,908   $    355,772    $ 1,878,902   $ 6,750,393
                                  =============  =============  =============  =============   ===========   ============

Deposits:
  Fixed maturity deposits         $    948,564   $    287,708   $    230,542   $     60,846    $       --    $ 1,527,660
  NOW, statement and passbook
    accounts                         1,537,898         43,800        145,882         99,291       211,600      2,038,471
  Money market deposit accounts      1,019,570             --             --             --            --      1,019,570
Borrowings:
  Capital notes - subordinated              --             --             --             --       250,000        250,000
  Other                                792,771          2,887          9,189         13,695        25,669        844,211
                                  -------------  -------------  -------------  -------------   -----------   ------------
  Total interest-bearing
    liabilities                      4,298,803        334,395        385,613        173,832       487,269      5,679,912
Total non-interest bearing
  liabilities                               --             --             --             --       605,724        605,724
Stockholders' equity                        --             --             --             --       464,757        464,757
                                  -------------  -------------  -------------  -------------   -----------   ------------
  Total liabilities &
    stockholders' equity          $  4,298,803   $    334,395   $    385,613   $    173,832    $ 1,557,750   $ 6,750,393
                                  =============  =============  =============  =============   ===========   ============

Gap                               $ (1,639,945)  $    423,558   $    713,295   $    181,940    $  553,680
Cumulative gap                    $ (1,639,945)  $ (1,216,387)  $   (503,092)  $   (321,152)   $  232,528
Adjustment for interest rate
  caps (1)                        $    200,926   $    100,000   $         --   $         --    $       --
Adjusted cumulative gap           $ (1,439,019)  $ (1,116,387)  $   (503,092)  $   (321,152)   $  232,528
Adjusted cumulative gap as a
  percentage of total assets             (21.3)%        (16.5)%         (7.5)%         (4.8)%         3.4 %

(1) At September 30, 1998, the Bank had $205,556 notional amount of interest rate caps. The adjustments reflect the average notional amount outstanding for each period until the last cap expires June 30, 1999.

The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 16.6% at September 30, 1998, compared to 4.5% at September 30, 1997. The decline in the Bank's one-year gap was primarily attributable to an increase in fixed-rate mortgage loans during fiscal 1998 which were funded primarily by short-term borrowings.

During fiscal 1995, the Bank purchased a series of interest rate caps designed to limit its exposure to rising short-term interest rates during a four-year period which began July 1, 1995 and will end June 30, 1999. The Bank's Interest Rate Sensitivity Table reflects the reduction in risk provided by these caps. The initial level of the protection was a notional principal amount of $600 million, and such protection declined to $205.6 million at September 30, 1998, and will decline to $200 million by March 31, 1999. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate ("LIBOR") exceeds 7.00% on certain predetermined dates, the Bank is entitled to receive compensatory payments from the cap provider, which is a counterparty receiving the highest investment rating from Standard & Poor's Corporation. Such payments would be equal to the product of
(a) the amount by which one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party.

During fiscal 1997, an additional interest rate cap agreement with a notional amount of $5.6 million and $72.2 million at September 30, 1998 and 1997, respectively, was transferred and assigned to the Bank at the termination of one of the Bank's credit card securitization transactions. This interest rate cap agreement terminated October 15, 1998.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13 ("TB 13"). Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value ("NPV") to parallel changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements to rates in 100 basis point increments. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 1998, calculated in a manner consistent with the requirements of TB 13.

                                           Change In
                             ---------------------------------------
Change in Interest Rates        Net Interest         Net Portolio
     (Basis Points)               Income(1)             Value(2)
------------------------     ------------------    -----------------
                                     (Dollars in thousands)
                             Percent   Amount      Percent   Amount
                             ------- ----------    ------- ---------
            + 200            (11.2)% $ (25,767)    (11.0)% $(102,239)
            + 100             (5.0)% $ (11,567)     (2.7)% $ (25,576)
            - 100             12.1 % $  27,859       7.3 % $  68,007
            - 200             20.3 % $  46,799      12.0 % $ 112,045
-------------------------------------------------------------------------------
(1) Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

(2) Represents the difference between net portfolio value (NPV) of the Bank's equity in a stable interest rate environment and the NPV in the various rate scenarios. The OTS defines NPV as the present value of expected net cash flows from existing assets minus the present value of expected existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

At September 30, 1998, the Bank would not have been required to maintain additional amounts of risk-based capital had the interest-rate risk component of the OTS capital regulations been in effect. See "Business - Regulation Regulatory Capital."

In December 1998, the Office of Thrift Supervision released Management of Interest Rate Risk, Investment Securities, and Derivatives Analysis ("TB13a") to replace prior thrift bulletins concerned with the measurement of interest rate risk. The Bank currently measures interest-rate risk and the effect of changes in interest rates on both net interest income and market value on a regular basis. TB13a requires the Bank to modify its existing interest-rate risk analyses to include a new measure, Net Portfolio Value Ratio, and to measure the sensitivity of this ratio through interest rate shock scenarios. The Bank is currently in the process of reviewing TB13a and incorporating this new measurement into its regular analyses; however, based on a preliminary review of TB13a and its impact to the Bank's measurement of interest rate sensitivity, management believes its impact will be minimal.

Nevertheless, the sale of the Bank's credit card portfolio and current market conditions are likely to result in a higher proportion of the Bank's assets being comprised of assets with longer durations and greater sensitivity to market interest rates than credit card loans. Accordingly, management expects to consider steps it can take during fiscal 1999 to reduce to some degree the Bank's exposure to increases in market interest rates based on the change in composition of the Bank's loan portfolio.

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

Deferred Tax Asset. At September 30, 1998, the Bank recorded a net deferred tax asset of $81.6 million, which generally represents the cumulative excess of the Bank's actual income tax liability over its income tax expense for financial reporting purposes. See Note 26 to the Consolidated Financial Statements in this report.

Tax Sharing Payments. During fiscal 1998, after receiving OTS approval, the Bank made tax sharing payments totaling $5.6 million to the Trust. Subsequent to September 30, 1998, the Bank made a tax sharing payment of $6.6 million to the Trust. See Note 32 to the Consolidated Financial Statements in this report.

Capital. At September 30, 1998, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for well capitalized institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at September 30, 1998, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                    Minimum                  Excess
                                                          Actual              Capital Requirement           Capital
                                                 ------------------------   ----------------------  -----------------------
                                                                 As a %                   As a %                   As a %
                                                    Amount      of Assets      Amount    of Assets     Amount     of Assets
                                                 -----------    ---------   -----------  ---------  -----------   ---------
Stockholders' equity per financial statements    $  464,757
  Minority interest in REIT Subsidiary (1)          144,000
  Net unrealized holding gains (2)                      (58)
                                                 -----------
                                                    608,699

Adjustments for tangible and core capital:
  Intangible assets                                 (63,144)
  Non-allowable minority interest in
    REIT Subsidiary (1)                             (11,433)
  Non-includable subsidiaries  (3)                   (3,852)

                                                 -----------
     Total tangible capital                         530,270        7.93%    $  100,253      1.50%   $  430,017       6.43%
                                                 -----------    =========   ===========  =========  ===========   =========

     Total core capital (4)                         530,270        7.93%    $  267,342      4.00%   $  262,928       3.93%
                                                 -----------    =========   ===========  =========  ===========   =========

     Tier 1 risk-based capital (4)                  530,270       12.93%    $  172,572      4.00%   $  357,698       8.93%
                                                 -----------    =========   ===========  =========  ===========   =========

Adjustments for total risk-based capital:
  Subordinated capital debentures                   250,000
  Allowance for general loan losses                  53,036
                                                 -----------
     Total supplementary capital                    303,036
                                                 -----------
     Total available capital                        833,306
  Equity investments (3)                            (11,133)
                                                 -----------
     Total risk-based capital (4)                $  822,173       20.70%    $  345,143      8.00%   $  477,030      12.70%
                                                 ===========    =========   ===========  =========  ===========   =========


(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.

(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.

(3) Reflects an aggregate offset of $0.8 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The following table sets forth the Bank's REO at September 30, 1998, after valuation allowances of $153.6 million, by the fiscal year in which the property was acquired through foreclosure.

             Fiscal Year                       (In thousands)
      -------------------------------          --------------
      1990(1)(2).....................                $ 19,023
      1991(2)........................                  36,619
      1992(2)........................                     100
      1993...........................                    -
      1994...........................                     732
      1995...........................                   5,907
      1996...........................                    -
      1997...........................                    -
      1998.........................                     3,027
                                               --------------
        Total REO....................                $ 65,408
                                               ==============

(1) Includes REO with an aggregate net book value of $11.1 million, which the Bank treats as equity investments for regulatory capital purposes.

(2) Includes REO, with an aggregate net book value of $44.6 million, for which the Bank received an extension of the holding periods through February 17, 1999.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage (or core capital) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1998, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 7.93%, 12.93% and 20.70%, respectively, which exceeded the ratios established for well capitalized institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

Failure to obtain the REO extensions discussed above could adversely affect the Bank's regulatory capital ratios. The Bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the Bank's local markets. Adverse general economic conditions or a renewed downturn in local real estate markets could require further additions to the Bank's allowances for losses and further charge-offs. Any such developments would adversely affect the Bank's earnings and thus its regulatory capital levels.

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

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1999 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the Tax Sharing Agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and (in the case of tax sharing payments), the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes. See also the discussion of potential limitations on the payment of dividends by the Bank contained in "Business - Banking - Regulation Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS (see "Banking - Regulation - Regulatory Capital") should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During fiscal 1998, the Bank made tax sharing payments totalling $5.6 million and dividend payments totalling $5.2 million to the Real Estate Trust.

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

Through September 30, 1998, the Real Estate Trust has purchased either in the open market or through dividend reinvestment 2,091,176 shares of common stock of Saul Centers (representing 16.4% of such company's outstanding common stock). As of September 30, 1998, the market value of these unpledged shares was approximately $35.5 million.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"). See Note 4 to the Consolidated Financial Statements in this report. In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares (80%) of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $8.4 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $4.3 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five- year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1998 for fiscal years commencing October 1, 1998 is set forth in the following table:

                      Debt Maturity Schedule
                          (In thousands)
--------------------------------------------------------------------
                             Notes          Notes
  Fiscal       Mortgage      Payable-       Payable-
   Year         Notes        Secured        Unsecured       Total
--------------------------------------------------------------------
   1999        $10,055         $   --        $16,149       $ 26,204
   2000         10,193             --          8,893         19,086
   2001         12,618             --          5,916         18,534
   2002         14,367             --          5,284         19,651
   2003         12,663             --          9,046         21,709
Thereafter     138,978        200,000          5,047        344,025
              ---------     ----------      ---------     ----------
  Total       $198,874       $200,000        $50,335       $449,209
              =========     ==========      =========     ==========
--------------------------------------------------------------------

Of the $198.9 million of mortgage debt outstanding at September 30, 1998, $169.8 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 1998, the Real Estate Trust received total cash distributions of $5.6 million from Saul Holdings Partnership. Beginning in April 1998 the Real Estate Trust has reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings.

Development and Capital Expenditures

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland ("Avenel Phase IV"). The Real Estate Trust financed the project with a construction/permanent loan. The project was substantially completed in January 1998 and was offered to Saul Holdings in accordance with the Real Estate Trust's obligations under the Right of First Refusal Agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings. Accordingly, as of April 1, 1998, Saul Holdings insured 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of Avenel Phase IV and the assumption of the loan.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two year and one year periods, respectively. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near the Washington National Airport and the Real Estate Trust's Howard Johnson Hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $52.5 million. The new loans have a 15 year term, a fixed interest rate of 7.57%, and amortization based on a 25 year schedule.

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

     TownePlace Suites by Marriott containing 91 units to be located on a 2 acre site owned by the Trust in Avenel Business Park in Gaithersburg, Maryland. Opening is scheduled for mid-April 1999.

     TownePlace Suites by Marriott containing 91 units to be located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for mid-July 1999.

     SpringHill Suites by Marriott containing 146-units to be located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for mid-July 1999.

     TownePlace Suites by Marriott containing 95-units to be located on a 3 acre site owned by the Real Estate Trust in Ft. Lauderdale Commerce Center, Ft. Lauderdale, Florida. Opening is scheduled for mid-August 1999.

The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square floor single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $6.6 million with bank financing of $6.5 million for a five-year term and a two-year extension option. Completion is expected in early fiscal 1999. A lease for approximately 25% of the space has been signed.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia. The present 308-room Crystal City Holiday Inn will be converted into a Holiday Inn Crown Plaza, while the present 279-room Howard Johnsons will be converted into a Holiday Inn. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, will also be renovated. The incremental costs for the two conversions will be funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in range of $6.5 to $8.0 million per year for the next several fiscal years.

Year 2000 Statement - Pursuant to The Year 2000  Information  And
Readiness Disclosure Act

The Real Estate Trust has reviewed all its financial and accounting systems for the purpose of assessing the impact of Year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be Year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software had already been modified or will be modified by December 1998 to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. At present, only one area of property management, apartments, has software which requires replacement to meet Year 2000 compliance, and that replacement is scheduled to be completed by May 1999. The Real Estate Trust had no information, which would suggest that its financial systems would not continue to function effectively after the turn of the century.

Using the Building Owners and Manager Association's guidelines to identify building systems and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or the vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 2000 compliant. We are presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information, which would suggest that any system would not continue to function effectively the after turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication (as defined in The Year 2000 Information and Readiness Disclosure Act) of Year 2000 statements or disclosures made by others.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonably likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenants's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and development contingency plans as appropriate. The Real Estate Trust estimates that its incremental costs to meet year 2000 compliance is less that $250,000.

Banking

The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations in effect at September 30, 1998 was 4.0%. The Bank's liquidity ratio for the quarter ended September 30, 1998 was 10.4%, compared to 11.1% for the month ended September 30, 1997. The Bank met the liquidity level requirements for each quarter of fiscal 1998. Effective November 24, 1997, the OTS reduced the minimum liquidity requirement to 4% from 5% and changed the reporting requirement to quarterly instead of monthly. See
"Business - Regulation - Liquidity Requirements."

The Bank's primary sources of funds historically have consisted of (i) principal and interest payments on loans and mortgage-backed securities, (ii) savings deposits, (iii) sales of loans and trading securities (iv) securitizations and sales of loans and (v) borrowed funds (including funds borrowed from the FHLB of Atlanta). The Bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1998, the Bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $103.7 million, $44.0 million and $2.0 billion, respectively. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.9 billion at September 30, 1998, after market-value and other adjustments.

Chevy Chase has accessed the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including credit card, home equity, home loan and automobile loan receivables, as well as single-family residential loans, because such securitizations provide the Bank with a source of financing at competitive rates and assist the Bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the Bank has securitized approximately $13.0 billion of credit card, home equity, automobile and home loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 1998, the Bank serviced $417.9 million, $1.1 billion and $204.5 million of securitized home equity, automobile and home loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income has been adversely affected in recent periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools.

The Bank's securitization transactions transfer the risk of repayment on securitized assets to a trust which holds the receivables and issues the asset-backed certificates and ultimately the risk of repayment is transferred to the holders of those certificates. The Bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust (such as a "seller certificate"). In its securitizations, the Bank typically retains a limited amount of recourse through one or more means, most often, through the establishment of "spread accounts." Occasionally other structures, such as overcollateralization of receivables or subordinated asset-backed securities, are used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interest in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the Bank.

Pursuant to OTS's "low level recourse rule" (which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained), the Bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a "pay out event" is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the Bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained (including amounts outstanding in the spread accounts and the amount of any overcollateralization of receivables or subordinated interest), which, as noted above, constitute a dollar-for-dollar capital requirement for the Bank. The Bank also retains risk through the Bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates (unless and to the extent recourse is retained through an express subordination) and are on-balance sheet assets against which the Bank must maintain capital.

In recent periods, the proceeds from the securitization and sale of credit card, home equity, automobile and home loan receivables have been significant sources of liquidity for the Bank. The Bank securitized and sold $1.0 billion of credit card receivables, $534.7 million of automobile loan receivables, $298.8 million of home equity receivables and $45.9 million of home loan receivables during fiscal 1998. Additionally, during fiscal 1998, the Bank securitized and sold $36.0 million of amounts on deposit in certain spread accounts established in connection with certain of the Bank's credit card securitizations. At September 30, 1998, the Bank was considering the securitization and sale of approximately $200.0 million of automobile loan receivables, including $125.0 million of receivables outstanding at September 30, 1998 and $75.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending March 31, 1999.

In connection with the sale of the Bank's credit card portfolio and related operations, the Bank transferred all of its rights, interests, liabilities and obligations (including recourse obligations) relating to its credit card securitizations to FUSA.

As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. However, management expects to rely less on securitizations as a source of liquidity in fiscal 1999 because, among other things, changes in the composition of the Bank's loan portfolio following the sale of its credit card business as well as changes in market and other conditions have made other sources of liquidity such as Federal Home Loan Bank advances relatively more attractive sources of funding.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal 1998, the Bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $24.8 billion, repay borrowings of $19.9 billion, fund existing and continuing loan commitments (including real estate held for investment or sale) of $3.5 billion, purchase investments and loans of $1.7 billion and meet operating expenses, before depreciation and amortization, of $464.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $24.8 billion, proceeds from borrowings of $20.4 billion, proceeds from sales of loans, trading securities and real estate of $3.7 billion, and principal and interest collected on investments, loans, and securities of $1.8 billion.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $110.2 million and $12.5 million, respectively, at September 30, 1998, and $117.7 million and $8.0 million, respectively, at September 30, 1997. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $11.3 million and $7.9 million at September 30, 1998 and 1997, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At September 30, 1998, recourse to the Bank under these arrangements was $6.5 million, consisting of restricted cash accounts amounting to $2.6 million and overcollateralization of receivables of $3.9 million.

The Bank's commitments to extend credit at September 30, 1998 are set forth in the following table:

                                                      (In thousands)
                                                      --------------

      Commitments to originate loans.................. $   266,067
                                                       -------------

      Loans in process (collateralized loans):........
        Home equity...................................     582,280
        Real estate construction and ground...........     100,868
        Commercial real estate and multifamily........       1,713
        Commercial....................................      69,780
                                                       -------------
                                                           754,641
                                                       -------------
       Loans in process (unsecured loans):
        Overdraft lines...............................      88,665
        Commercial....................................      35,560
                                                       -------------
                                                           124,225
                                                       -------------
        Total commitments to extend credit............  $1,144,933
                                                       =============

The sale of the credit card portfolio substantially reduced the Bank's level of commitments to extend credit at September 30, 1998. Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 58.6% of commitments to extend credit at September 30, 1998.

At September 30, 1998, repayments of borrowed money scheduled to occur during the next 12 months were $795.7 million. Certificates of deposit maturing during the next 12 months amounted to $1.2 billion, of which a substantial portion is expected to remain with the Bank.

There were no material commitments for capital expenditures at September 30, 1998. During fiscal 1998, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank intends to develop and occupy an office building to use as its new corporate headquarters. Construction on this project is scheduled to begin in June 1999.

The Bank's liquidity requirements in years subsequent to fiscal 1998 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

YEAR 2000 ISSUES

The "Year 2000 problem" is caused by deficiencies in computer systems that are designed to assume that the first two digits of a particular year are always "19" and therefore these systems may have difficulty accurately processing transactions using dates later than December 31, 1999. These deficiencies, if not properly identified and remediated, could lead to internal and industry-wide malfunctions and cause substantial business disruptions.

Under the direction of the Bank's management, the Bank has launched a corporate-wide Year 2000 program (the "Program") to prepare its internal computer systems, applications and infrastructure to correctly process dates up through and after December 31, 1999, and to mitigate external risks to the Bank. The Program is supported by a working group that organizes and conducts specific Year 2000 projects, including projects dealing with the Bank's facilities, counterparties and critical vendors and service providers.

The Program, which is based on the Federal Financial Institutions Examination Council's guidelines, consists of five components relating to mission-critical technology:

     1.   The awareness phase, which raised internal awareness of the Program;

     2. The inventory/assessment phase, during which the Bank completed a corporate-wide inventory of information technology ("IT") and non-IT applications, identified key relationships with outside parties and developed plans and target dates for the Program;

     3. The renovation/replacement phase, in which the Bank identified components in need of replacement or repair and made hardware and software upgrades, code enhancements, system replacements and other changes;

     4. The validation phase, in which the Bank conducted tests of system-wide applications and evaluated user acceptance; and

     5. The implementation phase, in which the Bank is converting its systems to year 2000-tested applications and products.

The awareness, assessment, renovation and validation phases have been completed and the implementation phase is substantially complete.

The Bank is working to mitigate external risks through a variety of projects. The Bank has assessed, and will continue to assess, the Year 2000 readiness of key counterparties and of customers. In addition, the Bank has assessed the Year 2000 readiness of critical vendors and service providers, including telecommunications, hardware and software, office equipment and financial services providers.

The Bank is developing contingency plans to address problems which may be created by external parties who may not be Year 2000 compliant. As part of this effort, the Bank is assessing significant services provided by third parties to determine the extent to which the Bank may be affected by inadequate Year 2000 preparedness. The Bank plans to identify significant Year 2000 risks, assess the probability of their occurrence and take necessary actions to mitigate those risks by developing contingency plans in response to those risks.

The Bank does not expect to incur a material loss as a result of the Year 2000 problem. However, because the Bank ultimately has no control over the remediation of systems of third parties with whom the Bank has relationships, there can be no assurance that the Bank's Program, including its contingency plans, will fully mitigate the effects of third-party failures.

The Bank expects to invest $14.6 million towards the Year 2000 program, excluding the cost of its own staff, of which $2.3 million was charged to expense in fiscal 1998 and $6.4 million and $1.0 million will be charged to expense in fiscal 1999 and fiscal 2000, respectively. Remaining amounts, which are related to equipment purchases, will be amortized to expense over the estimated useful lives of the equipment. The Bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

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

Fiscal  1998 Compared to Fiscal  1997

Real Estate

The Real Estate Trust recorded loss before depreciation and amortization of debt expense of $6.9 million and an operating loss of $18.5 million for fiscal 1998, compared to a loss before depreciation and amortization of debt expense of $7.8 million and an operating loss of $19.0 million for fiscal 1997. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties and higher other income, reduced by increased corporate expenses, a reduction in equity in earnings of unconsolidated entities, and a loss on the sale of a property in fiscal 1998 as compared to a gain in fiscal 1997.

Income after direct operating expenses from hotel properties increased $4,967,000 (23.7%) in fiscal 1998 over the level achieved in fiscal 1997. $2,208,000 (11.0%) of this increase reflected improved results from nine hotels owned throughout both fiscal years, and $2,759,000 reflected results from acquisition properties. The increase in total revenue of $11,960,000 (20.1%) exceeded the increase of $6,993,000 (18.2%) in direct operating expenses. For the nine hotels owned throughout both fiscal years, the increase in total revenue was $4,677,000 (8.1%) and the increase in direct operating expenses was $2,469,000 (6.6%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates at eight of the nine hotels. Average occupancy percentages declined slightly from those of the previous year.

Income after direct operating expenses from office and industrial properties increased $1,921,000 (14.4%) in fiscal 1998 compared to such income in fiscal 1997. Gross income increased $1,786,000 (8.5%) in fiscal 1998, while expenses decreased $135,000 (1.7%) due to refunds of property taxes. The improvement in gross income was due to higher rents obtained upon releasing space.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, increased $277,000 (6.9%) in fiscal 1998 due to higher interest income.

Land parcels and other expense decreased $76,000 (4.5%) in fiscal 1998 as the result of lower real estate taxes and the disposition of a property in the current year.

Interest expense increased $2,290,000 (5.7%) in fiscal 1998, primarily because of the higher level of borrowings in the current period. The average balance of outstanding borrowings increased to $433.2 million for fiscal 1998 from $400.3 million for the prior year. The increase in average borrowings occurred as a result of a new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002, new mortgage loan financings and sales of new Unsecured Notes in excess of maturing Notes. The average cost of borrowings was 10.05% in fiscal 1998 and 10.30% in fiscal 1997.

Amortization of debt expense decreased $292,000 (44.0%) in fiscal 1998, primarily due to lower costs experienced in the new Senior Secured Note financing and in the renewal of lines of credit.

Depreciation increased $627,000 (5.9%) in fiscal 1998 as a result of the addition of two new income-producing properties as well as new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $747,000 (9.3%) in fiscal 1998. The advisory fee in fiscal 1998 was $317,000 per month compared to $311,000 per month for fiscal 1997, which resulted in an aggregate increase of $75,000 (2.0%). Management and leasing fees were higher by $672,000 (15.8%) in fiscal 1998 as a result of increased gross income on which fees are based.

General and administrative expense decreased $119,000 (9.4%) in fiscal 1998 as a result of lower legal and insurance costs.

Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1998, the Real Estate Trust recorded earnings of $1,918,000 from such investments compared to earnings of $4,150,000 in the prior year. The reduction of earnings in fiscal 1998 was due to the sales of interest rate protection agreements and the write-off of unamortized costs in excess of sales proceeds received and the write-off of unamortized loan costs when a portion of the loan portfolio was refinanced.

Loss on sale of property in fiscal 1998 reflected the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland. Gain on sale of property in fiscal 1997 represents the gain on the sale of a purchase-leaseback investment located in Casper, Wyoming and the gain on the condemnation of a portion of a land parcel located in Atlanta, Georgia.

Banking

The Bank's operating results historically have depended primarily on its net interest spread, which is the difference between the rates of interest earned on its loans and securities and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, servicing and securitization income from credit card, home equity, automobile and home loan receivables have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the Bank's principal expenses are operating expenses.

On September 30, 1998, the Bank sold its credit card portfolio and related operations to First USA Bank, N.A. The credit card portfolio included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and MasterCard credit card accounts. Although the credit card program has historically been a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy will be a gradual process and the Bank's short term profitability may be adversely affected to the extent the immediate loss of earnings from the credit card program can not be offset by corresponding reductions in operating expenses.

Overview. The Bank recorded operating income of $184.4 million for the year ended September 30, 1998 ("fiscal 1998"), compared to operating income of $80.2 million for the year ended September 30, 1997 ("fiscal 1997"). The increase in income for fiscal 1998 was primarily attributable to a $230.8 million increase in other (non-interest) income resulting primarily from a $288.3 million gain on sale of the Bank's credit card portfolio and related operations on September 30, 1998. Offsetting this amount was an $85.7 million (or 20.5%) increase in operating (non-interest) expenses caused primarily by increased salaries and employee benefits and loan expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $15.2 million (or 7.1%) during fiscal 1998. The Bank would have recorded interest income of $2.3 million in fiscal 1998 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.4 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                             Year Ended September 30,
                                             ---------------------------------------------------------------------------------------
                               September 30,             1998                          1997                          1996
                                            ----------------------------- ----------------------------- ----------------------------
                                  1998        Average             Yield/    Average             Yield/    Average             Yield/
                               Yield/Rate     Balances  Interest  Rate      Balances  Interest  Rate      Balances  Interest  Rate
                               ------------ ----------------------------- ----------------------------- ----------------------------
Assets:
 Interest-earning assets:
 Loans receivable, net (1)           8.88 % $ 2,775,884 $299,701  10.80 % $ 3,578,600 $360,780  10.08 % $ 2,940,158 $317,902  10.81%
 Mortgage-backed securities          5.92     1,990,123  113,441   5.70     1,204,839   72,209   5.99       834,198   50,955   6.11
 Federal funds sold and
   securities purchased
   under agreements to resell        5.67      140,004     7,892   5.64       128,268    7,066   5.51       185,794   10,195   5.49
 Trading securities                  8.74       25,159     2,005   7.97        15,436    1,530   9.91        13,477      953   7.07
 Investment securities               5.56       37,866     2,138   5.65         8,346      481   5.76         6,033      315   5.22
 Other interest-earning assets       5.67      196,646    10,765   5.47       196,444   10,248   5.22       164,783    7,931   4.81
                                              --------- ---------           --------- --------            --------- --------
   Total                             7.27     5,165,682  435,942   8.44     5,131,933  452,314   8.81     4,144,443  388,251   9.37
                               -----------              --------- ------              --------  ------              --------  -----

 Non-interest earning assets:
 Cash                                           217,929                       191,626                       161,925
 Real estate held for
   investment or sale                            86,348                       115,948                       161,092
 Property and equipment, net                    284,358                       245,879                       193,898
 Cost in excess of net
   assets acquired, net                          55,496                        38,630                        42,648
 Other assets                                   608,957                       399,190                       248,676
                                            -----------                   -----------                   -----------
   Total assets                             $ 6,418,770                   $ 6,123,206                   $ 4,952,682
                                            ===========                   ===========                   ===========

Liabilities and stockholders'
   equity:
 Interest-bearing liabilities:
 Deposit accounts:
   Demand deposits                   1.32   $   998,256   19,877   1.99   $   890,204   21,977   2.47   $   846,796   23,137   2.73
   Savings deposits                  2.38     1,017,755   30,727   3.02       975,264   33,106   3.39       944,211   31,936   3.38
   Time deposits                     5.32     1,663,772   89,958   5.41     1,420,613   75,180   5.29     1,261,685   69,179   5.48
   Money market deposits             3.62       994,590   38,756   3.90       992,066   38,644   3.90       990,392   38,317   3.87
                                            ----------- ---------         ----------- --------          ----------- --------
   Total deposits                    3.40     4,674,373  179,318   3.84     4,278,147  168,907   3.95     4,043,084  162,569   4.02
 Borrowings                          6.43       888,473   59,092   6.65     1,134,754   70,908   6.25       369,831   26,267   7.10
                                            ----------- ---------         ----------- --------          ----------- --------
   Total liabilities                 3.98     5,562,846  238,410   4.29     5,412,901  239,815   4.43     4,412,915  188,836   4.28
                               -----------              --------- -------             --------  ------              --------  ------
 Non interest-bearing items:
 Non-interest bearing
   deposits                                     266,711                       196,620                       149,158
 Other liabilities                               79,655                        53,037                        51,338
 Minority interest                              144,000                       119,376                          --
 Stockholders' equity                           365,558                       341,272                       339,271
                                            -----------                   -----------                    ----------
   Total liabilities and
     stockholders' equity                   $ 6,418,770                    $6,123,206                    $4,952,682
                                            ===========                   ===========                    ==========

Net interest income                                     $197,532                      $212,499                      $199,415
                                                        =========                     ========                      ========
Net interest spread (2)                                            4.15 %                        4.38 %                        5.09%
                                                                  =======                       =======                       ======
Net yield on interest-
  earning assets (3)                                               3.82 %                        4.14 %                        4.81%
                                                                  =======                       =======                       ======
Interest-earning assets
  to interest-bearing
  liabilities                                                     92.86 %                       94.81 %                       93.92%
                                                                  =======                       =======                       ======

(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($3,078), ($8,329), and ($7,980) of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1998, 1997 and 1996.

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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                                        Year Ended September 30, 1998            Year Ended September 30, 1997
                                                                 Compared to                              Compared to
                                                        Year Ended September 30, 1997            Year Ended September 30, 1996
                                                             Increase (Decrease)                      Increase (Decrease)
                                                            Due to Change in (1)                     Due to Change in (1)
                                                      ----------------------------------       ----------------------------------
                                                                                 Total                                    Total
                                                        Volume       Rate       Change           Volume       Rate       Change
                                                      ---------   ----------  ----------       ----------   ---------   ---------

Interest income:
  Loans (2)                                           $(85,412)  $   24,333   $ (61,079)       $  65,450    $(22,572)   $ 42,878
  Mortgage-backed securities                            44,886       (3,654)     41,232           22,272      (1,018)     21,254
  Federal funds sold and securities
    purchased under agreements  to resell                  657          169         826           (3,166)         37      (3,129)
  Trading securities                                       819         (344)        475              153         424         577
  Investment securities                                  1,666           (9)      1,657              131          35         166
  Other interest-earning assets                             11          506         517            1,605         712       2,317
                                                      ---------   ----------  ----------       ----------   ---------   ---------
      Total interest income                            (37,373 )     21,001     (16,372)          86,445     (22,382)     64,063
                                                      ---------   ----------  ----------       ----------   ---------   ---------


Interest expense:
  Deposit accounts                                      15,240       (4,829)     10,411            9,233      (2,895)      6,338
  Borrowings                                           (16,136)       4,320     (11,816)          48,142      (3,501)     44,641
                                                      ---------   ----------  ----------       ----------   ---------   ---------
      Total interest expense                              (896)        (509)     (1,405)          57,375      (6,396)     50,979
                                                      ---------   ----------  ----------       ----------   ---------   ---------



Increase (decrease) in net interest income            $(36,477)   $  21,510   $ (14,967)       $  29,070    $(15,986)   $ 13,084
                                                      =========   ==========  ==========       ==========   =========   =========

---------------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)  Includes loans held for sale and/or securitization.

Interest income in fiscal 1998 decreased $16.4 million (or 3.6%) from the level in fiscal 1997 as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and lower average yields on mortgage-backed securities.

The Bank's net yield on interest-earning assets decreased to 3.82% in fiscal 1998 from 4.14% in fiscal 1997. The decrease in the net yield primarily reflected lower yields resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as higher average balances of deposits. The increase in average deposits was primarily due to brokered time deposits accepted in fiscal 1997 which matured during fiscal 1998. Average demand deposits also increased during fiscal 1998 as a result of the continued expansion of the Bank's branch network. The Bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

Interest income on loans, the largest category of interest-earning assets, decreased by $61.3 million (or 17.0%) from fiscal 1997 primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the Bank's single-family residential loans, which decreased $654.3 million (or 37.1%), resulted primarily from the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities (which the Bank retained for its own portfolio) in September 1997, March 1998, and June 1998, respectively. The decrease was primarily responsible for a $34.5 million (or 29.4%) decrease in interest income from single-family residential loans. Average balances of home improvement and related loans decreased $41.8 million, largely because of securitization activity during fiscal 1998. Securitizations of credit card loans and automobile loans were the primary reasons for the $122.3 million and $35.6 million decline (or 10.5% and 14.4%), respectively, in average balances of credit card loans and automobile loans.

The average yield on the loan portfolio in fiscal 1998 increased 71 basis points (to 10.79% from 10.08%) from the average yield in fiscal 1997. Contributing to the higher net yield was an increase in the average yield on automobile loans which was largely responsible for a $6.4 million increase in interest income from such loans. In addition, an increase in the average yield on single-family residential loans (from 6.65% to 7.47%) resulted from the September 1997, March 1998, and June 1998 exchange of single-family residential loans for mortgage-backed securities discussed above. Prior to the exchange, these loans had a weighted average interest rate of 6.89%, 6.99%, and 6.84%, respectively. Offsetting these amounts was a decrease in the average yield on credit card loans, which, when coupled with the decreased average balance on such loans, resulted in a $29.7 million decline in interest income from such loans for fiscal 1998. During fiscal 1998, the Bank continued to reprice its credit card portfolio as a result of ongoing competitive pressures in the credit card industry.

Interest income on mortgage-backed securities increased $41.2 million (or 57.1%) primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 period reflected the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans for mortgage-backed securities in September 1997, March 1998 and June 1998, respectively. The positive effect of the higher average balances was partially offset by a decline in the average interest rates on these securities from 5.99% to 5.70%.

Interest expense decreased $1.4 million (or 0.6%) for fiscal 1998 primarily because of a $179.8 million decline in the average balances of repurchase agreement transactions and a $111.0 million decline in the average balances of Federal Home Loan Bank advances which resulted in an $11.8 million decrease in interest expense on borrowings during fiscal 1998. Excess funds generated from securitization activity during the year and additional deposits facilitated the paydown of such borrowings.

The decrease in interest expense on borrowings was offset by an increase of $10.4 million (or 6.2%) in interest expense on deposits, resulting from an increase in average deposit balances of $396.2 million (or 9.3%), which was partially offset by a decrease in the average rates on deposits (to 3.84% from 3.95%).

Provision for Loan Losses. The Bank's provision for loan losses increased to $150.8 million in fiscal 1998 from $125.1 million in fiscal 1997. The $25.7 million increase was primarily due to a $32.2 million increase in the provision for losses on consumer and other loans. The increase in the provision for loan losses was primarily due to adverse trends in delinquencies and losses in the subprime segment of the automobile portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income increased to $641.9 million in fiscal 1998 period from $411.1 million in fiscal 1997. The $230.8 million increase in such income was primarily attributable to an increase in gain on sales of loans which included the $288.3 million gain on the sale of the Bank's credit card portfolio and related operations on September 30, 1998. Also contributing to the increase in other income was a $10.1 million increase in deposit servicing fees. Partially offsetting these increases was a $71.9 million decrease in servicing and securitization income.

Servicing and securitization income decreased $71.9 million to $233.3 million from $305.2 million, primarily due to increases in the amortization of and unrealized losses on interest-only strips. The Bank recognized net unrealized losses on its automobile, home equity and home loan interest-only strips of $42.9 million during fiscal 1998 compared to net unrealized gains on the valuation of the Bank's credit card interest-only strips of $7.0 million during 1997. In addition, amortization of $99.0 million on interest-only strips related to prior gains on sales of loans was recorded in fiscal 1998 compared to $24.8 million in fiscal 1997. Offsetting these amounts were gains of $81.6 million, $23.1 million, $19.7 million and $3.4 million recognized on the securitization and sale of credit card loans, automobile loans, home equity and home loan receivables, respectively.

The $2.1 million (or 11.5%) decrease in loss on real estate held for investment or sale was primarily attributable to an increase of $1.5 million in the gain recorded on sales of the Bank's real estate held for sale coupled with a $0.8 million decrease in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $10.1 million (or 24.1%) during fiscal 1998 primarily due to an increase in fees generated through the Bank's ATM network in addition to increases in other deposit servicing fees resulting from the expansion of the Bank's branch network.

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $53.9 million in fiscal 1998 from $57.4 million in fiscal 1997. The $3.5 million (or 6.1%) decrease was primarily attributable to an $8.8 million increase in rebate expenses, the effects of which were due principally to the introduction of additional programs and products designed to encourage greater usage of the Bank's credit cards. Partially offsetting the increase in rebate expenses were increases in certain fees resulting from changes to the fee structure for the Bank's credit card programs which were implemented in fiscal 1997.

Operating Expenses. Operating expenses for fiscal 1998 increased $85.7 million (or 20.5%) from the level in fiscal 1997. The primary component of the higher operating expenses was a $38.6 million increase in salaries and employee benefits resulting primarily from the addition of staff to the Bank's consumer lending and branch operations. The $24.2 million increase in loan expenses was primarily attributable to increased credit card collection and retention costs and to increases in the valuation allowances on servicing assets. Also contributing to the increase in operating expenses was an increase of $5.1 million in marketing expenses, primarily credit card marketing expenses.

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

Income after direct operating expenses from hotel properties increased $2,771,000 (15.3%) in fiscal 1997 over the level achieved in fiscal 1996. In fiscal 1997, room sales increased $4,542,000 (11.7%), while food and beverage sales increased $565,000 (4.6%). The increase in total revenue of $5,219,000 (9.6%) exceeded the increase of $2,448,000 (6.8%) in direct operating expenses. The revenue increases were due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The Real Estate Trust also acquired a new hotel in fiscal 1997.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $2,992,000 (28.9%) in fiscal 1997 compared to such income in fiscal 1996. Gross income increased $3,507,000 (19.9%) in fiscal 1997, while expenses increased $515,000 (7.1%). The improvement was the direct result of a higher leasing rate in fiscal 1997. Expenses in fiscal 1997 were above the prior year's principally due to higher property taxes and higher operating expenses.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $996,000 (19.9%) in fiscal 1997 primarily due to lower cash balances on which interest was earned. Other income in fiscal 1996 also included $695,000 received as refunds of transfer taxes paid in a preceding year.

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

Advisory, management and leasing fees paid to related parties increased $572,000 (7.7%) in fiscal 1997. The advisory fee in fiscal 1997 was $311,000 per month, compared to $301,000 per month for the first six months of fiscal 1996 and $306,000 per month for the second six months of fiscal 1996, which resulted in an aggregate increase of $93,000 (2.6%). Management and leasing fees were higher by $479,000 (12.7%) in fiscal 1997 as a result of increased gross income on which fees are based. General and administrative expense decreased $129,000 (9.2%) in fiscal 1997, as a result of lower administrative costs.

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

Banking

Overview. The Bank recorded operating income of $80.2 million for the year ended September 30, 1997 ("fiscal 1997"), compared to operating income of $46.1 million for the year ended September 30, 1996 ("fiscal 1996"). The increase in income for fiscal 1997 was primarily attributable to a $67.3 million increase in other (non-interest) income and a $13.2 million increase in net interest income before provision for loan losses, the effect of which was partially offset by a $9.4 million increase in the provision for loan losses and a $37.0 million increase in operating (non-interest) expense reflecting in part additional expenses associated with steps taken by management to improve credit quality and expand the Bank's core businesses, including the consumer loan program and deposit franchise.

Net Interest Income. Net interest income, before the provision for loan losses, increased $13.2 million (or 6.6%) in fiscal 1997. The Bank would have recorded interest income of $6.9 million in fiscal 1997 if the Bank's nonaccrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

Interest income in fiscal 1997 increased $64.2 million from the level in fiscal 1996, primarily as a result of higher average balances of loans receivable and, to a lesser extent, mortgage-backed securities. The effect on interest income of higher average balances was offset in part by lower average yields earned by the Bank on its loan portfolio.

The Bank's net yield on interest-earning assets decreased to 4.14% in fiscal 1997 from 4.81% in fiscal 1996. The decrease in the net yield primarily reflected lower yields earned on certain of the Bank's interest-earning assets resulting from a decline in market rates as well as lower introductory and promotional rates on certain products which the Bank has offered to new and existing customers in an effort to stimulate usage.

Interest income on loans, the largest category of interest-earning assets, increased by $43.0 million (or 13.5%) from fiscal 1996 primarily because of higher average balances, which were partially offset by lower average yields on the loan portfolio.

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

Interest income on mortgage-backed securities increased $21.3 million (or 41.7%) primarily because of higher average balances. The increased mortgage-backed securities balances in fiscal 1997 reflected the purchase of $649.7 million of mortgage-backed securities near the end of fiscal 1996 and the $1.1 billion securitization of single-family residential loans in September 1997. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.11% to 5.99%.

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

An increase of $6.3 million in interest expense on deposits, the largest category of interest-bearing liabilities, also contributed to the increased interest expense. Interest expense on deposits increased primarily because of a $235.1 million increase in the average balances.

Provision for Loan Losses. The Bank's provision for loan losses increased to $125.1 million in fiscal 1997 from $115.7 million in fiscal 1996. The $9.4 million increase over the prior year was primarily attributable to a $7.8 million increase in the provision for losses on credit card loans. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. The $67.3 million (or 19.6%) increase in other (non-interest) income to $411.1 million in fiscal 1997 from $343.8 million in fiscal 1996 was primarily attributable to increases in servicing and securitization income, credit card fees, deposit servicing fees and a decrease in loss on real estate held for investment or sale.

Servicing and securitization income increased $20.2 million to $305.2 million from $285.0 million, primarily due to gains recognized on the securitization and sale of credit card loans, automobile loans, home equity and home loan receivables of $26.2 million, $26.9 million, $11.8 million and $7.4 million, respectively. Management expects that the relative impact of gains recognized under SFAS 125 on the Bank's earnings will diminish as the gains associated with these and other transactions are amortized. In addition, in accordance with SFAS 125, the Bank recognized a $7.0 million net unrealized gain on the valuation of its interest-only strips. This gain represents the September 30, 1997 market-value adjustment on the interest-only strips related to the credit card securitized assets. Offsetting these amounts was a decrease of $36.3 million (or 13.8%) in loan servicing fees which was primarily due to a decrease of $49.0 million in excess spread income earned by the Bank for servicing its portfolios of securitized credit card loans. The decrease in such excess spread income for fiscal 1997 resulted primarily from an increase in charge-offs on securitized credit card loans which is consistent with management's expectations and generally reflects the trends that are affecting the credit card industry as a whole. See "Financial Condition - Asset Quality - Allowances for Losses."

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

Operating Expenses. Operating expenses for fiscal 1997 increased $37.0 million (9.7%) from the level in fiscal 1996. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing. The $33.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the Bank's credit card, consumer lending, branch and systems operations. The $20.8 million increase in marketing expenses was primarily attributable to a $14.4 million increase in marketing expenses associated with the credit card program as the Bank continues to focus on increased originations of such loans, as well as a $5.3 million increase in marketing expenses associated with the Bank's deposit base. The $6.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1997. The $32.3 million decrease in deposit insurance premiums, which partially offset the expense increases discussed above, was primarily because of the one-time SAIF assessment recorded by the Bank in fiscal 1996. See "Business - Regulation - Deposit Insurance Premiums."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:


    (a)  Report of Independent Public Accountants.

    (b)  Consolidated Balance Sheets - As of September 30,
         1998 and 1997.

    (c) Consolidated Statements of Operations - For the years ended September 30, 1998, 1997 and 1996.

    (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1998, 1997 and 1996.

    (e) Consolidated Statements of Cash Flows - For the years ended September 30, 1998, 1997 and 1996.

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
   B.F. Saul Real Estate Investment Trust


We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.




Arthur Andersen LLP



Washington, D.C.
December 2, 1998

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===============================================================================================================================
                                                                                                       September 30
                                                                                            -----------------------------------
(In thousands)                                                                                    1998              1997
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                         $  165,805        $  128,557
    Office and industrial                                                                            110,257           109,628
    Other                                                                                              3,889             4,265
                                                                                            ----------------- -----------------
                                                                                                     279,951           242,450
    Accumulated depreciation                                                                         (96,072)          (85,915)
                                                                                            ----------------- -----------------
                                                                                                     183,879           156,535
Land parcels                                                                                          40,110            42,160
Construction in progress                                                                               8,694             2,480
Cash and cash equivalents                                                                             13,950            18,248
Other assets                                                                                          76,799            81,150
                                                                                            ----------------- -----------------
                    Total real estate assets                                                         323,432           300,573
-------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                              336,858           238,169
Interest-bearing deposits                                                                            499,598            48,722
Federal funds sold and securities purchased under agreements to resell                               380,000           365,000
Loans held for sale                                                                                   56,287           102,749
Loans held for securitization and sale                                                               125,000           220,000
Investment securities (market value $44,528 and $5,012, respectively)                                 43,999             4,998
Trading securities                                                                                    11,319             7,899
Mortgage-backed securities (market value $2,014,819 and $1,984,667, respectively)                  2,025,817         1,985,707
Loans receivable (net of allowance for losses of $60,157 and $105,679, respectively)               2,533,957         2,122,899
Federal Home Loan Bank stock                                                                          49,036            33,170
Real estate held for investment or sale (net of allowance for losses of $153,766 and
  $140,936, respectively)                                                                             69,025            94,290
Property and equipment, net                                                                          285,916           273,562
Goodwill and other intangible assets, net                                                             30,879             8,846
Interest only strips, net                                                                             13,508            87,011
Servicing assets, net                                                                                 27,156            41,721
Other assets                                                                                         232,794           422,670
                                                                                            ----------------- -----------------
                    Total banking assets                                                           6,721,149         6,057,413
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $ 7,044,581       $ 6,357,986
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                            $  198,874        $  180,204
Notes payable - secured                                                                              200,000           175,000
Notes payable - unsecured                                                                             50,335            46,633
Deferred gains - real estate                                                                         112,883           112,883
Accrued dividends payable - preferred shares of beneficial interest                                   34,049            36,231
Other liabilities and accrued expenses                                                                39,895            39,959
                                                                                            ----------------- -----------------
                    Total real estate liabilities                                                    636,036           590,910
-------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                   4,888,230         4,893,756
Securities sold under repurchase agreements and other short-term borrowings                          491,754            74,821
Notes payable                                                                                            430             7,019
Federal Home Loan Bank advances                                                                      352,027           188,511
Custodial accounts                                                                                     5,926             2,809
Amounts due to banks                                                                                  40,601            44,835
Other liabilities                                                                                    112,668           120,416
Capital notes -- subordinated                                                                        250,000           250,000
                                                                                            ----------------- -----------------
                    Total banking liabilities                                                      6,141,636         5,582,167
-------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                  72,242            51,388
Minority interest -- other                                                                           218,306           218,306
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  7,068,220         6,442,771
-------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                   516               516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                            6,642             6,642
Paid-in surplus                                                                                       92,943            92,943
Deficit                                                                                              (81,936)         (142,642)
Net unrealized holding loss                                                                               44              (396)
                                                                                            ----------------- -----------------
                                                                                                      18,209           (42,937)
Less cost of 1,814,688 common shares of beneficial interest in treasury                              (41,848)          (41,848)
                                                                                            ----------------- -----------------
TOTAL SHAREHOLDERS' DEFICIT                                                                          (23,639)          (84,785)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                      $ 7,044,581       $ 6,357,986
-------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                        For the Year Ended September 30
                                                                             ------------------------------------------------------
(In thousands, except per share amounts)                                           1998               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                             $   71,424         $   59,464        $   54,245
Office and industrial properties                                                       22,883             21,097            17,590
Other                                                                                   4,285              4,008             5,004
                                                                             -----------------  ----------------- -----------------
Total income                                                                           98,592             84,569            76,839
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                             45,516             38,523            36,075
    Office and industrial properties                                                    7,631              7,766             7,251
    Land parcels and other                                                              1,607              1,683             1,637
Interest expense                                                                       42,445             40,155            39,840
Amortization of debt expense                                                              372                664               674
Depreciation                                                                           11,170             10,543            10,020
Advisory, management and leasing fees - related parties                                 8,742              7,995             7,423
General and administrative                                                              1,153              1,272             1,401
                                                                             -----------------  ----------------- -----------------
Total expenses                                                                        118,636            108,601           104,321
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                           1,918              4,150             3,374
Gain (loss) on sale of property                                                          (331)               895               (68)
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                         $  (18,457)        $  (18,987)       $  (24,176)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                              $  299,566         $  360,842        $  317,847
Mortgage-backed securities                                                            113,441             72,209            50,955
Trading securities                                                                      2,005              1,530               953
Investment securities                                                                   2,138                481               315
Other                                                                                  18,657             17,314            18,126
                                                                             -----------------  ----------------- -----------------
Total interest income                                                                 435,807            452,376           388,196
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                      179,318            168,907           162,569
Short-term borrowings                                                                  33,294             47,378            10,407
Long-term borrowings                                                                   25,798             23,530            15,860
                                                                             -----------------  ----------------- -----------------
Total interest expense                                                                238,410            239,815           188,836
                                                                             -----------------  ----------------- -----------------
Net interest income                                                                   197,397            212,561           199,360
Provision for loan losses                                                            (150,829)          (125,115)         (115,740)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    46,568             87,446            83,620
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                   233,271            305,192           284,964
Credit card fees                                                                       53,881             57,381            30,765
Deposit servicing fees                                                                 51,997             41,893            29,900
Gain on sales of trading securities, net                                                  982              1,203             1,158
Net unrealized holding loss on trading securities                                      (1,258)                --                --
Loss on real estate held for investment or sale, net                                  (16,539)           (18,688)          (24,413)
Gain on sales of loans, net                                                           290,434              1,527             1,732
Other                                                                                  29,089             22,573            19,713
                                                                             -----------------  ----------------- -----------------
Total other income                                                                    641,857            411,081           343,819
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                        For the Year Ended September 30
                                                                             ------------------------------------------------------
(In thousands, except per share amounts)                                           1998               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                     $  199,557         $  160,949        $  127,370
Loan                                                                                   54,147             29,943            28,284
Property and equipment                                                                 28,114             24,397            20,705
Marketing                                                                              79,642             74,504            53,705
Data processing                                                                        45,419             48,138            41,270
Depreciation and amortization                                                          33,989             28,708            24,635
Deposit insurance premiums                                                              4,859              5,033            37,362
Amortization of goodwill and other intangible assets                                    5,862              2,615             1,775
Other                                                                                  52,429             44,059            46,222
                                                                             -----------------  ----------------- -----------------
Total operating expenses                                                              504,018            418,346           381,328
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                           $  184,407         $   80,181        $   46,111
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                   $  165,950         $   61,194        $   21,935
Income tax provision                                                                   42,869             12,810             8,301
                                                                             -----------------  ----------------- -----------------
Income before extraordinary item and minority interest                                123,081             48,384            13,634
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                 (9,601)                --                --
                                                                             -----------------  ----------------- -----------------
Income before minority interest                                                       113,480             48,384            13,634
Minority interest held by affiliates                                                  (22,043)            (6,848)           (3,962)
Minority interest -- other                                                            (25,313)           (22,676)           (9,750)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                    $   66,124         $   18,860         $     (78)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                   $   60,706         $   13,442        $   (5,498)

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary item and minority interest                             $    24.38          $    8.90         $    1.70
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                  (1.99)               --                --
                                                                             -----------------  ----------------- -----------------
Income before minority interest                                                         22.39               8.90              1.70
Minority interest held by affiliates                                                    (4.57)             (1.42)            (0.82)
Minority interest -- other                                                              (5.24)             (4.70)            (2.02)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                 $    12.58          $    2.78        $    (1.14)
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================


                                                                                          For the Year Ended September 30
                                                                                 ---------------------------------------------------
(Dollars in thousands, except per share amounts)                                      1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)                                             $     516         $     516        $     516
                                                                                 ----------------  ---------------- ----------------


COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)                                               6,642             6,642            6,642
                                                                                 ----------------  ---------------- ----------------


PAID-IN SURPLUS
Beginning and end of year                                                                 92,943            92,943           92,943
                                                                                 ----------------  ---------------- ----------------


DEFICIT
Beginning of year                                                                       (142,642)         (156,084)        (123,943)

Net income (loss)                                                                         66,124            18,860              (78)

Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions ($0.97 per share in 1996)                                               --                --             (500)
        Distributions payable ($10.50, $10.50 and $61.17 per share in 1998, 1997
          and 1996, respectively)                                                         (5,418)           (5,418)         (31,563)

                                                                                 ----------------  ---------------- ----------------
End of year                                                                              (81,936)         (142,642)        (156,084)
                                                                                 ----------------  ---------------- ----------------


Net unrealized holding gain (losses)                                                          44              (396)          (1,500)
                                                                                 ----------------  ---------------- ----------------


TREASURY SHARES
Beginning and end of year (1,814,688 shares)                                             (41,848)          (41,848)         (41,848)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' DEFICIT                                                           $  (23,639)       $  (84,785)      $  (99,331)
------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                             For the Year Ended September 30
                                                                                  --------------------------------------------------
(In thousands)                                                                         1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                               $  (22,048)      $   (8,531)      $  (15,924)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                           11,170           10,543           10,020
    (Gain) loss on sale of property                                                           328             (895)              68
    Early extinguishment of debt                                                            9,601               --               --
    (Increase) decrease in accounts receivable and accrued income                          (1,229)              17           (4,869)
    (Increase) decrease in deferred tax asset                                                 954           (3,252)           1,881
    Increase in accounts payable and accrued expenses                                       2,708            1,058              430
    (Increase) decrease in tax sharing receivable                                          (6,545)           2,492           14,533
    Amortization of debt expense                                                              372              664              674
    Equity in earnings of unconsolidated entities                                          (2,161)          (4,150)          (3,374)
    Other                                                                                  21,588            8,965            5,593
                                                                                  ---------------- ---------------- ----------------
                                                                                           14,738            6,911            9,032
                                                                                  ---------------- ---------------- ----------------
Banking
Net income                                                                                 88,172           27,391           15,846
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees              8,727            7,130             (163)
    Depreciation and amortization                                                          33,989           28,708           24,635
    Provision for loan losses                                                             150,829          125,115          115,740
    Capitalized interest on real estate under development                                  (1,954)          (2,212)          (3,462)
    Proceeds from sales of trading securities                                             320,942          430,938          363,364
    Net fundings of loans held for sale and/or securitization                            (366,915)        (697,593)        (690,589)
    Proceeds from sales of loans held for sale and/or securitization                    2,005,143        2,511,163        1,961,242
    Proceeds from sales of spread accounts                                                 36,000          144,200           42,140
    Gain on sale of credit card relationships                                            (288,332)              --               --
    Gain on sales of real estate held for sale                                             (2,609)          (1,156)          (2,278)
    Provision for losses on real estate held for investment or sale                        18,860           19,623           26,341
    Gain on sales of trading securities, net                                                 (982)          (1,203)          (1,158)
    (Increase) decrease in interest-only strips                                            73,503          (87,011)              --
    (Increase) decrease in excess spread assets                                                --           42,602           (8,580)
    (Increase) decrease in servicing assets                                                14,550           (8,948)          (4,238)
    Increase in goodwill and other intangible assets                                      (22,017)          (6,430)           1,795
    (Increase) decrease in other assets                                                   147,079         (207,883)        (103,211)
    Increase (decrease) in other liabilities                                              (11,982)          21,741           23,724
    Increase (decrease) in tax sharing payable                                              6,545           (2,492)         (14,533)
    Minority interest held by affiliates                                                   22,043            6,848            3,962
    Minority interest - other                                                               9,750            9,750            9,750
    Other                                                                                 (29,752)           8,006          (12,440)
                                                                                  ---------------- ---------------- ----------------
                                                                                        2,211,589        2,368,287        1,747,887
                                                                                  ---------------- ---------------- ----------------
Net cash provided by operating activities                                               2,226,327        2,375,198        1,756,919
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                         (19,815)         (10,120)          (7,408)
Property acquisitions                                                                     (26,650)          (4,709)              --
Property sales                                                                                 --            1,399            1,812
Equity investment in unconsolidated entities                                                1,348            1,723              639
Other                                                                                           2               43               50
                                                                                  ---------------- ---------------- ----------------
                                                                                          (45,115)         (11,664)          (4,907)
                                                                                  ---------------- ---------------- ----------------
Banking
Net proceeds from maturities of investment securities                                       5,000            5,000            4,410
Net proceeds from redemption of Federal Home Loan Bank stock                                2,504            9,482               --
Net proceeds from sales of real estate                                                     25,305           23,624           58,874
Proceeds from the sale of credit card receivables                                       1,337,678               --               --
Net fundings of loans receivable                                                       (2,983,595)      (1,779,711)      (1,711,308)
Principal collected on mortgage-backed securities                                       1,180,995          771,095          221,698
Purchases of Federal Home Loan Bank stock                                                 (18,370)         (10,712)              --
Purchases of investment securities                                                        (44,001)              --           (9,725)
Purchases of mortgage-backed securities                                                        --         (311,554)        (649,688)
Purchases of loans receivable                                                          (1,645,458)        (892,367)        (391,878)
Purchases of property and equipment                                                       (58,106)         (77,859)         (69,749)
Disbursements for real estate held for investment or sale                                 (14,814)         (14,199)         (14,447)
Other                                                                                      10,637            1,036           (5,950)
                                                                                  ---------------- ---------------- ----------------
                                                                                       (2,202,225)      (2,276,165)      (2,567,763)
                                                                                  ---------------- ---------------- ----------------
Net cash used in investing activities                                                  (2,247,340)      (2,287,829)      (2,572,670)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================================

                                                                                             For the Year Ended September 30
                                                                                  --------------------------------------------------
(In thousands)                                                                         1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                       $   60,929       $   27,072         $     --
Principal curtailments and repayments of mortgages                                        (38,602)         (19,977)          (8,573)
Proceeds from secured note financing                                                      224,075               --            2,500
Repayments of secured notes                                                              (199,075)          (2,500)            (500)
Proceeds from sales of unsecured notes                                                      5,802            5,822            3,708
Repayments of unsecured notes                                                              (2,100)          (1,556)          (2,398)
Costs of obtaining financings                                                              (7,295)            (626)            (201)
Loan prepayment fees                                                                      (10,055)              --               --
Dividends paid - preferred shares of beneficial interest                                   (7,600)            (750)            (500)
                                                                                  ---------------- ---------------- ----------------
                                                                                           26,079            7,485           (5,964)
                                                                                  ---------------- ---------------- ----------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                   24,799,407       18,915,801       15,312,125
Customer withdrawals of deposits and payments for maturing certificates of deposit    (24,804,933)     (18,186,082)     (15,307,340)
Net increase (decrease) in securities sold under repurchase agreements                    384,699         (574,217)         574,400
Advances from the Federal Home Loan Bank                                                1,759,817          877,483          429,459
Repayments of advances from the Federal Home Loan Bank                                 (1,596,301)        (958,037)        (315,446)
Proceeds from other borrowings                                                         16,559,882        6,271,193        2,469,675
Repayments of other borrowings                                                        (16,534,237)      (6,259,554)      (2,417,606)
Cash dividends paid on preferred stock                                                     (9,750)          (9,750)          (9,750)
Cash dividends paid on common stock                                                        (6,500)          (9,000)          (8,500)
Repayment of capital notes - subordinated                                                      --          (10,000)              --
Net proceeds received from capital notes - subordinated                                        --           96,112               --
Net proceeds from issuance of preferred stock                                                  --          144,000               --
Other                                                                                       3,117           (4,605)               2
                                                                                  ---------------- ---------------- ----------------
                                                                                          555,201          293,344          727,019
                                                                                  ---------------- ---------------- ----------------
Net cash provided by financing activities                                                 581,280          300,829          721,055
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      560,267          388,198          (94,696)
Cash and cash equivalents at beginning of year                                            670,139          281,941          376,637
                                                                                  ---------------- ---------------- ----------------
Cash and cash equivalents at end of year                                              $ 1,230,406       $  670,139       $  281,941
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
        Interest (net of amount capitalized)                                           $  276,817       $  267,758       $  237,568
        Income taxes paid (refunded)                                                        7,454           (2,552)           4,356
        Shares of Saul Centers, Inc. common stock                                           4,806            6,111            4,864
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                              3,014            2,539            1,952
        Distributions from Saul Holdings Limited Partnership                                5,567            5,453            5,453

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                  5,510            4,195            3,725
    Loans held for sale exchanged for trading securities                                  320,695          430,786          363,257
    Loans receivable transferred to loans held for sale and/or securitization           1,788,831        2,026,478        1,594,262
    Loans made in connection with the sale of real estate                                   7,274            7,769           46,537
    Loans receivable transferred to real estate acquired in settlement of loans             4,938            4,706            5,972
    Loans receivable exchanged for mortgage-backed securities held-to-maturity          1,225,279        1,136,180               --
    Loans held for sale transferred to loans receivable                                        --               --            3,146


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

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. and its subsidiaries (collectively the "Bank" or the "Corporations"), whose assets accounted for approximately 95% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1998. The Bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the Bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income (loss), after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1998, 1997 and 1996, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1997 and 1996 to conform with the presentation used for the year ended September 30, 1998.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

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

AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), was issued during fiscal 1998. SOP 98-5 generally requires that start-up costs be expensed as incurred. However, certain start-up costs, including the costs of acquiring or constructing long-lived assets and getting them ready for their intended use, are not covered by SOP 98-5. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of the adoption of SOP 98-5 on the Trust's financial condition and its results of operations has not been determined.

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

Depreciation is calculated using the straight-line method and estimated useful lives of 31.5 to 47 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized over the lesser of their estimated useful lives or the lives of the related leases using the straight-line method.

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

Liabilities

The carrying amount of mortgage notes payable and notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1998 and 1997 the fair value of Notes payable - unsecured was $51.6 and $47.9 million, respectively.

C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and commercial loans. The Bank's principal deposit market is the Washington, D.C. metropolitan area.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Regulation D pursuant to the Federal Reserve Act requires the Bank to maintain reserves in the form of cash and deposits at the Federal Reserve Bank. The total average reserve balances maintained by the Bank, which consisted primarily of cash, were $146.5, $114.6, and $105.2 million during the years ended September 30, 1998, 1997, and 1996, respectively.

LOANS HELD FOR SALE

The Bank engages in mortgage banking activities. At September 30, 1998 and 1997, loans held for sale are composed of single-family residential loans and home improvement and related loans originated or purchased for sale in the secondary market and are carried at aggregate cost which is lower than aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities."

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

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The Bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Investment and mortgage-backed securities classified as "held-to-maturity" are reported at amortized cost. Investment and mortgage-backed securities classified as "available-for-sale" are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. Investment and mortgage-backed securities classified as "trading" are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1998 and 1997. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

Net unrealized holding gains, net of the related income tax effect, amounted to $58,000 as of September 30, 1998 and resulted from the transfer of investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity, are reported as a separate component of stockholders' equity and are being accreted over the remaining lives of the securities using the level-yield method.

TRADING SECURITIES

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $320.9, $430.9 and $363.4 million during the years ended September 30, 1998, 1997 and 1996, respectively. The Bank realized net gains of $1.0, $1.2 and $1.2 million on the sales of trading securities for the years ended September 30, 1998, 1997 and 1996, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 1998 and 1997.

At September 30, 1998 and 1997, the Bank held automobile receivables-backed securities with carrying amounts of $11.3 and $7.9 million, respectively, which were classified as trading securities. These securities were established in conjunction with two automobile loan securitization transactions and represent subordinate classes of certificates retained by the Bank. The Bank recognized net unrealized holding losses on trading securities of $1.3 million at September 30, 1998. There were no unrealized holding gains or losses on these securities during the year ended September 30, 1997. See Note 16.

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

CREDIT CARD FEES AND COSTS

Prior to the sale of the credit card portfolio on September 30, 1998, credit card membership fees were deferred and recognized as income on a straight-line basis over the period the fee entitled the cardholder to use the card, which was one year. Credit card origination costs were deferred and recognized as a reduction of income on a straight-line basis over the privilege period which was generally one year. See Note 8.

IMPAIRED LOANS

A loan is considered impaired when, based on all current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the Bank for impairment include real estate and commercial loans and loans modified in a troubled debt restructuring. Large groups of smaller-balance homogeneous loans that have not been modified in a troubled debt restructuring are collectively evaluated for impairment, which for the Bank include residential mortgage loans and consumer loans. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans. Prior to the sale of the credit card portfolio on September 30, 1998, certain credit card loans for which customers had agreed to modified payment terms were also classified as impaired loans. See Note 8.

Each impaired real estate or commercial loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal. Interest income on impaired credit card loans was recognized using the interest rate of the loan and the accrual method. Interest income continued to accrue on delinquent credit card loans until such loan was either paid or charged off.

At September 30, 1998, the Bank had one impaired real estate loan with a book value of $86,000. At September 30, 1997, the Bank had two impaired real estate loans with an aggregate book value of $1.0 million before the related allowance for losses of $545,000. At September 30, 1997, the Bank had impaired credit card loans with a carrying value of $116.9 million, before the related allowance for losses of $18.9 million. The average recorded investment in impaired credit card and real estate loans for the years ended September 30, 1998, 1997 and 1996 was $113.2, $99.0, and $49.8 million, respectively. The Bank recognized interest income of $14.4, $13.1, and $7.3 million on its impaired loans for the years ended September 30, 1998, 1997 and 1996, respectively.

ALLOWANCES FOR LOSSES

Management reviews the loan, real estate held for investment and real estate held for sale portfolios to establish allowances for estimated losses. The allowances for losses are reviewed periodically, and allowances are provided after consideration of the borrower's financial condition and/or the estimated value of collateral or real estate, including estimated selling and holding costs. Allowances are also provided by management after considering such factors as the economy in lending areas, delinquency statistics and past loss experience.

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

REAL ESTATE HELD FOR INVESTMENT OR SALE

Real Estate Held for Investment

At September 30, 1998 and 1997, real estate held for investment consists of developed land owned by one of the Bank's subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 14.

Real Estate Held for Sale

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $2.0, $2.2 and $3.5 million for the years ended September 30, 1998, 1997 and 1996, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 25 years. At September 30, 1998 and 1997, goodwill totaled $24.4 and $1.1 million, respectively. On November 12, 1997, the Bank purchased ASB Capital Management Inc. ("ASB"), one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, for $27.2 million in cash. In connection with the purchase, the Bank recorded $25.3 million of goodwill. The acquisition was accounted for using the purchase method and the operating results of ASB have been included in the Trust's Consolidated Statements of Operations since the date of acquisition.

During fiscal 1998 and 1997, the Bank purchased approximately $53.2 and $137.9 million of home equity loans, respectively. The premium attributable to the value of the home equity relationships, amounting to $6.5 and $7.7 million at September 30, 1998 and 1997, respectively, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. This premium is being amortized over the estimated term of the underlying relationships. Accumulated amortization of goodwill and other intangible assets was $43.6 and $37.8 million at September 30, 1998 and 1997, respectively.

SERVICING ASSETS

Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superseded, but generally retained, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values.

Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Amortization of these assets amounted to $10.8, $9.0 and $7.8 million for the years ended September 30, 1998, 1997 and 1996, respectively. Accumulated amortization was $67.7 and $56.9 million at September 30, 1998 and 1997, respectively. During fiscal 1998, 1997 and 1996, the Bank recorded $8.6, $15.8 and $16.1 million respectively, of servicing assets related to the sale and/or securitization of loans.

The Bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the Bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. The aggregate fair value of servicing assets at September 30, 1998 and 1997 was $35.3 and $46.2 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows.

                                            Year Ended September 30,
                                 ----------------------------------------------
(In thousands)                        1998            1997            1996
-------------------------------- --------------  --------------  --------------
Balance at beginning of year     $      1,129    $      3,142    $      --
Additions charged / (reductions)
  credited to loan expenses            12,369          (2,013)          3,142
                                 --------------  --------------  --------------

Balance at end of year           $     13,498    $      1,129    $      3,142
                                 ==============  ==============  ==============

During fiscal 1996, the Bank sold $947,000 of rights to service mortgage loans with principal balances of $59.7 million, that were originated by the Bank in connection with its mortgage banking activities. There were no sales of rights to service mortgage loans during fiscal 1998 and 1997.

Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.

INTEREST-ONLY STRIPS

As a result of the adoption of SFAS 125 effective January 1, 1997, the Bank recognized gains of $33.1 million during fiscal 1997 upon the securitization and sale of credit card receivables based upon the estimated fair value of the expected cash flows to be generated by the underlying receivables. Under SFAS 125, the Bank recorded a gain on the securitization and sale of credit card receivables based on the estimated fair value of assets transferred, retained, or obtained and liabilities incurred in the sale. The gain recognized at the time of the sale principally represented the estimated fair value of the interest-only strips, which represent the present value of finance charges and other ancillary income received by the trust over the sum of the return paid to certificateholders, contractual servicing fees, credit losses and other expenses of the trust. During the revolving period of each transaction, gains were recorded on the sale of new receivables to the trusts to replenish the investors' interest in trust receivables. See Note 16.

Prior to January 1, 1997, no gain or loss was recorded on the securitization and sale of credit card receivables; rather, loan servicing fees were recognized over the life of the transaction when earned.

Upon the Bank's adoption of SFAS 125, effective January 1, 1997, previously recognized excess spread assets were reclassified as interest-only strips. Interest-only strips capitalized in the year ended September 30, 1998 and in the nine months ended September 30, 1997 amounted to $124.0 and $68.2 million, respectively, and were related to the securitization and sale of credit card, home equity, automobile and home loan receivables. See Note 16.

Prior to January 1, 1997, when loans (other than credit card) were sold with the residual cash flow retained by the Bank, the net present value of such residual cash flow was recorded as an adjustment to the sales price of the loans. Estimated future losses were deducted in the computation of such residual cash flows. Excess spread assets capitalized in the three months ended December 31, 1996 and in fiscal 1996 of $9.5 and $25.7 million, respectively, were the result of the residual cash flow retained upon the securitization and sale of home equity credit line, automobile and home loan receivables.

Interest-only strips (excess spread assets prior to January 1, 1997) are amortized using the effective yield method over the estimated lives of the underlying loans. Amortization amounted to $99.0, $24.8 and $17.1 million for the years ended September 30, 1998, 1997 and 1996, respectively, and is included in servicing and securitization income in the Consolidated Statements of Operations. The Bank uses certain assumptions to calculate amortization of the interest-only strips (excess spread assets prior to January 1, 1997), mainly estimates of prepayment speeds and credit losses. To the extent actual results differ from the assumptions, additional amortization is recorded.

Effective January 1, 1997, the Bank accounts for its interest-only strips as trading securities and, accordingly, carries them at fair value. The Bank estimates the fair value of the interest-only strips on a discounted cashflow basis using appropriate discount and prepayment rates. Mark-to-market adjustments, included in servicing and securitization income, amounted to a net loss of $42.9 million in fiscal 1998 and a net gain of $7.0 million in fiscal 1997. Certain assumptions inherent in the determination of the amortization and fair value of interest-only strips are influenced by factors outside the Bank's control, and actual performance could materially differ from such assumptions.

DERIVATIVE FINANCIAL INSTRUMENTS

The Bank uses various strategies to minimize interest-rate risk, including interest-rate cap agreements and forward sale or purchase commitments. Premiums paid for interest-rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest-rate caps on a straight-line basis. Funds payable to the Bank are recognized as income in the month such funds are earned. At September 30, 1998 and 1997, unamortized premiums amounted to $0 and $3.1 million, respectively. Gains and losses on forward sale or purchase commitments are deferred and recorded as a component of the gain on sales of loans at the time the forward sale or purchase commitment matures. See Note 28. The Bank does not hold any derivative financial instruments for trading purposes.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on the Bank's financial statements has not yet been determined.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" ("SFAS 134"), was issued in October 1998. SFAS 134 amends SFAS 65 "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding Unsecured Notes sold to the public, the payment of interest on its Senior Secured Notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales and tax sharing and dividend payments from the Bank.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1999 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and (in the case of tax sharing payments), the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During fiscal 1998, 1997 and 1996, the Bank made tax sharing payments totaling $5.6, $9.8 and $25.0 million, respectively, to the Real Estate Trust. During fiscal 1998, 1997 and 1996, the Bank made dividend payments totaling $5.2, $7.2 and $6.8 million, respectively, to the Real Estate Trust.

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

Through September 30, 1998, the Real Estate Trust has purchased either in the open market or through dividend reinvestment 2,091,176 shares of common stock of Saul Centers, Inc. (representing 16.4% of such company's outstanding common stock). As of September 30, 1998, the market value of these unpledged shares was approximately $35.5 million.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"). See Note 4. In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in net proceeds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares (80%) of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $8.4 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $4.3 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

As the owner, directly and through two wholly-owned subsidiaries, of a 21.5% limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. In fiscal 1998, the Real Estate Trust received total cash distributions of $5.5 million from Saul Holdings Partnership. Beginning in April 1998 the Real Estate Trust has reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings.

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland ("Avenel Phase IV"). The Real Estate Trust financed the project with a construction/permanent loan. The project was substantially completed in January 1998 and was offered to Saul Holdings in accordance with the Real Estate Trust's obligations under the Right of First Refusal Agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings. Accordingly, as of April 1, 1998, Saul Holdings issued 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of Avenel Phase IV and the assumption of the loan.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two year and one year periods, respectively. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near Washington National Airport and the Real Estate Trust's Howard Johnson Hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $52.5 million. The new loans have a 15 year term, a fixed interest rate of 7.57%, and amortization based on a 25 year schedule.

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

            TownePlace Suites by Marriott containing 91 units located on a 2 acre site owned by the Trust in Avenel Business Park in Gaithersburg, Maryland. Opening is scheduled for mid-April 1999.

            TownePlace Suites by Marriott containing 91 units located on part of
                  a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for mid-July 1999.

            SpringHill Suites by Marriott containing 146 units located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for mid-July 1999.

            TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in Ft. Lauderdale Commerce Center, Ft. Lauderdale, Florida. Opening is scheduled for mid-August 1999.

The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $6.6 million with bank financing of $6.5 million for a five-year term and a two-year extension option. Completion is expected in early fiscal 1999. A lease for approximately 25% of the space has been signed.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia. The present 308-room Crystal City Holiday Inn will be converted into a Holiday Inn Crown Plaza, while the present 279-room Howard Johnsons will be converted into a Holiday Inn. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, will also be renovated. The incremental costs for the two conversions are expected to total $6.3 million, which will be funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $6.5 to $8.0 million per year for the next several fiscal years.

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 21.7% interest, other entities affiliated with the Real Estate Trust own a 5.3% interest, and Saul Centers owns a 73.0% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings. As of September 30, 1998, the Real Estate Trust had pledged 3.6% of its interest in Saul Holdings to the Bank related to payments under the Tax Sharing Agreement.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1998, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners' equity of approximately $16.4 million of which approximately $3.5 million related to the Real Estate Trust's original 21.5% ownership interest. Recognition by the Real Estate Trust of the change in its investment in the properties of approximately $107.8 million has been deferred due to the Real Estate Trust's guarantee of $115.5 million under the Saul Centers reimbursement agreement. The deferred gain of $107.8 million is included in "Deferred gains - real estate" in the financial statements. The gain will be recognized in future periods to the extent the Real Estate Trust's obligations are terminated under the reimbursement agreement.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1998 that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1998, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

     (In thousands)
     -------------------------------------------------------------------
     Saul Holdings:
       Acquisition of partnership units                         $ 2,892
       Distributions in excess of allocated net income          (10,190)

     Saul Centers:
       Acquisition of common shares                              33,836
       Distributions in excess of allocated net income           (6,295)
                                                           -------------

     Total                                                     $ 20,243
                                                           =============


The $20.2 million balance is included in "Other assets" in the financial statements.

As of September 30, 1998, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of common shares of Saul Centers, effectively owns 33.7% of the consolidated entities of Saul Centers. Some of these shares and/or units have been deposited as collateral for the Trust's revolving lines of credit. See Note 4.

The unaudited Condensed Consolidated Balance Sheet at September 30, 1998 and 1997, and the unaudited Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 1998, 1997 and 1996 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
                                                                                                 September 30,
                                                                                -------------------------------------------------
(In thousands)                                                                           1998                     1997
                                                                                ------------------------ ------------------------
Assets
    Real estate investments                                                                   $ 342,865                $ 346,253
    Accumulated depreciation                                                                   (100,320)                (102,186)
    Other assets                                                                                 26,133                   25,182
                                                                                ------------------------ ------------------------
Total assets                                                                                  $ 268,678                $ 269,249
                                                                                ======================== ========================

Liabilities and stockholders' equity (deficit)
    Notes payable                                                                             $ 288,812                $ 283,370
    Other liabilities                                                                            17,321                   16,184
                                                                                ------------------------ ------------------------
    Total liabilities                                                                           306,133                  299,554
    Total stockholders' equity (deficit)                                                        (37,455)                 (30,305)
                                                                                ------------------------ ------------------------
Total liabilities and stockholders' equity (deficit)                                          $ 268,678                $ 269,249
                                                                                ======================== ========================

Saul Centers, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)                                                           For the Twelve Months Ended September 30
                                                      ---------------------------------------------------------------------------
(In thousands)                                                 1998                      1997                     1996
                                                      ------------------------  ------------------------ ------------------------
Revenue
    Base rent                                                         $54,724                   $51,157                  $49,646
    Other revenue                                                      15,145                    15,613                   13,727
                                                      ------------------------  ------------------------ ------------------------
Total revenue                                                          69,869                    66,770                   63,373
                                                      ------------------------  ------------------------ ------------------------

Expenses
    Operating expenses                                                 14,423                    14,624                   14,407
    Interest expense                                                   22,669                    19,404                   18,200
    Amortization of deferred debt expense                                 416                     2,286                    2,921
    Depreciation and amortization                                      11,299                    10,839                   10,978
    General and administrative                                          3,492                     3,250                    3,071
                                                      ------------------------  ------------------------ ------------------------
Total expenses                                                         52,299                    50,403                   49,577
                                                      ------------------------  ------------------------ ------------------------

Operating income                                                       17,570                    16,367                   13,796
Non-operating item
    Sales of interest rate protection
        agreements                                                    (4,392)                     (972)                      --
Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interests                                                      13,178                    15,395                   13,796
Cumulative effect of change in
        accounting method                                                (771)                      --                       --
Extraordinary item - loss on early
        extinguishment of debt                                         (2,878)                     (956)                    (998)
                                                      ------------------------  ------------------------ ------------------------
Net income before minority interest                                     9,529                    14,439                   12,798
Minority interest                                                      (7,080)                   (6,854)                  (6,852)
                                                      ------------------------  ------------------------ ------------------------
Net income                                                            $ 2,449                   $ 7,585                  $ 5,946
                                                      ========================  ======================== ========================

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in                                            Buildings and   Leasehold              Related
  thousands)                         No.      Land      Improvements   Interests   Total        Debt
----------------------------------- ------  --------- --------------- ---------- ----------  ----------
September 30, 1998
Income-producing properties:
 Hotels                                12    $15,291        $150,514      $  --   $165,805    $111,917
 Office & industrial                    7      4,555         105,702         --    110,257      77,103
 Other                                  5      3,075             814         --      3,889          --
                                    ------  --------- --------------- ---------- ----------  ----------
                                       24    $22,921        $257,030      $  --   $279,951    $189,020
                                    ======  ========= =============== ========== ==========  ==========

Land Parcels                           10    $40,110            $ --      $  --   $ 40,110    $ 10,513
                                    ======  ========= =============== ========== ==========  ==========

September 30, 1997
Income-producing properties:
 Hotels                                10    $10,843        $117,714      $  --   $128,557    $ 82,914
 Office & industrial                    7      4,469         105,159         --    109,628      79,597
 Other                                  6      3,075           1,041        149      4,265          --
                                    ------  --------- --------------- ---------- ----------  ----------
                                       23    $18,387        $223,914     $  149   $242,450    $162,511
                                    ======  ========= =============== ========== ==========  ==========

Land Parcels                           10    $42,160            $ --      $  --   $ 42,160    $ 19,201
                                    ======  ========= =============== ========== ==========  ==========

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2012 and accrue interest at annual rates from 7.6% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1998 and 1997 were 10.3% and 10.4%, respectively. During fiscal 1998 and 1997, the Real Estate Trust sold notes amounting to approximately $11.3 and $10.0 million, respectively.

In March 1994, the Real Estate Trust issued $175.0 million aggregate principal amount of the 1994 Notes. The 1994 Notes were general obligations of the Real Estate Trust ranking pari passu with all other unsubordinated obligations of the Trust and were secured by a first priority perfected security interest in 80% (8,000 shares) of the issued and outstanding common stock of the Bank and by certain other assets of the Trust as described herein. After paying offering expenses of $8.9 million, third-party mortgage indebtedness of $74.1 million, and affiliate indebtedness of $8.9 million, the Real Estate Trust retained $83.1 million of the net proceeds of the offering for application to general corporate purposes, including a loan to an affiliate of $15.0 million. Of the remaining amount, approximately $25.8 million was deposited with the Trustee for the 1994 Notes to satisfy one of the initial collateral requirements with respect to such securities. This collateral requirement, which remained in effect while the 1994 Notes were outstanding, was recalculated each calendar quarter based on the estimated amount of one year's interest payments on then outstanding 1994 Notes and Unsecured Notes and could have been satisfied through deposits of cash or marketable securities. Concurrently with the application of the net proceeds of the offering to repay third-party mortgage indebtedness, the terms of certain of the mortgage loans repaid in part were modified to waive deferred interest, reduce interest rates and extend maturities. After the application of such net proceeds and the modification of such loans, the final maturity of loans with total balances of $111.1 million was 12 years and the final maturity of a loan with a balance of $15.1 million was 15 years. As of September 30, 1997, the Real Estate Trust was required to maintain deposits of $25.2 million and had deposited 1,535,104 shares of common stock of Saul Centers (See Note 1) with the Trustee for the 1994 Notes to satisfy in part the collateral requirements for those deposits. The common stock of Saul Centers is reflected in other assets in the accompanying balance sheets.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of the 1998 Notes. After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in net proceeds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares (80%) of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $8.4 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At September 30, 1998, there were no borrowings under the facility and unrestricted availability was $4.3 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1998 for the fiscal years commencing October 1, 1998 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              1999      $10,055       $  --    $ 16,149     $  26,204
              2000       10,193          --       8,893        19,086
              2001       12,618          --       5,916        18,534
              2002       14,367          --       5,284        19,651
              2003       12,663          --       9,046        21,709
           Thereafter   138,978     200,000       5,047       344,025
                       --------- ----------- ----------- --------------
             Total     $198,874    $200,000    $ 50,335     $ 449,209
         --------------------------------------------------------------
Of the $198.9 million of mortgage debt outstanding at September 30, 1998, $169.8 million was nonrecourse to the Real Estate Trust.

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments. The Real Estate Trust had one long-term lease which terminated in 1998. The Real Estate Trust paid minimum ground rent expense of $69,000, $101,000 and $101,000 in fiscal 1998, 1997 and 1996, respectively.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties consists of minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1998, 1997, and 1996 amounted to $21.5, $19.7 and $16.8 million, respectively. Future minimum rentals as of September 30, 1998 under noncancelable leases are as follows:

            Fiscal Year                                   (In thousands)
            ------------------------------------------------------------
                 1999                                          $ 20,919
                 2000                                            17,767
                 2001                                            13,971
                 2002                                             9,258
                 2003                                             6,315
              Thereafter                                          7,930
                                                             -----------
                Total                                          $ 76,160
            ------------------------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the Advisor), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $301,000 during the period October 1995 through March 1996, $306,000 during the period April 1996 through September 1996, $311,000 during the period October 1996 through September 1997, and, $317,000 during the period October 1997 through September 1998. The advisory contract has been extended until September 30, 1999, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Franklin amounted to $5.2, $5.1 and $4.8 million in fiscal 1998, 1997 and 1996, respectively.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $113,000, $102,000 and $74,000 in fiscal 1998, 1997 and 1996, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $157,000, $158,000 and $152,000 in fiscal 1998, 1997 and 1996, respectively.

In April 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million bearing interest at 1/2 percent over prime and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996 the Real Estate Trust made new loans aggregating $3.5 million to the Saul Company. During fiscal 1997 a curtail of $750,000 was paid by the Saul Company. At September 30, 1997 the total due the Real Estate Trust was $15.4 million. In fiscal 1998 the loan balance was reduced to $15.3 million. Interest accrued on these loans amounted to $1.3, $1.4 and $1.4 million during fiscal 1998, 1997 and 1996, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1998, 1997, and 1996, the Real Estate Trust paid the Trustees $94,000, $89,000 and $79,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and four received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $0.8, $0.3 and $0.1 million, during fiscal 1998, 1997, and 1996, respectively, for legal services to the Real Estate Trust and its wholly-owned subsidiaries.

SAUL HOLDINGS LIMITED PARTNERSHIP

The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1998, 1997 and 1996 were $2.0, $3.0 and $2.7 million, respectively. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Franklin at two of its income-producing properties. Minimum rents and recoveries paid by these affiliates amounted to approximately $251,000, $239,000 and $143,000, in fiscal 1998, 1997 and 1996, respectively.

8.  DISPOSITION OF ASSETS - THE BANK

Pursuant to the terms of a purchase agreement, dated as of September 2, 1998 and as amended on September 30, 1998, by and between the Bank and CCB Holding Corporation (a wholly-owned subsidiary of the Bank) ("CCBH"), and First USA Bank, NA, ("FUSA"), the Bank and CCBH sold their credit card portfolio and the Bank sold its credit card operations to FUSA. This transaction was consummated on September 30, 1998. The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and MasterCard credit card accounts. The Bank recognized a net gain on this sale of $288.3 million, which is included in gain on sale of loans, net in the Consolidated Statements of Operations.

All significant assets and liabilities used in or related directly to the credit card business, including those associated with credit card securitization activities, were sold to or assumed by FUSA, with the exception of the Bank's operations center which housed the majority of credit card operations (other than origination activities). Concurrently with the transaction, the Bank and FUSA entered into a lease agreement for that facility.

These financial statements include the results of operations of the credit card business for the entire fiscal year, as well as the gain on sale, which occurred on the last day of the Bank's fiscal year.

9.  LOANS HELD FOR SALE - THE BANK

Loans held for sale are composed of the following:

                                                           September 30,
                                                   ----------------------------
(In thousands)                                        1998              1997
------------------------------------------         ----------        ----------
     Single-family residential                     $  49,502         $ 102,749
     Home improvement and related loans                6,785               --
                                                   ----------        ----------
     Total                                         $  56,287         $ 102,749
                                                   ==========        ==========

10.  LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

Loans held for securitization and sale are composed of the following:

                                                           September 30,
                                                   ----------------------------
(In thousands)                                        1998              1997
------------------------------------------         ----------       -----------
     Credit card                                   $     --         $   90,000
     Automobile                                      125,000            80,000
     Home equity                                         --             50,000
                                                   ----------       -----------
     Total                                         $ 125,000        $  220,000
                                                   ==========       ===========

11.  INVESTMENT SECURITIES - THE BANK

At September 30, 1998 and 1997, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's investment securities at September 30, 1998 and 1997 are as follows:

                                        Unrealized  Unrealized  Aggregate
                             Amortized   Holding     Holding       Fair
(In thousands)                  Cost      Gains       Losses      Value
---------------------------- --------- ----------- ----------- ----------
September 30, 1998
U.S. Government securities:
   Maturing after one year,
     but within five years   $  43,999 $       529 $     --    $   44,528
                             ========= =========== =========== ==========

September 30, 1997
U.S. Government securities:
   Maturing within one year  $   4,998 $        14 $     --    $    5,012
                             ========= =========== =========== ==========

There were no sales of investment securities during the years ended September 30, 1998, 1997 and 1996.

12.  MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1998 and 1997, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank's mortgage-backed securities at September 30, 1998 and 1997 are as follows:
                                          Gross       Gross
                                        Unrealized  Unrealized  Aggregate
                             Amortized   Holding     Holding       Fair
(In thousands)                  Cost      Gains       Losses      Value
--------------------------- ---------- ----------- ----------- ----------
September 30, 1998
   FNMA                     $  471,617 $     3,114 $   (1,927) $  472,804
   FHLMC                       408,274       1,558       (982)    408,850
   Private label, AAA-rated  1,117,017         --     (12,797)  1,104,220
   Private label, AA-rated      28,909          51        (15)     28,945
                            ---------- ----------- ----------- ----------
   Total                    $2,025,817 $     4,723 $  (15,721) $2,014,819
                            ========== =========== =========== ==========

                                          Gross       Gross
                                        Unrealized  Unrealized  Aggregate
                             Amortized   Holding     Holding       Fair
(In thousands)                  Cost      Gains       Losses      Value
--------------------------- ---------- ----------- ----------- ----------
September 30, 1997
   FNMA                     $  333,563 $     1,425 $   (1,948) $  333,040
   FHLMC                       856,522       6,480     (2,835)    860,167
   Private label, AAA-rated    734,632         --      (4,828)    729,804
   Private label, AA-rated      60,990         666        --       61,656
                            ---------- ----------- ----------- ----------
   Total                    $1,985,707 $     8,571 $   (9,611) $1,984,667
                            ========== =========== =========== ==========

There were no sales of mortgage-backed securities from the held-to-maturity portfolio during the years ended September 30, 1998, 1997 and 1996. See Summary of Significant Accounting Policies - The Bank - "Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $12.2 and $11.9 million at September 30, 1998 and 1997, respectively, and is included in other assets in the Consolidated Balance Sheets.

At September 30, 1998, certain mortgage-backed securities were pledged as collateral for Federal Home Loan Bank of Atlanta advances, other short-term borrowings and other recourse arrangements. See Notes 20, 21 and 28. Other mortgage-backed securities with a book value of $20.9 million were pledged as collateral primarily for credit and debit card settlement obligations.

13.  LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                      September 30,
                                             --------------------------------
(In thousands)                                    1998              1997
-----------------------------------------    --------------    --------------
Single-family residential                    $   1,772,784     $     747,070
Home equity                                        135,122            44,088
Real estate construction and ground                209,247           106,813
Commercial real estate and multifamily              75,877            53,816
Commercial                                         279,416           152,483
Credit card                                            --            987,149
Automobile                                         232,826           149,868
Home improvement and related loans                  60,570            55,453
Overdraft lines of credit and
   other consumer                                   33,484            36,029
                                             --------------    ---------------
                                                 2,799,326         2,332,769

Less:
 Undisbursed portion of loans                      207,921           106,217
 Unearned discounts and net
    deferred loan origination costs                 (2,709)           (2,026)
 Allowance for losses on loans                      60,157           105,679
                                             --------------    ---------------
                                                   265,369           209,870
                                             --------------    ---------------
   Total                                     $   2,533,957     $   2,122,899
                                             ==============    ===============

The Bank serviced loans owned by others amounting to $5,681.2 and $9,731.8 million at September 30, 1998 and 1997, respectively.

Accrued interest receivable on loans totaled $15.2 and $19.0 million at September 30, 1998 and 1997, respectively, and is included in other assets in the Consolidated Balance Sheets.

14.  REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                         September 30,
                                               --------------------------------
(In thousands)                                      1998              1997
---------------------------------------------- --------------    --------------

Real estate held for investment                $       3,819     $       3,819
Real estate held for sale                            218,972           231,407
                                               --------------    --------------
     Sub-total                                       222,791           235,226
                                               --------------    --------------
Less:
 Allowance for losses on real estate held
    for investment                                       202               198
 Allowance for losses on real estate held
    for sale                                         153,564           140,738
                                               --------------    --------------
                                                     153,766           140,936
                                               --------------    --------------
Total real estate held for investment or sale  $      69,025     $      94,290
                                               ==============    ==============

Loss on real estate held for investment or sale is composed of the following:

                                                 September 30,
                                ----------------------------------------------
(In thousands)                       1998            1997            1996
------------------------------  --------------  --------------  --------------
Provision for losses            $     (18,860)  $     (19,623)  $     (26,341)
Net loss from operating
    properties                           (288)           (221)           (350)
Net gain on sales                       2,609           1,156           2,278
                                --------------  --------------  --------------
 Total                          $     (16,539)  $     (18,688)  $     (24,413)
                                ==============  ==============  ==============

15.  ALLOWANCES FOR LOSSES - THE BANK

Activity in the allowances for losses on loans receivable and real estate held for investment or sale is summarized as follows:
                                                                   Real Estate
                                                                    Held for
                                                   Loans           Investment
(In thousands)                                   Receivable          or Sale
------------------------------------------------ ----------       -------------
Balance, September 30, 1995                      $  60,496        $  135,236
  Provision for losses                             115,740            26,341
  Charge-offs                                      (92,047)          (34,867)
  Recoveries                                        11,334               --
                                                 ----------       ------------
Balance, September 30, 1996                         95,523           126,710
  Provision for losses                             125,115            19,623
  Increase due to acquisition of loans                 118               --
  Charge-offs                                     (126,506)           (5,397)
  Recoveries                                        11,429               --
                                                 ----------       ------------
Balance, September 30, 1997                        105,679           140,936
  Provision for losses                             150,829            18,860
  Reduction due to sale of credit card portfolio   (87,609)              --
  Charge-offs                                     (122,652)           (6,030)
  Recoveries                                        13,910               --
                                                 ----------       ------------
Balance, September 30, 1998                      $  60,157        $  153,766
                                                 ==========       ============

The allowances for losses at September 30, 1998 are based on management's estimates of the amount of allowances required to reflect the losses incurred in the loan and real estate portfolios based on circumstances and conditions known at the time. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

16.  ASSET-BACKED TRANSACTIONS - THE BANK

The Bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors.

The Bank sold credit card receivables and received gross proceeds of $1,000.5, $1,084.5 and $919.0 million during the years ended September 30, 1998, 1997 and 1996, respectively. The Bank recognized gains of $83.4 million on credit card securitization transactions during fiscal 1998, including gains on sales of new receivables into existing trusts. During fiscal 1997, the Bank recognized gains of $33.1 million on credit card securitization transactions, including sales of new receivables into existing trusts. No gains or losses were recorded on credit card securitization transactions during fiscal 1996. See Summary of Significant Accounting Policies - The Bank. At September 30, 1997, outstanding trust certificate balances related to these and previous securitizations were $4,015.2 million and the related receivable balances contained in the trusts were $4,659.7 million. On September 30, 1998, the Bank sold its credit card portfolio and related operations, including its rights to the excess cash flows generated from such credit card securitizations. See Note 8.

The Bank sold amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations and received gross proceeds of $36.0, $144.2 and $42.1 million during fiscal 1998, 1997 and 1996, respectively. Losses of $1.8 and $7.2 million were recognized for the years ended September 30, 1998 and 1997, respectively, and are included in servicing and securitization income in the Consolidated Statements of Operations. No gains or losses were recorded for the year ended September 30, 1996. Outstanding trust certificate balances related to the securitizations were $225.9 million at September 30, 1997. On September 30, 1998, the Bank sold its credit card portfolio and related operations, including its obligations associated with such spread account securitizations. See Note 8.

The Bank sold automobile loan receivables and received gross proceeds of $534.7, $938.9 and $475.3 million during the years ended September 30, 1998, 1997 and 1996, respectively. Gains recognized on these transactions were $23.1, $26.9 and $7.3 million, respectively, for the years ended September 30, 1998, 1997 and 1996. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $1,055.7 million at September 30, 1998, $12.6 million of which represents subordinate classes of certificates retained by the Bank. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $1,083.0 million at September 30, 1997, $7.9 million of which represents a subordinate class of certificates retained by the Bank. These retained certificates were classified as trading securities at September 30, 1998 and 1997 and had carrying values of $11.3 and $7.9 million, respectively. See Summary of Significant Accounting Policies - The Bank. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

The Bank sold home equity credit line receivables and received gross proceeds of $181.4, $24.0 and $96.5 million during the years ended September 30, 1998, 1997 and 1996, respectively. The Bank recognized gains of $13.8, $3.4 and $4.7 million on home equity credit line transactions during the years ended September 30, 1998, 1997 and 1996, respectively, including gains on sale of new receivables into existing trusts for fiscal 1998 and 1997. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $305.7 million at September 30, 1998 and $325.8 million at September 30, 1997. The Bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

During the years ended September 30, 1998 and 1997, the Bank sold home loan and home equity receivables in asset-backed transactions to investors representing interests in the trusts. The gross proceeds received on these sales were $163.3 and $216.2 million for the years ended September 30, 1998 and 1997, respectively. The gains recognized on these transactions were $8.8 and $11.2 million for the years ended September 30, 1998 and 1997, respectively. At September 30, 1998, the outstanding trust certificate balances and the related receivable balances contained in the trust were $148.0 million and the Bank serviced the underlying loans. At September 30, 1997, the outstanding trust certificate balances and the related receivable balances contained in the trust were $133.3 million. See Note 28.

The Bank sold home loan receivables and received gross proceeds of $4.0, $154.4 and $153.5 million for the years ended September 30, 1998, 1997 and 1996, respectively. Gains recognized on these transactions were $0.4, $7.2 and $9.5 million for the years ended September 30, 1998, 1997 and 1996, respectively. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $168.7 million at September 30, 1998 and $246.8 million at September 30, 1997. The Bank continues to service the underlying loans and is contingently liable under credit enhancement facilities related to these transactions. See Note 28.

17.  PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                             Estimated                   September 30,
                               Useful          --------------------------------
(In thousands)                  Lives               1998               1997
-------------------------- ----------------    --------------   ---------------
Land                             --            $      51,044    $       49,925
Construction in progress         --                    8,830             1,950
Buildings and improvements   10-45 years             129,716           122,326
Leasehold improvements        5-20 years              90,967            83,526
Furniture and equipment       5-10 years             188,705           182,044
Automobiles                    3-5 years               2,336             2,303
                                               --------------   ---------------
                                                     471,598           442,074
Less:
   Accumulated depreciation and amortization         185,682           168,512
                                               --------------   ---------------
      Total                                    $     285,916    $      273,562
                                               ==============   ===============

Depreciation and amortization expense amounted to $34.0, $28.7 and $24.6 million for the years ended September 30, 1998, 1997 and 1996, respectively.

18.  LEASES - THE BANK

The Bank has noncancelable, long-term leases for office premises and retail space, which have a variety of terms expiring from fiscal 1999 to 2019 and ground leases which have terms expiring from fiscal 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1998:

               Year Ending
              September 30,         (In thousands)
              -------------          -------------
                   1999              $     14,631
                   2000                    13,832
                   2001                    12,411
                   2002                    10,621
                   2003                     9,099
                Thereafter                 71,049
                                     -------------
                  Total              $    131,643
                                     =============

Rent expense totaled $16.6, $16.1 and $13.5 million for the years ended September 30, 1998, 1997 and 1996, respectively.

19.  DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                September 30,
                             --------------------------------------------------
                                       1998                      1997
                             ------------------------  ------------------------

                                            Weighted                  Weighted
                                             Average                   Average
(Dollars in thousands)          Amount        Rate        Amount        Rate
---------------------------  ------------  ----------  ------------  ----------
Demand accounts              $   302,529       --      $   215,678       --
NOW accounts                   1,027,310       1.32%       904,697       2.42%
Money market deposit
    accounts                   1,019,569       3.62%       983,016       3.97%
Statement savings accounts       913,467       2.41%       907,141       3.48%
Other deposit accounts            97,696       2.10%        79,071       2.99%
Certificate accounts, less
    than $100                  1,157,603       5.20%     1,156,724       5.50%
Certificate accounts, $100
    or more                      370,056       5.69%       647,429       5.69%
                             ------------              ------------
    Total                    $ 4,888,230       3.19%   $ 4,893,756       3.99%
                             ============              ============

Interest expense on deposit accounts is composed of the following:

                                              Year Ended September 30,
                                     ----------------------------------------
(In thousands)                           1998          1997          1996
---------------------------------    ------------  ------------  ------------
NOW accounts                         $     19,796  $     21,882  $     23,044
Money market deposit accounts              38,756        38,644        38,317
Statement savings accounts                 28,419        30,927        30,034
Certificate accounts                       89,958        75,180        69,180
Other deposit accounts                      2,389         2,274         1,994
                                     ------------  ------------  ------------
    Total                            $    179,318  $    168,907  $    162,569
                                     ============  ============  ============


Outstanding certificate accounts at September 30, 1998 mature in the years indicated as follows:

                Year Ending
                September 30,        (In thousands)
                -------------        --------------
                    1999             $ 1,236,272
                    2000                 190,466
                    2001                  40,076
                    2002                  29,257
                    2003                  31,588
                                     --------------
                    Total            $ 1,527,659
                                     ==============

At September 30, 1998, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                    (In thousands)
                                     -----------
Three months or less                 $   229,540
Over three months through six months      59,546
Over six months through 12 months         54,525
Over 12 months                            26,445
                                     -----------
   Total                             $   370,056
                                     ===========

20.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
               SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                         September 30,
                                                 -----------------------------
(In thousands)                                     1998      1997      1996
------------------------------------------------ --------- --------- ---------
Securities sold under repurchase agreements:
  Balance at year-end                            $ 387,305 $   2,606 $ 576,823
  Average amount outstanding during the year       302,564   483,076    59,687
  Maximum amount outstanding at any month-end      806,393   946,090   576,823
  Amount maturing within 30 days                   387,305     2,606   576,576
  Weighted average interest rate during the year 5.68% 5.48% 5.50% Weighted average interest rate on year-end
    balances                                         5.63%     5.35%     5.41%

Other short-term borrowings:
  Balance at year-end                            $ 104,449 $  72,215 $  60,318
  Average amount outstanding during the year        72,826    39,126    13,641
  Maximum amount outstanding at any month-end      107,845    72,241    60,318
  Amount maturing within 30 days                   104,449    72,215    60,318
  Weighted average interest rate during the year 5.08% 5.11% 5.04% Weighted average interest rate on year-end
    balances                                         5.19%     5.34%     5.63%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities at the maturities of the agreements.

At September 30, 1998, the Bank had pledged mortgage-backed securities with a book value of $162.3 million to secure certain other short-term borrowings.

21.  FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1998, advances from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $352.0 million. Of the total advances at September 30, 1998, $275.0 million have a weighted average interest rate of 5.55%, adjust quarterly based on the one-month London Interbank Offered Rate ("LIBOR") and mature over varying periods between October 1998 and January 1999. The weighted average interest rate on the remaining $77.0 million is 6.14%, which is fixed for the term of the advances and which mature over varying periods between October 1998 and June 2013.

Under a Specific Collateral Agreement with the FHLB, advances are secured by all of the Bank's FHLB stock and certain mortgage-backed securities with a book value of $1,134.2 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1998 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

22.  CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt are composed of the following:

                                                        September 30,
                                       Issue        ------------------- Interest
(Dollars in thousands)                  Date          1998      1997     Rate
--------------------------------  ----------------- --------- --------- -------
Subordinated debentures due 2005  November 23, 1993 $ 150,000 $ 150,000  9 1/4%
Subordinated debentures due 2008  December 3, 1996    100,000   100,000  9 1/4%
                                                    --------- ---------
         Total                                      $ 250,000 $ 250,000
                                                    ========= =========

The 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures") are subject to redemption at any time on or after December 1, 2001, at the option of the Bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

   If redeemed during the 12-month period           Redemption
     beginning December 1,                             Price
---------------------------------------------      --------------
                                                   (In thousands)
              2001                                   $ 104.625
              2002                                   $ 103.700
              2003                                   $ 102.775
              2004                                   $ 101.850
              2005                                   $ 100.925
              2006 and thereafter                    $ 100.000


The 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") are subject to redemption at any time on or after December 1, 1998, at the option of the Bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

   If redeemed during the 12-month period           Redemption
     beginning December 1,                             Price
---------------------------------------------      --------------
                                                   (In thousands)
              1998                                   $ 104.625
              1999                                   $ 103.700
              2000                                   $ 102.775
              2001                                   $ 101.850
              2002                                   $ 100.925
              2003 and thereafter                    $ 100.000

The indenture pursuant to which the 1993 Debentures were sold (the "Indenture") provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the Bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the Bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 23.

The Bank received OTS approval to include the principal amount of the 1996 Debentures and the 1993 Debentures in the Bank's supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $8.6 and $9.4 million at September 30, 1998 and 1997, respectively, and are included in other assets in the Consolidated Balance Sheets.

23. real estate investment trust subsidiary - THE BANK

On December 3, 1996, a new real estate investment trust subsidiary of the Bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "REIT Preferred Stock"), and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

If redeemed during the 12-month period         Redemption
   beginning January 15,                         Price
---------------------------------------      --------------
                                             (In thousands)
              2007                             $ 52.594
              2008                             $ 52.075
              2009                             $ 51.556
              2010                             $ 51.038
              2011                             $ 50.519
              2012 and thereafter              $ 50.000

The Bank received OTS approval to include the proceeds from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank's core capital. The net cash proceeds from the sale of the REIT Preferred Stock is reflected in minority interest - other in the Trust's Consolidated Balance Sheets. Dividends on the REIT Preferred Stock are presented as a reduction of net income in the Consolidated Statements of Operations.

24.  PREFERRED STOCK - THE BANK

Cash Dividends on the Bank's Noncumulative Perpetual Preferred Stock, Series A (the "Preferred Stock") are payable quarterly in arrears at an annual rate of 13%. If the Board of Directors does not declare the full amount of the noncumulative cash dividend accrued in respect of any quarterly dividend period, in lieu thereof the Board of Directors will be required to declare (subject to regulatory and other restrictions) a stock dividend in the form of a new series of payment-in-kind preferred stock of the Bank.

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

The Preferred Stock is redeemable by the Bank at its option at any time on and after May 1, 2003, in whole or in part, at the following per share redemption prices in cash, plus, in each case, an amount in cash equal to accrued and unpaid dividends for the then-current dividend period:

If redeemed during the 12-month period          Redemption
   beginning May 1,                               Price
---------------------------------------      --------------
                                              (In thousands)
              2003                              $ 27.250
              2004                              $ 27.025
              2005                              $ 26.800
              2006                              $ 26.575
              2007                              $ 26.350
              2008                              $ 26.125
              2009                              $ 25.900
              2010                              $ 25.675
              2011                              $ 25.450
              2012                              $ 25.225
              2013 and thereafter               $ 25.000

25.  RETIREMENT PLAN - THE BANK

The Bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $7.3, $5.6 and $4.7 million for the years ended September 30, 1998, 1997 and 1996, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank's common stock.

26.  REGULATORY MATTERS - THE BANK

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank's regulatory capital requirements at September 30, 1998 were a 1.5% tangible capital requirement, a 3.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September 30, 1998, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the Bank's understanding of the applicable FIRREA and "prompt corrective action" regulations and related interpretations.

                                                          SEPTEMBER 30, 1998
                                 ------------------------------------------------------------------
                                                               MINIMUM                EXCESS
                                         ACTUAL          CAPITAL REQUIREMENT          CAPITAL
                                 ---------------------- ---------------------- --------------------
                                              As a % of              As a % of            As a % of
(Dollars in thousands)             Amount     Assets(4)   Amount     Assets     Amount    Assets
-------------------------------- ----------  ---------- ---------- ----------- --------- ----------
Capital per financial statements $ 464,757
 Minority interest in REIT
  Subsidiary(1)                    144,000
 Net unrealized holding gains(2)       (58)
Adjusted capital                   608,699

Adjustments for tangible and
 core capital:
 Intangible assets                 (63,144)
 Non-allowable minority interest
  in REIT Subsidiary(1)            (11,433)
 Non-includable subsidiaries(3)     (3,852)
Total tangible capital             530,270        7.93% $ 100,253        1.50% $ 430,017      6.43%
                                 ----------  ========== ========== =========== ========= ==========
Total core capital(4)              530,270        7.93% $ 267,342        4.00% $ 262,928      3.93%
                                 ----------  ========== ========== =========== ========= ==========

Tier 1 risk-based capital(4)       530,270       12.93% $ 172,572        4.00% $ 357,698      8.93%
                                 ----------  ========== ========== =========== ========= ==========
Adjustments for total risk-based
 capital:
 Subordinated capital debentures   250,000
 Allowance for general loan
  losses                            53,036
   Total supplementary capital     303,036
   Total available capital         833,306
 Equity investments(3)             (11,133)
                                 ----------
Total risk-based capital(4)      $ 822,173      20.70 % $ 345,143        8.00% $ 477,030     12.70%
                                 ==========  ========== ========== =========== ========= ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $788,000 representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a credit against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

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

                                                          SEPTEMBER 30, 1997
                                 ------------------------------------------------------------------
                                                               MINIMUM                EXCESS
                                         ACTUAL          CAPITAL REQUIREMENT          CAPITAL
                                 ---------------------- ---------------------- --------------------
                                              As a % of              As a % of            As a % of
(Dollars in thousands)             Amount     Assets(4)   Amount     Assets     Amount    Assets
-------------------------------- ----------  ---------- ---------- ----------- --------- ----------
Capital per financial statements $ 363,246
 Minority interest in REIT
  Subsidiary(1)                    144,000
 Net unrealized holding gains(2)       493
Adjusted capital                   507,739

Adjustments for tangible and
 core capital:
 Intangible assets                 (44,251)
 Non-allowable minority interest
  in REIT Subsidiary(1)            (38,758)
 Non-includable subsidiaries(3)     (3,762)
Total tangible capital             420,968        6.96% $  90,715        1.50% $ 330,253      5.46%
                                 ----------  ========== ========== =========== ========= ==========
Total core capital(4)              420,968        6.96% $ 241,907        4.00% $ 179,061      2.96%
                                 ----------  ========== ========== =========== ========= ==========

Tier 1 risk-based capital(4)       420,968        7.24% $ 232,713        4.00% $ 188,255      3.24%
                                 ----------  ========== ========== =========== ========= ==========

Adjustments for total risk-based
 capital:
 Subordinated capital debentures   250,000
 Allowance for general loan
  losses                            92,962
   Total supplementary capital     342,962
 Excess allowance for loan losses  (19,989)
 Adjusted supplementary capital    322,973
   Total available capital         743,941
 Equity investments(3)             (14,556)
                                 ----------
Total risk-based capital(4)      $ 729,385      13.50 % $ 465,426        8.00% $ 263,959      5.50%
                                 ==========  ========== ========== =========== ========= ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $964,000 representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a credit against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

At September 30, 1998 and 1997, the Bank had $4.1 and $4.0 million, respectively, in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 1998 and 1997, the Bank also had two equity investments with an aggregate balance, after subsequent valuation allowances, of $11.7 and $15.3 million, respectively, which were fully deducted from total risk-based capital.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The following table sets forth the Bank's REO at September 30, 1998, after valuation allowances of $166.9 million, by the fiscal year in which the property was acquired through foreclosure.

                 Fiscal Year         (In thousands)
                 -----------         --------------
                    1990              $ 19,023(1)(2)
                    1991                36,619(2)
                    1992                   100(2)
                    1993                   --
                    1994                   732
                    1995                 5,907
                    1996                    --
                    1997                    --
                    1998                 3,027
                                      ---------
                 Total REO            $ 65,408
                                      =========


(1) Includes REO with an aggregate net book value of $11.1 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $44.6 million, for which the Bank received an extension of the holding periods through February 17, 1999.

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

27.  TRANSACTIONS WITH RELATED PARTIES - THE BANK

Loans Receivable

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1998 is as follows:

                                    (In thousands)
                                    ---------------
Balance, September 30, 1997         $        2,432
  Additions                                  3,276
  Reductions                                (2,313)
                                    ---------------
Balance, September 30, 1998         $        3,395
                                    ================

Services

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $24,000, $42,000 and $366,000 for the years ended September 30, 1998, 1997 and
1996, respectively.

The law firm in which one director of the Bank is a partner received $4.6, $4.9 and $3.2 million for legal services rendered to the Bank during the years ended September 30, 1998, 1997 and 1996 respectively.

For the years ended September 30, 1998, 1997 and 1996, one of the directors of the Bank was paid $75,000, $50,000 and $37,000, respectively, for consulting services rendered to the Bank. Another director of the Bank was paid total fees of $100,000 for each of the years ended September 30, 1998, 1997 and 1996, respectively, for consulting services. A third director of the Bank was paid $50,000 and $17,000 for consulting services rendered to the Bank for the years ended September 30, 1998 and 1997, respectively.

Tax Sharing Agreement

The Bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $5.6, $9.8 and $25.0 million to the Trust during fiscal 1998, 1997 and 1996, respectively, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1998, 1997 and 1996 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. Under the terms of the Bank's board resolution, the Bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval. See Note 26. At September 30, 1998, the estimated tax sharing payment payable to the Trust by the Bank was $6.6 million. There was no tax sharing payment payable to the Trust by the Bank at September 30, 1997.

Other

The Bank paid $5.0, $4.9 and $4.5 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 1998, 1997 and 1996, respectively.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation ("Lake") and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $28.0 and $26.5 million at September 30, 1998 and 1997, respectively. The Bank paid interest on the accounts amounting to $0.9, $0.6 and $1.1 million during fiscal years ended 1998, 1997 and 1996, respectively.

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

The contract or notional amount of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contract or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank is also a party to derivative financial instruments that do not have off-balance-sheet risk (e.g., interest-rate cap agreements).

Commitments to Extend Credit

The Bank had approximately $1.1 billion of commitments to extend credit at September 30, 1998. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank's normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 1998, the Bank had written standby letters of credit in the amount of $31.4 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $18.9 million will expire in fiscal 1999 and the remainder will expire over time through fiscal 2001. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. Mortgage-backed securities with a book value of $3.8 million were pledged as collateral for certain of these letters of credit at September 30, 1998.

Recourse Arrangements

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $110.2 and $12.5 million, respectively, at September 30, 1998, and $117.7 and $8.0 million, respectively, at September 30, 1997, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $11.3 and $8.0 million at September 30, 1998 and 1997, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At September 30, 1998, recourse to the Bank under these arrangements was $6.5 million, consisting of restricted cash accounts amounting to $2.6 million and overcollateralization of receivables of $3.9 million.

Derivative Financial Instruments

Interest-rate cap agreements are used to limit the Bank's exposure to rising short-term interest rates related to the retained portion of certain of its asset-backed securitizations. At September 30, 1998, the Bank was a party to two interest-rate cap agreements with an aggregate notional amount of $205.6 million with maturity dates ranging from October 15, 1998 through June 30, 1999. One of the interest-rate cap agreements with a notional amount of $200.0 million entitles the Bank to receive compensatory payments from the cap provider, which is a AAA-rated (by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 7.00% and (b) the then outstanding notional principal amount for a predetermined period of time. The second interest-rate cap agreement with a notional amount of $5.6 million entitles the Bank to receive compensatory payments from the cap provider, which is a AA-rated (for long term debt as rated by Standard & Poor's) counterparty, equal to the product of (a) the amount by which the one-month LIBOR exceeds 9.00% and (b) the then outstanding notional principal amount for the predetermined period of time. The Bank has no obligation to make payments to the provider of the cap or any other party. The Bank is exposed to credit losses in the event of nonperformance by the counterparty, but does not expect the counterparty to fail to meet its obligation given its credit rating.

To manage the potentially adverse impact of interest rate movements on its held for sale fixed-rate mortgage loan pipeline, the Bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments and mortgage-backed security forward purchase commitments. Forward sale commitments are used to sell specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price.

At September 30, 1998, the Bank had mortgage-backed security forward sale commitments of $39.1 million. At September 30, 1998, the Bank had no whole loan forward sale commitments. In addition, at September 30, 1998, the Bank had $12.9 million in mortgage security forward purchase commitments related to its hedging activities. Forward commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward commitment matures.

Concentrations of Credit

The Bank's principal real estate lending market is the metropolitan Washington, D.C. area. In addition, a significant portion of the Bank's consumer loan portfolio was generated by customers residing in the metropolitan Washington, D.C. area. Service industries and federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

29.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the Bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Because the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the Bank's financial instruments at September 30, 1998 and 1997 are as follows:

                                                             September 30,
                                       -----------------------------------------------------------
                                                 1998                            1997
                                       ------------------------    -------------------------------
                                        Carrying      Fair            Carrying          Fair
(In thousands)                           Amount       Value            Amount           Value
-------------------------------------- ----------  ------------    --------------  ---------------
Financial assets:

Cash, due from banks,
 interest-bearing deposits, federal
 funds sold and securities purchased
 under agreements to resell           $1,216,456    $1,216,456       $   651,891     $   651,891
Loans held for sale                       56,287        56,991           102,749         103,819
Loans held for securitization and sale   125,000       125,000           220,000         220,000
Trading securities                        11,319        11,319             7,899           7,899
Investment securities                     43,999        44,528             4,998           5,012
Mortgage-backed securities             2,025,817     2,014,819         1,985,707       1,984,667
Loans receivable, net                  2,533,957     2,597,497         2,122,899       2,207,229
Other financial assets                   272,997       274,719           516,849         515,387


Financial liabilities:

Deposit accounts with
 no stated maturities                  3,360,571     3,360,571         3,089,603       3,089,603
Deposit accounts with
 stated maturities                     1,527,659     1,521,752         1,804,153       1,810,245
Securities sold under repurchase
 agreements and other short-term
 borrowings, notes payable and
 Federal Home Loan Bank advances         844,211       842,155           270,351         270,920
Capital notes-subordinated               241,417(1)    243,750           240,618(1)      256,875
Other financial liabilities               98,354        98,354           108,684         108,684
--------------------------------------------------------------------------------------------------

(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1998 and 1997:

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

Loans receivable, net: Fair value of certain homogeneous groups of loans (e.g. single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g. home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. Because credit card receivables were generally sold at face value through the Bank's securitization program, such face value was used as the estimated fair value of these receivables at September 30, 1997. The fair value of the Bank's loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

Other financial assets: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. Interest-only strips are carried at fair value. The fair value of one of the Bank's investments is based on quoted market prices. The fair value of the Bank's interest-rate cap agreements is based on dealer quotes.

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

31. COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result from the resolution of these matters.

32. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 1998, 1997 and 1996, consist of the following:

                                                                 Year Ended September 30,
                                                ------------------------------------------------------------
(In thousands)                                         1998                1997                 1996
----------------------------------------------  ------------------- -------------------  -------------------
Current provision (benefit):
  Federal                                                 $ 94,828             $(1,800)              $5,628
  State                                                      2,948               1,658                2,799
                                                ------------------- -------------------  -------------------
                                                            97,776                (142)               8,427
                                                ------------------- -------------------  -------------------

Deferred provision (benefit):
  Federal                                                  (35,291)             16,113                (513)
  State                                                    (19,616)             (3,159)                386
                                                ------------------- -------------------  -------------------
                                                           (54,907)             12,954                (127)
                                                ------------------- -------------------  -------------------

Subtotal                                                    42,869              12,812               8,300

Tax effect of other items:
  Tax effect of extraordinary item                          (5,169)                --                  --
  Tax effect of net unrealized holding gains
    (losses) reported in stockholders' equity                  361                 904                 809
                                                ------------------- -------------------  -------------------

Total                                                     $ 38,061            $ 13,716            $  9,109
                                                =================== ===================  ===================

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                      Year Ended September 30,
                                                     ------------------------------------------------------------
(In thousands)                                              1998                1997                 1996
---------------------------------------------------  ------------------- -------------------  -------------------
Computed tax at statutory Federal income tax rate              $ 58,077            $ 21,418               $7,003
Increase (reduction) in taxes resulting from:
 Minority interest                                               (5,447)             (4,524)                 --
 Goodwill and other purchase accounting adjustments                 389                 699                1,626
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                     (7,074)              7,066                8,883
 State income taxes                                              (4,397)             (7,953)             (12,277)
 Other                                                            1,321              (3,894)               3,066
                                                     ------------------- -------------------  -------------------
                                                               $ 42,869            $ 12,812             $  8,301
                                                     =================== ===================  ===================

The components of the net deferred tax asset were as follows:

                                                                September 30,
                                                 --------------------------------------------
(In thousands)                                           1998                   1997
------------------------------------------------ ---------------------  ---------------------
Deferred tax assets:
  Provision for losses in excess of deductions               $25,103                $44,571
  Amortization of intangible                                   5,736                     --
  Unrealized losses on real estate owned                       4,836                  4,198
  Property                                                     7,211                  7,211
  State net operating losses                                  29,011                 21,351
  Amortization of servicing asset                              3,718                     --
  Partnership investments                                      1,811                  2,384
  Asset securitization                                        26,184                     --
  Forgiveness of debt                                          3,483                  3,928
  Deferred loan fees                                           3,416                     --
  Depreciation                                                 2,670                  2,307
  Compensation deferrals                                       4,371                     --
  Other                                                        5,298                  5,268
                                                 ---------------------  ---------------------
  Gross deferred tax assets                                  122,848                 91,218
                                                 ---------------------  ---------------------

Deferred tax liabilities:
  Net unrealized holding gains on securities                  (2,467)                (3,342)
      available-for-sale
  Deferred loan fees                                              --                   (541)
  Asset securitizations                                           --                (16,565)
  Saul Holdings                                               (4,509)                (4,509)
  Depreciation                                                  (712)                (4,096)
  FHLB stock dividends                                        (3,288)                (3,525)
  Other                                                       (2,950)                (3,879)
                                                 ---------------------  ---------------------
  Gross deferred tax liabilities                             (13,926)               (36,457)
                                                 ---------------------  ---------------------

Valuation allowance                                          (17,623)               (19,349)
                                                 ---------------------  ---------------------

Net deferred tax asset                                      $ 91,299               $ 35,412
                                                 =====================  =====================

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 1998, management has maintained a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the Bank has generated taxable income while the Real Estate Trust has generated taxable losses. The net operating loss carryforwards are not expected to be realizable for state tax purposes. For federal tax purposes, there are no net operating loss carryforwards.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $5.6, $9.8 and $25.0 million, respectively, to the Trust during fiscal 1998, 1997 and 1996.

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

As of September 30, 1998, there was no alternative minimum tax carryforward.

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

At September 30, 1998, 1997, and 1996, the amount of dividends in arrears on the preferred shares was $34.0 million ($65.98 per share), $36.2 million ($70.21 per share) and $31.6 million ($61.17 per share), respectively. Based on the dividends paid on the preferred shares during fiscal 1996, the Trust recorded a liability at September 30, 1996, equal to the total dividends in arrears on that date. The Trust paid preferred dividends of $7.6 million, $750,000 and $500,000 in fiscal 1998, 1997 and 1996, respectively.

34. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST



                                                                         Year Ended September 30, 1998
                                         -------------------------------------------------------------------------------------------
(In thousands, except per share amounts)       December                 March                   June                September
---------------------------------------- ----------------------  ---------------------  ---------------------  ---------------------
Real Estate Trust:
 Total income                                         $ 21,749               $ 22,167               $ 28,833               $ 25,843
 Operating loss                                         (7,430)                (5,542)                (1,975)                (3,510)
The Bank:
 Interest income                                       106,395                106,774                109,795                112,843
 Interest expense                                       58,292                 55,180                 61,606                 63,332
 Provision for loan losses                             (35,062)               (16,612)               (28,298)               (70,857)
 Other income                                          129,369                 95,820                 87,530                329,138
 Operating income (loss)                                29,433                 12,474                (17,624)               160,124
Total Company:
Operating income (loss)                                 22,003                  6,932                (19,599)               156,614
Income (loss) before minority interest                  16,156                 (3,086)                (9,528)               119,539
Net income (loss)                                        6,856                (10,153)               (13,299)                82,720
Net income (loss) per common share                        1.14                  (2.38)                 (3.04)                 16.86

------------------------------------------------------------------------------------------------------------------------------------

                                                                        Year Ended September 30, 1997
                                         -------------------------------------------------------------------------------------------
(In thousands, except per share amounts)       December                 March                   June                September
---------------------------------------- ----------------------  ---------------------  ---------------------  ---------------------
Real Estate Trust:
 Total income                                         $ 19,020               $ 18,653               $ 23,448               $ 23,448
 Operating loss                                         (7,092)                (6,762)                (2,167)                (2,966)
The Bank:
 Interest income                                       115,271                123,286                120,748                 91,175
 Interest expense                                       57,544                 61,911                 61,246                 59,114
 Provision for loan losses                             (26,840)               (26,922)               (36,129)               (35,224)
 Other income                                           87,611                 88,096                 90,158                147,112
 Operating income (loss)                                19,958                 20,126                 10,672                 29,425
Total Company:
Operating income                                        12,866                 13,364                  8,505                 26,459
Income (loss) before minority interest                   7,735                 10,333                  3,444                 26,872
Net income (loss)                                        2,303                  2,743                 (3,079)                16,893
Net income (loss) per common share                        0.20                   0.29                  (0.91)                  3.20

------------------------------------------------------------------------------------------------------------------------------------

35. INDUSTRY SEGMENT INFORMATION - TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.

                                                                                      Year Ended September 30
                                                               ---------------------------------------------------------------------
(In thousands)                                                         1998                    1997                   1996
-------------------------------------------------------------  ----------------------  ---------------------- ----------------------
INCOME
Hotels                                                                      $ 71,424                $ 59,464               $ 54,245
Office and industrial properties                                              22,883                  21,097                 17,590
Other                                                                          4,285                   4,008                  5,004
                                                               ----------------------  ---------------------- ----------------------
                                                                            $ 98,592                $ 84,569               $ 76,839
                                                               ======================  ====================== ======================


OPERATING PROFIT (LOSS)
Hotels                                                                      $ 19,175                $ 14,755               $ 12,635
Office and industrial properties                                              10,865                   9,020                  5,893
Other                                                                          4,546                   6,429                  6,702
                                                               ----------------------  ---------------------- ----------------------
                                                                              34,586                  30,204                 25,230
Gain (loss) on sales of property                                                (331)                    895                    (68)
Interest and debt expense                                                    (42,817)                (40,819)               (40,514)
Advisory fee, management and leasing fees - related parties                   (8,742)                 (7,995)                (7,423)
General and administrative                                                    (1,153)                 (1,272)                (1,401)
                                                               ======================  ====================== ======================
Operating loss                                                             $ (18,457)               $(18,987)              $(24,176)
                                                               ======================  ====================== ======================


IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                                                      $119,258                $ 86,815               $ 84,255
Office and industrial properties                                              75,332                  78,063                 78,388
Other                                                                        129,291                 135,695                131,860
                                                               ----------------------  ---------------------- ----------------------
                                                                            $323,881                $300,573               $294,503
                                                               ======================  ====================== ======================


DEPRECIATION
Hotels                                                                        $6,733                  $6,186                 $5,535
Office and industrial properties                                               4,387                   4,311                  4,446
Other                                                                             50                      46                     39
                                                               ----------------------  ---------------------- ----------------------
                                                                            $ 11,170                $ 10,543               $ 10,020
                                                               ======================  ====================== ======================

CAPITAL EXPENDITURES
Hotels                                                                      $ 39,539                  $8,462                 $4,769
Office and industrial properties                                               6,389                   5,288                  2,444
Other                                                                            537                   1,079                    195
                                                               ----------------------  ---------------------- ----------------------
                                                                            $ 46,465                $ 14,829                 $7,408
                                                               ======================  ====================== ======================

36. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                         September 30,
                                                                         ----------------------------------------------
(In thousands)                                                                    1998                    1997
--------------------------------------------------------------------     ----------------------- -----------------------
ASSETS
Income-producing properties                                                            $279,951                $242,450
Accumulated depreciation                                                                (96,072)                (85,915)
                                                                         ----------------------- -----------------------
                                                                                        183,879                 156,535
Land parcels                                                                             40,110                  42,160
Construction in progress                                                                  8,694                   2,480
Equity investment in bank                                                               288,965                 205,552
Cash and cash equivalents                                                                13,950                  18,248
Other assets                                                                             76,799                  81,150
                                                                         ----------------------- -----------------------
    TOTAL ASSETS                                                                       $612,397                $506,125
                                                                         ======================= =======================

LIABILITIES
Mortgage notes payable                                                                 $198,874                $180,204
Notes payable - secured                                                                 200,000                 175,000
Notes payable - unsecured                                                                50,335                  46,633
Deferred gains - real estate                                                            112,883                 112,883
Accrued dividends payable - preferred
  shares of beneficial interest                                                          34,049                  36,231
Other liabilities and accrued expenses                                                   39,895                  39,959
                                                                         ----------------------- -----------------------
    Total liabilities                                                                   636,036                 590,910
                                                                         ----------------------- -----------------------
TOTAL SHAREHOLDERS' DEFICIT*                                                            (23,639)                (84,785)
                                                                         ======================= =======================
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                            $612,397                $506,125
                                                                         ======================= =======================

* See Consolidated Statements of Shareholders' Deficit

CONDENSED STATEMENTS OF OPERATIONS

                                                                             For the Year Ended September 30
                                                           ---------------------------------------------------------------------
(In thousands)                                                     1998                    1997                   1996
---------------------------------------------------------- ---------------------- ----------------------- ----------------------
Total income                                                            $ 98,592                $ 84,569               $ 76,839
Total expenses                                                          (118,636)               (108,601)              (104,321)
Equity in earnings of partnership investments                              1,918                   4,150                  3,374
Gain (loss) on sales of property                                            (331)                    895                    (68)
                                                           ---------------------- ----------------------- ----------------------
Real estate operating loss                                               (18,457)                (18,987)               (24,176)
Equity in earnings of bank                                                88,172                  27,391                 15,846
                                                           ---------------------- ----------------------- ----------------------
Total company operating income (loss)                                     69,715                   8,404                 (8,330)
Income tax benefit                                                        (6,010)                (10,456)                (8,252)
                                                           ---------------------- ----------------------- ----------------------
Income (loss) before extraordinary item                                   75,725                  18,860                    (78)
Extraordinary item: loss on early extinguishment of debt                  (9,601)                    --                     --
                                                           ---------------------- ----------------------- ----------------------

TOTAL COMPANY NET INCOME (LOSS)                                         $ 66,124                $ 18,860                  $ (78)
                                                           ====================== ======================= ======================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        For the Year Ended September 30
                                                                --------------------------------------------------------------------
(In thousands)                                                          1998                    1997                   1996
--------------------------------------------------------------- ---------------------- ----------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ 66,124                $ 18,860                 $ (78)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation                                                                 11,170                  10,543                10,020
  Loss (gain) on sales of property                                                328                    (895)                   68
  Early extinguishment of debt, net of taxes                                    9,601                      --                    --
  Equity in earnings of bank                                                  (88,172)                (27,391)              (15,846)
  (Increase) decrease in deferred tax asset                                       954                  (3,252)                 (192)
  Decrease (increase) in accounts receivable and accrued income                (1,229)                     17                (4,869)
  Increase in accounts payable and accrued expenses                             2,708                   1,058                   430
  (Increase) decrease in tax sharing receivable                                (6,545)                  2,492                16,606
  Other                                                                        19,799                   5,479                 2,893
                                                                ---------------------- ----------------------- ---------------------
Net cash provided by operating activities                                      14,738                   6,911                 9,032
                                                                ---------------------- ----------------------- ---------------------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures - properties                                             (19,815)                (10,120)               (7,408)
Property acquisitions                                                         (26,650)                 (4,709)                   --
Property sales                                                                     --                   1,399                 1,812
Equity investment in unconsolidated entities                                    1,348                   1,723                   639
Other investing activities                                                          2                      43                    50
                                                                ---------------------- ----------------------- ---------------------
Net cash used in investing activities                                         (45,115)                (11,664)               (4,907)
                                                                ---------------------- ----------------------- ---------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                  296,316                  32,894                 6,208
Repayments of long-term debt                                                 (245,287)                (24,033)              (11,471)
Costs of obtaining financings                                                  (7,295)                   (626)                 (201)
Loan prepayment fees                                                          (10,055)                     --                    --
Dividends paid                                                                 (7,600)                   (750)                 (500)
                                                                ---------------------- ----------------------- ---------------------
Net cash provided by (used in) financing activities                            26,079                   7,485                (5,964)
                                                                ---------------------- ----------------------- ---------------------
Net increase (decrease) in cash and cash equivalents                           (4,298)                  2,732                (1,839)
Cash and cash equivalents at beginning of year                                 18,248                  15,516                17,355
                                                                ---------------------- ----------------------- ---------------------
Cash and cash equivalents at end of year                                     $ 13,950                $ 18,248              $ 15,516
                                                                ====================== ======================= =====================

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

        Class Three Trustees --Terms End at 1999 Annual Meeting

Garland J. Bloom, Jr., age 67, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real state finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 65, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Officer of The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries with which he has been an associated since 1975, and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc.

      Class One Trustees --Terms End at 2000 Annual Meeting

Gilbert M. Grosvenor, age 67, has served as a Trustee since 1971. He also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 66, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. He also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board of the Bank, as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute. Mr. Saul is the father of B. Francis Saul III.

      Class Two Trustees --Terms End at 2001 Annual Meeting

George M. Rogers, Jr., age 65, has served as a Trustee since 1969. His professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the Bank. Mr. Rogers serves as a Director of the Bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 36, was elected a Trustee and Vice President of the Trust in 1997. He also serves as a Director and/or Officer of the Bank, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company, Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers, Inc. He is also a Director of the Greater Washington Boys and Girls Club and The Heights School. Mr. Saul is the son of B. Francis Saul II.


Executive Officers of the Trust Who Are Not Directors

Philip D. Caraci, age 60, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of
B. F. Saul Advisory Company, President of Franklin Property Company and a Director and President of Saul Centers, Inc.

Stephen R. Halpin, Jr., age 43, serves as Vice President and Chief Financial Officer of the Trust. He also serves as Executive Vice President and Chief Financial Officer of the Bank.

Ross E. Heasley, age 59, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

Henry Ravenel, Jr., age 64, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

William K. Albright, age 67, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 1998. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the Committees of the Board on which he served.

The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This Committee met four times during fiscal 1998.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin Property Company ("Franklin") in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This Committee did not meet during fiscal 1998.

The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the Board and to perform such other duties as may be assigned to it from time to time. This Committee did not meet during fiscal 1998.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each Board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1998, the Real Estate Trust paid total fees of $94,000 to the Trustees, including $15,000 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the Bank for his services as the Bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin receives compensation from the Bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 1998, 1997 or 1996.

The following table set forth the cash compensation paid by the Bank to Mr. Saul and Mr. Halpin for or with respect to the fiscal years ended September 30, 1998, 1997 and 1996 for all capacities in which they served during such fiscal years.

                           Summary Compensation Table
                               Annual Compensation
------------------------------------------------------------------------------
Name and Principal                                  Other Annual    All Other
  Position            Fiscal    Salary      Bonus   Compensation  Compensation
--------------------- ------ ------------ --------- ------------  ------------

B. Francis Saul II     1998   $1,353,528  $700,000     $   --     $725,873 (1)
  Chairman and Chief   1997    1,230,440   600,000         --      292,807 (2)
  Executive Officer    1996    1,015,054   500,000         --      214,426 (3)


Stephen R. Halpin, Jr. 1997     $400,010   $60,000     $   --     $159,073 (1)
  Vice President and   1997      375,402    54,000         --       69,167 (2)
  Chief Financial      1996      332,320    58,000         --       50,295 (3)
  Officer
---------------------
(1) The total amounts shown in the "All Other Compensation" column for fiscal 1998 consist of the following: (i) contributions made by the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($136,018) and Mr. Halpin ($20,170); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Saul ($14,724) and Mr. Halpin ($2,621); (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin ($9,600); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($575,131) and Mr. Halpin ($126,682).

(2) The total amounts shown in the "All Other Compensation" column for fiscal 1997 consist of the following contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($109,616) and Mr. Halpin ($16,164); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf Mr. Halpin ($2,325); (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin ($9,600); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($183,191) and Mr. Halpin ($41,078).

(3) The total amounts shown in the "All Other Compensation" column for fiscal 1996 consist of the contributions made by the Bank to the Bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul ($90,693) and Mr. Halpin ($14,373); (ii) the taxable benefit of premiums paid by the Bank for group term insurance on behalf of Mr. Halpin ($2,102); (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin ($9,000); and (iv) accrued earnings on awards previously made under the Bank's Deferred Compensation Plan on behalf of Mr. Saul ($123,733) and Mr. Halpin ($24,820).

Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the Bank to the accounts (the "Accounts") of the executive officers of the Bank named above for fiscal 1998 under the Bank's Deferred Compensation Plan (the "Plan").

            Long-Term Incentive Program - Awards in Last Fiscal Year

                          Number   Performance
                         of Shares   Or Other    Estimated Future Payouts Under
                           Units   Period Until   Non-Stock Price-Based Plans
Name and Principal       Or Other  Maturation   -------------------------------
  Position               Rights(1)  Or Payout   Threshold  Target(2)  Maximum
------------------------ --------- ------------ ---------  --------- ----------
B. Francis Saul II(3)(4)    N/A        2002     $550,000   $694,362  $1,140,480
  Chairman and Chief
  Executive Officer


Stephen R. Halpin, Jr.(4)   N/A        2008     $120,000   $214,902    $743,008
  Vice President and
  Chief Financial
  Officer
------------------------

(1) The estimated future payouts shown in the table are based on assumed performance rates for the Bank each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2008.

(2) The Plan does not establish any target performance levels. The payout amounts shown in this column have calculated assuming that the Bank's rate of return on average assets during each of the years in the performance period are the same as the Bank's rate of return during the fiscal year ended September 30, 1997.

(3) The payout amount shown for Mr. Saul is the estimated amount that would be payable to Mr. Saul if he continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the plan. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the Net Contribution (as defined ) in his account prior to the year 2008. Certain of the awards credited by the Bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the Bank to the Account maintained for the benefit of Mr. Saul will vest upon the earlier of (i) five years after the date of the award, (ii) his attainment of age 70 in 2002, (iii) his death, (iv) his total or permanent disability, or a change in control of the Bank (as defined in the Plan). Accordingly, as of September 30, 1998, Mr. Saul was partially vested in the Account maintained for his benefit under the Plan. As of that date, the vested Account balance maintained for Mr. Saul's benefit under the plan was $779,446.

(4) As of September 30, 1998 the following individuals have vested Accounts that are payable within 120 days after September 30, 1998; Mr. Saul ($303,710); and Mr. Halpin ($65,081).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2008 (or the executive officer's earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents, the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution").

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following: (i) September 30, 2008; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the Bank (as defined in the Plan). Plan participants become partially vested to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2003.

Payouts are made under the Plan within 120 days after September 30, 2008, or the earlier termination of the executive officer's employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 4, 1998, concerning beneficial ownership of Common Shares and Preferred Shares of Beneficial Interest ("Preferred Shares") by (i) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (ii) each member of the Board of Trustees, (iii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" and (iv) all Trustees and executive officers of the Trust as a group.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real Estate

Transactions with B. F. Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of the Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr., B. Francis Saul III and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of the Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the Trustees. The monthly fee was $301,000 for the period October 1995 through March 1996, $306,000 for the period April 1996 through September 1996, $311,000 for the period October 1996 through September 1997, and $317,000 for the period October 1997 through September 1998. The advisory contract has been extended until September 30, 1999, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

The Saul Company and Franklin, a wholly owned subsidiary of the Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of the Saul Company and Franklin are reviewed and approved by the Trustees. Fees to the Saul Company and Franklin amounted to $5.2 million in fiscal 1998.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $113,000 in such fees in fiscal 1998.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of the Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $157,000 in fiscal 1998.

In fiscal 1994 the Real Estate Trust made an unsecured loan to the Saul Company of $15.0 million at a floating interest rate and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996 the Real Estate Trust made loans aggregating $3.5 million to the Saul Company. During fiscal 1997 and 1998, curtails of $750,000 and $141,000, respectively, were paid by the Saul Company. At September 30, 1998 the total due the Real Estate Trust was $15.3 million in principal and $1.7 million in deferred interest. Interest accrued on these loans amounted to $1.3 million, $1.4 million and $1.4 million during fiscal 1998, 1997 and 1996 respectively.

Remuneration of Trustees and Officers. For fiscal 1998, the Real Estate Trust paid the Trustees $94,000 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul II was paid by the Bank for his services as the Bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the Bank for his services as Executive Vice President and Chief Financial Officer of the Bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the Bank and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from the Saul Company and/or its affiliated corporations as directors or officers thereof.

Legal Services. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received approximately $ 800,000 in fiscal 1998, excluding expense reimbursements.

Other Transactions. The Real Estate Trust leases space to the Bank and Franklin at one of its income-producing properties. Amounts paid under these leases amounted to approximately $251,000 in fiscal 1998.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


      1.   Financial Statements

     The following consolidated Financial Statements of the Trust are incorporated by reference in Part II, Item 8.

           (a) Report of Independent Public Accountants.

           (b) Consolidated Balance Sheets - As of  September 30, 1998 and 1997.

           (c) Consolidated Statements of Operations - For the years ended
                      September 30, 1998, 1997 and 1996.

           (d) Consolidated Statements of Shareholders' Deficit - For the years ended September 30, 1998, 1997 and 1996.

           (e) Consolidated Statements of Cash Flows - For the years ended
                      September 30, 1998, 1997 and 1996.

           (f) Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a) Selected Quarterly Financial Data for the Real Estate Trust
                      are incorporated by reference in Part II, Item 8.

           (b) Report of Independent Public Accountants on Financial Statement
                      Schedules.

           (c) Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 1998, 1997 and 1996.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 1998.

(b)  Reports on Form 8-K
            Form 8-K filed September 9, 1998 reporting Items 2 and 7.

(c)  Exhibits

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

  4.          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES

      (a) Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust's 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

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

      (k) First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust's Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

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

      (n) Registration Rights Agreement dated as of March 25, 1998 among the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. as filed as Exhibit 4(c) to Registration Statement No. 333-49937 is hereby incorporated by reference.

      (o) Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

*21.          List of Subsidiaries of the Trust.

*27.          Financial Data Schedule.



---------------------
*  Filed herewith.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES


To the Trustees and Shareholders of
  B.F. Saul Real Estate Investment Trust




We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 1998 and 1997 and for the years then ended in accordance with generally accepted auditing standards, and have issued our report thereon dated December 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects as to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Washington, D.C.
December 2, 1998

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I


(a) Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:



                                     Year Ended September 30
                           ---------------------------------------
                              1998           1997           1996

                           $5,200,000    $7,200,000     $6,800,000

Consolidated Schedule of Investment Properties - Real Estate Trust                                               Schedule III
September 30, 1998
(Dollars in Thousands)


                                                                       Costs               Basis at Close of Period
                                                                    Capitalized   --------------------------------------------
                                                       Initial      Subsequent                    Buildings
                                                       Basis to         to                           and
Hotels                                                  Trust       Acquisition      Land        Improvements       Total
---------------------------------------------------- ------------- -------------- ------------ ----------------- -------------
Hampton Inn -- Dulles Airport, Sterling VA                   $ --        $ 6,512        $ 290           $ 6,222       $ 6,512
Holiday Inn Select, Auburn Hills MI                        10,450          1,017        1,031            10,436        11,467
Holiday Inn, Cincinnati OH                                  6,859          2,719          245             9,333         9,578
Holiday Inn -- National Airport, Arlington VA              26,979             --        4,229            22,750        26,979
Holiday Inn -- Dulles Airport, Sterling VA                  6,950         20,239          862            26,327        27,189
Holiday Inn, Gaithersburg MD                                3,849         15,270        1,781            17,338        19,119
Holiday Inn Express, Herndon VA                             5,259            108        1,178             4,189         5,367
Holiday Inn, Pueblo CO                                      3,458          2,463          561             5,360         5,921
Holiday Inn -- Rochester Airport, Rochester NY              3,340          9,588          605            12,323        12,928
Holiday Inn -- Tysons Corner, McLean VA                     6,976         14,553        3,107            18,422        21,529
Howard Johnsons -- National Airport, Arlington VA          10,187          3,180        1,183            12,184        13,367
TownePlace Suites -- Dulles Airport, Sterling VA            5,849             --          219             5,630         5,849
                                                     ------------- -------------- ------------ ----------------- -------------
Subtotal - Hotels                                        $ 90,156       $ 75,649     $ 15,291         $ 150,514     $ 165,805
                                                     ------------- -------------- ------------ ----------------- -------------

Commercial
----------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 33,434        $ 1,707        $ 563          $ 34,578      $ 35,141
1000 Circle 75 Pkway, Atlanta GA                            2,820          1,049          248             3,621         3,869
1100 Circle 75 Pkway, Atlanta GA                           22,746          1,932          419            24,259        24,678
8201 Greensboro, Tysons Corner VA                          28,890          3,526        1,633            30,783        32,416
Commerce Ctr-Ph II, Ft Lauderdale FL                        4,266            727          782             4,211         4,993
Dulles North, Loudoun County VA                                --          5,782          507             5,275         5,782
Metairie Tower, Metairie LA                                 2,729            649          403             2,975         3,378
                                                     ------------- -------------- ------------ ----------------- -------------
Subtotal - Commercial                                    $ 94,885       $ 15,372      $ 4,555         $ 105,702     $ 110,257
                                                     ------------- -------------- ------------ ----------------- -------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                          Schedule III-Continued
September 30, 1998
(Dollars in Thousands)

                                                                       Costs               Basis at Close of Period
                                                                    Capitalized   --------------------------------------------
                                                       Initial      Subsequent                    Buildings
                                                       Basis to         to                           and
Purchase-Leasebacks                                     Trust       Acquisition      Land        Improvements       Total
---------------------------------------------------- ------------- -------------- ------------ ----------------- -------------
Chateau di Jon, Metairie, LA                              $ 1,125           $ --      $ 1,125              $ --       $ 1,125
Country Club, Knoxville, TN                                   500             --          500                --           500
Houston Mall, Warner Robbins, GA                              650             --          650                --           650
Old National, Atlanta, GA                                     550             --          550                --           550
                                                     ------------- -------------- ------------ ----------------- -------------
Subtotal - Purchase-Leasebacks                            $ 2,825           $ --      $ 2,825              $ --       $ 2,825
                                                     ------------- -------------- ------------ ----------------- -------------

Miscellaneous investments                                   $ 250          $ 814        $ 250             $ 814       $ 1,064
                                                     ------------- -------------- ------------ ----------------- -------------

Total Income-Producing Properties                       $ 188,116       $ 91,835     $ 22,921         $ 257,030     $ 279,951
                                                     ------------- -------------- ------------ ----------------- -------------

Land Parcels
----------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                        $ 7,378         (1,817)     $ 5,561              $ --       $ 5,561
Avenel, Gaithersburg, MD                                      361           (144)         217                --           217
Church Road, Loudoun Co., VA                                2,586          2,380        4,966                --         4,966
Circle 75, Atlanta, GA                                     12,927          4,300       17,227                --        17,227
Flagship Centre, Rockville, MD                              1,729             39        1,768                --         1,768
Holiday Inn - Auburn Hills, Auburn Hills MI                   656            219          875                --           875
Holiday Inn - Rochester, Roch., NY                             68             --           68                --            68
Overland Park, Overland Park, KA                            3,771            398        4,169                --         4,169
Commerce Center, Ft. Laud., FL                              2,203             20        2,223                --         2,223
Sterling Blvd., Loudoun Co., VA                               505          2,531        3,036                --         3,036
                                                     ------------- -------------- ------------ ----------------- -------------
Subtotal                                                 $ 32,184        $ 7,926     $ 40,110              $ --      $ 40,110
                                                     ------------- -------------- ------------ ----------------- -------------

Total Investment Properties                             $ 220,300       $ 99,761     $ 63,031         $ 257,030     $ 320,061
                                                     ============= ============== ============ ================= =============

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                          Schedule III-Continued
September 30, 1998
(Dollars in Thousands)

                                                                                                                  Buildings
                                                                                                                     and
                                                                                                                 Improvements
                                                     Accumulated      Related       Date of          Date        Depreciable
Hotels                                               Depreciation      Debt       Construction     Acquired      Lives (Years)
---------------------------------------------------- ------------- -------------- ------------ ----------------- -------------
Hampton Inn -- Dulles Airport, Sterling VA                $ 2,613        $ 6,864     1987            4/87            31.5
Holiday Inn Select, Auburn Hills MI                         1,557         12,606     1989           11/94            31.5
Holiday Inn, Cincinnati OH                                  5,172          6,291     1975            2/76             40
Holiday Inn -- National Airport, Arlington VA                 503         17,752     1959           12/97             39
Holiday Inn -- Dulles Airport, Sterling VA                 12,509         11,644     1971           11/84             28
Holiday Inn, Gaithersburg MD                                7,767          6,520     1972            6/75             45
Holiday Inn Express, Herndon VA                               305          5,097     1987           10/96             40
Holiday Inn, Pueblo CO                                      2,953          4,859     1973            3/76             40
Holiday Inn -- Rochester Airport, Rochester NY              6,322         12,651     1975            3/76             40
Holiday Inn -- Tysons Corner, McLean VA                     7,989         14,913     1971            6/75             47
Howard Johnsons -- National Airport, Arlington VA           5,935          8,598     1973           11/83             30
TownePlace Suites -- Dulles Airport, Sterling VA               29          4,122     1998            8/98             40
                                                     ------------- --------------
Subtotal - Hotels                                        $ 53,654      $ 111,917
                                                     ------------- --------------

Commercial
----------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 13,373       $ 20,279     1985           12/85             35
1000 Circle 75 Pkway, Atlanta GA                            2,107          3,274     1974            4/76             40
1100 Circle 75 Pkway, Atlanta GA                           11,670         14,071     1982            9/82             40
8201 Greensboro, Tysons Corner VA                          10,569         33,613     1985            4/86             35
Commerce Ctr-Ph II, Ft Lauderdale FL                        1,614          2,865     1986            1/87             35
Dulles North, Loudoun County VA                              1,286          3,001     1990           10/90            31.5
Metairie Tower, Metairie LA                                 1,652             --     1974           11/76             40
                                                     ------------- --------------
Subtotal - Commercial                                    $ 42,271       $ 77,103
                                                     ------------- --------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                          Schedule III-Continued
September 30, 1998
(Dollars in Thousands)
                                                                                                                  Buildings
                                                                                                                     and
                                                                                                                 Improvements
                                                     Accumulated      Related       Date of          Date        Depreciable
Purchase-Leasebacks                                  Depreciation      Debt       Construction     Acquired      Lives (Years)
---------------------------------------------------- ------------- -------------- ------------ ----------------- -------------
Chateau di Jon, Metairie, LA                                 $ --           $ --                    11/73
Country Club, Knoxville, TN                                    --             --                     5/76
Houston Mall, Warner Robbins, GA                               --             --                     2/72
Old National, Atlanta, GA                                      --             --                     8/71
                                                     ------------- --------------
Subtotal - Purchase-Leasebacks                               $ --           $ --
                                                     ------------- --------------

Miscellaneous investments                                   $ 147           $ --
                                                     ------------- --------------

Total Income-Producing Properties                        $ 96,072      $ 189,020
                                                     ------------- --------------

Land Parcels
----------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                           $ --           $ --                 12/84 & 5/85
Avenel, Gaithersburg, MD                                       --             --                    12/76
Church Road, Loudoun Co., VA                                   --          9,791                 9/84 & 4/85
Circle 75, Atlanta, GA                                         --            312                 2/77 & 1/84
Flagship Centre, Rockville, MD                                 --             --                     8/85
Holiday Inn - Auburn Hills, Auburn Hills MI                    --            410                     7/97
Holiday Inn - Rochester, Roch., NY                             --             --                     9/86
Overland Park, Overland Park, KA                               --             --                 1/77 & 2/85
Commerce Center, Ft. Laud., FL                                 --             --                10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                                --             --                     4/84
                                                     ------------- --------------
Subtotal                                                     $ --       $ 10,513
                                                     ------------- --------------

Total Investment Properties                              $ 96,072      $ 199,533
                                                     ============= ==============

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


BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                              For The Year Ended September 30
                                                                ------------------------------------------------------------
                                                                       1998                1997                 1996
                                                                ------------------- -------------------- -------------------

Basis of investment properties
---------------------------------------------------------------

Balance at beginning of period                                           $ 284,610            $ 274,208           $ 277,385
Additions (reductions) during the period:
    Capital expenditures                                                    34,079               12,069               7,408
    Sales - nonaffiliates                                                     (415)                (525)             (5,382)
    Transferred from construction in progress                                2,681                   --                  --
    Other                                                                     (894)              (1,142)             (5,203)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 320,061            $ 284,610           $ 274,208
                                                                =================== ==================== ===================


Accumulated depreciation
---------------------------------------------------------------

Balance at beginning of period                                            $ 85,915             $ 76,513            $ 75,140
Additions (reductions) during the period:
    Depreciation expense                                                    11,170               10,543              10,020
    Sales - nonaffiliates                                                     (216)                  --              (3,441)
    Other                                                                     (797)              (1,141)             (5,206)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                  $ 96,072             $ 85,915            $ 76,513
                                                                =================== ==================== ===================

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust

December 28, 1998                B. Francis Saul II
                                 ---------------------------------------------
                                 B. Francis Saul II
                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

         Signature                      Title                        Date
         ---------                      -----                        ----


   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 28, 1998


   Stephen R. Halpin, Jr.                                     December 28, 1998
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)


   Ross E. Heasley                                            December 28, 1998
--------------------------   Vice President (Principal
   Ross E. Heasley           Accounting Officer)


   Garland J. Bloom, Jr.                                      December 28, 1998
--------------------------   Trustee
   Garland J. Bloom, Jr.


   Gilbert M. Grosvenor                                       December 28, 1998
--------------------------   Trustee
   Gilbert M. Grosvenor


   George M. Rogers, Jr.                                      December 28, 1998
--------------------------   Trustee
   George M. Rogers, Jr.


   B. Francis Saul III                                        December 28, 1998
--------------------------   Trustee
   B. Francis Saul III


   John R. Whitmore                                           December 28, 1998
--------------------------   Trustee
   John R. Whitmore