Form 10-Q
period 1998-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1999-02-16
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1998
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 9, 1999, was 4,826,910.

                               TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements:

                  (a) Consolidated Balance Sheets at December 31, 1998 and
                            September 30, 1998

                  (b) Consolidated Statements of Operations for the
                         three-month periods ended December 31, 1998 and 1997

                  (c) Consolidated Statements of Cash Flows for the
                         three-month periods ended December 31, 1998 and 1997

                  (d) Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  (a) Financial Condition
                            Real Estate
                            Banking

                  (b) Liquidity and Capital Resources
                            Real Estate
                            Banking

                  (c) Results of Operations
                            Three months ended December 31, 1998 compared
                              to three months ended December 31, 1997

Item 3.           Quantitative and Qualitative Disclosures About Market Risk



PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                     December 31     September 30
                                                                                                    ---------------  --------------
(In thousands)                                                                                           1998            1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                               $  167,620      $  165,805
    Office and industrial                                                                                  110,501         110,257
    Other                                                                                                    3,895           3,889
                                                                                                    ---------------  --------------
                                                                                                           282,016         279,951
    Accumulated depreciation                                                                               (98,948)        (96,072)
                                                                                                    ---------------  --------------
                                                                                                           183,068         183,879
Land parcels                                                                                                39,550          40,110
Construction in progress                                                                                    15,475           8,694
Cash and cash equivalents                                                                                   21,471          13,950
Other assets                                                                                                71,313          76,799
                                                                                                    ---------------  --------------
                    Total real estate assets                                                               330,877         323,432
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                    324,194         336,858
Interest-bearing deposits                                                                                       --         499,598
Federal funds sold and securities purchased under agreements to resell                                      80,000         380,000
Loans held for sale                                                                                        111,606          56,287
Loans held for securitization and sale                                                                          --         125,000
Trading securities                                                                                           9,575          11,319
Investment securities (market value $44,371 and $44,528, respectively)                                      43,998          43,999
Mortgage-backed securities (market value $1,781,809 and $2,014,819, respectively)                        1,795,552       2,025,817
Loans receivable (net of allowance for losses of $60,157 for both periods)                               4,116,797       2,533,957
Federal Home Loan Bank stock                                                                                33,190          49,036
Real estate held for investment or sale (net of allowance for losses of $153,766 for both periods)          64,772          69,025
Property and equipment, net                                                                                287,560         285,916
Goodwill and other intangible assets, net                                                                   29,988          30,879
Interest only strips, net                                                                                   11,350          13,508
Other assets                                                                                               366,542         259,950
                                                                                                    ---------------  --------------
                    Total banking assets                                                                 7,275,124       6,721,149
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $ 7,606,001     $ 7,044,581
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                  $  199,882      $  198,874
Notes payable - secured                                                                                    200,000         200,000
Notes payable - unsecured                                                                                   48,287          50,335
Deferred gains - real estate                                                                               112,883         112,883
Accrued dividends payable - preferred shares of beneficial interest                                         35,403          34,049
Other liabilities and accrued expenses                                                                      32,306          39,895
                                                                                                    ---------------  --------------
                    Total real estate liabilities                                                          628,761         636,036
-----------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         5,180,975       4,888,230
Borrowings                                                                                                 499,940         492,184
Federal Home Loan Bank advances                                                                            634,960         352,027
Other liabilities                                                                                          153,005         159,195
Capital notes -- subordinated                                                                              250,000         250,000
                                                                                                    ---------------  --------------
                    Total banking liabilities                                                            6,718,880       6,141,636
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        67,587          72,242
Minority interest -- other                                                                                 218,306         218,306
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                        7,633,534       7,068,220
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516             516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642           6,642
Paid-in surplus                                                                                             92,943          92,943
Deficit                                                                                                    (85,795)        (81,936)
Net unrealized holding loss                                                                                      9              44
                                                                                                    ---------------  --------------
                                                                                                            14,315          18,209
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)        (41,848)
                                                                                                    ---------------  --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (27,533)        (23,639)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                            $ 7,606,001     $ 7,044,581
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                          Ended December 31
                                                                                                    -------------------------------
(In thousands, except per share amounts)                                                                 1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                                  $   18,062      $   15,206
Office and industrial properties                                                                             5,941           5,518
Other                                                                                                          687           1,025
                                                                                                    ---------------  --------------
Total income                                                                                                24,690          21,749
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                                  11,598          10,222
    Office and industrial properties                                                                         1,870           1,911
    Land parcels and other                                                                                     388             399
Interest expense                                                                                            10,194          10,114
Captalized interest                                                                                           (221)            (32)
Amortization of debt expense                                                                                    98             140
Depreciation                                                                                                 2,876           2,659
Advisory, management and leasing fees - related parties                                                      2,260           2,043
General and administrative                                                                                     305             384
                                                                                                    ---------------  --------------
Total expenses                                                                                              29,368          27,840
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings (losses) of unconsolidated entities                                                       1,147          (1,339)
Loss on sale of property                                                                                        (1)             --
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                              $   (3,532)     $   (7,430)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                                   $   75,943      $   74,495
Mortgage-backed securities                                                                                  28,888          26,607
Trading securities                                                                                             569             472
Investment securities                                                                                          615             402
Other                                                                                                        4,390           5,155
                                                                                                    ---------------  --------------
Total interest income                                                                                      110,405         107,131
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                            37,228          48,779
Borrowings                                                                                                  14,874           9,513
                                                                                                    ---------------  --------------
Total interest expense                                                                                      52,102          58,292
                                                                                                    ---------------  --------------
Net interest income                                                                                         58,303          48,839
Provision for loan losses                                                                                   (3,773)        (35,062)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                         54,530          13,777
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                                          6,809         100,055
Credit card fees                                                                                                --          13,758
Deposit servicing fees                                                                                      15,895          11,757
Gain on sales of trading securities, net                                                                       665             557
Loss on real estate held for investment or sale, net                                                           (49)         (4,914)
Gain on sales of loans, net                                                                                    244             676
Other                                                                                                        5,953           6,744
                                                                                                    ---------------  --------------
Total other income                                                                                          29,517         128,633
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                          Ended December 31
                                                                                                    -------------------------------
(In thousands, except per share amounts)                                                                 1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                          $   40,796      $   44,845
Loan                                                                                                         3,331           9,762
Property and equipment                                                                                       6,223           6,680
Marketing                                                                                                    2,934          20,315
Data processing                                                                                              4,325          10,549
Depreciation and amortization                                                                                8,044           7,830
Deposit insurance premiums                                                                                   1,070           1,466
Amortization of goodwill and other intangible assets                                                           851             798
Other                                                                                                        9,156          10,732
                                                                                                    ---------------  --------------
Total operating expenses                                                                                    76,730         112,977
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                                $    7,317      $   29,433
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                        $    3,785      $   22,003
Income tax provision                                                                                             6           5,581
                                                                                                    ---------------  --------------
Income before extraordinary item and minority interest                                                       3,779          16,422
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                                          --            (266)
                                                                                                    ---------------  --------------
Income before minority interest                                                                              3,779          16,156
Minority interest held by affiliates                                                                            45          (2,971)
Minority interest -- other                                                                                  (6,329)         (6,329)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                                         $   (2,505)     $    6,856
-----------------------------------------------------------------------------------------------------------------------------------






NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                        $   (3,859)     $    5,502

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary item and minority interest                                                   $    0.50       $    3.13
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                                          --           (0.06)
                                                                                                    ---------------  --------------
Income before minority interest                                                                               0.50            3.07
Minority interest held by affiliates                                                                          0.01           (0.62)
Minority interest -- other                                                                                   (1.31)          (1.31)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                                      $    (0.80)      $    1.14
-----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================

                                                                                                         For the Three Months
                                                                                                          Ended December 31
                                                                                                    -------------------------------
(Dollars in thousands, except per share amounts)                                                         1998            1997
-----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income (loss)                                                                                       $   (2,505)     $    6,856
Other comprehensive income:
    Net unrealized holding gains (losses)                                                                      (35)            299
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                                                       $   (2,540)     $    7,155
-----------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                                             $     516       $     516
                                                                                                    ---------------  --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                                               6,642           6,642
                                                                                                    ---------------  --------------

PAID-IN SURPLUS
Beginning and end of period                                                                                 92,943          92,943
                                                                                                    ---------------  --------------

DEFICIT
Beginning of period                                                                                        (81,936)       (142,642)
Net income (loss)                                                                                           (2,505)          6,856
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable ($2.62 per share and $2.62 per share, respectively)                           (1,354)         (1,354)
                                                                                                    ---------------  --------------
End of period                                                                                              (85,795)       (137,140)
                                                                                                    ---------------  --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                                             44            (396)
Net unrealized holding gains (losses)                                                                          (35)            299
                                                                                                    ---------------  --------------
End of period                                                                                                    9             (97)
                                                                                                    ---------------  --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                                             (41,848)        (41,848)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                                             $  (27,533)     $  (78,984)
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                          Ended December 31
                                                                                                    -------------------------------
(In thousands)                                                                                           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                                $   (2,326)     $   (5,027)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                             2,876           2,659
    Early extinguishment of debt                                                                                --             266
    (Increase) decrease in accounts receivable and accrued income                                              759          (1,397)
    (Increase) decrease in deferred tax asset                                                                5,358          (2,691)
    Increase in accounts payable and accrued expenses                                                       (8,157)         (7,209)
    Amortization of debt expense                                                                               348             140
    Equity in (earnings) losses of unconsolidated entities                                                  (1,147)          1,339
    Other                                                                                                   18,004           2,632
                                                                                                    ---------------  --------------
                                                                                                            15,715          (9,288)
                                                                                                    ---------------  --------------
Banking
Net income                                                                                                    (179)         11,883
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                               3,576           7,998
    Depreciation and amortization                                                                            8,044           7,889
    Provision for loan losses                                                                                3,773          35,062
    Capitalized interest on real estate under development                                                     (756)           (499)
    Proceeds from sales of trading securities                                                              120,886         137,539
    Net fundings of loans held for sale and/or securitization                                             (185,506)       (197,425)
    Proceeds from sales of loans held for sale and/or securitization                                        10,854         783,646
    Gain on sales of real estate held for sale                                                                 (99)           (332)
    Provision for losses on real estate held for investment or sale                                             --           5,307
    Gain on sales of trading securities, net                                                                  (645)           (557)
    (Increase) decrease in interest-only strips                                                              2,158         (33,553)
    Decrease in servicing assets                                                                             3,341           6,930
    (Increase) decrease in goodwill and other intangible assets                                                892         (23,068)
    (Increase) decrease in other assets                                                                   (109,875)            557
    Increase (decrease) in other liabilities                                                               (13,465)          1,455
    Minority interest held by affiliates                                                                       (45)          2,971
    Minority interest - other                                                                                2,438           2,438
    Other                                                                                                   (9,910)          3,940
                                                                                                    ---------------  --------------
                                                                                                          (164,518)        752,181
                                                                                                    ---------------  --------------
Net cash provided by operating activities                                                                 (148,803)        742,893
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                           (8,255)         (2,086)
Property acquisitions                                                                                           --         (26,124)
Equity investment in unconsolidated entities                                                                 1,500           1,327
Other                                                                                                            1              --
                                                                                                    ---------------  --------------
                                                                                                            (6,754)        (26,883)
                                                                                                    ---------------  --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                18,370              --
Net proceeds from sales of real estate                                                                       6,757           3,566
Net fundings of loans receivable                                                                          (473,183)       (691,629)
Principal collected on mortgage-backed securities                                                          228,611         233,730
Purchases of Federal Home Loan Bank stock                                                                   (2,524)             --
Purchases of investment securities                                                                              --         (34,010)
Purchases of loans receivable                                                                             (978,848)       (272,979)
Purchases of property and equipment                                                                         (9,722)        (13,253)
Disbursements for real estate held for investment or sale                                                   (2,483)         (3,325)
Other                                                                                                            7          (1,830)
                                                                                                    ---------------  --------------
                                                                                                        (1,213,015)       (779,730)
                                                                                                    ---------------  --------------
Net cash used in investing activities                                                                   (1,219,769)       (806,613)
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                                                         For the Three Months
                                                                                                          Ended December 31
                                                                                                    -------------------------------
(In thousands)                                                                                           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                        $    3,705      $   54,278
Principal curtailments and repayments of mortgages                                                          (2,697)        (27,448)
Proceeds from sales of unsecured notes                                                                       1,174           2,587
Repayments of unsecured notes                                                                               (3,222)         (1,968)
Costs of obtaining financings                                                                                 (400)           (818)
Loan prepayment fees                                                                                            --             (80)
                                                                                                    ---------------  --------------
                                                                                                            (1,440)         26,551
                                                                                                    ---------------  --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    10,547,746       6,181,097
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (10,255,001)     (6,080,308)
Net increase (decrease) in securities sold under repurchase agreements                                      26,125           8,768
Advances from the Federal Home Loan Bank                                                                   485,270         106,602
Repayments of advances from the Federal Home Loan Bank                                                    (202,337)       (155,174)
Proceeds from other borrowings                                                                           5,588,128       2,385,502
Repayments of other borrowings                                                                          (5,606,497)     (2,389,177)
Cash dividends paid on preferred stock                                                                      (2,438)         (2,438)
Cash dividends paid on common stock                                                                        (21,000)         (3,500)
Other                                                                                                        5,275           1,037
                                                                                                    ---------------  --------------
                                                                                                           565,271          52,409
                                                                                                    ---------------  --------------
Net cash provided by financing activities                                                                  563,831          78,960
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                      (804,741)         15,240
Cash and cash equivalents at beginning of period                                                         1,230,406         670,139
                                                                                                    ---------------  --------------
Cash and cash equivalents at end of period                                                              $  425,665      $  685,379
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                            $   70,830      $   76,216
        Income taxes paid (refunded)                                                                        92,319           1,826
        Shares of Saul Centers, Inc. common stock                                                              816             706
        Limited partnership units of Saul Holdings Limited Partnership                                       1,471              --
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                                 816             706
        Distributions from Saul Holdings Limited Partnership                                                 1,471           1,363

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   2,088           1,204
    Loans held for sale exchanged for trading securities                                                   119,618         137,414
    Loans receivable transferred to (from) loans held for sale and/or securitization                      (125,000)        697,547
    Loans made in connection with the sale of real estate                                                      906           3,624
    Loans receivable transferred to real estate acquired in settlement of loans                                 --           1,222
    Loans receivable exchanged for mortgage-backed securities held to maturity                                  --           2,786
-----------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1998. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4.  BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                       December 31,  September 30,
(In thousands)                             1998           1998
----------------------------------     ------------  -------------
Single-family residential                $ 106,366      $  49,502
Home improvement and related loans           5,240          6,785
                                       ------------  -------------
                                         $ 111,606      $  56,287
                                       ============  =============

LOANS HELD FOR SECURITIZATION AND SALE:

At September 30, 1998, loans held for securitization and sale totaled $125,000 and was composed of automobile loans. At December 31, 1998, there were no loans held for securitization and sale.

LOANS RECEIVABLE:

                                       December 31,  September 30,
(In thousands)                             1998           1998
----------------------------------     ------------  -------------
Single-family residential              $ 2,835,334   $  1,772,784
Home equity                                215,457        135,122
Real estate construction and ground        253,178        209,247
Commercial real estate and multifamily      77,285         75,877
Commercial                                 370,830        279,416
Automobile                                 530,501        232,826
Home improvement and related loans          90,955         60,570
Overdraft lines of credit and
   other consumer                           32,106         33,484
                                       ------------  -------------
                                         4,405,646      2,799,326
                                       ------------  -------------

Less:
  Undisbursed portion of loans             243,310        207,921
  Net deferred loan origination
    costs                                  (14,618)        (2,709)
  Allowance for loan losses                 60,157         60,157
                                       ------------  -------------
                                           288,849        265,369
                                       ------------  -------------
   Total                               $ 4,116,797   $  2,533,957
                                       ============  =============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                       December 31,  September 30,
(In thousands)                             1998           1998
----------------------------------     ------------  -------------
Real estate held for investment        $     3,819   $      3,819

Real estate held for sale                  214,719        218,972
                                       ------------  -------------

   Subtotal                                218,538        222,791
                                       ------------  -------------

Less:
 Allowance for losses on real estate
  held for investment                          202            202
 Allowance for losses on real estate
  held for sale                            153,564        153,564
                                       ------------  -------------

   Subtotal                                153,766        153,766
                                       ------------  -------------

   Total real estate held for
      investment or sale               $    64,772   $     69,025
                                       ============  =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1998, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded a net loss of $2.5 million for the three-month period ended December 31, 1998, compared to net income of $6.9 million for the three-month period ended December 31, 1997.

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

FINANCIAL CONDITION

REAL ESTATE

        The number of properties in the Real Estate Trust's investment portfolio at December 31, 1998, which consisted primarily of hotels, office and industrial projects, and land parcels, was unchanged from the number of properties at September 30, 1998.

        Space in the Real Estate Trust's commercial property portfolio was 97% leased at December 31, 1998, compared to leasing rates of 100% and 99% at September 30, 1998 and December 31, 1997, respectively. At December 31, 1998, the Real Estate Trust's commercial property portfolio had a total gross leasable area of 1.2 million square feet, of which 197,000 square feet (15.5%) and 178,000 square feet (14.0%) are subject to leases whose terms expire in the balance of fiscal 1999 and in fiscal 2000, respectively.

        The ten hotel properties owned by the Real Estate Trust throughout the first fiscal quarters of 1999 and 1998 experienced average occupancy rates of 63.3% and 64.3%, respectively, and average room rates of $81.44 and $75.67, respectively. Four of these hotels registered improved occupancy rates and nine registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 62.1% and an average room rate of $83.35 during the quarter ended December 31, 1998. On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn hotel located in Arlington, Virginia, near Washington National Airport and the Real Estate Trust's Howard Johnsons hotel. On August 13, 1998, the Real Estate Trust opened its newly-constructed 95-room Marriott TownePlace Suites hotel located near Washington Dulles Airport.

BANKING

General. The Bank recorded operating income of $7.3 million during the quarter ended December 31, 1998, compared to operating income of $29.4 million in the prior corresponding quarter. The decline in income for the current quarter reflects the loss of revenues attributable to the Bank's credit card portfolio which was sold on September 30, 1998. Decreases in credit card interest income, credit card fees and servicing and securitization income during the current quarter were partially offset by an increase in single-family loan interest income and decreases in the provision for loan losses and operating expenses.

Servicing and securitization income decreased $93.2 million (or 93.2%) during the current quarter and resulted primarily from decreased securitization activity and decreased credit card servicing fees resulting from the sale of the credit card portfolio. During the quarter ended December 31, 1997, the Bank securitized and sold $335.0 million, $230.1 million and $161.7 million of credit card, automobile and home equity loan receivables, respectively, and recognized gains of $16.3 million, $9.0 million and $7.2 million, respectively, on these transactions. The Bank did not securitize and sell any loan receivables during the quarter ended December 31, 1998. In addition, credit card loan servicing fees totaled $59.9 million for the quarter ended December 31, 1997.

At December 31, 1998, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.91%, 6.91%, 9.95% and 16.23%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter, the Bank declared out of the retained earnings of the Bank, a dividend on its Common Stock in the amount of $2,300 per share. Of this amount, $2,100 per share was paid in December 1998, and the remaining $200 per share was paid in January 1999.

Under recent amendments to the OTS capital distribution regulation which will take effect April 1, 1999, the Bank will be required to apply to the OTS for approval to make any capital distribution regardless of size if the Bank does not qualify for expedited treatment under the amended OTS regulations. If the Bank qualifies for expedited treatment, an application will be required only if the total amount of all of the Bank's capital distributions for the year (including the proposed distribution) exceed the sum of the Bank's net income for the year plus its retained net income for the previous two years. Because it is a subsidiary of a holding company, the Bank will be required to provide the OTS with advance notice of a proposed capital distribution even if an application is not required. In considering an application or notice, the OTS will not permit a capital distribution if (i) the Bank would be "undercapitalized" following the distribution; (ii) the capital distribution raises safety and soundness concerns; or (iii) the capital distribution violates any statute, regulation, agreement with the OTS, or condition imposed by the OTS. Dividends paid to preferred stockholders of Chevy Chase Preferred Capital Corporation will not be treated as capital distributions for the purposes of these regulations provided the Bank remains "well capitalized" after the payment.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                       December 31,         September 30,       December 31,
                                                                           1998                 1998                1997
                                                                    -------------------    ----------------    ----------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                     $            7,498     $         8,106     $        10,379
    Consumer                                                                     7,262               4,501               5,875
                                                                    -------------------    ----------------    ----------------
      Total non-accrual loans (1)                                               14,760              12,607              16,254
                                                                    -------------------    ----------------    ----------------

  Real estate acquired in settlement of loans                                  214,719             218,972             228,985
  Allowance for losses on real estate acquired in
    settlement of loans                                                       (153,564)           (153,564)           (143,674)
                                                                    -------------------    ----------------    ----------------
    Real estate acquired in settlement of loans, net                            61,155              65,408              85,311
                                                                    -------------------    ----------------    ----------------

      Total non-performing assets                                               75,915              78,015             101,565

  Accruing credit card loans past due 90 days (2) (3)                               --                  --              26,357
                                                                    -------------------    ----------------    ----------------
Total non-performing assets and accruing credit card
  loans past due 90 days                                            $           75,915     $        78,015     $       127,922
                                                                    ===================    ================    ================

Allowance for losses on loans                                       $           60,157     $        60,157     $       113,131
Allowance for losses on real estate held for investment                            202                 202                 198
Allowance for losses on real estate acquired in settlement
  of loans                                                                     153,564             153,564             143,674
                                                                    -------------------    ----------------    ----------------

  Total allowances for losses                                       $          213,923     $       213,923     $       257,003
                                                                    ===================    ================    ================




Ratios:

  Non-performing assets and accruing credit card loans past due
    90 days, net to total assets (4)                                             0.21%               0.26%               0.24%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                                      220.74%             204.18%              95.41%

  Allowance for losses on consumer loans to
    non-accrual consumer loans (1)                                             469.86%             758.08%             136.94%

  Allowance for losses on loans to non-accrual loans (1)                       407.57%             477.17%             696.02%

  Allowance for losses on loans to total loans receivable (5)                    1.40%               2.17%               4.12%



(1)  Before deduction of allowances for losses.

(2) The Bank sold its credit card portfolio and related operations on September
30, 1998.

(3) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonaccrual.

(4) Non-performing assets and accruing credit card loans past due 90 days, net are presented after all allowances for losses on loans and real estate held for investment or sale.

(5) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $75.9 million, after valuation allowances on real estate held for sale or real estate owned ("REO") of $153.6 million, at December 31, 1998, compared to $78.0 million, after valuation allowances on REO of $153.6 million, at September 30, 1998. In addition to the valuation allowances on REO, the Bank maintained $7.3 million of valuation allowances on its non-accrual loans at December 31, 1998. The $2.1 million decrease in non-performing assets for the current quarter was attributable to net decreases in REO of $4.3 million which was partially offset by net increases in non-accrual loans of $2.2 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $14.8 million at December 31, 1998, as compared to $12.6 million at September 30, 1998. At December 31, 1998, non-accrual loans consisted of $7.5 million of real estate loans and $7.3 million of consumer loans compared to non-accrual real estate loans of $8.1 million and non-accrual consumer loans of $4.5 million at September 30, 1998. The $2.8 million increase in non-accrual consumer loans was attributable to increased delinquencies in the Bank's sub-prime automobile loan portfolio. Although management has taken steps designed to reduce losses in this portfolio, including expansion of collection efforts and adjustments to underwriting criteria, losses from the sub-prime automobile loan portfolio are not expected to show improvement until the second half of fiscal 1999.

REO. At December 31, 1998, the Bank's REO totaled $61.2 million, after valuation allowances on such assets of $153.6 million as set forth in the following table. The principal component of REO consists of five planned unit developments (the "Communities"), four of which are under active development. Only commercial ground remains in two of the four active Communities. The fifth Community, consisting of approximately 2,400 acres in Loudoun County, Virginia, is in the pre-development stage.

                                      Balance                Balance
                                      Before       All        After     Percent
                         Number of   Valuation   Valuation  Valuation     of
                        Properties  Allowances  Allowances  Allowances   Total
(Dollars in thousands)  ----------  ----------  ----------  ----------  -------
Communities                5        $ 197,104   $ 144,642   $  52,462     85.8%
Residential ground         3            6,010       3,122       2,888      4.7%
Commercial ground          3           10,058       5,800       4,258      7.0%
Single-family
 residential properties   12            1,547        -          1,547      2.5%
                        ----------  ----------  ----------  ----------  -------
   Total REO              23        $ 214,719   $ 153,564   $  61,155    100.0%
                        ==========  ==========  ==========  ==========  =======

During the three months ended December 31, 1998, REO decreased $4.3 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended December 31, 1998, the Bank received revenues of $9.0 million from dispositions of 272 residential lots or units in the communities ($7.4 million), approximately 1.25 acres of commercial land in one of the Communities ($0.3 million) and various single-family residential properties ($1.3 million).

At December 31, 1998, the Bank had an executed contract to sell one residential ground property at its book value of $0.2 million.

Delinquent Loans. At December 31, 1998, delinquent loans totaled $35.4 million (or 0.8% of loans) compared to $20.7 million (or 0.7% of loans) at September 30, 1998. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1998.
                                      Principal Balance
                         ------------------------------------------
                         Total as a
                           Mortgage      Non-Mortgage                Percentage
                             Loans          Loans          Total    of Loans (1)
(Dollars in thousands)   ------------- ---------------- ----------- ------------
Loans delinquent for:

30-59 days..........          $ 5,687          $21,994     $27,681         0.6%
60-89 days..........            1,747            6,008       7,755         0.2%
                         ------------- ---------------- ----------- ------------
 Total..................      $ 7,434          $28,002     $35,436         0.8%
                         ============= ================ =========== ============

(1) Includes loans held for sale, before deduction of allowance for loan losses and deferred loan origination costs.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent mortgage loans increased from $5.1 million at September 30, 1998 to $7.4 million at December 31, 1998.

Non-mortgage loans delinquent 30-89 days increased to $28.0 million at December 31, 1998 from $15.6 million at September 30, 1998, primarily as a result of increased delinquencies in the sub-prime segment of the automobile portfolio.

Troubled Debt Restructurings. At December 31, 1998 and September 30, 1998, loans accounted for as troubled debt restructurings totaled $11.8 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At December 31, 1998 and September 30, 1998, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                       Three Months Ended                           Year Ended
                                                                          December 31,                            September 30,
                                                            ------------------------------------------
                                                                    1998                    1997                       1998
                                                            ------------------      ------------------       ----------------------

Balance at beginning of period                              $          60,157       $         105,679        $             105,679
                                                            ------------------      ------------------       ----------------------

Provision for loan losses                                               3,773                  35,062                      150,829
                                                            ------------------      ------------------       ----------------------

Reduction due to sale of credit card portfolio                             --                      --                      (87,609)
                                                            ------------------      ------------------       ----------------------

Charge-offs:
  Single-family residential and home equity                              (208)                   (274)                      (1,629)
  Credit card                                                              --                 (26,442)                    (108,289)
  Consumer                                                             (3,967)                 (3,972)                     (12,734)
                                                            ------------------      ------------------       ----------------------
      Total charge-offs                                                (4,175)                (30,688)                    (122,652)
                                                            ------------------      ------------------       ----------------------

Recoveries:
  Single-family residential                                                29                      --                           49
  Credit card                                                              --                   2,842                       12,732
  Consumer                                                                373                     236                        1,129
                                                            ------------------      ------------------       ----------------------
      Total recoveries                                                    402                   3,078                       13,910
                                                            ------------------      ------------------       ----------------------

Charge-offs,  net of recoveries                                        (3,773)                (27,610)                    (108,742)
                                                            ------------------      ------------------       ----------------------

Balance at end of period                                    $          60,157       $         113,131        $              60,157
                                                            ==================      ==================       ======================




Provision for loan losses to average loans  (1) (2)                     0.43%                   5.45%                        5.43%
Net loan charge-offs to average loans (1) (2)                           0.43%                   4.29%                        3.92%
Ending allowance for losses on loans to total
  loans (2) (3)                                                         1.40%                   4.12%                        2.17%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                                        December 31,                                 September 30,
                                    ------------------------------------------------------
                                             1998                          1997                          1998
                                    ------------------------      ------------------------      ------------------------
                                                  Percent of                    Percent of                    Percent of
                                                  Loans to                      Loans to                      Loans to
                                     Amount       Total Loans      Amount       Total Loans      Amount       Total Loans
                                    ----------    ----------      ----------    ----------      ---------     ----------
Balance at end of period allocated
  to:

Single-family residential           $   1,822        68.7 %       $     784         39.8 %      $  1,822         65.7 %

Home equity                               676         5.0               757          5.1             676          4.9

Commercial real estate and
  multifamily                          10,828         1.8             7,781          2.2          10,828          2.7

Real estate construction and ground     3,225         3.4               581          2.1           3,225          3.9

Commercial                              3,623         5.6               425          4.1           3,623          6.3

Credit card                                --          --            94,758         36.8              --           --

Automobile                             29,044        12.4             3,820          5.9          29,044         12.9

Home improvement and related loans      3,403         2.3             3,450          2.7           3,403          2.4

Overdraft lines of credit and
    other consumer                      1,674         0.8               775          1.3           1,674          1.2

Unallocated                             5,862          --                 -           --           5,862           --
                                    ----------                    ----------                    ---------

    Total                           $  60,157                     $ 113,131                     $ 60,157
                                    ==========                    ==========                    =========

Real Estate Held for Investment or Sale
(Dollars in thousands)


Activity in Allowance for Losses:

                                               Three Months Ended           Year Ended
                                                  December 31,             September 30,
                                           ----------------------------
                                              1998            1997             1998
                                           ------------    ------------    -------------
Balance at beginning of period:
  Real estate held for investment          $       202     $       198     $        198
  Real estate held for sale                    153,564         140,738          140,738
                                           ------------    ------------    -------------
    Total                                      153,766         140,936          140,936
                                           ------------    ------------    -------------

Provision for real estate losses:
  Real estate held for investment                   --              --                4
  Real estate held for sale                         --           5,307           18,856
                                           ------------    ------------    -------------
    Total                                           --           5,307           18,860
                                           ------------    ------------    -------------

Charge-offs:
  Real estate held for sale:
     Ground                                         --          (2,371)          (6,030)
                                           ------------    ------------    -------------

    Total charge-offs on real estate
       held for investment or sale                  --          (2,371)          (6,030)
                                           ------------    ------------    -------------

Balance at end of period:
  Real estate held for investment                  202             198              202
  Real estate held for sale                    153,564         143,674          153,564
                                           ------------    ------------    -------------
    Total                                  $   153,766     $   143,872     $    153,766
                                           ============    ============    =============


Components of Allowance for Losses:
                                                  December 31,             September 30,
                                           ----------------------------
                                              1998            1997             1998
                                           ------------    ------------    -------------
Allowance for losses on real estate
  held for investment                      $       202     $       198     $        202

Allowance for losses on real estate
  held for sale:

  Ground                                       153,564         143,674          153,564
                                           ------------    ------------    -------------

     Total allowance for losses on real
       estate held for investment or sale  $   153,766     $   143,872     $    153,766
                                           ============    ============    =============

At December 31, 1998 and September 30, 1998, the Bank's total valuation allowances for losses on loans and real estate held for investment or sale was $213.9 million. Although the amounts of delinquent and non-accrual non-mortgage loans increased during the current quarter, the provision for loan losses for the quarter equaled the amount of net charge-offs for the quarter, reflecting management's determination that the overall level of the allowances remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $170.3 million at December 31, 1998, which constituted 76.6% of total non-performing real estate assets, before valuation allowances. During the three months ended December 31, 1998, the Bank provided an additional $0.2 million of valuation allowances on loans secured by real estate and real estate held for investment or sale and recorded net charge-offs of $0.2 million on these assets. The allowance for losses on real estate held for sale at December 31, 1998 is in addition to approximately $48.6 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1998.

At December 31, 1998, the combined allowance for losses on consumer loans (automobile, home improvement and related loans, overdraft lines of credit and other consumer loans) did not change from the level at September 30, 1998 of $34.1 million. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans decreased to 469.9% and 5.2%, respectively, at December 31, 1998 from 758.1% and 7.4%, respectively, at September 30, 1998.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                             More than       More than       More than
                                                             Six Months      One Year       Three Years
                                             Six Months       through         through         through       More than
                                              or Less         One Year      Three Years     Five Years      Five Years      Total
                                            ------------   -------------  --------------  --------------  ------------  ------------
As of December 31, 1998 Real estate loans:
  Adjustable-rate                           $   455,026    $    561,603   $      93,385   $         223   $        --   $ 1,110,237
  Fixed-rate                                     84,033          74,696         282,802         234,973     1,239,023     1,915,527
  Home equity credit lines and second
    mortgages                                   233,027           2,112           7,467           6,090        24,631       273,327
Commercial                                      149,190           8,139          27,082          19,940        33,646       237,997
Consumer and other                              126,069         102,014         265,179         126,530        20,074       639,866
Loans held for sale                             111,606              --              --              --            --       111,606
Loans held for securitization and sale               --              --              --              --            --            --
Mortgage-backed securities                      605,504         260,642         611,688          92,582       225,136     1,795,552
Trading securities                                9,575              --              --              --            --         9,575
Other investments                               245,369              --          43,998              --            --       289,367
                                            ------------   -------------  --------------  --------------  ------------  ------------

  Total interest-earning assets               2,019,399       1,009,206       1,331,601         480,338     1,542,510     6,383,054
Total non-interest earning assets                    --              --              --              --       892,070       892,070
                                            ------------   -------------  --------------  --------------  ------------  ------------

  Total assets                              $ 2,019,399    $  1,009,206   $   1,331,601   $     480,338   $ 2,434,580   $ 7,275,124
                                            ============   =============  ==============  ==============  ============  ============

Deposits:
  Fixed maturity deposits                   $   956,217    $    262,826   $     205,356   $      60,968   $        --   $ 1,485,367
  NOW, statement and passbook accounts        1,685,479          43,720         145,616          99,110       211,215     2,185,140
  Money market deposit accounts               1,071,103              --              --              --            --     1,071,103
Borrowings:
  Capital notes - subordinated                       --              --              --              --       250,000       250,000
  Other                                       1,052,134             460           9,087          13,934        59,285     1,134,900
                                            ------------   -------------  --------------  --------------  ------------  ------------
  Total interest-bearing liabilities          4,764,933         307,006         360,059         174,012       520,500     6,126,510
Total non-interest bearing liabilities               --              --              --              --       736,370       736,370
Stockholders' equity                                 --              --              --              --       412,244       412,244
                                            ------------   -------------  --------------  --------------  ------------  ------------
  Total liabilities & stockholders' equity  $ 4,764,933    $    307,006   $     360,059   $     174,012   $ 1,669,114   $ 7,275,124
                                            ============   =============  ==============  ==============  ============  ============

Gap                                         $(2,745,534)   $    702,200   $     971,542   $     306,326   $ 1,022,010
Cumulative gap                              $(2,745,534)   $ (2,043,334)  $  (1,071,792)  $    (765,466)  $   256,544
Adjustment for interest rate caps (1)       $   200,000    $         --   $          --   $          --   $        --
Adjusted cumulative gap                     $(2,545,534)   $ (2,043,334)  $  (1,071,792)  $    (765,466)  $   256,544
Adjusted cumulative gap as a percentage
  of total assets                                 (35.0)%         (28.1)%         (14.7)%         (10.5)%         3.5 %



(1) At December 31, 1998, the Bank had $200,000 notional amount of interest rate caps. The adjustment reflects the average notional amount outstanding until the cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 28.1% at December 31, 1998 compared to a negative 16.6% at September 30, 1998. The decline in the Bank's one-year gap during the quarter ended December 31, 1998 principally reflected the Bank's efforts to replace lower yielding short-term assets acquired with the proceeds from the sale of the Bank's credit card portfolio with higher yielding loans and investments of greater duration. In addition, a significant portion of the growth in the Bank's assets during the December 1998 quarter was concentrated in fixed-rate residential mortgage loans. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Tax Sharing Payments. During the December 1998 quarter, the Bank made a tax sharing payment of $6.6 million to the Trust, which owns 80% of the Bank's Common Stock.

Capital. At December 31, 1998, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31, 1998 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                Minimum                 Excess
                                                         Actual            Capital Requirement         Capital
                                                 ----------------------   --------------------  ----------------------
                                                               As a %                 As a %                  As a %
                                                   Amount      of Assets    Amount    of Assets   Amount     of Assets
                                                 ----------    --------   ----------  --------  ----------   ---------
Stockholders' equity per financial statements    $ 440,741
  Minority interest in REIT Subsidiary (1)         144,000
  Net unrealized holding gains (2)                     (15)
                                                 ----------
                                                   584,726

Adjustments for tangible and core capital:
  Intangible assets                                (61,448)
  Non-allowable minority interest in
    REIT Subsidiary (1)                            (18,877)
  Non-includable subsidiaries  (3)                  (3,908)

                                                 ----------
     Total tangible capital                        500,493       6.91%    $ 108,578     1.50%   $ 391,915       5.41%
                                                 ----------    ========   ==========  ========  ==========   =========

     Total core capital (4)                        500,493       6.91%    $ 289,541     4.00%   $ 210,952       2.91%
                                                 ----------    ========   ==========  ========  ==========   =========

     Tier 1 risk-based capital (4)                 500,493       9.95%    $ 205,020     4.00%   $ 295,473       5.95%
                                                 ----------    ========   ==========  ========  ==========   =========

Adjustments for total risk-based capital:
  Subordinated capital debentures                  250,000
  Allowance for general loan losses                 53,036
                                                 ----------
     Total supplementary capital                   303,036
                                                 ----------
     Total available capital                       803,529
  Equity investments (3)                           (11,850)
                                                 ----------
     Total risk-based capital (4)                $ 791,679      16.23%    $ 410,039     8.00%   $ 381,640       8.23%
                                                 ==========    ========   ==========  ========  ==========   =========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In February 1998, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The Bank has submitted to the OTS a request for an additional one-year extension of the holding periods for certain of its REO properties. At December 31, 1998, the Bank's capital ratios would have remained above the levels required for well capitalized institutions even if the book value of REO properties included in the extension request had been deducted from total risk-based capital as of that date. The following table sets forth the Bank's REO at December 31, 1998, after valuation allowances of $153.6 million, by the fiscal year in which the property was acquired through foreclosure.

      Fiscal Year                 (In thousands)
      -------------------------   --------------
      1990 (1) (2).............   $     20,375
      1991 (2).................         32,973
      1992 (2).................            107
      1993 ....................           -
      1994 ....................            219
      1995 ....................          5,934
      1996 ....................           -
      1997 ....................           -
      1998 ....................          1,360
      1999 ....................            187
                                  --------------
         Total REO                $     61,155
                                  ==============

-----------------------
(1) Includes REO with an aggregate net book value of $11.9 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $41.6 million, for which an extension of the holding periods through February 17, 1999.

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

        Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the balance of fiscal 1999 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and (in the case of tax sharing payments), the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

        The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first quarter of fiscal 1999, the Bank made a tax sharing payment of $6.6 million and a dividend payment of $16.8 million to the Real Estate Trust. In January 1999, the Bank made a dividend payment of $1.6 million to the Real Estate Trust.

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

        Through December 31, 1998, the Trust has purchased either in the open market or through dividend reinvestment approximately 2.2 million shares of common stock of Saul Centers (representing 17.0% of such company's outstanding common stock). As of December 31, 1998, the market value of these unpledged shares was approximately $34.2 million.

        The Real Estate Trust sold Unsecured Notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing Unsecured Notes, through January 31, 1999, when its current registration statement expired. The Real Estate Trust plans to resume its program of selling Unsecured Notes when its new registration becomes effective. To the degree that the Real Estate Trust does not sell new Unsecured Notes in an amount sufficient to finance completely the scheduled repayment of outstanding Unsecured Notes as they mature, it will finance such repayments from other sources of funds.

        In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At December 31, 1998, there were no borrowings under the facility and unrestricted availability on that date was $8.3 million.

        In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. Interest in computed by reference to the floating rate index. At December 31, 1998, there were no borrowings under the facility and unrestricted availability was $3.5 million.

        The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1998 for the balance of fiscal 1999 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)

                                         Notes Payable-     Notes Payable-
    Fiscal Year        Mortgage Notes        Secured          Unsecured            Total
-------------------- ------------------ ------------------ ----------------- ------------------
       1999 (1)                $ 7,290             $   --           $10,839           $ 18,129

       2000                     10,098                 --             8,893             18,991

       2001                      8,369                 --             5,926             14,295

       2002                     14,117                 --             6,108             20,225

       2003                     11,501                 --             9,149             20,650

    Thereafter                 138,978            200,000             7,372            346,350
-------------------- ------------------ ------------------ ----------------- ------------------
       Total                  $190,353           $200,000           $48,287           $438,640
==================== ================== ================== ================= ==================
(1)  January 1, 1999 - September 30, 1999

        Of the $190.4 million of mortgage debt outstanding at December 31, 1998, $168.6 million was nonrecourse to Real Estate Trust.

        As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 1998, the Real Estate Trust received a cash distribution of $1.5 million from Saul Holdings. Beginning in April 1998, the Real Estate Trust has reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings.

        Development and Capital Expenditures. In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two year and one year periods, respectively. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

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

        During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

        TownePlace Suites by Marriott containing 91 units located on a 2 acre site owned by the Trust in Avenel Business Park in Gaithersburg, Maryland.
               Opening is scheduled for May 1, 1999.

        TownePlace Suites by Marriott containing 91 units located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for August 1, 1999.

        SpringHill Suites by Marriott containing 146 units located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. Opening is scheduled for August 1, 1999.

        TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in Ft. Lauderdale Commerce Center, Ft. Lauderdale, Florida. Opening is scheduled for August 1, 1999.

        The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

        During the quarter ended June 30, 1998, the Real Estate also began development of a 78,000 square floor single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $6.6 million with bank financing of $6.5 million for a five-year term and a two-year extension option. Leases for approximately 42% of the space have been signed.

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

Year 2000 Statement - Pursuant to The Year 2000 Information and Readiness
    Disclosure Act.

        The Real Estate Trust has reviewed all its financial and accounting systems for the purpose of assessing the impact of year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software has been modified to make it Year 2000 compliant. Property management systems for shopping centers, officer buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. At present, only one area of property management, apartments, has software which requires replacement to meet Year 2000 compliance, and that replacement is scheduled to be completed by May 1999. The Real Estate Trust has no information which would suggest that its financial systems will not continue to function effectively after the turn of the century.

        Using the Building Owners and Manager Association's guidelines to identify building systems and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 2000 compliant. We are presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information which would suggest that any system will not continue to function effectively after the turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication (as defined in The Year 2000 Information and Readiness Disclosure
Act) of Year 2000 statements of disclosures made by others.

        The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonable likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenants's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and develop contingency plans as appropriate. The Real Estate estimates that its incremental cost to meet year 2000 compliance is less than $250,000.

BANKING

Liquidity. The required liquidity level under OTS regulations at December 31, 1998 was 4.0%. The Bank's average liquidity ratio for the quarter ended December 31, 1998 was 14.3%, compared to 10.4% for the quarter ended September 30, 1998.

The Bank did not securitize and sell any loan receivables during the current quarter. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 4 to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $98.2 million and $12.2 million, respectively, at December 31, 1998, and $110.2 million and $12.5 million, respectively, at September 30, 1998, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $9.6 million and $11.3 million at December 31, 1998 and September 30, 1998, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At December 31, 1998, recourse to the Bank under these arrangements was $8.6 million, consisting of restricted cash accounts amounting to $4.1 million and overcollateralization of receivables of $4.5 million.

There were no material commitments for capital expenditures at December 31, 1998. During fiscal 1998, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank intends to develop and occupy an office building to use as its new corporate headquarters. Construction on this project is scheduled to begin in June 1999.

The Bank's liquidity requirements in fiscal 1999 and for years subsequent to fiscal 1999 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds, described above, will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

YEAR 2000 ISSUES

As part of its Year 2000 program, the Bank charged $2.4 million and $2.3 million, respectively to expense during the three months ended December 31, 1998 and the year ended September 30, 1998 and expects that an additional $4.0 million and $1.0 million will be charged to expense during the remainder of fiscal 1999 and fiscal 2000, respectively. The Bank also expects to invest an additional $4.8 million in equipment purchases, which will be amortized to expense over the estimated useful lives of the equipment. The Bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
        THREE MONTHS ENDED DECEMBER 31, 1997

REAL ESTATE

        The Real Estate Trust recorded a loss before depreciation and amortization of $558,000 and an operating loss of $3.5 million in the three-month period ended December 31, 1998 (the "1999 quarter") compared to a loss before depreciation and amortization of $4.6 million and an operating loss of $7.4 million in the three-month period ended December 31, 1997, (the "1998 quarter"). The changes reflect improved results in operations of hotels and office and industrial properties, and in the Real Estate Trust's equity in earnings (losses) of unconsolidated entities.

        Income after direct operating expenses from hotels increased $1,480,000 (29.7%) in the 1999 quarter over the level achieved in the 1998 quarter. $608,000 of this increase reflected improved results from the ten hotels owned throughout both quarters, and $872,000 reflected results from acquisition properties. The increase in total revenue of $2,856,000 (18.8%) exceeded the increase of $ 1,376,000 (13.5%) in direct operating expenses. For the ten hotels owned throughout both periods, the increase in total revenue was $672,000 (4.5%) and the increase in direct operating expenses was $64,000 (0.6%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates.

        Income after direct operating expenses from office and industrial properties increased $464,000 (12.9%) in the 1999 quarter over the 1998 quarter. Gross income, increased $423,000 (7.7%), while expenses decreased $41,000 (2.1%), principally due to lower property taxes and repairs and maintenance. The improvement was due to additional space leased in the current period and higher turnover rents.

        Interest expense increased $80,000 (0.8%) in the 1999 quarter because of higher average borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $442.4 million for the 1999 quarter from $404.0 million for the 1998 quarter. Average interest rates in the 1999 and 1998 quarters were 9.48% and 10.22%, respectively.

        Capitalized interest increased $189,000 in the 1999 quarter due to the higher level of development activity in the current period.

        Amortization of debt expense decreased $42,000 (30.0%) in the 1999 quarter, primarily due to lower costs experienced in the renewal of lines of credit.

        Depreciation increased $217,000 (8.2%) in the 1999 quarter as a result of new hotel assets placed in service.

        Advisory, management and leasing fees paid to related parties increased $217,000 (10.6%) in the 1999 quarter from their level in the 1998 quarter. The monthly advisory fees were $337,000 in the 1999 quarter, compared to $317,000 in the 1998 quarter, an increase aggregating $59,000 (6.2%). Management and leasing fees increased $158,000 (14.5%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

        General and administrative expense decreased $79,000 (20.7%) in the 1999 quarter, primarily due to lower accounting and holding company expense ($69,000).

        Equity in earnings (losses) of unconsolidated entities reflected earnings of $1,147,000 in the 1999 quarter and a loss of $1,339,000 in the 1998 quarter. The loss was attributable to nonrecurring charges for losses on sales of interest rate protection agreements and losses on early extinguishment of debt.

BANKING

Overview. The Bank recorded operating income of $7.3 million for the three months ended December 31, 1998 (the "1998 quarter"), compared to operating income of $29.4 million for the three months ended December 31, 1997 (the "1997 quarter"). The decrease in income for the current quarter was primarily due to the effects of the credit card sale on September 30, 1998. Although the credit card program has historically been a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy is a gradual process and the Bank's earnings for the current quarter have been adversely affected because the immediate loss of earnings from the credit card program has not yet been fully offset by corresponding reductions in operating expenses. Decreases in credit card interest income ($37.8 million), credit card fees ($13.8 million) and servicing and securitization income ($93.2 million) during the 1998 quarter were partially offset by an increase in single-family loan interest income ($25.3 million) and decreases in the provision for loan losses ($31.3 million) and operating expenses ($36.2 million).

Net Interest Income. Net interest income, before the provision for loan losses, increased $9.5 million (or 19.4%) in the 1998 quarter. The Bank would have recorded additional interest income of $0.7 million for the 1998 quarter if the Bank's non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                   Three Months Ended December 31,
                                             ----------------------------------------------------------------------------
                                                             1998                                   1997
                                             -------------------------------------  -------------------------------------
                                                Average                   Yield/       Average                   Yield/
                                                Balances      Interest     Rate        Balances      Interest     Rate
                                             -------------  -----------  ---------  -------------  -----------  ---------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                  $  3,477,289   $   75,943     8.74 %   $  2,574,477   $   74,495    11.57 %
  Mortgage-backed securities                    1,926,088       28,888     6.00        1,892,345       26,607     5.62
  Federal funds sold and securities
    purchased under agreements to resell           93,218        1,181     5.07          213,924        3,027     5.66
  Trading securities                               30,207          569     7.53           27,597          472     6.84
  Investment securities                            43,998          615     5.59           27,804          402     5.78
  Other interest-earning assets                   254,390        3,209     5.05          168,592        2,128     5.05
                                             -------------  -----------             -------------  -----------
   Total                                        5,825,190      110,405     7.58        4,904,739      107,131     8.74
                                                            -----------  ---------                 -----------  ---------

 Noninterest-earning assets:
  Cash                                            231,488                                206,274
  Real estate held for investment or sale          66,853                                 94,013
  Property and equipment,  net                    283,652                                274,908
  Goodwill and other intangible assets, net        30,478                                 21,230
  Other assets                                    221,304                                474,658
                                             -------------                          -------------
   Total assets                              $  6,658,965                           $  5,975,822
                                             =============                          =============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                           $  1,058,278        3,197     1.21     $    929,530        5,828     2.51
   Savings deposits                             1,016,707        5,719     2.25          992,692        8,531     3.44
   Time deposits                                1,512,870       19,399     5.13        1,791,592       24,775     5.53
   Money market deposits                        1,034,453        8,913     3.45          970,999        9,645     3.97
                                             -------------    ---------             -------------    ---------

   Total deposits                               4,622,308       37,228     3.22        4,684,813       48,779     4.16
  Borrowings                                      948,856       14,874     6.27          507,732        9,513     7.49
                                             -------------  -----------             -------------  -----------
   Total liabilities                            5,571,164       52,102     3.74        5,192,545       58,292     4.49
                                                            -----------  ---------                 -----------  ---------
 Noninterest-bearing items:
  Noninterest-bearing deposits                    435,667                                231,583
  Other liabilities                                70,826                                 80,218
  Minority interest                               144,000                                144,000
  Stockholders' equity                            437,308                                327,476
                                             -------------                          -------------
  Total liabilities and stockholders' equity $  6,658,965                           $  5,975,822
                                             =============                          =============

Net interest income                                         $   58,303                             $   48,839
                                                            ===========                            ===========
Net interest spread (2)                                                    3.84 %                                 4.25 %
                                                                         =========                              =========
Net yield on interest-earning assets (3)                                   4.00 %                                 3.98 %
                                                                         =========                              =========
Interest-earning assets to interest-bearing liabilities                  104.56 %                                94.46 %
                                                                         =========                              =========

-------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated
Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                 Three Months Ended December 31, 1998
                                                             Compared to
                                                 Three Months Ended December 31, 1997
                                                         Increase (Decrease)
                                                         Due to Change in (1)
                                                ---------------------------------------
                                                                               Total
                                                  Volume         Rate          Change
                                                ----------   -----------    -----------
Interest income:
  Loans (2)                                     $  86,902    $  (85,454)    $    1,448
  Mortgage-backed securities                          476         1,805          2,281
  Federal funds sold and securities
      purchased under agreements  to resell        (1,558)         (288)        (1,846)
  Trading securities                                   47            50             97
  Investment securities                               302           (89)           213
  Other interest-earning assets                     1,081            --          1,081
                                                ----------   -----------    -----------
      Total interest income                        87,250       (83,976)         3,274
                                                ----------   -----------    -----------


Interest expense:
    Deposit accounts                                 (644)      (10,907)       (11,551)
    Borrowings                                     14,947        (9,586)         5,361
                                                ----------   -----------    -----------
        Total interest expense                     14,303       (20,493)        (6,190)
                                                ----------   -----------    -----------



Increase in net interest income                 $  72,947    $  (63,483)    $    9,464
                                                ==========   ===========    ===========



---------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1998 quarter increased $3.3 million (or 3.1%) from the level in the 1997 quarter as a result of higher average balances of loans receivable, which was offset by lower average yields on loans receivable. Higher average balances of real estate loans, consumer loans and commercial loans more than offset the $1.1 billion dollar decrease in average credit card loans.

The Bank's net yield on interest-earning assets increased slightly to 4.00% in the 1998 quarter from 3.99% in the 1997 quarter. The increase in the net yield primarily reflected increased average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and related operations on September 30, 1998. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 104.56% for the 1998 quarter compared to 94.46% for the 1997 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $1.4 million (or 1.9%) from the 1997 quarter primarily because of higher average balances. The Bank did not securitize and sell any receivables in the three months ended December 31, 1998, which contributed to the higher average balances. Lower average yields earned on the loan portfolio (due to the effect of the credit card sale) offset the positive effect of the higher average balances.

Higher average balances of the Bank's single-family residential loans, which increased $1.5 billion (or 156.7%), resulted in a $25.3 million (or 141.1%) increase in interest income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of home equity loans, commercial loans and real estate construction loans increased $98.2 million, $73.9 million and $57.2 million, respectively, and contributed to a $1.3 million, $1.4 million and $1.2 million increase in interest income from such loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances. Average balances of automobile loans increased $167.1 million, which, when coupled with an increase in its average yield, resulted in an $8.7 million (or 97.3%) increase in interest income from such loans.

The average yield on the loan portfolio in the 1998 quarter decreased 283 basis points (to 8.74% from 11.57%) from the average yield in the 1997 quarter. The decline in the net yield for the current quarter resulted from the sale of the credit card portfolio on September 30, 1998. During the 1997 quarter, average credit card loans totaled $1.1 billion with an average yield of 14.0%.

Interest income on mortgage-backed securities increased $2.3 million (or 8.6%) primarily because of higher average balances and average yields. The effect of the higher average balances of $33.7 million was coupled with an increase in the average interest rates on these securities from 5.62% to 6.00%.

Interest expense on deposits decreased $11.6 million (or 23.7%) during the current quarter due to decreased average rates and balances. A shift in the deposit mix from certificates of deposits to lower yielding demand deposits contributed to the 94 basis point reduction in the average rate on deposits (to 3.22% from 4.16%). Also, as a result of decreased market rates, the Bank lowered its rates paid on deposits during fiscal year 1998.

The decrease in interest expense on deposits was partially offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan Bank advances ($200.4 million) and repurchase agreement transactions ($197.4 million) primarily resulted in a $5.4 million (or 56.4%) increase in interest expense on borrowings. This amount was partially offset by a 122 basis point reduction in the average rate on borrowings (to 6.27% from 7.49%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $3.8 million in the 1998 quarter from $35.1 million in the 1997 quarter. The $31.3 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio on September 30, 1998. See "Financial Condition - Asset Quality Allowances for Losses."

Other Income. Other (non-interest) operating income decreased to $29.5 million in the 1998 quarter from $128.6 million in the 1997 quarter. The $99.1 million (or 77.1%) decrease was primarily attributable to a decrease in servicing and securitization income. Also contributing to the decrease in other income was the elimination of credit card fees. Partially offsetting these decreases were an increase in deposit servicing fees and a decrease in loss on real estate held for investment or sale.

Servicing and securitization income decreased $93.2 million (or 93.2%) during the current quarter and resulted primarily from decreased securitization activity. During the quarter ended December 31, 1997, the Bank securitized and sold $335.0 million, $230.1 million and $161.7 million of credit card, automobile and home equity loan receivables, respectively, and recognized gains of $16.3 million, $9.0 million and $7.2 million, respectively, on these transactions. The Bank did not securitize and sell any loan receivables during the current quarter. In addition, credit card loan servicing fees amounting to $59.9 million for the quarter ended December 31, 1997 were eliminated as a result of the September 30, 1998 sale.

The $4.9 million (or 99.0%) decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $5.3 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $4.1 million (or 35.2%) during the 1998 quarter primarily due to increased fees recognized for servicing deposit accounts and fees generated through the Bank's ATM network.

Operating Expenses. Operating expenses for the 1998 quarter decreased $36.2 million (or 32.1%) from the level in the 1997 quarter. The sale of the Bank's credit card operations was primarily responsible for decreases in marketing expenses ($17.4 million), loan expenses ($6.4 million) and data processing expenses ($6.2 million) during the current quarter. Salaries and employee benefits decreased $4.0 million (or 9.0%) also as a result of the sale. Partially offsetting the decrease within salaries and employee benefits, were additions of staff to the Bank's consumer lending department and branch operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this Item is included in Item 2 " Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K are set forth below.

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------
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

  4.    (a)   Indenture dated as of September 1, 1992 with respect to the
              Trust's Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (b) First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust's Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (c) Indenture with respect to the Trust's Senior Notes Due from One Year to Ten Years from Date of Issue as filed as Exhibit 4 (a) to Registration Statement No. 33-19909 is hereby incorporated by reference.

        (d) First Supplemental Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit T-3C to the Trust's Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (File No. 22-20838) is hereby incorporated by reference.

        (e) Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4 (a) to Registration Statement No. 33-9336 is hereby incorporated by reference.

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------

        (f) Fourth Supplemental Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-95506 is hereby incorporated by reference.

        (g) Third Supplemental Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-91126 is hereby incorporated by reference.

        (h) Second Supplemental Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.

        (i) Supplemental Indenture with respect to the Trust's Senior Notes due from One Year to Ten Years from Date of Issue as filed as
              Exhibit 4(a) to Registration Statement No. 2-68652 is hereby incorporated by reference.

        (j) Indenture with respect to the Trust's Senior Notes due from One Year to Five Years from Date of Issue as filed as Exhibit T-3C to the Trust's Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (File No. 22-10206) is hereby incorporated by reference.

        (k) Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust's 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement No. 333-49937 is hereby incorporated by reference.

        (l) Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust's Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

  10.  (a)    Advisory Contract with B.F. Saul Advisory Company effective
              October 1, 1982 filed as Exhibit 10(a) to Registration Statement
              No. 2-80831 is hereby incorporated by reference.

        (b) Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and Franklin Property Company as filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

        (c) Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Savings Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------

        (d) Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Savings Bank, F.S.B. and certain real property to the Trust in exchange for preferred shares of beneficial interest of the Trust subsidiaries filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (e) Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation as filed as Exhibit 10(e) to the Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference

        (f) Amendment to Commercial Property Leasing and Management Agreement between the Trust and Franklin Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No.
              4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) subsidiaries filed as
              Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (g) Advisory Contract between B.F. Saul Advisory Company and Dearborn Corporation dated as of December 31, 1992 filed as Exhibit 10(p) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (h) Commercial Property Leasing and Management Agreement between Dearborn Corporation and Franklin Property Company dated as of December 31, 1992 filed as Exhibit 10(q) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (i) Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

        (j) Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B. F. Saul Company, Westminster Investing Corporation, Franklin Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 is hereby incorporated by reference.

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------

        (k) First Amended and Restated Reimbursement Agreement dated as of August 1, 1994 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Avenel Executive Park Phase II, Inc., Franklin Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation and the Trust as filed as Exhibit 10(l) to the Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1995 is hereby incorporated by reference.

        (1) Registration Rights Agreement dated as of March 25, 1998 among the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. as filed as Exhibit 4(c) to Registration Statement No. 333-49937 is hereby incorporated by reference.

        (m) Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

        (n) Written Agreement dated September 30, 1991 between the Office of Thrift Supervision and Chevy Chase Savings Bank, F.S.B. filed as
              Exhibit 10(f) to Registration Statement No. 33-34930 is hereby incorporated by reference.

        (o) Amendment to Written Agreement dated October 29, 1993 between the Office of Thrift Supervision and Chevy Chase Savings Bank, F.S.B. filed as Exhibit 10(u) to Registration Statement No. 33-34930 is hereby incorporated by reference.

   *27.       Financial Data Schedules.
-------------------
*Filed herewith.

        (b) The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)



Date: February 16, 1999         Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Vice President and Chief Financial Officer


Date: February 16, 1999         Ross E. Heasley
      -----------------         -----------------------------------------------
                                Vice President and Principal Accounting Officer