Form 10-K405/A
period 1998-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1999-04-15
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K/A

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

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K .....................................

                                    PART I

ITEM 1.  BUSINESS

General

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The Trust began its operations in 1964 as an unincorporated business trust organized under a Declaration of Trust governed by District of Columbia law. The Trust terminated its status as a qualified real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. On October 24, 1988, the Trust amended its Declaration of Trust to qualify the Trust as a statutory real estate investment trust under Maryland law.

The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 95% of the Trust's consolidated assets at September 30, 1998. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

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

Banking.

Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1998 was conducting business from 143 full-service branch offices, including 11 in-store banking centers, and 696 automated teller machines in Maryland, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Chevy Chase, Maryland, both suburban communities of Washington, D.C. The bank also maintains 14 mortgage loan production offices in the mid-atlantic region, 13 of which are operated by a wholly-owned mortgage banking subsidiary, and 31 consumer loan production offices, 24 of which are operated by a wholly-owned finance subsidiary. At September 30, 1998, the bank had total assets of $6.7 billion and total deposits of $4.9 billion. Based on total assets at September 30, 1998, Chevy Chase is the largest bank headquartered in the Washington, D.C. metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans and consumer loans. The bank also has an active commercial lending program. The bank's principal deposit and lending markets are located in the Washington, D.C. metropolitan area. As a complement to its basic deposit and lending activities, the bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. On November 12, 1997, the bank acquired ASB Capital Management, Inc., one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the bank provides a variety of investment products and fiduciary services to a primarily institutional customer base.

On September 30, 1998, the bank sold its credit card operations to First USA Bank, N.A.. The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and Mastercard credit card accounts. The bank recognized a net gain on this sale of $288.3 million. See Note 8 to the Consolidated Financial Statements in this report. Management believes that the ongoing consolidation in the credit card industry was making it increasingly difficult for relatively smaller institutions like the bank to make the investments in technology and other resources necessary to compete effectively with increasingly larger and more specialized issuers.

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

Chevy Chase Bank recorded operating income of $184.4 million for the year ended September 30, 1998, compared to operating income of $80.2 million for the year ended September 30, 1997. At September 30, 1998, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 7.93%, 12.93% and 20.70%. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as "FIRREA," as well as the standards established for well capitalized institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as "FDICIA".

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and, to a lesser extent, by the Federal Deposit Insurance Corporation. The bank's deposit accounts are fully insured up to $100,000 per insured depositor by the SAIF, which is administered by the FDIC.

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

Investment in Saul Holdings Limited Partnership

On August 26, 1993, the Real Estate Trust consummated a series of transactions in which it transferred its 22 shopping center properties and one of its office properties, together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership, and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership.

In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions and certain other properties to Saul Holding Partnership and its subsidiaries. Saul Centers, Inc., a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership.

Affiliates of the Trust received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. B. Francis Saul II, the Chairman of the Board of Trustees and Chief Executive Officer of the Trust, also serves as Chairman of the Board of Directors and Chief Executive Officer of Saul Centers.

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers common stock for each partnership unit provided that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 24.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers common stock are listed on the New York Stock Exchange under trading symbol "BFS".

In January 1998, in accordance with its obligation under an exclusivity agreement described below, the Real Estate Trust offered Saul Centers the right to purchase its newly constructed, 100% leased office/flex building located in the Avenel Business Park adjacent to Saul Centers' Avenel I - III buildings. The new building contained 46,227 square feet of leasable area. An independent appraisal determined the purchase price of $5.6 million. Saul Centers agreed to purchase the property as of April 1, 1998, by assuming the mortgage of $3.7 million and issuing 105,992 new units in Saul Centers' operating partnership to the Real Estate Trust.

At September 30, 1998, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 29 community and neighborhood shopping centers located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia, one research park located in a Maryland suburb of Washington, D.C. and one property planned to be converted to an industrial/warehouse facility located in Oklahoma.

Saul Centers. Saul Centers made an election to be treated as a real estate investment trust for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the year ended December 31, 1993. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify as a REIT, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has announced that it intends to make regular quarterly dividend distributions to its stockholders.

Management of the Properties. Saul Holdings Partnership and its subsidiaries manage their portfolio properties and any subsequently acquired properties through their management functions, which include personnel and such functions as property management, leasing, design, renovation, development and accounting. Saul Holdings Partnership and its subsidiaries have a fully integrated property management capability through approximately 150 professionals and staff personnel and with an extensive and mature network of relationships with tenants and potential tenants as well as with members of the brokerage and property owners' communities.

Saul Centers shares with affiliates of the Trust certain ancillary functions at cost, such as computer and payroll services, benefit administration and in-house legal services, and shares insurance expense on a pro rata basis. Affiliates of the Trust sublease office space to Saul Centers at cost. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by the independent directors of Saul Centers, who constitute five of the nine members of the board of directors.

Exclusivity Agreement and Right of First Refusal. The Real Estate Trust has entered into an exclusivity agreement with, and has granted a right of first refusal to, Saul Centers and Saul Holdings Partnership. The purpose of these agreements is to minimize potential conflicts of interest between the Real Estate Trust, Saul Centers and Saul Holdings Partnership. The exclusivity agreement and right of first refusal generally require the Real Estate Trust to conduct its shopping center business exclusively through Saul Centers and Saul Holdings Partnership and to grant these entities a right of first refusal to purchase commercial properties and development sites that become available to the Real Estate Trust in the District of Columbia or adjacent suburban Maryland. Subject to the exclusivity agreement and right of first refusal, the Real Estate Trust will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. The maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement total $115.5 million. See Note 2 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to their debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to Saul Holdings Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries at the date of the formation transactions exceeded the tax basis of such property. In the event Saul Centers or its wholly owned subsidiary Saul QRS, Inc., acting as general partner, causes such partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries as a result of the property disposition. See Note 2 to the Consolidated Financial Statements in this report.

Registration Rights. Saul Centers has granted the Real Estate Trust and its affiliates certain "demand" and "piggyback" registration rights with respect to the shares of Saul Centers common stock acquired in connection with the formation transactions or as a consequence of exercise of those rights. Subject to certain limitations, the registration rights grant the Real Estate Trust and its affiliates the opportunity to cause Saul Centers to register all or any portion of their shares once in each calendar year and to have the shares registered incidentally to any registration by Saul Centers of shares of common stock or other securities substantially similar to common stock. Saul Centers will bear expenses incident to its registration obligations upon exercise of the registration rights, except that it will not bear any underwriting discounts or commissions, Securities and Exchange Commission or state Blue Sky registration fees, or transfer taxes relating to registration of the shares.

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

Relationships with the B. F. Saul Company

The Real Estate Trust has significant relationships with B. F. Saul Company and two of B. F. Saul Company's wholly owned subsidiaries, B.F. Saul Advisory Company, referred to in this report as the "Advisor," and Franklin Property Company. B. F. Saul Company, founded in 1892, specializes in real estate investment services, including acquisitions, financing, management and leasing, and insurance. B. Francis Saul II, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, is Chairman of the Board and President of B. F. Saul Company and the Advisor.

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

The Trustees, including the two independent Trustees, review the fees and compensation arrangements between the Real Estate Trust and B. F. Saul Company and its related entities and affiliates and believe that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources. See "Certain Relationships and Related Transactions."

Holding Company Regulation

The Trust and B.F. Saul Company, by virtue of their direct and indirect control of the bank, and Chevy Chase Property Company, referred to in this report as "CCPC," and CCPC's wholly-owned subsidiary, Westminster Investing Corporation, by virtue of Westminster's direct and indirect ownership of 24.9% of the common stock of the Trust, are "savings and loan holding companies" subject to regulation, examination and supervision by the OTS.

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

As unitary savings and loan holding companies, the holding companies are virtually unrestricted in the types of business activities in which they may engage, provided the bank continues to meet the qualified thrift lender test. See "Banking Regulation - Qualified Thrift Lender Test If the holding companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the bank, the holding companies would become "multiple" savings and loan holding companies.

As multiple savings and loan holding companies, the holding companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the Qualified Thrift Lender Test. The holding companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

The Trust and B. F. Saul Company entered into an agreement with OTS's predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the bank's regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the bank to meet those requirements. Since the execution of this agreement among the Trust, B. F. Saul Company and the OTS's predecessor, the OTS has changed its policy and now accepts more limited agreements from those acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the bank have changed significantly as a result of FIRREA. The OTS has stated that capital maintenance agreements entered into prior to such modification of OTS policy and the enactment of FIRREA were not affected by such changes. The Trust and B. F. Saul Company have not sought to modify the existing agreement. To the extent the bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and B. F. Saul Company under the agreement. The bank's business plan does not contemplate any future capital contributions from the Trust or B. F. Saul Company.

If the bank were to become "undercapitalized" under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the bank would take to become "adequately capitalized." The OTS could not accept the plan unless the holding companies guaranteed in writing the bank's compliance with that plan. The aggregate liability of the holding companies under such a commitment would be limited to the lesser of (1) an amount equal to 5.0% of the bank's total assets at the time the bank became "undercapitalized" and (2) the amount necessary to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with its capital plan. If the holding companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to "significantly undercapitalized" institutions.

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

Savings institutions such as the bank generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions and, in some cases, other financial institutions. Certain significant aspects of the federal income taxation of the bank are discussed below.

The Internal Revenue Service has concluded the audits of the federal income tax returns of the Trust for the taxable years ended September 30, 1992, September 30, 1993 and September 30, 1994. The IRS audit adjustments did not have a significant adverse effect on the Trust's reported earnings under generally accepted accounting principles. The IRS has notified the Trust that its consolidated federal tax return for the fiscal year ended September 30, 1995 has been selected for review, which could lead to an IRS audit.

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

Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and took effect for tax years beginning after December 31, 1995. As a result, for its fiscal year 1997 and fiscal year 1998, the bank is no longer able to use the "reserve method" for computing its bad debt deduction and can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995, or, if the thrift meets a loan origination test, beginning up to two years later. The bank's accumulated reserves since 1987 which are subject to recapture under this rule are $101.3 million. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank's financial statements as of September 30, 1998 and 1997.

Consolidated Tax Returns; Tax Sharing Payments. Generally, the operations of the Trust have generated significant net operating losses. The bank's taxable income in the current year was sufficient to fully utilize the current year tax loss of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended, the bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below. Under the terms of the bank's board resolution, the bank is permitted to make tax sharing payments to the Trust of up to $15.0 million relating to any fiscal year without OTS approval.

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

The bank made tax sharing payments of $5.6 million in fiscal 1998. The tax sharing payments were conditioned on a pledge by the Trust of certain Trust or other assets to secure certain of its obligations under the tax sharing agreement. At September 30, 1998, the amount of tax sharing payments due to the Trust from the bank was $6.6 million, which was paid subsequent to the fiscal year end. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the Trust's affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (2) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the bank to the Trust which, as described above under "Holding Company Regulation," is prohibited under current law. The tax sharing agreement itself does not provide for any remedies upon a breach by any party of its obligations under the agreement.

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

BANKING

Regulation

Federal Home Loan Bank System. The bank is a member of the Federal Home Loan Bank of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to enhance the availability of residential mortgages. From time to time, the bank obtains advances from the FHLB. At September 30, 1998, the bank had outstanding advances from the FHLB of Atlanta of $352.0 million. See Note 21 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds Borrowings."

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

o 1.0% of home mortgage loans, home-purchase contracts and similar mortgage-related assets;
o  0.3% of total assets;
o  $500; or
o  5.0% of outstanding advances.

Pursuant to this requirement, the bank had an investment of $49.0 million in FHLB stock at September 30, 1998. The bank earned dividends of $2.4 million and $2.0 million during the years ended September 30, 1998 and 1997.

Liquidity Requirements. The bank is required to maintain a daily average balance of liquid assets, including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds, certain mortgage-related securities, certain mortgage loans and U.S. Government, state government and federal agency obligations, equal to a specified percentage of its average daily balance of deposits, based upon the preceding quarter's average balances, plus borrowings, or portions thereof, payable in one year or less. Effective November 24, 1997, the OTS reduced the minimum liquidity requirement to 4.0% from 5.0% and changed the reporting requirement to quarterly instead of monthly. If an institution's liquid assets at any time do not at least equal, on an average daily basis for the quarter, the amount required by the OTS, the institution could be subject to various monetary penalties imposed by the OTS. At September 30, 1998, the bank was in compliance with the liquidity requirement, with a liquid assets ratio of 10.4%.

Deposit Insurance Premiums. Under FDIC insurance regulations, the bank is required to pay premiums to the Savings Association Insurance Fund for insurance of its deposit accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the bank Insurance Fund and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits. As a result of a one-time special assessment paid by thrift institutions pursuant to legislation enacted in 1996 to recapitalize the SAIF, a prior differential between BIF and SAIF assessment rates was eliminated and the rates for SAIF members are identical to the rates for BIF members.

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation bonds used to provide liquidity to the savings and loan industry in the 1980s. Annualized FICO assessments which were added to deposit insurance premiums equaled 6.25 basis points for SAIF members and 1.25 basis points for BIF members for the first semi-annual period of 1998 and 5.96 basis points for SAIF members and 1.192 basis points for BIF members for the second semi-annual period of 1998. This differential is expected to remain in effect through December 31, 1999, after which BIF and SAIF members will pay identical FICO assessments, which are expected to be approximately 2.4 basis points. Thus, the bank and other institutions with SAIF-assessable deposits will continue to pay somewhat higher deposit insurance premiums than institutions with BIF-assessable deposits, which could lead to a competitive disadvantage in the pricing of loans and deposits.

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

Regulatory Capital. Under OTS regulations implementing the capital requirements imposed by FIRREA, savings institutions, such as the bank, are subject to a minimum tangible capital requirement, a minimum core or leverage capital requirement, and a minimum total risk-based capital requirement. Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1998, the bank's tangible, core and total risk-based regulatory capital ratios were 7.93%, 7.93% and 20.70%, compared to the minimum requirements under FIRREA of 1.50%, 3.00% and 8.00% in effect at that date.

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

Prior to October 1, 1998, under interim guidance issued by the OTS, mortgage and non-mortgage servicing assets and purchased credit card relationships could be included up to an aggregate amount of 50% of core capital and PCCRs and non-mortgage servicing assets were also subject to a sublimit of 25% of core capital. For these purposes, servicing assets and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1998, the bank had qualifying servicing assets of $27.0 million, which constituted 5.1% of core capital at that date, and had no PCCRs.

Effective October 1, 1998, the OTS and the other federal bank regulatory agencies amended their regulatory capital requirements relating to servicing assets. The final rule increases the maximum amount of mortgage and non-mortgage servicing assets and PCCRs that can be included in Tier 1 capital from 50% to 100%. PCCRs and non-mortgage servicing assets are still subject to a sublimit of 25% of core capital.

Deductions from capital apply for investments in, and loans to, subsidiaries engaged in activities not permissible for national banks, for equity investments that are not permissible for national banks and for the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio.

The tangible capital requirement adopted by the OTS requires a savings institution to maintain tangible capital in an amount not less than 1.5% of tangible assets, which is the minimum ratio required by FIRREA. Tangible capital is defined as core capital less investments in certain subsidiaries and any intangible assets, including supervisory goodwill, plus qualifying servicing assets valued at the amount includable in core capital.

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

Pursuant to OTS's capital requirements, the bank maintains dollar-for-dollar capital against the securitized assets in an amount equal to:

o  the amounts on deposit in spread accounts;
o the amount of any interest-only strips relating to the securitized assets; and
o certain other items representing recourse for regulatory capital purposes, up to the otherwise applicable capital requirement on the underlying loans.

The OTS and the other federal bank regulatory agencies have proposed revisions to their risk-based capital regulations to address the regulatory capital treatment of recourse obligations and direct credit substitutes involving exposure to credit risk.
The proposal:

o would define recourse to include, among other things, providing credit enhancement beyond any contractual obligation to support assets sold and providing representations and warranties other than those that relate to an existing state of facts that the seller can either control or verify with reasonable due diligence at the time the assets are sold;
o would treat direct credit substitutes and recourse obligations consistently; and
o would use credit ratings and possibly certain other alternative approaches to match the risk-based capital assessment more closely to an institution's relative risk of loss in asset securitizations.


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

A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 1998, the bank had $53.0 million in allowances for general loan and lease losses, all of which was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out established for such maturing capital instruments by the OTS permits an institution to include such instruments in supplementary capital under one of two phase-out options: (1) at the beginning of each of the last five years prior to the maturity date of the instrument, the institution may reduce the amount eligible to be included by 20% of the original amount or (2) the institution may include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of the institution's capital.

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

OTS regulations contain special rules affecting savings institutions with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings institution's investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for a national bank, also known as "non-includable subsidiaries," are, with certain exceptions, deducted from the savings institution's capital. At September 30, 1998, investments in non-includable subsidiaries were fully deducted from all three FIRREA capital requirements. All or a portion of the assets of each of a savings institution's subsidiaries are generally consolidated with the assets of the savings institution for regulatory capital purposes unless all of the savings institution's investments in, and extensions of credit to, such subsidiary are deducted from capital. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1998, the bank's investments in, and extensions of credit to, its non-includable subsidiaries totaled approximately $4.1 million, of which $3.9 million constituted a deduction from tangible capital.

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

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for real estate acquired in settlement of loans to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from risk-based capital. In February 1998, the bank received from the OTS extensions through February 17, 1999 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal 1990, 1991 and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition Capital."

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

An institution is categorized as well capitalized under the regulations if it
(A) has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and (B) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level. An institution is considered adequately capitalized if such capital ratios are at least 4.0%, or3.0% if rated in the highest supervisory category, 4.0% and 8.0%. An institution with a leverage ratio below 4.0%, or 3.0% if rated in the highest supervisory category, a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0% is considered undercapitalized and an institution with ratios under 3.0%, 3.0% or 6.0% is considered significantly undercapitalized.

Finally, an institution is considered critically undercapitalized, and subject to provisions mandating appointment of a conservator or receiver, if its ratio of tangible equity, which is generally defined by the OTS as core capital plus cumulative perpetual preferred stock, to total assets is 2.0% or less. An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

At September 30, 1998, the bank's leverage, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 12.93% and 20.70% which exceeded the minimum ratios established for well capitalized institutions.

Board Resolution. At the request of the OTS, the board of directors of the bank adopted a resolution in March 1996 which, among other things, permits the bank:
(1) to make tax sharing payments without OTS approval to the B.F. Saul Real Estate Investment Trust, which owns 80% of the bank's Common Stock, of up to $15.0 million relating to any single fiscal year; and (2) to declare dividends on its stock in any quarterly period up to the lesser of (A) 50% of its after tax net income for the immediately preceding quarter or (B) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus, in either case, dividends declared on the bank's preferred stock during that quarterly period. The resolution also provides that the bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity.

Qualified Thrift Lender Test. Insured savings institutions like the bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires thrifts to maintain a thrift investment percentage equal to a minimum of 65%. The numerator of such percentage is the thrift's qualified thrift investments and the denominator is the thrift's portfolio assets. Portfolio assets is defined as total assets minus:

o the thrift's premises and equipment used to conduct its business;
o  liquid assets, as defined up to 20 percent of total assets;
   and
o  intangible assets, including goodwill.

The QTL test must be met on a monthly average basis in nine out of every 12 months. The bank had 86.7% of its assets invested in qualified thrift investments at September 30, 1998, and met the QTL test in each of the previous 12 months.

A thrift's qualified thrift investments consist of residential housing loans, including home equity loans and manufactured housing loans, mortgage-backed securities, FHLB and Federal National Mortgage Association stock, small business loans, credit card and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans other than credit card and educational loans, 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in areas with unmet credit needs. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to meet the QTL test, it:

o may not make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank;

o may not establish any new branch office at any location at which a national bank could not establish a branch office;

o  may not obtain new advances from the applicable FHLB; and

o may not pay dividends beyond the amounts permissible if it were a national bank.

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

Dividends and Other Capital Distributions. Under OTS regulations, the ability of thrift institutions such as the bank to make capital distributions, which are defined to include payment of dividends, stock repurchases, cash-out mergers and other distributions charged against the capital accounts of an institution, varies depending primarily on the institution's earnings and regulatory capital levels. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the bank's outstanding subordinated debentures.

Institutions are divided into two tiers for purposes of these regulations. Tier 1 institutions are those in compliance with their capital requirements and which have not been notified by the OTS that they are in need of more than normal supervision. Tier 1 institutions may make capital distributions without regulatory approval in amounts up to the greater of (A) 100% of net income for the calendar year to date, plus up to one-half of the institution's surplus capital, defined as the excess of capital over the fully phased-in requirements, at the beginning of the calendar year in which the distribution is made, or (B) 75% of net income for the most recent four quarters. Tier 1 institutions that make capital distributions under the foregoing rules must continue to meet the applicable capital requirements on a pro forma basis after giving effect to such distributions. Tier 1 institutions may seek OTS approval to pay dividends beyond these amounts.

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

At September 30, 1998, the bank had sufficient levels of capital to be a Tier 1 institution for purposes of the capital distribution regulation. However, the OTS retains discretion under its capital distribution regulation to treat an institution that is notified in writing that it is in need of more than normal supervision as a Tier 2 or Tier 3 institution.

The OTS retains general discretion to prohibit any otherwise permitted capital distributions on general safety and soundness grounds and must be given 30 days advance notice of all capital distributions. The OTS has approved the payment of dividends on the bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A, referred to in this report as the "13% Preferred Stock," provided that:

o immediately after giving effect to the dividend payment, the bank's core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%;

o dividends are earned and payable in accordance with the OTS capital distribution regulation; and

o the bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

Although the bank believes that dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, referred to in this report as the "REIT Preferred Stock," issued by Chevy Chase Preferred Capital Corporation, or the "REIT subsidiary," should not be considered capital distributions for this purpose, there can be no assurances that the OTS would agree with this position. Without addressing the issue of whether dividends on the REIT Preferred Stock are capital distributions subject to the regulations, the OTS has indicated that it would not object to the REIT subsidiary's payment of quarterly dividends on the REIT Preferred Stock in an amount up to the amount of the REIT subsidiary's net income for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition Capital."

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

In considering an application or notice, the proposal provides that the OTS will not permit a capital distribution if:

o the bank would be undercapitalized following the distribution;

o the capital distribution raises safety and soundness concerns; or

o the capital distribution violates any statute, regulation, agreement with the OTS, or condition imposed by the OTS.


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

The bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of:

o  $15 million;

o 66 2/3% of the bank's consolidated net income accrued on a cumulative basis commencing on October 1, 1993; and

o the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank.

Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank's 10 3/8% Noncumulative Preferred Stock, Series B, if issued in exchange for the outstanding REIT Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital and Security Ownership of Certain Beneficial Owners and Management."

At the request of the OTS, the Board of Directors of the bank adopted a resolution which permits the bank to declare dividends on its stock in any quarterly period up to the lesser of (1) 50% of its after tax net income for the immediately preceding quarter or (2) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus, in either case, dividends declared on the bank's 13% Preferred Stock during that quarterly period.

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

Lending Limits. With certain exceptions, the bank is prohibited from lending to one borrower, including certain related entities of the borrower, amounts in excess of 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. The bank's regulatory loans-to-one-borrower limit was approximately $125.6 million at September 30, 1998, and no group relationships exceeded this limit at that date.

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

Regulatory Assessments. The OTS imposes the following fees to fund its operations:

o  asset-based assessments for all savings institutions;

o examination fees for certain affiliates of savings associations;

o  application fees;

o  securities filing fees; and

o publication fees. Of these fees, the semi-annual asset-based assessments, which for the bank totaled $867,000 for the twelve-month period ending December 31, 1998, are the most significant.


Effective January 1, 1999, the OTS will charge examination and supervisory assessments based on a revised formula intended to more accurately reflect OTS's estimates of the actual cost of examining and supervising an institution. Unlike the current formula under which only institutions with a CAMELS rating of 4 or 5 pay a surcharge, the revised formula also will impose a surcharge on institutions with a CAMELS rating of 3 and on complex institutions, which OTS defines as any institution with significant amounts, over $1 billion, of certain off-balance sheet assets, specifically, loans serviced for others, trust assets and recourse obligations or direct credit substitutes. The bank anticipates that its assessments will increase under the revised formula.

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

Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they meet the QTL test and their regulatory capital requirements and have at least a satisfactory rating under the Community Reinvestment Act.

Amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims, other than secured claims to the extent of any such security, in the following order of priority:

o  administrative expenses of the receiver;

o  any deposit liability of the institution;

o any other general or senior liability of the institution, which is not an obligation described in the next two bullets;

o any obligation subordinated to depositors or general creditors, which is not an obligation described in the next bullet; and

o any obligation to stockholders arising as a result of their status as stockholders.

The OTS and the other federal bank regulatory agencies have requested comment on possible changes to the existing regulatory classification policies for retail credit. Among the changes being considered are adoption of:

o a uniform charge-off policy for open-end and closed-end credit;

o a charge-off policy for loans affected by bankruptcy, fraudulent activity, and/or death of a borrower;

o  a policy for treatment of partial payments;

o  a prudent reaging policy for past due accounts; and

o a classification policy for delinquent residential mortgage and home equity loans.

The bank is unable to predict at this time what, if any, changes will be made to the existing policies.

Pending Legislation

Thrift Charter Legislation. Legislation passed in 1996 requires the merger of the BIF and the SAIF into a single Deposit Insurance Fund on January 1, 1999, but only if the thrift charter is eliminated by that date. Because the 105th Congress did not enact legislation eliminating the thrift charter, no such Merger took place on January 1, 1999. Although earlier versions of financial modernization legislation considered by the 105th Congress would have required federal thrifts, like the bank, to convert their charters to national or state bank charters, the versions of the legislation passed by the House of Representatives and by the Senate Banking Committee prior to adjournment would not have required the bank to convert its charter.

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

Federal Reserve System

The Federal Reserve Board requires depository institutions, including federal savings banks, to maintain reserves against their transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the bank's earning asset base. FRB regulations generally require that reserves be maintained against net transaction accounts.

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

In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company, entered into an agreement with the United States Department of Justice which committed them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, D.C. metropolitan area. Specifically, Chevy Chase and B.F. Saul Mortgage Company agreed to invest $11.0 million in the African-American community of the Washington, D.C. metropolitan area over a five-year period. This commitment obligated Chevy Chase and B.F. Saul Mortgage Company to:

o provide $7.0 million over the five-year period in subsidies for below- market mortgage loans to residents of designated majority African-American neighborhoods in Washington, D.C.
   and Prince George's County, Maryland;

o  open two additional mortgage offices in majority
   African-American neighborhoods in the metropolitan
   Washington, D.C. area; and

o  open one new deposit branch in the Anacostia area of Washington, D.C.

Chevy Chase and B.F. Saul Mortgage Company also agreed over the same five-year period, among other things, to continue efforts to increase their promotional efforts targeted to residents of African-American neighborhoods, to continue efforts to recruit African-Americans for loan production positions, and to continue various employee training programs. Chevy Chase and B.F. Saul Mortgage Company view these efforts as continuations of their existing programs.

Other Aspects of Federal Law

The bank is also subject to federal statutory provisions covering other items, including security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

Recent Accounting Pronouncements

SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Because SFAS 130 addresses only disclosure related issues, its adoption will not have an impact on the bank's financial condition or its results of operations.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was also issued in June 1997. SFAS 131 establishes accounting standards for the way business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Because SFAS 131 addresses only disclosure related issues, its adoption will not have an impact on the bank's financial condition or its results of operations.

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

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65, was issued in October 1Mortgage Banking Activities to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

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

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and Fairfax County in Virginia. Approximately 13.3% of the bank's deposits at September 30, 1998 were obtained from depositors residing outside of Maryland and Northern Virginia. Chevy Chase had the largest market share of deposits in Montgomery County, and ranked third in market share of deposits in Prince George's County at June 30, 1997, according to the most recently published industry statistics. The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, D.C. area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rates in Montgomery and Fairfax Counties in September 1998, 2.4% and 1.9%, were below the national rate of 4.4% and those of Maryland and Virginia ,4.3% and 3.2%, for the same month.

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

Lending Activities

Loan Portfolio Composition. At September 30, 1998, the bank's loan portfolio totaled $2.8 billion, which represented 41.2% of its total assets. It should be noted that all references in this report to the bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 70.6% of the loan portfolio at that date.

The following table sets forth information concerning the bank's loan portfolio, net of unfunded commitments, for the periods indicated.

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

The bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. In addition, the composition of the bank's loan portfolio as of September 30, 1998 was significantly affected by the sale of the bank's credit card portfolio on that date. See "Regulation - Regulatory Capital," "Qualified Thrift Lender Test" and "Federal Taxation - Bad Debt Reserve" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset and Liability Management."

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

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses, which give the bank the right to declare a conventional loan -- one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans' Administration -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the bank's single- family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1998, principal repayments of $211.0 million are contractually due within the next year. Of this amount, $69.1 million is contractually due on fixed-rate loans and $141.9 million is contractually due on adjustable-rate loans.

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

Single-Family Residential Real Estate Lending. The bank originates a variety of loans secured by single-family residential structures. At September 30, 1998, $2.0 billion, or 70.6%, of the bank's loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $944.0 million, or 36.9%, at September 30, 1997. Of these amounts, $25.5 million and $13.4 million consisted of FHA-insured or VA-guaranteed loans at September 30, 1998 and 1997. Approximately 77.8% of the bank's single-family residential real estate loans at September 30, 1998, by principal balance, were secured by properties located in Maryland, Virginia or the District of Columbia.

The bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the bank. Chevy Chase currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

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

The bank's conforming fixed-rate, single- family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the sale and/or securitization of the mortgage loan. In order to manage its interest-rate exposure, the bank hedges its held for sale fixed-rate mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 1998, the bank had $56.3 million of single-family residential loans held for sale to investors.

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

Securitization and sale of home equity receivables has been an important element of the bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition." The bank transferred $298.8 million, $170.6 million and $96.5 million of home equity receivables in fiscal 1998, fiscal 1997 and fiscal 1996 to trusts for securitization and sale to investors. Gains of $19.7 million, $11.8 million and $4.7 million were recognized by the bank as a result of these transactions. The bank continues to service the underlying accounts.

Commercial Real Estate and Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans increased 68.2% in fiscal 1998 to $182.5 million at September 30, 1998, from $108.5 million at September 30, 1997. The bank provides financing, generally at market rates, to certain purchasers of its real estate owned. Additionally, the bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

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

Following the sale of the credit card portfolio to FUSA on September 30, 1998, the bank no longer offers its own credit card loans, but has entered into an agreement with FUSA pursuant to which the bank will provide credit cards issued by FUSA to the bank's local customers. The bank's portfolios of automobile loans, home improvement and related loans and other consumer loans totaled $357.8 million, $67.4 million and $33.5 million at September 30, 1998, which accounted for a combined 16.5% of total loans at that date.

The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1998, the bank purchased or originated $715.2 million and $108.5 million of automobile loans and home improvement loans which was partially offset by the transfers of $534.7 million and $45.9 million of receivables to trusts for securitization and sale to investors.

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

Currently, the bank generally does not originate a traditional second mortgage loan, excluding home equity credit line loans, if the aggregate loan-to-value ratio of the second loan and the related first mortgage loan exceeds 80% of the appraised value of the property. In some circumstances, the bank originates a first and second mortgage loan simultaneously where the total loan value does not exceed 90% of the appraised value of the property.

The bank also offers home equity credit line loans up to a 125% maximum loan-to-value ratio. Private mortgage insurance is generally obtained for the amount over 80% of the value of the underlying property. Loan-to-value ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan's collateral could expose the bank to losses. The bank's ability to make loans with a loan-to-value ratio above 90 percent without mortgage insurance is limited to 100 percent of the bank's total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including loan-to-value limitations conforming to specific guidelines established by the OTS. The bank's current lending policies conform to these regulations.

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the bank's liens. The bank requires fire and casualty insurance for permanent loans, including home equity credit line loans, and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase's approval. Generally, for any residential loan, including home equity credit line loans, in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the bank's mortgage insurance is placed with four carriers.

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

Consumer Loan Underwriting. Consumer loans, which include automobile loans and home improvement and related loans and overdraft lines of credit, are originated or purchased by the bank after a review by the bank in accordance with its established underwriting procedures.

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

The bank also makes automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary apply to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank's guidelines for its traditional loan program, but who meet certain other creditworthiness tests. Such loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank's traditional lending program. See "Subsidiaries Operating Subsidiaries."

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

The following table sets forth certain information relating to the bank's servicing income as of or for the years indicated.

                         As of or For the Year Ended September 30,
                        ---------------------------------------------
(In thousands)             1998           1997             1996
----------------------  ------------  --------------   --------------
Residential.........     $4,003,946      $3,930,371       $3,045,650
Credit card.........         --           4,015,172        3,889,704
Home equity.........        421,432         459,130          416,365
Automobile..........      1,055,746       1,083,026          505,638
Home loans..........        200,033         244,140          141,106
                        ------------  --------------   --------------
   Total amount of
   loans serviced
   for others (1)...     $5,681,157      $9,731,839       $7,998,463
                        ------------  --------------   --------------

Servicing and
   securitization
   income (2).......       $233,271        $305,192         $284,964
                        ------------  --------------   --------------

----------------------
(1) The bank's basis in its servicing assets and interest-only strips at September 30, 1998, 1997 and 1996 was $40.7 million, $128.8 million and $75.4 million.
(2) In each of the years ended September 30, 1998, 1997 and 1996, servicing and securitization income as a percentage of net interest income before provision for loan losses was 118.2%, 143.6% and 142.9%.

The bank earns fees in connection with the servicing of home equity loans, home loans, automobile loans, single-family residential mortgage loans and those credit card loans prior to the sale of the credit card portfolio on September 30, 1998. The bank's level of servicing and securitization income varies based in large part on the amount of the bank's securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases.

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

The bank's investment in servicing assets, including servicing assets and interest-only strips, and the amortization of such assets, are periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which are the estimated rate of repayment of the underlying loans and estimated credit losses. The bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates.

If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the bank's earnings, could be negatively impacted. No assurance can be given that the bank's receivables will not experience significant increases in prepayment or default rates or that the bank may not have to continue to write down the value of its servicing assets. Additionally, the bank stratifies its capitalized servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See "Summary of Significant Accounting Policies The bank" in this report.

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

The bank's methods for determining the allowance on loans secured by real estate vary depending on whether the loans are secured by residential homes or by other real estate. For residential mortgage loans, management analyzes the allowance by stratifying residential permanent loans on a state by state basis and based on whether the property is occupied by the owner. After the residential permanent portfolio has been stratified by state, historical loss ratios, as adjusted for predictable or quantifiable trends, if known, for the specific states are applied to delinquent loans. Based on this analysis, a reserve component is assigned to residential permanent loans. In the bank's experience, this approach has resulted in timely recognition of necessary allowances, which has been generally supported by the bank's favorable results on the ultimate disposition of the underlying collateral.

The bank assesses the adequacy of its general valuation allowances on non-residential, other than single-family residential, mortgage loans, REO and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The bank obtains current appraisals when properties are classified as REO. The bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

In addition to the general valuation allowances described above, valuation allowances are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral or guarantees, if applicable.

From fiscal 1994 through fiscal 1998, the bank provided additional general valuation allowances, which were equal to, or exceeded, the net earnings generated by the development and sale of land in the Communities. See "Management's' Discussion and Analyses of Financial Condition and Results of Operations Financial Condition - Asset Quality - Allowances for Losses."

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

The bank's individualized asset review takes place within its Asset Review Committee and the Asset Classification Committee. The Asset Review Committee accumulates and analyzes data relating to classified and potential problem assets of $5.0 million or more and makes appropriate recommendations regarding asset classifications to the Asset Review Committee and the Asset Classification Committee. These committees meet on a regular basis to discuss classifications of such assets and to review the allowances for losses. In addition, these committee generally review the status of various projects, including, for example, data on recent lot sales for residential development projects. Actual progress is compared to projections made when the related loan was underwritten. Local economic conditions and known trends are also reviewed. The committees also consider steps being taken by borrowers to address problems, and reviews financial information relating to borrowers and guarantors as well as reports by loan officers who are responsible for continually evaluating the projects. The actions of the committees are reported to the Board of Directors.

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
                        ============ ======== ============ ======== ============= ======= ============ ======= ============ ========

The range of deposit account products offered by the bank through its extensive branch and ATM network allows the bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have become increasingly responsive to changes in interest rates, the bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy. The bank had $0 and $315.1 million of brokered deposits at September 30, 1998 and 1997. Chevy Chase began accepting brokered deposits in fiscal 1997 as a way to diversify the bank's funding sources. The bank does not currently place significant reliance on brokered deposits as a key source of funding. Under FDIC regulations, the bank is permitted to accept brokered deposits as long as it meets the capital standards established for well capitalized institutions, or with FDIC approval, adequately-capitalized institutions under the prompt corrective action regulations.

The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                      Deposit Flows
                                Year Ended September 30,
                           ------------------------------------
(In thousands)                1998         1997        1996
-------------------------  -----------  -----------  -----------
Deposits................   $24,799,407  $18,915,801  $15,312,125

Withdrawals from           (24,984,251) (18,354,989) (15,469,909)
accounts................   -----------  -----------  -----------

Net cash to (from)            (184,844)     560,812     (157,784)
accounts................
Interest credited to           179,318      168,907      162,569
accounts................   -----------  -----------  -----------

Net increase (decrease)        $(5,526)    $729,719       $4,785
in deposit balances.....   ============ ===========  ===========

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
                 ============            ===========            ==========            =============            ============

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1998.


  Year Ending September        Amount      Weighted Average
  30,                                            Rate
  ------------------------- -------------  ------------------
  (Dollars in thousands)
  1999..................       $ 343,610         5.29%
  2000..................          17,737         6.47%
  2001..................           2,597         5.56%
  2002..................           2,994         5.67%
  2003..................           3,118         5.80%
                            -------------  ------------------
  Total.................       $ 370,056         5.69%
                            -------------  ------------------


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
                      ==============   ===============   ==============    ==============    ==============    ==============

Borrowings. The FHLB system functions as a central reserve bank providing credit for member institutions. As a member of the FHLB of Atlanta, Chevy Chase is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgages and other assets, including principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

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

From time to time, the bank enters into repurchase agreements, which are treated as financings. The bank sells securities, which are usually mortgage-backed securities to a dealer and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the bank secured by the securities sold. The bank had outstanding repurchase agreements of $387.3 million at September 30, 1998.

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

                                             September 30,
                                       ---------------------------
   (Dollars in thousands)                 1998           1997
   ----------------------------------  ------------  -------------
   Securities sold under repurchase
   agreements:
   Balance at year-end                 $ 387,305       $ 2,606
   Average amount outstanding
   during the year                       302,564       483,076
   Maximum amount outstanding at
   any month-end                         806,393       946,090
   Weighted average interest rate
   during the year                         5.68%         5.48%
   Weighted average interest rate
   on year-end balances                    5.63%         5.35%



On November 23, 1993, the bank sold $150 million principal amount of its 9-1/4% Subordinated Debentures due 2005, referred to in this report as the "1993 Debentures". Interest on the 1993 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the bank's supplementary capital for regulatory capital purposes. As of December 1, 1998, the 1993 Debentures are redeemable, in whole or in part, at any time at the option of the bank.

On December 3, 1996, the bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008, referred to in this report as the "1996 Debentures". Interest on the 1996 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1996 Debentures in the bank's supplementary capital for regulatory capital purposes. On or after December 1, 2001, the 1996 Debentures will be redeemable, in whole or in part, at any time at the option of the bank.

Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996 Debentures prior to their stated maturity would be subject to prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of a similar or higher quality capital instrument.

Subsidiaries

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. Such regulations also permit the bank to make conforming loans to such subsidiaries and joint ventures in an amount not to exceed 50% of the bank's regulatory capital. At September 30, 1998, 2.0% and 3.0% of the bank's assets was equal to $135.0 million and $202.5 million and the bank had $9.3 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

Real Estate Development Activities. Manor Investment Company was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the two remaining properties it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a subsidiary of Chevy Chase Financial Services Corporation, a wholly-owned subsidiary of Chevy Chase. Chevy Chase Securities, Inc. is a licensed broker-dealer, selling securities on a retail basis to the general public, including customers and depositors of the bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., a subsidiary of CCFS, is a licensed insurance broker offering a variety of personal line insurance programs in the property and casualty field ,primarily homeowner and automobile insurance, and in the life insurance field, (primarily mortgage and credit card life and disability programs, to the general public, including customers and depositors of the bank.

Special Purpose Subsidiaries. At September 30, 1998, Chevy Chase Real Estate Corporation, a subsidiary of Chevy Chase, held 100% of the common stock of 23 subsidiaries 14 of which are active and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank's investment in the subsidiaries was $111.3 million at September 30, 1998. The bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B.F. Saul Mortgage Company. See "Lending Activities." Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending. Chevy Chase Preferred Capital Corporation was formed as an operating subsidiary to issue the REIT Preferred Stock.

On November 12, 1997, a newly formed operating subsidiary of the bank acquired ASB Capital Management, Inc. through which the bank offers investment, management and fiduciary services to primarily institutional customers.

CCB Holding Corporation was a Delaware corporation created by the bank as an operating subsidiary in September 1994 in connection with its credit card securitization activities. Subsequent to the sale of the bank's credit card portfolio and related operations, CCBH was merged into the bank on September 30, 1998.

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

The bank estimates that it competes principally with approximately thirteen depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with such institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share, approximately 23%, of deposits in Montgomery County, Maryland, and ranked third in market share, approximately 10%, of deposits in Prince George's County, Maryland at June 30, 1997. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

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

At September 30, 1998, the net book value of the bank's office facilities, including leasehold improvements, was $149.4 million. See Note 17 to the Consolidated Financial Statements in this report.

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

SELECTED FINANCIAL DATA

=========================================================================================================

                                                             Year Ended September 30
                                          ---------------------------------------------------------------

(In thousands, except per share amounts
  and other data)                             1998         1997         1996        1995         1994
---------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                     $ 98,592     $ 84,569     $ 76,839    $ 77,285     $ 66,044
Operating expenses                            118,636      108,601      104,321     109,971      102,087
Equity in earnings (losses) of partnership
  investments                                   1,918        4,150        3,374       3,681        1,738
Gain (loss) on sales of property                 (331)         895          (68)      1,664           --
                                          ---------------------------------------------------------------
Real estate operating loss                    (18,457)     (18,987)     (24,176)    (27,341)     (34,305)
                                          ---------------------------------------------------------------

Banking:
Interest income                               435,807      452,376      388,196     365,439      334,544
Interest expense                              238,410      239,815      188,836     189,114      165,544
                                          ---------------------------------------------------------------
Net interest income                           197,397      212,561      199,360     176,325      169,000
Provision for loan losses                    (150,829)    (125,115)    (115,740)    (54,979)     (29,222)
                                          ---------------------------------------------------------------
Net interest income after provision for
 loan losses                                   46,568       87,446       83,620     121,346      139,778
                                          ---------------------------------------------------------------
Other income:
    Servicing and securitization income       233,271      305,192      284,964     195,744       30,516
    Credit card fees                           53,881       57,381       30,765       9,855       69,878
    Deposit servicing fees                     51,997       41,893       29,900      24,442       20,347
    Gain (loss) on sales of trading
      securities, net                             982        1,203        1,158        (600)       1,695
    Net unrealized losses on trading
      securities                               (1,258)          --           --          --           --
    Gain (loss) on real estate held for
      investment or sale, net                 (16,539)     (18,688)     (24,413)     (5,549)         835
    Gain on sales of assets                   290,434        1,527        1,732       1,289       20,980
    Other                                      29,089       22,573       19,713       7,320       15,718
                                          ---------------------------------------------------------------
Total other income                            641,857      411,081      343,819     232,501      159,969
                                          ---------------------------------------------------------------
Operating expenses                            504,018      418,346      381,328     298,164      246,560
                                          ---------------------------------------------------------------
Banking operating income                      184,407       80,181       46,111      55,683       53,187
                                          ---------------------------------------------------------------

Total Company:
Operating income                              165,950       61,194       21,935      28,342       18,882
Provision for income taxes                     42,869       12,810        8,301       2,021        7,025
                                          ---------------------------------------------------------------
Income before extraordinary items,
  cumulative effect of change in
  accounting principle and minority
  interest                                    123,081       48,384       13,634      26,321       11,857
Extraordinary item:
    Loss on early extinguishment of debt,
      net of taxes                             (9,601)          --           --          --      (11,315)
                                          ---------------------------------------------------------------
Income before cumulative effect of change
    in accounting principle and minority
    interest                                  113,480       48,384       13,634      26,321          542
Cumulative effect of change in accounting
    principle                                      --           --           --          --       36,260
                                          ---------------------------------------------------------------
Income before minority interest               113,480       48,384       13,634      26,321       36,802
Minority interest held by affiliates          (22,043)      (6,848)      (3,962)     (5,721)      (3,963)
Minority interest -- other                    (25,313)     (22,676)      (9,750)     (9,750)      (9,750)
                                          ---------------------------------------------------------------
Total company net income (loss)              $ 66,124     $ 18,860        $ (78)   $ 10,850     $ 23,089
                                          ===============================================================

Return on average assets                      0.98  %      0.26  %        (0.01) %  0.21  %      0.44  %

Net income (loss) available to common
  shareholders                               $ 60,706     $ 13,442     $ (5,498)    $ 5,430     $ 17,669

Net income (loss) per common share:
Income before extraordinary items,
  cumulative effect of change in
  accounting principle and minority
  interest                                    $ 24.38       $ 8.90       $ 1.70      $ 4.33       $ 1.33
Extraordinary item:
    Loss on early extinguishment of debt,
    net of taxes                                (1.99)          --           --          --        (2.34)
                                          ---------------------------------------------------------------
Income (loss) before cumulative effect of
  change in accounting principle and
  minority interest                             22.39         8.90         1.70        4.33        (1.01)
Cumulative effect of change in accounting
  principle                                        --           --           --          --         7.51
                                          ---------------------------------------------------------------
Income before minority interest                 22.39         8.90         1.70        4.33         6.50
Minority interest held by affiliates            (4.57)       (1.42)       (0.82)      (1.19)       (0.82)
Minority interest -- other                      (5.24)       (4.70)       (2.02)      (2.02)       (2.02)
                                          ---------------------------------------------------------------
Total company net income (loss)               $ 12.58       $ 2.78      $ (1.14)     $ 1.12       $ 3.66
                                          ===============================================================

---------------------------------------------------------------------------------------------------------
Continued on following page.

SELECTED FINANCIAL DATA
(Continued)
=========================================================================================================

                                                             Year Ended September 30
                                          ---------------------------------------------------------------

(In thousands, except per share amounts
  and other data)                             1998         1997         1996        1995         1994
---------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Assets:
Real estate assets                          $ 323,432    $ 300,573    $ 294,503   $ 313,412    $ 327,739
    Income-producing properties, net          183,879      156,535      156,115     163,787      159,529
    Land parcels                               40,110       42,160       41,580      38,458       38,455
Banking assets                              6,721,149    6,057,413    5,693,074   4,911,536    4,666,298
Total company assets                        7,044,581    6,357,986    5,987,577   5,224,948    4,994,037

Liabilities:
Real estate liabilities                       636,036      590,910      578,092     555,814      558,109
    Mortgage notes payable                    198,874      180,204      173,345     184,502      185,730
    Notes payable - secured                   200,000      175,000      177,500     175,500      175,000
    Notes payable - unsecured                  50,335       46,633       42,367      41,057       40,288
Banking liabilities                         6,141,636    5,582,167    5,388,444   4,619,451    4,413,832
Minority interest held by affiliates           72,242       51,388       46,065      43,556       35,632
Minority interest - other                     218,306      218,306       74,307      74,307       74,307
Total company liabilities                   7,068,220    6,442,771    6,086,908   5,293,128    5,081,880

Shareholders' deficit                         (23,639)     (84,785)     (99,331)    (68,180)     (87,843)
---------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in)
  operating activities:
    Real estate                              $ 14,738      $ 6,911      $ 9,782     $ 4,324    $ (10,859)
    Banking                                 2,211,589    2,368,287    1,747,887   2,088,022    2,213,876
                                          ---------------------------------------------------------------
Total Company                               2,226,327    2,375,198    1,757,669   2,092,346    2,203,017
                                          ---------------------------------------------------------------

Net cash flows provided by (used in)
  investing activities:
    Real estate                               (45,115)     (11,664)      (4,907)    (17,143)     (29,118)
    Banking                                (2,202,225)  (2,276,165)  (2,567,763) (2,261,803)  (1,772,895)
                                          ---------------------------------------------------------------
Total Company                              (2,247,340)  (2,287,829)  (2,572,670) (2,278,946)  (1,802,013)
                                          ---------------------------------------------------------------

Net cash flows provided by (used in)
  financing activities:
    Real estate                                26,079        7,485       (6,714)       (271)      75,723
    Banking                                   555,201      293,344      727,019     160,966     (260,094)
                                          ---------------------------------------------------------------
Total Company                                 581,280      300,829      720,305     160,695     (184,371)
                                          ---------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                 560,267      388,198      (94,696)    (25,905)     216,633
---------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                               12           10            9          10            9
    Number of guest rooms                       2,772        2,370        2,261       2,608        2,415
    Average occupancy                             68%          70%          68%         67%          62%
    Average room rate                          $81.01       $72.21       $68.79      $60.82       $57.57
Office properties:
    Number of properties                            7            8            8           9            9
    Leasable area (square feet)             1,270,000    1,308,000    1,308,000   1,368,000    1,363,000
    Leasing percentages                          100%          99%          93%         84%          93%
Land parcels:
    Number of parcels                              10           10            9          10           10
    Total acreage                                 434          439          446         433          433

---------------------------------------------------------------------------------------------------------

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

Office space in the Real Estate Trust's office property portfolio was 100% leased at September 30, 1998, compared to a leasing rate of 99% at September 30, 1997. At September 30, 1998, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.3 million square feet, of which 259,000 square feet, or 20.4%, and 209,000 square feet, or 16.5%, are subject to leases whose terms expire in fiscal 1999 and fiscal 2000.

Overall, the hotel portfolio experienced an average occupancy rate of 68% and average room rate of $81.01 during the year ended September 30, 1998. For the nine hotels owned by the Real Estate Trust throughout fiscal 1998 and fiscal 1997, the average occupancy rates were 69% and 70% and the average room rates were $79.31 and $72.58. Three of these hotels registered improved occupancies and eight registered higher average room rates in the current fiscal year.

Banking

General. The bank recorded operating income of $184.4 million during fiscal 1998, compared to operating income of $80.2 million during fiscal 1997. The increase in income for fiscal 1998 was primarily attributable to a $230.8 million increase in other non-interest income, largely attributable to the sale of the bank's credit card portfolio, which was partially offset by an $85.7 million increase in operating non-interest expenses and a $25.7 million increase in the provision for loan losses. See "Results of Operations."

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

Servicing and securitization income decreased $71.9 million, or 23.6%, during fiscal 1998 and resulted from increases in the amortization of and unrealized losses on interest-only strips. The bank recognized net unrealized losses on interest-only strips of $42.9 million during fiscal 1998 compared to net unrealized gains of $7.0 million during fiscal 1997. In addition, amortization of $99.0 million on interest-only strips related to prior gains on sales of loans was recorded in fiscal 1998 compared to $24.8 million in fiscal 1997. Offsetting these amounts were gains on the securitization and sale of loan receivables. During fiscal 1998, the bank securitized and sold $1.9 billion of receivables, of which $1.0 billion, $298.8 million, $534.7 million and $45.9 million, related to securitizations and sales of credit card, home equity, automobile and home loan receivables and recognized gains of $81.6 million, $19.7 million, $23.1 million and $3.4 million on these transactions. In addition, the bank securitized and sold $36.0 million of amounts on deposit in certain spread accounts established in connection with certain of the bank's credit card securitizations. See Notes to the Consolidated Financial Statements in this report. See "Liquidity."

Real estate owned, net of valuation allowances, declined 27.9% during fiscal 1998 to $65.4 million at September 30, 1998, from $90.7 million at September 30, 1997. This reduction was primarily due to sales in the Communities and other properties and additional valuation allowances. See "REO."

At September 30, 1998, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 7.93%, 7.93%, 12.93% and 20.70%. The bank's capital ratios exceeded the requirements under FIRREA as well as the standards established for well-capitalized institutions under the prompt corrective action regulations issued pursuant to FDICIA. See "Capital."

On November 12, 1997 the bank purchased ASB Capital Management, Inc., a wholly-owned subsidiary of Nationsbank Corporation and one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, through which the bank provides a variety of investment products and fiduciary services to a primarily institutional customer base.

During fiscal 1998, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $650 per share. Subsequent to September 30, 1998, the bank declared, out of the retained earnings of the bank, cash dividends on its Common Stock in the amount of $2,300 per share. Of this amount, $2,100 per share was paid in December 1998 and $200 per share was paid in January 1999. Of these dividends paid by the bank, $5.2 million and $18.4 million were paid to the Real Estate Trust as owner of 80% of the bank's Common Stock. For a discussion regarding the use of such payments by the Real Estate Trust, see "--Liquidity and Capital Resources."

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

Non-Performing Assets
(Dollars in thousands)

                                                                                           September 30,
                                                                  -----------------------------------------------------------------
                                                                       1998         1997         1996          1995         1994
                                                                  ------------  -----------  ------------ ------------  -----------
Non-performing assets:
  Non-accrual loans:
    Residential                                                   $     8,106   $    9,617   $     8,200  $     8,593   $    8,306
    Commercial real estate and multifamily                                 --           --            --          194           --
                                                                  ------------  -----------  ------------ ------------  -----------
      Total non-accrual real estate loans                               8,106        9,617         8,200        8,787        8,306
    Credit card  (1) (2)                                                   --           --        25,350       18,569       16,229
    Consumer                                                            4,501        4,226         1,239          595          498
                                                                  ------------  -----------  ------------ ------------  -----------
      Total non-accrual loans (3)                                      12,607       13,843        34,789       27,951       25,033
                                                                  ------------  -----------  ------------ ------------  -----------

  Non-accrual real estate held for investment (3)                          --           --            --           --        8,915
                                                                  ------------  -----------  ------------ ------------  -----------

  Real estate acquired in settlement of loans                         218,972      231,407       246,380      354,277      387,024
  Allowance for losses on real estate acquired in settlement of
      loans                                                          (153,564)    (140,738)     (126,519)    (135,043)    (109,074)
                                                                  ------------  -----------  ------------ ------------  -----------
    Real estate acquired in settlement of loans, net                   65,408       90,669       119,861      219,234      277,950
                                                                  ------------  -----------  ------------ ------------  -----------

      Total non-performing assets                                      78,015      104,512       154,650      247,185      311,898

  Accruing loans past due 90 days                                          --       25,700            --           --           --

                                                                  ------------  -----------  ------------ ------------  -----------
Total non-performing assets and accruing loans past
    due 90 days                                                   $    78,015   $  130,212   $   154,650  $   247,185   $  311,898
                                                                  ============  ===========  ============ ============  ===========

Troubled debt restructurings                                      $    11,800   $   11,861   $    13,618  $    17,344   $   29,141
                                                                  ============  ===========  ============ ============  ===========

Allowance for losses on loans                                     $    60,157   $  105,679   $    95,523  $    60,496   $   50,205
Allowance for losses on real estate held for investment                   202          198           191          193        9,899
Allowance for losses on real estate acquired in settlement of
    loans                                                             153,564      140,738       126,519      135,043      109,074
                                                                  ------------  -----------  ------------ ------------  -----------

  Total allowances for losses                                     $   213,923   $  246,615   $   222,233  $   195,732   $  169,178
                                                                  ============  ===========  ============ ============  ===========

Interest income recorded
    Non-accrual loans                                             $        38   $      441   $       770  $       846   $    1,108
                                                                  ============  ===========  ============ ============  ===========
    Restructured loans                                            $       367   $      265   $       507  $     1,189   $    1,634
                                                                  ============  ===========  ============ ============  ===========

Interest income that would have been recorded had the loans been current in accordance with their original terms

    Non-accrual loans                                             $     1,081   $    5,692   $     7,364  $     4,853   $    6,284
                                                                  ============  ===========  ============ ============  ===========
    Restructured loans                                            $     1,244   $    1,244   $     1,693  $     2,381   $    2,783
                                                                  ============  ===========  ============ ============  ===========





-----------------------------------------------------------------------------------------------------------------------------------
(1) The Bank sold its credit card portfolio and related operations on September 30, 1998.
(2) Effective June 30, 1997, the Bank stopped placing credit card loans on non-accrual status.
(3) Before deduction of allowances for losses.

Non-Performing Assets (Continued)




                                                                                           September 30,
                                                                  -----------------------------------------------------------------
                                                                        1998         1997         1996          1995        1994
                                                                  -----------------------------------------------------------------


Ratios:

  Non-performing assets and credit card loans past due
    90 days, net to total assets (1)                                    0.26%        0.40%         1.04%        3.80%        5.40%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (2)                                             204.68%       99.80%       134.44%      123.82%      169.58%

  Allowance for losses on consumer loans to
    non-accrual consumer and other loans (2)                          758.08%      148.37%       370.86%      542.18%      217.67%

  Allowance for losses on loans to non-accrual loans (2)              477.17%      763.41%       274.58%      216.44%      200.56%

  Allowance for losses on loans to total loans receivable (3)           2.17%        4.17%         2.81%        2.05%        1.97%


















-----------------------------------------------------------------------------------------------------------------------------------
(1) Non-performing assets is presented after all allowances for losses on loans and real estate held for investment or sale.
(2) Before deduction of allowances for losses.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, defined as loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure.

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

Non-performing assets totaled $78.0 million, after valuation allowances on REO of $153.6 million, at September 30, 1998, compared to $104.5 million, after valuation allowances on REO of $140.7 million, at September 30, 1997. In addition to the valuation allowances on REO, the bank maintained $4.6 million and $1.4 million of valuation allowances on its non-accrual loans at September 30, 1998, and September 30, 1997. The $26.5 million decrease in non-performing assets was comprised of a net decrease in REO of $25.3 million and a decrease in non-accrual loans of $1.2 million.

Non-accrual Loans. The bank's non-accrual loans totaled $12.6 million at September 30, 1998, compared to $13.8 million at September 30, 1997. At September 30, 1998, non-accrual loans consisted primarily of $8.1 million of non-accrual real estate loans and $4.5 million of non-accrual consumer and other loans.

REO. At September 30, 1998, the bank's REO totaled $65.4 million, after valuation allowances on such assets of $153.6 million, as set forth in the following table:


                                         Balance    Balance    Balance
                # of                      Before       All       After   Percent
(Dollars in    Proper-  Gross   Charge-  Valuation  Valuation  Valuation    of
thousands)      ties   Balance   offs   Allowances Allowances Allowances  Total
-------------- ------- -------- ------- ---------- ---------- ---------- -------
Communities       5    $239,716 $40,310   $199,406   $144,642    $54,764  83.7%
Residential
 ground.......    3       6,987     493      6,494      3,122      3,372   5.2%
Commercial
   ground.....    3      17,691   7,646     10,045      5,800      4,245   6.5%
Single-family
   residential
   properties.   19       3,209     182      3,027       --        3,027   4.6%
-------------- ------- -------- ------- ---------- ---------- ---------- -------
  Total REO      30    $267,603 $48,631   $218,972   $153,564    $65,408 100.0%
               ======= ======== ======= ========== ========== ========== =======

During fiscal 1998, REO decreased $25.3 million, which was attributable to $12.5 million of sales in the Communities and other residential properties, partially offset by additional capitalized costs, and $12.8 million of additional valuation allowances.

During fiscal 1998, the bank received revenues of $32.5 million from dispositions of 422 residential lots or units in the Communities for $21.6 million, approximately 75 acres of commercial land in two of the Communities and four commercial ground properties for $6.1 million and various single-family residential properties for $4.8 million.

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

The principal component of REO consists of the five Communities, four of which are under active development. At September 30, 1998, two of the active Communities had 1,883 remaining residential lots, of which 927 lots, or 49.2%, were under contract and pending settlement. Four of the active Communities had approximately 249 remaining acres of land designated for commercial use, of which one acre, or 0.4%, was under contract and pending settlement. In addition, at September 30, 1998, the bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The following chart provides historical sales information regarding the four active Communities:


Property Location       Residential Lots        Commercial Ground (Acres)
                      ----------------------   --------------------------
                                       Under                    Under
                      Total   Sold   Contract  Total    Sold  Contract
                      -----   ----   --------  ------  ------ --------
Loudoun County, VA    5,056   3,496   767      213.25   18.54    1.00
Loudoun County, VA    2,042   2,042     --      24.10    8.00      --
Montgomery County, MD 1,818   1,495   160      70.65    66.05      --
Loudoun County, VA    4,352   4,352    --      118.37   84.48      --
                      -----------------------  -----------------------
        Total         13,268 11,385   927      426.37  177.07    1.00
                      =======================  =======================


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

Delinquent Loans. At September 30, 1998, delinquent loans totaled $20.7 million, or 0.7% of loans, compared to $84.6 million, or 3.5% of loans, at September 30, 1997. The following table sets forth information regarding the bank's delinquent loans at September 30, 1998.

                               Principal Balance
                      -----------------------------------
                                                            Total as a
(Dollars in           Mortgage     Non-Mortgage             Percentage
thousands)            Loans        Loans        Total       of Loans (1)
--------------------  ----------   ------------ ---------   ------------
Loans delinquent
for:
30-59 days.......       $ 3,486     $ 11,777    $ 15,263         0.5%
60-89 days.......         1,582        3,866       5,448         0.2%
                      ----------   ----------   ---------   ----------
Total............       $ 5,068     $ 15,643    $ 20,711         0.7%
                      ==========   ==========   =========   ==========

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

Troubled Debt Restructurings. A troubled debt restructuring occurs when the bank agrees to modify significant terms of a loan in favor of the borrower when the borrower is experiencing financial difficulties. In aggregate, troubled debt restructurings totaled $11.8 million and $11.9 million at September 30, 1998 and 1997.

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
                                          ===========    ===========    ===========   ===========    ===========

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                                                      September 30,
                                          ----------------------------------------------------------------------
                                             1998           1997           1996          1995           1994
                                          -----------    -----------    -----------   -----------    -----------

Allowance for losses on real estate held
 for investment:
  Commercial real estate and multifamily  $       --     $       --     $       --    $       --     $    7,793
  Ground                                          --             --             --            --          1,975
  Other                                          202            198            191           193            131
                                          -----------    -----------    -----------   -----------    -----------
     Total                                       202            198            191           193          9,899
                                          -----------    -----------    -----------   -----------    -----------


Allowance for losses on real estate held
 for sale:
 Single family residential and home equity        --             --            120           186             70
 Commercial real estate and multifamily           --             --             --            --            142
 Real estate construction                         --             --             --            --          3,158
 Communities                                 144,641        132,905        114,561       108,657         79,921
 Residential ground                            3,123          1,040          5,944        20,736         19,145
 Commercial ground                             5,800          6,793          5,894         5,464          6,638
                                          -----------    -----------    -----------   -----------    -----------
     Total                                   153,564        140,738        126,519       135,043        109,074
                                          -----------    -----------    -----------   -----------    -----------

     Total allowance for losses on real
       estate held for investment or sale $  153,766     $  140,936     $  126,710    $  135,236     $  118,973
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

The bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans, including the Communities. As a result of such updated appraisals, the bank could be required to increase its valuation allowances. The bank may also increase its allowances for losses after considering local market conditions, including the bank's efforts to sell individual properties or portions of properties. In addition to ongoing sales of lots, management periodically receives and reviews offers to purchase various parcels of these Communities. If information is deemed credible and can be supported with market comparables, additional allowances for losses may be provided.

As of September 30, 1998 and 1997, the bank's real estate held for sale consisted primarily of five residential communities under development by the bank. The balance of REO decreased from $90.7 million at September 30, 1997 to $65.4 million at September 30, 1998 primarily as a result of the sale of residential and commercial property within the Communities. Sales during the year ended September 30, 1998 included 422 residential lots, 75 acres of commercial land and 4 commercial lots.

In accordance with bank regulatory requirements, the Bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with generally accepted accounting principles. As indicated, as of September 30, 1998 and 1997, the bank's REO consisted primarily of residential communities under active development. While the overall strategy of the bank is the expedient sale of the real estate assets, on an ongoing basis the bank is actively funding, managing and overseeing substantive land development activities in the Communities. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management's review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank's board of directors.

As of September 30, 1997, two of the Communities included approximately 2,330 residential lots of which 438 were under contract for sale. As of September 30, 1998, these two Communities included 1,883 residential lots of which 927 were under contract. As of September 30 1997, four of the Communities included 259 commercial acres of which 27 were under contract for sale. At September 30, 1998, these Communities included approximately 249 commercial acres of which one acre was under contract. One Community in the pre-development stage as of September 30, 1997 and 1998 included land for development into 6,200 residential lots. Based on the real estate asset evaluations, the status of the development Communities as of September 30, 1998 and 1997 and the process referred to above, management believes that the REO balances are presented in accordance with generally accepted accounting principles at those dates. The bank's assets, particularly REO, are subject to review by the OTS in conjunction with periodic examinations. Based upon these examinations, management believes the assets are presented in accordance with regulatory requirements as of September 30, 1998 and 1997.

Net charge-offs of credit card loans for fiscal 1998 were $95.6 million, compared to $105.5 million for fiscal 1997. The decrease in net charge-offs reflected management's implementation of more stringent underwriting and other lending policies designed to reduce such losses. The allowance at any balance sheet date related only to receivable balances that existed as of that date. Because of the nature of a revolving credit card account, the cardholder may have entered into transactions, such as retail purchases and cash advances, subsequent to a balance sheet date which increased the outstanding balance of the account. Accordingly, charge-offs in any fiscal period related both to balances and conditions or events that existed at the beginning of the period and to balances created during the period, and may therefore have exceeded the levels of valuation allowances established at the beginning of the fiscal period.

The allowance for losses on consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, increased to $34.1 million at September 30, 1998 from $6.3 million at September 30, 1997. Management increased the allowance for losses on automobile loans from $3.1 million ,or 1.3% of outstanding loans, to $29.0 million, or 8.1%, primarily because of adverse trends in delinquencies and losses in the subprime segment of the automobile loan portfolio and an increase in the size of this portfolio. Losses in this portfolio increased from $3.2 million, or 3.7% of average loans, in fiscal 1997 to $7.0 million, or 5.0% of average loans, in fiscal 1998. However, the amount of loans in the bank's portfolio has increased from $116.6 million at September 30, 1997, to $236.5 million at September 30, 1998 and, on a six month lagged basis, the annualized loss rate for the September quarter was 9.76%. Management believes that this lagged loss rate is a better indication of losses inherent in this portfolio because the portfolio contains a higher proportion of new loans as a result of its recent growth and losses are generally not experienced on automobile loans until the loans are five to seven months seasoned. Although management has taken steps in recent months to mitigate losses in this portfolio, including expansion of collection efforts and adjustment of underwriting criteria, losses are not expected to show improvement until the second half of fiscal 1999. Accordingly, based on recent experience, management increased the allowance for losses at September 30, 1998.

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

The bank's assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability, including maturity, repricing frequency and interest caps, a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the bank is termed asset sensitive and will tend to experience increased income and market value during periods of rising interest rates and declining income and value during periods of falling interest rates. Conversely, if the bank's liabilities mature or reprice more quickly or to a greater extent than its assets, the bank is termed liability sensitive and will tend to experience decreased income and market value during periods of rising interest rates and increased income and value during periods of falling interest rates.

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

During fiscal 1995, the bank purchased a series of interest rate caps designed to limit its exposure to rising short-term interest rates during a four-year period which began July 1, 1995 and will end June 30, 1999. The bank's Interest Rate Sensitivity Table reflects the reduction in risk provided by these caps. The initial level of the protection was a notional principal amount of $600 million, and such protection declined to $205.6 million at September 30, 1998, and will decline to $200 million by March 31, 1999. The remaining $200 million of protection will expire on June 30, 1999. In the event that the one-month London Inter-Bank Offered Rate exceeds 7.00% on certain predetermined dates, the bank is entitled to receive compensatory payments from the cap provider, which is a counterparty receiving the highest investment rating from Standard & Poor's Corporation. Such payments would be equal to the product of
(1) the amount by which one-month LIBOR exceeds 7.00% and (2) the then outstanding notional principal amount for a predetermined period of time. The bank has no obligation to make payments to the provider of the cap or any other party.

During fiscal 1997, an additional interest rate cap agreement with a notional amount of $5.6 million and $72.2 million at September 30, 1998 and 1997 was transferred and assigned to the bank at the termination of one of the bank's credit card securitization transactions. This interest rate cap agreement terminated October 15, 1998.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to parallel changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements to rates in 100 basis point increments. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 1998, calculated in a manner consistent with the requirements of TB 13.

                                     Change In
                       ---------------------------------------
 Change in Interest      Net Interest        Net Portfolio
       Rates               Income(1)            Value(2)
   (Basis Points)
---------------------  ------------------  -------------------
                               (Dollars in thousands)
                       Percent   Amount    Percent   Amount
                       -------  ---------  -------  ----------
       + 200           (11.2)%  $(25,767)  (11.0)%  $(102,239)
       + 100            (5.0)%  $(11,567)   (2.7)%   $(25,576)
       - 100            12.1 %   $27,859     7.3 %    $68,007
       - 200            20.3 %   $46,799    12.0 %   $112,045

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

In December 1998, the Office of Thrift Supervision released Management of Interest Rate Risk, Investment Securities, and Derivatives Analysis to replace prior thrift bulletins concerned with the measurement of interest rate risk. The bank currently measures interest-rate risk and the effect of changes in interest rates on both net interest income and market value on a regular basis. TB13a requires the bank to modify its existing interest-rate risk analyses to include a new measure, Net Portfolio Value Ratio, and to measure the sensitivity of this ratio through interest rate shock scenarios. The bank is currently in the process of reviewing TB13a and incorporating this new measurement into its regular analyses; however, based on a preliminary review of TB13a and its impact to the bank's measurement of interest rate sensitivity, management believes its impact will be minimal.

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

Deferred Tax Asset. At September 30, 1998, the bank recorded a net deferred tax asset of $81.6 million, which generally represents the cumulative excess of the bank's actual income tax liability over its income tax expense for financial reporting purposes. Management provides a valuation allowance to reduce the net deferred tax asset to an amount that management concludes is more likely than not to be realized. As of September 30, 1998, the bank had a valuation allowance totaling $10.5 million against its net deferred tax asset. Management believes that it is more likely than not that the net deferred tax asset will be realized through future federal taxable income of the bank during periods in which the temporary differences reverse. However, should the bank generate future taxable losses in fiscal 1999 and 2000, the net deferred tax asset may be realized in part through the carryback of such losses and the refund of taxes paid in fiscal 1998 and 1997.

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

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In February 1998, the bank received from the OTS an extension of the holding periods for certain of its REO properties through February 17, 1999. The following table sets forth the bank's REO at September 30, 1998, after valuation allowances of $153.6 million, by the fiscal year in which the property was acquired through foreclosure.

          Fiscal Year                   (In
                                      thousands)
   ---------------------------      ------------
   1990(1)(2)...............           $ 19,023
   1991(2)..................             36,619
   1992(2)..................                100
   1993.....................                 --
   1994.....................                732
   1995.....................              5,907
   1996.....................                 --
   1997.....................                 --
   1998.....................              3,027
                                    ------------
   Total REO................           $ 65,408
                                    ============

(1) Includes REO with an aggregate net book value of $11.1 million, which the bank treats as equity investments for regulatory capital purposes.

(2) Includes REO, with an aggregate net book value of $44.6 million, for which the bank received an extension of the holding periods through February 17, 1999.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1998, the bank's leverage, tier 1 risk-based and total risk-based capital ratios were 7.93%, 12.93% and 20.70% which exceeded the ratios established for well capitalized institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

General. The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 1998, 1997 and 1996, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from Chevy Chase Bank, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends and tax sharing payments from the bank.

The bank's primary cash requirements include its commitment to fund maturing savings certificates and deposit withdrawals, fund existing and continued loan commitments, repay borrowings and meet operating expenses. The bank's primary sources of liquidity historically have consisted of:

o principal and interest payments on loans and mortgage-backed securities;
o    savings deposits;
o    sales of loans held for sale and trading securities;
o    securitizations; and
o    borrowed funds.

Management believes that these liquidity sources are adequate to fund the bank's liquidity needs without the need to sell any securities classified as "held to maturity."

Real Estate

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, including the sale of unsecured notes, refinancings of maturing mortgage debt, asset sales and tax sharing payments from the bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 1999 and subsequent years, will depend in significant part on its receipt of dividends from the bank and tax sharing payments from the bank pursuant to the Tax Sharing Agreement among the Trust, the bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the bank's operating performance and income, regulatory restrictions on such payments, including availability of Trust collateral to support such payments, and, in the case of tax sharing payments, the continued consolidation of the bank and the bank's subsidiaries with the Trust for federal income tax purposes. See also the discussion of potential limitations on the payment of dividends by the bank contained in "Business - Banking - Regulation Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. See "Banking--Regulation--Regulatory Capital." During fiscal 1998, the bank made tax sharing payments totaling $5.6 million and dividend payments totaling $5.2 million to the Real Estate Trust. In the first quarter of fiscal 1999, the Bank made a tax sharing payment of $6.6 million and a dividend payment of $16.8 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the bank has reported net income. It is anticipated that the Trust's consolidation of the bank's operations into the Trust's federal income tax return will result in the use of the Trust's net operating losses to reduce the federal income taxes the bank would otherwise owe. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (2) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

Through September 30, 1998, the Real Estate Trust has purchased either in the open market or through dividend reinvestment 2,091,176 shares of common stock of Saul Centers representing 16.4% of such company's outstanding common stock. As of September 30, 1998, the market value of these unpledged shares was approximately $35.5 million.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002, referred to in this report as the "1994 Notes." See Note 4 to the Consolidated Financial Statements in this report.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, referred to in this report as the "1998 Notes." After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

Development and Capital Expenditures

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The Real Estate Trust financed the project with a construction/permanent loan. The project was substantially completed in January 1998 and was offered to Saul Holdings in accordance with the Real Estate Trust's obligations under the Right of First Refusal Agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings. Accordingly, as of April 1, 1998, Saul Holdings insured 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of Avenel development project and the assumption of the loan.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two year and one year periods. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

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

Year 2000 Statement - Pursuant to The Year 2000 Information And
Readiness Disclosure Act

The Real Estate Trust has reviewed all its financial and accounting systems, as well as physical systems with embedded microprocessors, for the purpose of assessing the impact of Year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be Year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software had already been modified or will be modified by May 1999 to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. At present, only one area of property management, apartments, has software which requires replacement to meet Year 2000 compliance, and that replacement is scheduled to be completed by May 1999. The Real Estate Trust had no information which would suggest that its financial systems would not continue to function effectively after the turn of the century.

Using the Building Owners and Manager Association's guidelines to identify building systems, including physical systems with embedded microprocessors, and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or the vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 2000 compliant. We are presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information which would suggest that any system would not continue to function effectively the after turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication, as defined in The Year 2000 Information and Readiness Disclosure Act, of Year 2000 statements or disclosures made by others.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonably likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenant's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and development contingency plans as appropriate. The Real Estate Trust estimates that its incremental costs to meet year 2000 compliance is less that $250,000.

Banking

The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations in effect at September 30, 1998 was 4.0%. The bank's average liquidity ratio for the quarter ended September 30, 1998 was 10.4%, compared to 11.1% for the month ended September 30, 1997. The bank met the liquidity level requirements for each quarter of fiscal 1998. Effective November 24, 1997, the OTS reduced the minimum liquidity requirement to 4% from 5% and changed the reporting requirement to quarterly instead of monthly. See "Business Regulation - Liquidity Requirements."

The bank's primary sources of funds historically have consisted of:

o principal and interest payments on loans and mortgage-backed securities;
o    savings deposits;
o    sales of loans and trading securities;
o    securitizations and sales of loans; and
o    borrowed funds, including funds borrowed from the FHLB of Atlanta.

The bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1998, the bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $103.7 million, $44.0 million and $2.0 billion. The estimated borrowing capacity against mortgage loans, U.S. Government securities and mortgage-backed securities that are available to be pledged to the FHLB of Atlanta and various security dealers totaled $1.9 billion at September 30, 1998, after market-value and other adjustments.

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

Since 1988, the bank has securitized approximately $13.0 billion of credit card, home equity, automobile and home loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 1998, the bank serviced $417.9 million, $1.1 billion and $204.5 million of securitized home equity, automobile and home loan receivables. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income has been adversely affected in recent periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools.

The bank's securitization transactions transfer the risk of repayment on securitized assets to a trust which holds the receivables and issues the asset-backed certificates and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust, such as a "seller certificate". In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often, through the establishment of "spread accounts." Occasionally other structures, such as overcollateralization of receivables or subordinated asset-backed securities, are used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interest in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank.

Pursuant to OTS's "low level recourse rule," which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a "pay out event" is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained, including amounts outstanding in the spread accounts and the amount of any overcollateralization of receivables or subordinated interest, which, as noted above, constitute a dollar-for-dollar capital requirement for the bank. The bank also retains risk through the bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates, unless and to the extent recourse is retained through an express subordination, and are on-balance sheet assets against which the bank must maintain capital.

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

In connection with the sale of the bank's credit card portfolio and related operations, the bank transferred all of its rights, interests, liabilities and obligations, including recourse obligations, relating to its credit card securitizations to FUSA.

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

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal 1998, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $24.8 billion, repay borrowings of $19.9 billion, fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.5 billion, purchase investments and loans of $1.7 billion and meet operating expenses, before depreciation and amortization, of $464.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $24.8 billion, proceeds from borrowings of $20.4 billion, proceeds from sales of loans, trading securities and real estate of $3.7 billion, and principal and interest collected on investments, loans, and securities of $1.8 billion.

The bank is obligated under various recourse provisions, primarily in connection with credit losses, related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $98.2 million and $12.2 million at December 31, 1998, and $110.2 million and $12.5 million at September 30, 1998. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $9.6 million and $11.3 million at December 31, 1998 and September 30, 1998 which were classified as trading securities in the Consolidated Balance Sheets.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 1998, recourse to the bank under these arrangements was $8.6 million, consisting of restricted cash accounts amounting to $4.1 million and overcollateralization of receivables of $4.5 million.

The bank's commitments to extend credit at September 30, 1998 are set forth in the following table:

                                            (In
                                            thousands)
                                            ------------

Commitments to originate loans.........       $ 266,067
                                            ------------

Loans in process (collateralized loans):
Home equity............................         582,280
Real estate construction and ground....         100,868
Commercial real estate and multifamily.           1,713
Commercial.............................          69,780
                                            ------------
                                                754,641
                                            ------------
Loans in process (unsecured loans):....
Overdraft lines........................          88,665
Commercial.............................          35,560
                                            ------------
                                                124,225
                                            ============
Total commitments to extend credit.....      $1,144,933
                                            ============


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

Under the direction of the bank's management, the bank has launched a corporate-wide Year 2000 program to prepare its internal computer systems, applications and infrastructure to correctly process dates up through and after December 31, 1999, and to mitigate external risks to the bank. The program is supported by a working group that organizes and conducts specific Year 2000 projects, including projects dealing with the bank's facilities, counterparties and critical vendors and service providers.

The program, which is based on the Federal Financial Institutions Examination Council's guidelines, consists of five components relating to mission-critical technology:
     1. The awareness phase, which raised internal awareness of the program;

     2. The inventory/assessment phase, during which the bank completed a corporate-wide inventory of information technology and non-IT applications, identified key relationships with outside parties and developed plans and target dates for the program;

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

The bank expects to invest $14.6 million towards the Year 2000 program, excluding the cost of its own staff, of which $2.3 million was charged to expense in fiscal 1998 and $6.4 million and $1.0 million will be charged to expense in fiscal 1999 and fiscal 2000. The bank also expects to invest an additional $4.8 million in equipment purchases which will be amortized to expense over the estimated useful lives of the equipment. The bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

RESULTS OF OPERATIONS

The Real Estate Trust's ability to generate revenues from property ownership and development is significantly influenced by a number of factors, including national and local economic conditions, the level of mortgage interest rates, governmental actions, such as changes in real estate tax rates, and the type, location, size and stage of development of the Real Estate Trust's properties. Debt service payments and most of the operating expenses associated with income-producing properties are not decreased by reductions in occupancy or rental income. Therefore, the ability of the Real Estate Trust to produce net income in any year from its income-producing properties is highly dependent on the Real Estate Trust's ability to maintain or increase the properties' levels of gross income. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions.

The bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, non-interest income from securitizations of credit card and home equity credit line receivables and income from gains on sales of credit card accounts, loans and mortgage-backed securities have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the bank's principal expenses are operating expenses.

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

Income after direct operating expenses from hotel properties increased $4,967,000, or 23.7%, in fiscal 1998 over the level achieved in fiscal 1997. $2,208,000, or 11.0%, of this increase reflected improved results from nine hotels owned throughout both fiscal years, and $2,759,000 reflected results from acquisition properties. The increase in total revenue of $11,960,000, or 20.1%, exceeded the increase of $6,993,000, or 18.2%, in direct operating expenses. For the nine hotels owned throughout both fiscal years, the increase in total revenue was $4,677,000, or 8.1%, and the increase in direct operating expenses was $2,469,000, or 6.6%,. The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates at eight of the nine hotels. Average occupancy percentages declined slightly from those of the previous year.

Income after direct operating expenses from office and industrial properties increased $1,921,000, or 14.4%, in fiscal 1998 compared to such income in fiscal 1997. Gross income increased $1,786,000, or 8.5%, in fiscal 1998, while expenses decreased $135,000, or 1.7%, due to refunds of property taxes. The improvement in gross income was due to higher rents obtained upon releasing space.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, increased $277,000, or 6.9%, in fiscal 1998 due to higher interest income.

Land parcels and other expense decreased $76,000, or 4.5%, in fiscal 1998 as the result of lower real estate taxes and the disposition of a property in the current year.

Interest expense increased $2,290,000, or 5.7%, in fiscal 1998, primarily because of the higher level of borrowings in the current period. The average balance of outstanding borrowings increased to $433.2 million for fiscal 1998 from $400.3 million for the prior year. The increase in average borrowings occurred as a result of a new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002, new mortgage loan financings and sales of new Unsecured Notes in excess of maturing Notes. The average cost of borrowings was 10.05% in fiscal 1998 and 10.30% in fiscal 1997.

Amortization of debt expense decreased $292,000, or 44.0%, in fiscal 1998, primarily due to lower costs experienced in the new Senior Secured Note financing and in the renewal of lines of credit.

Depreciation increased $627,000, or 5.9%, in fiscal 1998 as a result of the addition of two new income-producing properties as well as new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $747,000, or 9.3%, in fiscal 1998. The advisory fee in fiscal 1998 was $317,000 per month compared to $311,000 per month for fiscal 1997, which resulted in an aggregate increase of $75,000, or 2.0%,. Management and leasing fees were higher by $672,000, or 15.8%, in fiscal 1998 as a result of increased gross income on which fees are based.

General and administrative expense decreased $119,000, or 9.4%, in fiscal 1998 as a result of lower legal and insurance costs.

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

Overview. The bank recorded operating income of $184.4 million for the year ended September 30, 1998, compared to operating income of $80.2 million for the year ended September 30, 1997. The increase in income for fiscal 1998 was primarily attributable to a $230.8 million increase in other non-interest income resulting primarily from a $288.3 million gain on sale of the bank's credit card portfolio and related operations on September 30, 1998. Offsetting this amount was an $85.7 million, or 20.5%, increase in operating non-interest expenses caused primarily by increased salaries and employee benefits and loan expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $15.2 million, or 7.1%, during fiscal 1998. The bank would have recorded interest income of $2.3 million in fiscal 1998 if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.4 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

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

The following table presents certain information regarding changes in interest income and interest expense of the bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume, based on change in volume multiplied by old rate; changes in rate, based on change in rate multiplied by old volume; and changes in rate and volume.

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

Interest income in fiscal 1998 decreased $16.4 million, or 3.6%, from the level in fiscal 1997 as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and lower average yields on mortgage-backed securities.

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

Interest income on loans, the largest category of interest-earning assets, decreased by $61.3 million, or 17.0%, from fiscal 1997 primarily because of lower average balances. Higher average yields earned on the loan portfolio partially offset the negative effect of the lower average balances.

Lower average balances of the bank's single-family residential loans, which decreased $654.3 million, or 37.1%, resulted primarily from the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans held in its portfolio for mortgage-backed securities, which the bank retained for its own portfolio, in September 1997, March 1998, and June 1998. The decrease was primarily responsible for a $34.5 million, or 29.4%, decrease in interest income from single-family residential loans. Average balances of home improvement and related loans decreased $41.8 million, largely because of securitization activity during fiscal 1998. Securitizations of credit card loans and automobile loans were the primary reasons for the $122.3 million and $35.6 million decline, or 10.5% and 14.4%, in average balances of credit card loans and automobile loans.

The average yield on the loan portfolio in fiscal 1998 increased 71 basis points, to 10.79% from 10.08%, from the average yield in fiscal 1997. Contributing to the higher net yield was an increase in the average yield on automobile loans which was largely responsible for a $6.4 million increase in interest income from such loans. In addition, an increase in the average yield on single-family residential loans, from 6.65% to 7.47%, resulted from the September 1997, March 1998, and June 1998 exchange of single-family residential loans for mortgage-backed securities discussed above. Prior to the exchange, these loans had a weighted average interest rate of 6.89%, 6.99%, and 6.84%. Offsetting these amounts was a decrease in the average yield on credit card loans, which, when coupled with the decreased average balance on such loans, resulted in a $29.7 million decline in interest income from such loans for fiscal 1998. During fiscal 1998, the bank continued to reprice its credit card portfolio as a result of ongoing competitive pressures in the credit card industry.

Interest income on mortgage-backed securities increased $41.2 million, or 57.1%, primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 period reflected the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans for mortgage-backed securities in September 1997, March 1998 and June 1998,. The positive effect of the higher average balances was partially offset by a decline in the average interest rates on these securities from 5.99% to 5.70%.

Interest expense decreased $1.4 million, or 0.6%, for fiscal 1998 primarily because of a $179.8 million decline in the average balances of repurchase agreement transactions and a $111.0 million decline in the average balances of Federal Home Loan bank advances which resulted in an $11.8 million decrease in interest expense on borrowings during fiscal 1998. Excess funds generated from securitization activity during the year and additional deposits facilitated the paydown of such borrowings.

The decrease in interest expense on borrowings was offset by an increase of $10.4 million, or 6.2%, in interest expense on deposits, resulting from an increase in average deposit balances of $396.2 million, or 9.3%, which was partially offset by a decrease in the average rates on deposits, to 3.84% from 3.95%.

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

Other Income. Other non-interest income increased to $641.9 million in fiscal 1998 period from $411.1 million in fiscal 1997. The $230.8 million increase in such income was primarily attributable to an increase in gain on sales of loans which included the $288.3 million gain on the sale of the bank's credit card portfolio and related operations on September 30, 1998. Also contributing to the increase in other income was a $10.1 million increase in deposit servicing fees. Partially offsetting these increases was a $71.9 million decrease in servicing and securitization income.

Servicing and securitization income decreased $71.9 million to $233.3 million from $305.2 million, primarily due to increases in the amortization of and unrealized losses on interest-only strips. During fiscal 1998, and particularly in the fourth quarter of fiscal 1998, the prepayment and loss rates experienced in the bank's various automobile, home-equity and home improvement loan securitization transactions increased. At September 30, 1997, anticipated prepayment rates ranged from 25% to 30% for automobile transactions, from 28% to 40% for home equity transactions and from 20% to 25% for home improvement loan transactions. Actual prepayment rates during fiscal 1998 ranged from 40% to 45% for automobile transactions, from 33% to 52% for home equity transactions and from 30% to 35% for home improvement loan transactions. Similarly, at September 30, 1997, anticipated loss rates ranged from 1% to 6% for automobile transactions and from 2% to 3% for home improvement loan transactions. Actual loss rates during fiscal 1998 ranged from 2% to 13% for automobile transactions and from 2% to 5% for home improvement loan transactions.

The effect of these increases in prepayment and loss rates on the carrying value of the interest-only strips was two-fold. First, because actual prepayment and loss experience during fiscal 1998 exceeded the estimates used when computing the value of the interest-only strips at the end of fiscal 1997, increased amortization of the interest-only strips was required. Second, when computing the carrying value of the interest-only strips at the end of fiscal 1998, we used the higher prepayment and loss rates experienced during fiscal 1998 because we believed prepayments and losses would continue at those levels. The resulting lower value for the interest-only strips at September 30, 1998 was reflected through recognition of unrealized losses. The bank recognized net unrealized losses on its automobile, home equity and home loan interest-only strips of $42.9 million during fiscal 1998 compared to net unrealized gains on the valuation of the bank's credit card interest-only strips of $7.0 million during 1997. In addition, amortization of $99.0 million on interest-only strips related to prior gains on sales of loans was recorded in fiscal 1998 compared to $24.8 million in fiscal 1997. Offsetting these amounts were gains of $81.6 million, $23.1 million, $19.7 million and $3.4 million recognized on the securitization and sale of credit card loans, automobile loans, home equity and home loan receivables.

The $2.1 million, or 11.5%, decrease in loss on real estate held for investment or sale was primarily attributable to an increase of $1.5 million in the gain recorded on sales of the bank's real estate held for sale coupled with a $0.8 million decrease in the provision for losses on such assets. See "Financial Condition Asset Quality - Allowances for Losses."

Deposit servicing fees increased $10.1 million, or 24.1%, during fiscal 1998 primarily due to an increase in fees generated through the bank's ATM network in addition to increases in other deposit servicing fees resulting from the expansion of the bank's branch network.

Credit card fees, consisting of annual fees, late charges, cash advance charges, interchange income, net of rebate expenses, and overlimit fees decreased to $53.9 million in fiscal 1998 from $57.4 million in fiscal 1997. The $3.5 million, or 6.1%, decrease was primarily attributable to an $8.8 million increase in rebate expenses, the effects of which were due principally to the introduction of additional programs and products designed to encourage greater usage of the bank's credit cards. Partially offsetting the increase in rebate expenses were increases in certain fees resulting from changes to the fee structure for the bank's credit card programs which were implemented in fiscal 1997.

Operating Expenses. Operating expenses for fiscal 1998 increased $85.7 million, or 20.5%, from the level in fiscal 1997. The primary component of the higher operating expenses was a $38.6 million increase in salaries and employee benefits resulting primarily from the addition of staff to the bank's consumer lending and branch operations. The $24.2 million increase in loan expenses was primarily attributable to increased credit card collection and retention costs and to increases in the valuation allowances on servicing assets. The increase in the valuation allowance on servicing assets was a result of an increase in estimated future prepayment rates. Also contributing to the increase in operating expenses was an increase of $5.1 million in marketing expenses, primarily credit card marketing expenses.

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

Income after direct operating expenses from hotel properties increased $2,771,000, or 15.3%, in fiscal 1997 over the level achieved in fiscal 1996. In fiscal 1997, room sales increased $4,542,000, or 11.7%, while food and beverage sales increased $565,000, or 4.6%. The increase in total revenue of $5,219,000, or 9.6%, exceeded the increase of $2,448,000, or 6.8%, in direct operating expenses. The revenue increases were due to improved market conditions, which permitted management to raise average room rates while maintaining or increasing occupancy at several of the hotels. The Real Estate Trust also acquired a new hotel in fiscal 1997.

Income after direct operating expenses from commercial properties, which consists of office and industrial properties, increased $2,992,000, or 28.9%, in fiscal 1997 compared to such income in fiscal 1996. Gross income increased $3,507,000, or 19.9%, in fiscal 1997, while expenses increased $515,000, or 7.1%. The improvement was the direct result of a higher leasing rate in fiscal 1997. Expenses in fiscal 1997 were above the prior year's principally due to higher property taxes and higher operating expenses.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $996,000, or 19.9%, in fiscal 1997 primarily due to lower cash balances on which interest was earned. Other income in fiscal 1996 also included $695,000 received as refunds of transfer taxes paid in a preceding year.

Land parcels and other expense increased $46,000, or 2.8%, in fiscal 1997 as the result of higher real estate taxes.

Interest expense increased $315,000, or 0.8%, in fiscal 1997, primarily because of the higher level of borrowings in the current period. The average balance of outstanding borrowings increased to $400.3 million for fiscal 1997 from $395.6 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 10.30% in fiscal 1997 and 10.31% in fiscal 1996.

Depreciation increased $523,000, or 5.2%, in fiscal 1997 as a result of new tenant improvements, capital replacements, and the addition of a new income-producing property.

Advisory, management and leasing fees paid to related parties increased $572,000, or 7.7%, in fiscal 1997. The advisory fee in fiscal 1997 was $311,000 per month, compared to $301,000 per month for the first six months of fiscal 1996 and $306,000 per month for the second six months of fiscal 1996, which resulted in an aggregate increase of $93,000, or 2.6%. Management and leasing fees were higher by $479,000, or 12.7%, in fiscal 1997 as a result of increased gross income on which fees are based. General and administrative expense decreased $129,000, or 9.2%, in fiscal 1997, as a result of lower administrative costs.

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

Banking

Overview. The bank recorded operating income of $80.2 million for the year ended September 30, 1997 compared to operating income of $46.1 million for the year ended September 30, 1996. The increase in income for fiscal 1997 was primarily attributable to a $67.3 million increase in other non-interest income and a $13.2 million increase in net interest income before provision for loan losses, the effect of which was partially offset by a $9.4 million increase in the provision for loan losses and a $37.0 million increase in operating non-interest expense reflecting in part additional expenses associated with steps taken by management to improve credit quality and expand the bank's core businesses, including the consumer loan program and deposit franchise.

Net Interest Income. Net interest income, before the provision for loan losses, increased $13.2 million, or 6.6%, in fiscal 1997. The bank would have recorded interest income of $6.9 million in fiscal 1997 if the bank's nonaccrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.7 million was actually recorded on non-accrual assets and restructured loans during the fiscal year. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition Asset Quality - Non-Performing Assets."

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

Interest income on loans, the largest category of interest-earning assets, increased by $43.0 million, or 13.5%, from fiscal 1996 primarily because of higher average balances, which were partially offset by lower average yields on the loan portfolio.

Higher average balances on credit card loans, which increased $159.5 million, or 15.8%,. The increase was primarily responsible for a $3.4 million, or 2.2%, increase in interest income from credit card loans. Higher average balances of automobile loans, which increased $64.2 million, or 35.1%, resulted primarily from the higher origination volume of such loans, and was largely responsible for a $16.2 million, or 75.3% increase in interest income on automobile loans. Interest income on the bank's single-family residential loans increased by $15.8 million, or 15.6%, primarily because of increased originations, which resulted in an increase of $355.8 million, or 25.2%, in the average balances of such loans. Average balances of home equity credit line loans increased by $60.0 million, or 74.8%, primarily because of the $119.2 million purchase of such loans in December 1996. Interest income on home equity credit line loans increased by $5.7 million, or 124.4%, in the current year.

The average yield on the loan portfolio in fiscal 1997 decreased by 73 basis points, to 10.08% from 10.81%, from the average yield in fiscal 1996. The lower net yield was primarily due to a 182 basis point decrease in the average net yield on credit card loans from 15.50% to 13.68%, the effect of which partially offset the positive effect that the higher average balances had on income. The decline in the net yield was primarily a result of marketing strategies to introduce lower introductory rates to new customers, as well as a new program offering reduced interest rates to previously risk-repriced accounts in an attempt to encourage payments from delinquent customers. Also contributing to the decreased average yield on the loan portfolio was a decrease in the average yield on single-family residential loans from 7.21% to 6.65%. An increase in the average yield on automobile loans from 11.75% to 15.24%, primarily due to higher yields earned on loans originated by one of the bank's operating subsidiaries, partially offset the negative effect of the lower average yields discussed above.

Interest income on mortgage-backed securities increased $21.3 million, or 41.7%, primarily because of higher average balances. The increased mortgage-backed securities balances in fiscal 1997 reflected the purchase of $649.7 million of mortgage-backed securities near the end of fiscal 1996 and the $1.1 billion securitization of single-family residential loans in September 1997. The positive effect of the higher average balances was partially offset by a decrease in the average interest rates on these securities from 6.11% to 5.99%.

Interest expense increased $51.0 million, or 27.0%, for fiscal 1997 primarily because of an increase of $764.9 million, or 206.8%, in the average balances of the bank's borrowings. The increase in the average balances of borrowings resulted in an increase of $44.6 million in interest expense for fiscal 1997 for such liabilities. The increase in interest expense on borrowings is primarily due to a $22.8 million, a $13.7 million and a $6.9 million increase in interest expense on securities sold under repurchase agreements, Federal Home Loan bank advances and subordinated debentures resulting primarily from higher average balances of such borrowings. The negative effect of the higher average balances was partially offset by a decrease in the average borrowing rate, to 6.25% from 7.10%, which reflected an increase in lower-yielding FHLB advances and securities sold under repurchase agreements.

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

Other Income. The $67.3 million, or 19.6%, increase in other non-interest income to $411.1 million in fiscal 1997 from $343.8 million in fiscal 1996 was primarily attributable to increases in servicing and securitization income, credit card fees, deposit servicing fees and a decrease in loss on real estate held for investment or sale.

Servicing and securitization income increased $20.2 million to $305.2 million from $285.0 million, primarily due to gains recognized on the securitization and sale of credit card loans, automobile loans, home equity and home loan receivables of $26.2 million, $26.9 million, $11.8 million and $7.4 million. Management expects that the relative impact of gains recognized under SFAS 125 on the bank's earnings will diminish as the gains associated with these and other transactions are amortized. In addition, in accordance with SFAS 125, the bank recognized a $7.0 million net unrealized gain on the valuation of its interest-only strips. This gain represents the September 30, 1997 market-value adjustment on the interest-only strips related to the credit card securitized assets. Offsetting these amounts was a decrease of $36.3 million, or 13.8%, in loan servicing fees which was primarily due to a decrease of $49.0 million in excess spread income earned by the bank for servicing its portfolios of securitized credit card loans. The decrease in such excess spread income for fiscal 1997 resulted primarily from an increase in charge-offs on securitized credit card loans which is consistent with management's expectations and generally reflects the trends that are affecting the credit card industry as a whole. See "Financial Condition - Asset Quality Allowances for Losses."

Credit card fees, consisting of membership fees, late charges, over-the-limit fees, interchange fees and cash advance charges, increased $26.6 million, or 86.5%, in fiscal 1997 from the level in fiscal 1996. The increase was primarily attributable to the impact of changes in the fee structure for the bank's credit card programs which were implemented in fiscal 1996 and 1997.

The $12.0 million, or 40.1%, increase in deposit servicing fees resulted primarily from the additional fees generated through the bank's ATM network, and, to a lesser extent, an increase in the number of deposit accounts outstanding during fiscal 1997.

The $5.7 million, or 23.5%, decrease in loss on real estate held for investment or sale was primarily attributable to a decrease of $6.7 million in the provision for losses on such assets, which was partially offset by a decrease of $1.1 million in the gain recorded on sales of the bank's real estate held for investment or sale.

Operating Expenses. Operating expenses for fiscal 1997 increased $37.0 million, or 9.7%, from the level in fiscal 1996. The main components of the higher operating expenses were increases in salaries and employee benefits, marketing and data processing. The $33.6 million increase in salaries and employee benefits resulted primarily from the addition of staff to the bank's credit card, consumer lending, branch and systems operations. The $20.8 million increase in marketing expenses was primarily attributable to a $14.4 million increase in marketing expenses associated with the credit card program as the bank continues to focus on increased originations of such loans, as well as a $5.3 million increase in marketing expenses associated with the bank's deposit base. The $6.9 million increase in data processing expenses was principally attributable to an increase in the number of credit card accounts outstanding and the activity generated by such accounts during fiscal 1997. The $32.3 million decrease in deposit insurance premiums, which partially offset the expense increases discussed above, was primarily because of the one-time SAIF assessment recorded by the bank in fiscal 1996. See "Business - Regulation - Deposit Insurance Premiums."

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
                                                                ====================== ======================= =====================

MANAGEMENT'S STATEMENT ON RESPONSIBILITY

The Consolidated Financial Statements and related financial information in this report have been prepared by the Advisor in accordance with generally accepted accounting principles appropriate in the circumstances, based on best estimates and judgments, with consideration given to materiality.

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


                                  None.

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

Class Three Trustees -- Terms End at 1999 Annual Meeting

Garland J. Bloom, Jr., age 67, has served as a Trustee since 1964. He is currently a real estate consultant. He was formerly Executive Vice President and Principal of GMB Associates, Inc., a real state finance and management firm, from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company, a real estate finance and management firm, from 1985 to 1987.

John R. Whitmore, age 65, has served as a Trustee since 1984. He also serves as Director, President and Chief Executive Officer of The Bessemer Group, Incorporated, a financial management and banking firm, and its Bessemer Trust Company subsidiaries with which he has been an associated since 1975, and as a Director of Bessemer Securities Corporation, Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc.

Class One Trustees -- Terms End at 2000 Annual Meeting

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

Class Two Trustees -- Terms End at 2001 Annual Meeting

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

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin Property Company in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 1998.

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

                           Summary Compensation Table
                               Annual Compensation
------------------------------------------------------------------------------
Name and Principal                                  Other Annual    All Other
  Position            Fiscal    Salary      Bonus   Compensation  Compensation
--------------------- ------ ------------ --------- ------------  ------------

B. Francis Saul II     1998   $1,353,528  $700,000     $   --     $725,873 (1)
  Chairman and Chief   1997    1,230,440   600,000         --      292,807 (2)
  Executive Officer    1996    1,015,054   500,000         --      214,426 (3)


Stephen R. Halpin, Jr. 1998     $400,010   $60,000     $   --     $159,073 (1)
  Vice President and   1997      375,402    54,000         --       69,167 (2)
  Chief Financial      1996      332,320    58,000         --       50,295 (3)
  Officer
---------------------
(1) The total amounts shown in the "All Other Compensation" column for fiscal 1998 consist of the following: (a) contributions made by the bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul in the amount of $136,018 and Mr. Halpin in the amount of $20,170; (b) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul in the amount of $14,724 and Mr. Halpin in the amount of $2,621; (c) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $9,600; and (d) accrued earnings on awards previously made under the bank's Deferred Compensation Plan on behalf of Mr. Saul in the amount of $575,131 and Mr. Halpin in the amount of $126,682.

(2) The total amounts shown in the "All Other Compensation" column for fiscal 1997 consist of the following: (a) contributions made by the bank to the bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul in the amount of $109,616 and Mr. Halpin in the amount of $16,164; (b) the taxable benefit of premiums paid by the bank for group term insurance on behalf Mr. Halpin in the amount of $2,325; (c) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $9,600; and (d) accrued earnings on awards previously made under the bank's Deferred Compensation Plan on behalf of Mr. Saul in the amount of $183,191 and Mr. Halpin in the amount of $41,078.

(3) The total amounts shown in the "All Other Compensation" column for fiscal 1996 consist of: (a) the contributions made by the bank to the bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul in the amount of $90,693 and Mr. Halpin in the amount of $14,373; (b) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Halpin in the amount of $2,102; (c) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $9,000; and (d) accrued earnings on awards previously made under the bank's Deferred Compensation Plan on behalf of Mr. Saul in the amount of $123,733 and Mr. Halpin in the amount of $24,820.

Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions credited by the bank to the accounts of the executive officers of the bank named above for fiscal 1998 under the bank's Deferred Compensation Plan.

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

(3) The payout amount shown for Mr. Saul is the estimated amount that would be payable to Mr. Saul if he continued with the bank for the entire ten-year performance period of the plan. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the plan. Under the plan, if Mr. Saul were to retire after that date, he could elect to have the bank pay out the net contribution, as defined, in his account prior to the year 2008. Certain of the awards credited by the bank to the account maintained for the benefit of Mr. Saul under the plan vested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the bank to the account maintained for the benefit of Mr. Saul will vest upon the earlier of: (a) five years after the date of the award; (b) his attainment of age 70 in 2002;, (c) his death; (d) his total or permanent disability; or (e) a change in control of the bank, as defined in the plan. Accordingly, as of September 30, 1998, Mr. Saul was partially vested in the account maintained for his benefit under the plan. As of that date, the vested Account balance maintained for Mr. Saul's benefit under the plan was $779,446.

(4) As of September 30, 1998 the following individuals have vested accounts that are payable within 120 days after September 30, 1998; Mr. Saul in the amount of $303,710; and Mr. Halpin in the amount of $65,081.


The plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2008 or the executive officer's earlier termination of employment with the bank, the bank will add to or deduct from each executive officer's account a contribution or deduction, as the case may be, which represents, the hypothetical interest, which may be positive or negative, earned on the principal contribution, based on the bank's rate of return on average assets, as computed under the plan, for the fiscal year then ended. The principal contribution, plus or minus any interest credited or deducted, is referred to as the "net contribution").

Executive officers are entitled to receive the net contribution in their respective account only upon full or partial vesting. Plan participants become fully vested in their account under the plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of any of the following: (a) September 30, 2008; (b) attainment of age 60; (c) death; (d) total and permanent disability; or (e) a change in control of the bank, as defined in the plan. Plan participants become partially vested to the extent of 50% of the net contribution in the account, upon the termination of their employment by the bank without cause, as defined in the plan, after September 30, 2003.

Payouts are made under the plan within 120 days after September 30, 2008, or the earlier termination of the executive officer's employment with the bank, provided that vesting or partial vesting has occurred under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 4, 1998, concerning beneficial ownership of Common Shares and Preferred Shares of beneficial interest by: (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees; (c) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation;" and (d) all Trustees and executive officers of the Trust as a group.

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

(2) Consists of Preferred Shares owned of record by B. F. Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10% shareholder, comprising 270,000 Preferred Shares owned by B. F. Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation. The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3) Consists of Common Shares owned of record by B. F. Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by Somerset Investment Company, Inc., a subsidiary of Westminster Investing Corporation, 2,545,362 Common Shares owned by B. F. Saul Company, 206,300 Common Shares owned by Columbia Credit Company, a subsidiary of B. F. Saul Company, 283,400 Common Shares owned by Columbia Securities Company of Washington, D. C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation. The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real Estate

Transactions with B. F. Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of B. F. Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr., B. Francis Saul III and John R. Whitmore, each of whom is a Trustee of the Trust, are also officers and/or directors of B. F. Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the Trustees. The monthly fee was $301,000 for the period October 1995 through March 1996, $306,000 for the period April 1996 through September 1996, $311,000 for the period October 1996 through September 1997, and $317,000 for the period October 1997 through September 1998. The advisory contract has been extended until September 30, 1999, and will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

 B. F. Saul Company and Franklin, a wholly owned subsidiary of B. F. Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of B. F. Saul Company and Franklin are reviewed and approved by the Trustees. Fees to B. F. Saul Company and Franklin amounted to $5.2 million in fiscal 1998.

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

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of B. F. Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $157,000 in fiscal 1998.

In fiscal 1994, the Real Estate Trust made an unsecured loan to B. F. Saul Company of $15.0 million at a floating interest rate and due on demand. In fiscal 1995 the loan balance was reduced to $12.7 million. In fiscal 1996 the Real Estate Trust made loans aggregating $3.5 million to B. F. Saul Company. During fiscal 1997 and 1998, curtails of $750,000 and $141,000, were paid by the Saul Company. At September 30, 1998 the total due the Real Estate Trust was $15.3 million in principal and $1.7 million in deferred interest. Interest accrued on these loans amounted to $1.3 million, $1.4 million and $1.4 million during fiscal years 1998, 1997 and 1996.

Remuneration of Trustees and Officers. For fiscal 1998, the Real Estate Trust paid the Trustees $94,000 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial Officer of the bank. See "Executive Compensation." Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from B. F. Saul Company and/or its affiliated corporations as directors or officers thereof.

Legal Services. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a Trustee of the Trust, is a partner received approximately $800,000 in fiscal 1998, excluding expense reimbursements.

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

 21.          List of Subsidiaries of the Trust.

 27.          Financial Data Schedule.



---------------------

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

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust


April 7, 1999                    Ross E. Heasley
                                 --------------------------
                                 Ross E. Heasley
                                 Vice President (Principal Accounting Officer)