Form 10-Q
period 1999-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1999-05-17
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 7, 1999, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         (a)    Consolidated Balance Sheets at March 31, 1999 and
                     September 30, 1998

         (b)    Consolidated Statements of Operations for the three-month and six-month periods ended March 31, 1999 and 1998

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Deficit for the three-month and six-month periods ended March 31, 1999 and 1998

         (d)    Consolidated Statements of Cash Flows for the six-month periods ended March 31, 1999 and 1998

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended March 31, 1999 compared to three months ended March 31, 1998

                     Six months ended March 31, 1999 compared to Six months
                          ended March 31, 1998


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                   March 31     September 30
                                                                                                 -------------- --------------
(In thousands)                                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                           $  169,968     $  165,805
    Office and industrial                                                                              111,004        110,257
    Other                                                                                                3,902          3,889
                                                                                                 -------------- --------------
                                                                                                       284,874        279,951
    Accumulated depreciation                                                                          (101,853)       (96,072)
                                                                                                 -------------- --------------
                                                                                                       183,021        183,879
Land parcels                                                                                            40,300         40,110
Construction in progress                                                                                25,653          8,694
Cash and cash equivalents                                                                               15,320         13,950
Other assets                                                                                            73,009         76,799
                                                                                                 -------------- --------------
                    Total real estate assets                                                           337,303        323,432
------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                313,022        836,456
Federal funds sold and securities purchased under agreements to resell                                  38,000        380,000
Loans held for sale                                                                                    159,697         56,287
Loans held for securitization and sale                                                                      --        125,000
Trading securities                                                                                       8,256         11,319
Investment securities (market value $44,614 and $44,528, respectively)                                  44,392         43,999
Mortgage-backed securities (market value $1,588,843 and $2,014,819, respectively)                    1,600,096      2,025,817
Loans receivable (net of allowance for losses of $58,414 and $60,157, respectively)                  4,830,818      2,533,957
Federal Home Loan Bank stock                                                                            50,180         49,036
Real estate held for investment or sale (net of allowance for losses of $87,006
    and $153,766, respectively)                                                                         57,789         69,025
Property and equipment, net                                                                            292,306        285,916
Goodwill and other intangible assets, net                                                               29,221         30,879
Interest only strips, net                                                                               10,404         13,508
Other assets                                                                                           335,537        259,950
                                                                                                 -------------- --------------
                    Total banking assets                                                             7,769,718      6,721,149
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $ 8,107,021    $ 7,044,581
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $  203,597     $  198,874
Notes payable - secured                                                                                200,000        200,000
Notes payable - unsecured                                                                               45,443         50,335
Deferred gains - real estate                                                                           112,883        112,883
Accrued dividends payable - preferred shares of beneficial interest                                     32,758         34,049
Other liabilities and accrued expenses                                                                  40,879         39,895
                                                                                                 -------------- --------------
                    Total real estate liabilities                                                      635,560        636,036
------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                     5,245,202      4,888,230
Borrowings                                                                                             514,587        492,184
Federal Home Loan Bank advances                                                                      1,000,070        352,027
Other liabilities                                                                                      180,414        159,195
Capital notes -- subordinated                                                                          250,000        250,000
                                                                                                 -------------- --------------
                    Total banking liabilities                                                        7,190,273      6,141,636
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    72,228         72,242
Minority interest -- other                                                                             218,306        218,306
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    8,116,367      7,068,220
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                     516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642          6,642
Paid-in surplus                                                                                         92,943         92,943
Deficit                                                                                                (67,615)       (81,936)
Net unrealized holding gains                                                                                16             44
                                                                                                 -------------- --------------
                                                                                                        32,502         18,209
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)       (41,848)
                                                                                                 -------------- --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                             (9,346)       (23,639)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        $ 8,107,021    $ 7,044,581
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                     For the Three Months             For the Six Months
                                                                        Ended March 31                  Ended March 31
                                                                -------------------------------- -----------------------------
(In thousands, except per share amounts)                             1999             1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                             $     17,713      $   15,672     $   35,775     $   30,878
Office and industrial properties                                          5,989           5,704         11,930         11,222
Other                                                                       820             791          1,507          1,816
                                                                ----------------  -------------- -------------- --------------
Total income                                                             24,522          22,167         49,212         43,916
------------------------------------------------------------------------------------------------------------------------------
Expenses Direct operating expenses:
    Hotels                                                               11,821          10,619         23,419         20,841
    Office and industrial properties                                      1,922           1,900          3,792          3,811
    Land parcels and other                                                 (141)            389            247            788
Interest expense                                                          9,927          10,902         20,121         21,016
Captalized interest                                                        (154)            (37)          (375)           (69)
Amortization of debt expense                                                 66             152            164            292
Depreciation                                                              2,905           2,830          5,781          5,489
Advisory, management and leasing fees - related parties                   2,245           2,089          4,505          4,132
General and administrative                                                  182             222            487            606
                                                                ----------------  -------------- -------------- --------------
Total expenses                                                           28,773          29,066         58,141         56,906
------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                             1,626           1,357          2,773             18
Loss on sale of property                                                     --              --             (1)            --
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                         $     (2,625)     $   (5,542)    $   (6,157)    $  (12,972)
------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                              $     94,633      $   73,816     $  170,576     $  148,311
Mortgage-backed securities                                               24,791          25,594         53,679         52,201
Trading securities                                                        1,033             638          1,602          1,110
Investment securities                                                       614             550          1,229            952
Other                                                                     2,903           5,709          7,590         11,341
                                                                ----------------  -------------- -------------- --------------
Total interest income                                                   123,974         106,307        234,676        213,915
------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                         34,891          45,511         72,119         94,290
Borrowings                                                               22,706           9,669         37,580         19,182
                                                                ----------------  -------------- -------------- --------------
Total interest expense                                                   57,597          55,180        109,699        113,472
                                                                ----------------  -------------- -------------- --------------
Net interest income                                                      66,377          51,127        124,977        100,443
Provision for loan losses                                                (6,616)        (16,612)       (10,389)       (51,674)
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      59,761          34,515        114,588         48,769
------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                       7,070          65,618         13,582        165,196
Credit card fees                                                             --           9,372             --         23,130
Deposit servicing fees                                                   15,815          11,992         31,710         23,749
Gain on sales of trading securities, net                                  2,663             435          3,328            992
Gain (loss) on real estate held for investment or sale, net              32,422            (192)        32,373         (5,106)
Gain on sales of loans, net                                               3,751             626          3,995          1,302
Other                                                                     6,224           8,436         12,177         15,180
                                                                ----------------  -------------- -------------- --------------
Total other income                                                       67,945          96,287         97,165        224,443
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                     For the Three Months             For the Six Months
                                                                        Ended March 31                  Ended March 31
                                                                -------------------------------- -----------------------------
(In thousands, except per share amounts)                             1999             1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                     $     42,422      $   47,927     $   83,218     $   92,772
Loan                                                                      3,021           9,300          6,352         19,062
Property and equipment                                                    6,409           7,069         12,632         13,690
Marketing                                                                 2,937          20,423          5,871         40,738
Data processing                                                           4,052          10,931          8,377         21,480
Depreciation and amortization                                             8,263           8,330         16,307         16,219
Deposit insurance premiums                                                1,096           1,125          2,166          2,591
Amortization of goodwill and other intangible assets                        769             903          1,620          1,701
Other                                                                     9,066          12,088         18,222         22,820
                                                                ----------------  -------------- -------------- --------------
Total operating expenses                                                 78,035         118,096        154,765        231,073
------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                           $     49,671      $   12,706     $   56,988     $   42,139
------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                   $     47,046      $    7,164     $   50,831     $   29,167
Income tax provision                                                     15,946             915         15,952          6,496
                                                                ----------------  -------------- -------------- --------------
Income before extraordinary item and minority interest                   31,100           6,249         34,879         22,671
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       --          (9,335)            --         (9,601)
                                                                ----------------  -------------- -------------- --------------
Income before minority interest                                          31,100          (3,086)        34,879         13,070
Minority interest held by affiliates                                     (5,239)           (740)        (5,194)        (3,711)
Minority interest -- other                                               (6,327)         (6,327)       (12,656)       (12,656)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                    $     19,534      $  (10,153)    $   17,029     $   (3,297)
------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                   $     18,180      $  (11,507)    $   14,321     $   (6,005)

NET INCOME (LOSS) PER COMMON SHARE
Income before extraordinary item and minority interest             $       6.17       $    1.01      $    6.67      $    4.14
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       --           (1.93)            --          (1.99)
                                                                ----------------  -------------- -------------- --------------
Income before minority interest                                            6.17           (0.92)          6.67           2.15
Minority interest held by affiliates                                      (1.09)          (0.15)         (1.08)         (0.77)
Minority interest -- other                                                (1.31)          (1.31)         (2.62)         (2.62)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                 $       3.77      $    (2.38)     $    2.97     $    (1.24)
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================

                                                                     For the Three Months             For the Six Months
                                                                        Ended March 31                  Ended March 31
                                                                -------------------------------- -----------------------------
(Dollars in thousands, except per share amounts)                     1999             1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME

Net income (loss)                                                  $     19,534      $  (10,153)    $   17,029     $   (3,297)
Other comprehensive income:
    Net unrealized holding gains (losses)                                     7             121            (28)           420
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                  $     19,541      $  (10,032)    $   17,001     $   (2,877)
------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                        $       516       $     516      $     516      $     516
                                                                ----------------  -------------- -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                            6,642           6,642          6,642          6,642
                                                                ----------------  -------------- -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                              92,943          92,943         92,943         92,943
                                                                ----------------  -------------- -------------- --------------

DEFICIT
Beginning of period                                                     (85,795)       (137,140)       (81,936)      (142,642)
Net income (loss)                                                        19,534         (10,153)        17,029         (3,297)
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable ($2.62, $2.62, $5.25 and $5.25 per
            share, respectively)                                         (1,354)        (1,354)        (2,708)        (2,708)
                                                                ----------------  -------------- -------------- --------------
End of period                                                           (67,615)       (148,647)       (67,615)      (148,647)
                                                                ----------------  -------------- -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                           9             (97)            44           (396)
Net unrealized holding gains (losses)                                         7             121            (28)           420
                                                                ----------------  -------------- -------------- --------------
End of period                                                                16              24             16             24
                                                                ----------------  -------------- -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                          (41,848)        (41,848)       (41,848)       (41,848)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                        $     (9,346)     $  (90,370)    $   (9,346)    $  (90,370)
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                      For the Six Months
                                                                                                        Ended March 31
                                                                                                 -----------------------------
(In thousands)                                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                            $   (3,745)    $  (18,142)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                         5,781          5,489
    Early extiguishment of debt, net of taxes                                                               --          9,601
    (Increase) decrease in accounts receivable and accrued income                                          588         (1,385)
    Increase in deferred tax asset                                                                      (2,504)        (4,502)
    Increase (decrease) in accounts payable and accrued expenses                                         1,517         (9,266)
    Decrease in tax sharing receivable                                                                   6,610          2,670
    Amortization of debt expense                                                                           643            292
    Equity in earnings of unconsolidated entities                                                       (2,773)           (18)
    Other                                                                                               20,412          2,579
                                                                                                 -------------- --------------
                                                                                                        26,529        (12,682)
                                                                                                 -------------- --------------
Banking
Net income                                                                                              20,774         14,845
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                                       4,370          5,315
    Depreciation and amortization                                                                       16,307         16,219
    Amortization of goodwill and other intangible assets                                                    --          1,708
    Provision for loan losses                                                                           10,389         51,674
    Capitalized interest on real estate under development                                               (1,642)          (994)
    Proceeds from sales of trading securities                                                          401,681        238,047
    Net fundings of loans held for sale and/or securitization                                         (520,011)      (275,059)
    Proceeds from sales of loans held for sale and/or securitization                                    22,993      1,113,785
    Gain on sales of real estate held for sale                                                         (31,267)        (1,158)
    Provision for losses on real estate held for investment or sale                                         --          6,086
    Gain on sales of trading securities, net                                                            (3,328)          (992)
    (Increase) decrease in interest-only strips                                                          3,104        (41,771)
    Decrease in servicing assets                                                                         1,679          7,532
    (Increase) decrease in goodwill and other intangible assets                                          1,665        (23,870)
    Increase in other assets                                                                           (70,572)      (196,305)
    Increase (decrease) in other liabilities                                                             7,745        (17,983)
    Minority interest held by affiliates                                                                 5,194          3,711
    Minority interest - other                                                                            4,875          4,875
    Decrease in tax sharing payable                                                                     (6,610)        (2,670)
    Other                                                                                               (7,401)         5,946
                                                                                                 -------------- --------------
                                                                                                      (140,055)       908,941
                                                                                                 -------------- --------------
Net cash provided by (used in) operating activities                                                   (113,526)       896,259
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                      (21,986)        (6,621)
Property acquisitions                                                                                       --        (26,184)
Equity investment in unconsolidated entities                                                             1,500            935
Other                                                                                                        1             --
                                                                                                 -------------- --------------
                                                                                                       (20,485)       (31,870)
                                                                                                 -------------- --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                            19,043          2,504
Net proceeds from sales of real estate                                                                  29,114          9,643
Net fundings of loans receivable                                                                      (654,952)    (1,234,696)
Principal collected on mortgage-backed securities                                                      424,086        533,091
Purchases of Federal Home Loan Bank stock                                                              (20,187)            --
Purchases of investment securities                                                                        (394)       (34,009)
Purchases of loans receivable                                                                       (1,496,079)      (670,830)
Purchases of property and equipment                                                                    (22,953)       (32,668)
Disbursements for real estate held for investment or sale                                               (5,456)        (6,134)
Other                                                                                                   (7,616)        (1,345)
                                                                                                 -------------- --------------
                                                                                                    (1,735,394)    (1,434,444)
                                                                                                 -------------- --------------
Net cash used in investing activities                                                               (1,755,879)    (1,466,314)
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                      For the Six Months
                                                                                                        Ended March 31
                                                                                                 -----------------------------
(In thousands)                                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                    $    9,838     $   55,779
Principal curtailments and repayments of mortgages                                                      (5,115)       (30,310)
Proceeds from issuance of secured notes                                                                     --        214,100
Repayments of secured notes                                                                                 --       (175,000)
Proceeds from sales of unsecured notes                                                                   1,833          4,898
Repayments of unsecured notes                                                                           (6,725)        (3,428)
Costs of obtaining financings                                                                             (505)        (6,502)
Loan prepayment fees                                                                                        --        (10,055)
Dividends paid - preferred shares of beneficial interest                                                (4,000)        (3,600)
                                                                                                 -------------- --------------
                                                                                                        (4,674)        45,882
                                                                                                 -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                21,580,112     12,129,400
Customer withdrawals of deposits and payments for maturing certificates of deposit                 (21,223,140)   (12,011,488)
Net increase in securities sold under repurchase agreements                                             25,675        200,280
Advances from the Federal Home Loan Bank                                                             1,578,325        258,255
Repayments of advances from the Federal Home Loan Bank                                                (930,282)      (357,674)
Proceeds from other borrowings                                                                      12,356,831      6,279,389
Repayments of other borrowings                                                                     (12,360,105)    (6,278,729)
Cash dividends paid on preferred stock                                                                  (4,875)        (4,875)
Cash dividends paid on common stock                                                                    (26,000)        (6,500)
Other                                                                                                   13,474              6
                                                                                                 -------------- --------------
                                                                                                     1,010,015        208,064
                                                                                                 -------------- --------------
Net cash provided by financing activities                                                            1,005,341        253,946
------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                             (864,064)      (316,109)
Cash and cash equivalents at beginning of period                                                     1,230,406        670,139
                                                                                                 -------------- --------------
Cash and cash equivalents at end of period                                                          $  366,342     $  354,030
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                        $  100,903     $  143,537
        Income taxes paid (refunded)                                                                    94,504          5,088
        Shares of Saul Centers, Inc. common stock                                                        1,652          3,231
        Limited partnership units of Saul Holdings Limited Partnership                                   2,980             --
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                           1,652          1,439
        Distributions from Saul Holdings Limited Partnership                                             2,980          2,727

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                               3,194          2,130
    Loans held for sale exchanged for trading securities                                               397,064        241,825
    Loans held for sale and/or securitization transferred to trading securities                             --          9,203
    Loans receivable transferred to (from) loans held for sale and/or securitization                  (125,000)       984,930
    Loans made in connection with the sale of real estate                                               29,260          3,974
    Loans receivable transferred to real estate acquired in settlement of loans                            889          2,278
    Loans receivable exchanged for mortgage-backed securities held to maturity                           1,792        607,829

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                  March 31, September 30,
(In thousands)                       1999        1998
                                 ---------- -------------
Single-family residential        $ 156,231   $  49,502
Home improvement and related
    loans                            3,466       6,785
                                 ----------  ----------
                                 $ 159,697   $  56,287
                                 ==========  ==========

LOANS HELD FOR SECURITIZATION AND SALE:

At September 30, 1998, loans held for securitization and sale totaled $125,000 and was composed of automobile loans. At March 31, 1999, there were no loans held for securitization and sale.

LOANS RECEIVABLE:

                                      March 31,     September 30,
(In thousands)                           1999            1998
                                 ---------------- ----------------
Single-family residential          $   3,271,833    $   1,772,784
Home equity                              211,889          135,122
Real estate construction and
    ground                               331,669          209,247
Commercial real estate and
    multifamily                           75,694           75,877
Commercial                               373,365          279,416
Automobile                               741,977          232,826
Home improvement and related
    loans                                 88,457           60,570
Overdraft lines of credit and
   other consumer                         31,130           33,484
                                 ---------------- ----------------
                                       5,126,014        2,799,326

Less:
  Undisbursed portion of loans           254,669          207,921
  Net deferred loan origination
    costs                                (17,887)          (2,709)
  Allowance for loan losses               58,414           60,157
                                 ---------------- ----------------
                                         295,196          265,369
                                 ---------------- ----------------
   Total                          $    4,830,818   $    2,533,957
                                 ================ ================

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans or real estate owned ("REO") is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                      March 31,     September 30,
(In thousands)                           1999            1998
                                 ---------------- ----------------

Real estate held for investment     $      3,819   $      3,819
Real estate held for sale                140,976        218,972
                                 ---------------- ----------------
   Subtotal                              144,795        222,791
                                 ---------------- ----------------

Less:
 Allowance for losses on real
  estate held for investment                 202            202
 Allowance for losses on real
  estate held for sale                    86,804        153,564
                                 ---------------- ----------------
   Subtotal                               87,006        153,766
                                 ---------------- ----------------

   Total real estate held for
      investment or sale             $    57,789    $    69,025
                                 ================ ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At March 31, 1999, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded net income of $17.0 million for the six-month period ended March 31, 1999 compared to a net loss of $3.3 million for the six-month period ended March 31, 1998.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at March 31, 1999, which consisted primarily of hotels, office and industrial projects and land parcels, was unchanged from the number at September 30, 1998.

The ten hotel properties owned by the Real Estate Trust throughout the first six-month periods of fiscal 1999 and 1998 experienced average occupancy rates of 63.9% and 63.3%, respectively, and average room rates of $82.14 and $76.35 respectively. Six of these hotels registered improved occupancies and eight registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 63.0% and an average room rate of $83.85 during the six-month period ended March 31, 1999. In December 1997, the Real Estate Trust purchased a 308-room Holiday Inn hotel located in Arlington, Virginia, near the Ronald Reagan Washington National Airport and the Real Estate Trust's Howard Johnsons hotel. In August 1998, the Real Estate Trust opened its newly-constructed 95-room Marriott TownePlace Suites hotel located near Washington Dulles Airport.

The Real Estate Trust's office and industrial portfolio was 98% leased at March 31, 1999, compared to leasing rates of 100% and 99% at September 30, 1998 and at March 31, 1998, respectively. At March 31, 1999, the office and industrial portfolio had a total gross leasable area of 1.3 million square feet, of which 161,000(12.7%) and 179,000(14.1%), are subject to leases whose terms expire in the balance of fiscal 1999 and in fiscal 2000, respectively.

BANKING

General. The Bank recorded operating income of $49.7 million during the quarter ended March 31, 1999, compared to operating income of $12.7 million in the prior corresponding quarter. The increase in income for the current quarter was primarily the result of a gain of $31.6 million recognized on the sale of one of the Bank's REO properties. The Loudoun County, Virginia property was a community in the pre-development stage consisting of 2,000 acres of land. Also contributing to the increased income were an increase in single-family loan interest income and decreases in the provision for loan losses and operating expenses which partially offset the loss of revenues attributable to the Bank's credit card portfolio which was sold on September 30, 1998.

Servicing and securitization income decreased $58.5 million (or 89.2%) during the current quarter primarily as a result of decreased securitization activity and decreased credit card servicing fees due to the prior sale of the credit card portfolio. The Bank did not securitize and sell any loan receivables during the quarter ended March 31, 1999. During the quarter ended March 31, 1998, the Bank securitized and sold $123.5 million, $151.0 million and $19.7 million of credit card, automobile and home equity loan receivables, respectively, and recognized gains of $1.8 million, $8.6 million and $1.0 million, respectively, on these transactions. In addition, credit card loan servicing fees totaling $31.1 million for the quarter ended March 31, 1998 were eliminated as a result of the September 30, 1998 sale of the credit card portfolio.

At March 31, 1999, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.89%, 6.89%, 9.90% and 15.71%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter ended March 31, 1999, the Bank declared and paid out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $300 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                          March 31,         December 31,        September 30,
                                                                            1999                1998                1998
                                                                      ------------------   ----------------    ----------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                       $           6,145    $         7,498     $         8,106
    Consumer                                                                      5,327              7,262               4,501
                                                                      ------------------   ----------------    ----------------
      Total non-accrual loans (1)                                                11,472             14,760              12,607
                                                                      ------------------   ----------------    ----------------

  Real estate owned                                                             140,977            214,719             218,972
  Allowance for losses on real estate owned                                     (86,804)          (153,564)           (153,564)
                                                                      ------------------   ----------------    ----------------
    Real estate owned, net                                                       54,173             61,155              65,408
                                                                      ------------------   ----------------    ----------------

Total non-performing assets                                           $          65,645    $        75,915     $        78,015
                                                                      ==================   ================    ================

Troubled debt restructurings                                          $          11,764    $        11,770     $        11,800
                                                                      ==================   ================    ================

Allowance for losses on loans                                         $          58,414    $        60,157     $        60,157
Allowance for losses on real estate held for investment                             202                202                 202
Allowance for losses on real estate owned                                        86,804            153,564             153,564
                                                                      ------------------   ----------------    ----------------

  Total allowances for losses                                         $         145,420    $       213,923     $       213,923
                                                                      ==================   ================    ================




Ratios:

  Non-performing assets, net to total assets (2)                                  0.09%              0.21%               0.26%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                                       267.75%            220.74%             204.18%

  Allowance for losses on consumer loans to
    non-accrual consumer loans (1)                                              609.65%            469.86%             758.08%

  Allowance for losses on loans to non-accrual loans (1)                        509.19%            407.57%             477.17%

  Allowance for losses on loans to total loans receivable (3)                     1.16%              1.40%               2.17%

(1) Before deduction of allowances for losses.
(2) Non-performing assets, net are presented after all allowances for losses on loans and real estate held for investment or sale.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $65.6 million, after valuation allowances on REO of $86.8 million, at March 31, 1999, compared to $75.9 million, after valuation allowances on REO of $153.6 million, at December 31, 1998. In addition to the valuation allowances on REO, the Bank maintained $58.4 million of valuation on allowances on its loan portfolio at March 31, 1999. The $10.3 million decrease in non-performing assets for the current quarter was attributable to net decreases in REO and non-accrual loans of $7.0 million and $3.3 million, respectively. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $11.5 million at March 31, 1999, as compared to $14.8 million at December 31, 1998. At March 31, 1999, non-accrual loans consisted of $6.2 million of real estate loans and $5.3 million of consumer loans compared to non-accrual real estate loans of $7.5 million and non-accrual consumer loans of $7.3 million at December 31, 1998. The $3.3 million decrease in non-accrual consumer loans was attributable to decreased delinquencies in the Bank's sub-prime automobile loan portfolio which reflects steps management has taken designed to reduce losses in this portfolio, including expansion of collection efforts and adjustments to underwriting criteria.

REO. At March 31, 1999, the Bank's REO totaled $54.2 million, after valuation allowances on such assets of $86.8 million as set forth in the following table. The principal component of REO consists of four planned unit developments (the "Communities"), all of which are under active development. Only commercial ground remains in two of the four Communities.

                                                                              Balance                     Balance
                                                                              Before          All          After         Percent
                                  Number          Gross         Charge       Valuation     Valuation     Valuation         of
(Dollars in thousands)         of Properties     Balance         -Offs      Allowances    Allowances     Allowances       Total
                               -------------  -------------  -------------  -----------  -------------  -------------  ------------
Communities                          4             $156,721       $ 32,509      $124,212      $ 77,627      $ 46,585        86.0%

Residential ground                   3                6,358            493         5,865         3,179         2,686         5.0%

Commercial ground                    3               17,714          7,645        10,069         5,800         4,269         7.9%

Single-family
residential properties               8                  930             99           831             -           831         1.5%

Unallocated valuation
allowance                            -                -              -              -              198          (198)       (0.4%)
                               -------------  -------------  -------------  -----------  ------------- --------------  ------------

   Total REO                        18             $181,723       $ 40,746     $140,977       $ 86,804      $ 54,173       100.0%
                               =============  =============  =============  ===========  ============= ==============  ============

During the three months ended March 31, 1999, REO decreased $7.0 million, which was primarily attributable to the sale of one community in the predevelopment stage, consisting of approximately 2,000 acres in Loudoun County, Virginia. Also contributing to the decline were additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended March 31, 1999, the Bank received revenues of $37.3 million from the sale of the pre-development stage community, and $6.6 million from dispositions of 83 residential lots or units in the Communities ($4.2 million), approximately 4.2 acres of commercial land in one of the Communities ($0.4 million) and various single-family residential properties ($2.0 million).

At March 31, 1999, the Bank had an executed contract to sell one residential ground property at its approximate book value of $0.9 million.

Delinquent Loans. At March 31, 1999, delinquent loans totaled $30.0 million (or 0.6% of loans) compared to $35.4 million (or 0.8% of loans) at December 31, 1998. The following table sets forth information regarding the Bank's delinquent loans at March 31, 1999.

                                Principal Balance
                        ------------------------------
                                    Non-               Total as a
                        Mortgage  Mortgage             Percentage
(Dollars in thousands)    Loans    Loans       Total    of Loans (1)
                        --------  --------  ----------   ------
Loans delinquent for:

30-59 days..........    $  3,794  $ 19,834  $   23,628     0.5%
60-89 days..........       1,975     4,349       6,324     0.1%
                        --------  --------  ----------   ------
 Total................  $  5,769  $ 24,183  $   29,952     0.6%
                        ========  ========  ==========   ======


(1) Includes loans held for sale, before deduction of allowance for loan losses and deferred loan origination costs.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent mortgage loans decreased from $7.4 million at December 31, 1998 to $5.8 million at March 31, 1999.

Non-mortgage loans delinquent 30-89 days decreased to $24.2 million at March 31, 1999 from $28.0 million at December 31, 1998, primarily as a result of decreased delinquencies in the sub-prime segment of the automobile portfolio.

Troubled Debt Restructurings. At March 31, 1999 and December 31, 1998, loans accounted for as troubled debt restructurings totaled $11.8 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 1999 and December 31, 1998, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                     Six Months Ended                        Three Months
                                                                        March 31,                                Ended
                                                           -------------------------------------               March 31,
                                                                 1999                 1998                       1999
                                                           ---------------   -------------------     -------------------------

Balance at beginning of period                             $       60,157     $         105,679       $                60,157
                                                           ---------------   -------------------     -------------------------

Provision for loan losses                                          10,389                51,674                         6,616
                                                           ---------------   -------------------     -------------------------

Charge-offs:
  Single-family residential and home equity                          (316)                 (570)                         (108)
  Credit card                                                           -               (52,016)                            -
  Consumer                                                        (12,576)               (7,364)                       (8,609)
                                                           ---------------   -------------------     -------------------------
      Total charge-offs                                           (12,892)              (59,950)                       (8,717)
                                                           ---------------   -------------------     -------------------------

Recoveries:
  Single-family residential                                            33                    18                             4
  Credit card                                                           -                 5,998                             -
  Consumer                                                            727                   579                           354
                                                           ---------------   -------------------     -------------------------
      Total recoveries                                                760                 6,595                           358
                                                           ---------------   -------------------     -------------------------

Charge-offs,  net of recoveries                                   (12,132)              (53,355)                       (8,359)
                                                           ---------------   -------------------     -------------------------

Balance at end of period                                   $       58,414     $         103,998       $                58,414
                                                           ===============   ===================     =========================




Provision for loan losses to average loans  (1) (2) (3)             0.51%                 3.83%                         0.58%
Net loan charge-offs to average loans (1) (2) (3)                   0.60%                 3.96%                         0.73%
Ending allowance for losses on loans to total
  loans (2) (3)                                                     1.16%                 3.84%                         1.16%






(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                      March 31,                         December 31,                       September 30,
                                        1999                                1998                               1998
                           --------------------------------    --------------------------------   --------------------------------
                                             Percent of                          Percent of                         Percent of
                                              Loans to                            Loans to                           Loans to
                              Amount         Total Loans          Amount         Total Loans         Amount         Total Loans
                           --------------  ----------------    -------------   ----------------   --------------  ----------------

Balance at end of
      period allocated to:


Single-family residential  $       1,769          68.2 %       $      1,822          68.7 %       $       1,822          65.7 %

Home equity                          631           4.2                  676           5.0                   676           4.9

Commercial real estate
      and multifamily             10,830           1.5               10,828           1.8                10,828           2.7

Real estate construction
      and ground                   3,222           4.0                3,225           3.4                 3,225           3.9

Commercial                         3,623           5.0                3,623           5.6                 3,623           6.3

Automobile                        27,400          14.7               29,044          12.4                29,044          12.9

Home improvement and
      related loans                3,403           1.8                3,403           2.3                 3,403           2.4

Overdraft lines of credit
    and other consumer             1,674           0.6                1,674           0.8                 1,674           1.2

Unallocated                        5,862             -                5,862             -                 5,862             -
                           --------------                      -------------                      --------------

    Total                  $      58,414         100.0         $     60,157         100.0         $      60,157         100.0
                           ==============                      =============                      ==============

Real Estate Held for Investment or Sale
(Dollars in thousands)


Activity in Allowance for Losses

                                                                  Six Months Ended                        Three Months
                                                                      March 31,                              Ended
                                                      ------------------------------------------           March 31,
                                                            1999                    1998                      1999
                                                      -----------------      -------------------      ---------------------

Balance at beginning of period:
  Real estate held for investment                     $            202        $             198        $               202
  Real estate held for sale                                    153,564                  140,738                    153,564
                                                      -----------------      -------------------      ---------------------
    Total                                                      153,766                  140,936                    153,766
                                                      -----------------      -------------------      ---------------------

Provision for real estate losses:
  Real estate held for investment                                    -                        3                          -
  Real estate held for sale                                          -                    6,083                          -
                                                      -----------------      -------------------      ---------------------
    Total                                                            -                    6,086                          -
                                                      -----------------      -------------------      ---------------------

Charge-offs:
  Real estate held for sale:
     Communities                                               (66,760)                                            (66,760)
     Commercial ground                                               -                   (2,371)                         -
                                                      -----------------      -------------------      ---------------------

    Total charge-offs on real estate
       held for investment or sale                             (66,760)                  (2,371)                   (66,760)
                                                      -----------------      -------------------      ---------------------

Balance at end of period:
  Real estate held for investment                                  202                      201                        202
  Real estate held for sale                                     86,804                  144,450                     86,804
                                                      -----------------      -------------------      ---------------------
    Total                                             $         87,006        $         144,651        $            87,006
                                                      =================      ===================      =====================




Components of Allowance for Losses
                                                         March 31,              December 31,             September 30,
                                                            1999                    1998                      1998
                                                      -----------------      -------------------      ---------------------

Allowance for losses on real estate
  held for investment                                 $            202        $             202        $               202
                                                      -----------------      -------------------      ---------------------

Allowance for losses on real estate held for sale:
  Communities                                                   77,627                  144,641                    144,641
  Residential ground                                             3,179                    3,123                      3,123
  Commercial ground                                              5,800                    5,800                      5,800
                                                      -----------------      -------------------      ---------------------
      Total ground                                              86,606                  153,564                    153,564
                                                      -----------------      -------------------      ---------------------

  Unallocated                                                      198                        -                          -
                                                      -----------------      -------------------      ---------------------

     Total allowance for losses on real
       estate held for investment or sale             $         87,006        $         153,766        $           153,766
                                                      =================      ===================      =====================

At March 31, 1999 and December 31, 1998, the Bank's total valuation allowances for losses on loans and real estate held for investment or sale was $145.4 million and $213.9 million, respectively. The $68.5 million decrease was primarily attributable to a charge-off of $65.8 million upon the sale of the pre-development stage community.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $103.5 million at March 31, 1999, which constituted 70.3% of total non-performing real estate assets, before valuation allowances. During the three months ended March 31, 1999, the Bank recorded net charge-offs of $66.9 million on these assets. The allowance for losses on real estate held for sale at March 31, 1999 is in addition to approximately $40.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 1999.

At March 31, 1999, the combined allowance for losses on consumer loans (automobile, home improvement and related loans, overdraft lines of credit and other consumer loans) decreased to $32.5 million from $34.1 million at December 31, 1998. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans were 609.7% and 3.8%, respectively, at March 31, 1999 compared to 469.9% and 5.2%, respectively, at December 31, 1998.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1999, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                      More than        More than         More than
                                                      Six Months        One Year       Three Years
                                      Six Months       through          through          through         More than
                                       or Less         One Year       Three Years       Five Years      Five Years        Total
                                     -------------  --------------  ---------------  ---------------  --------------  --------------
As of March 31, 1999
Real estate loans:
  Adjustable-rate                    $    636,024    $    763,291    $      74,468    $         213    $          -    $  1,473,996
  Fixed-rate                               89,791          79,175          291,841          246,081       1,336,261       2,043,149
  Home equity credit lines
    and second mortgages                  229,279           2,210            7,827            6,405          26,249         271,970
Commercial                                158,538           8,551           28,441           20,926          34,737         251,193
Consumer and other                        166,137         136,177          356,894          170,186          19,530         848,924
Loans held for sale                       159,697               -                -                -               -         159,697
Mortgage-backed securities                554,513         225,274          526,331           76,166         217,812       1,600,096
Trading securities                          8,256               -                -                -               -           8,256
Other investments                         205,390               -           44,392                -               -         249,782
                                     -------------  --------------  ---------------  ---------------  --------------  --------------
  Total interest-earning assets         2,207,625       1,214,678        1,330,194          519,977       1,634,589       6,907,063
Total non-interest earning assets               -               -                -                -         862,655         862,655
                                     -------------  --------------  ---------------  ---------------  --------------  --------------
  Total assets                       $  2,207,625    $  1,214,678    $   1,330,194    $     519,977    $  2,497,244    $  7,769,718
                                     =============  ==============  ===============  ===============  ==============  ==============

Deposits:
  Fixed maturity deposits            $    952,004    $    300,822    $     172,177    $      58,870    $          -    $  1,483,873
  NOW, statement and passbook
      accounts                          1,661,224          44,930          149,646          101,853         217,061       2,174,714
  Money market deposit accounts         1,100,516               -                -                -               -       1,100,516
Borrowings:
  Capital notes - subordinated                  -               -                -                -         250,000         250,000
  Other                                   716,795             191            7,868          715,792          74,011       1,514,657
                                     -------------  --------------  ---------------  ---------------  --------------  --------------
  Total interest-bearing liabilities    4,430,539         345,943          329,691          876,515         541,072       6,523,760
Total non-interest bearing
    liabilities                                 -               -                -                -         810,513         810,513
Stockholders' equity                            -               -                -                -         435,445         435,445
                                     -------------  --------------  ---------------  ---------------  --------------  --------------
  Total liabilities & stockholders'
      equity                         $  4,430,539    $    345,943    $     329,691    $     876,515    $  1,787,030    $  7,769,718
                                     =============  ==============  ===============  ===============  ==============  ==============

Gap                                  $ (2,222,914)   $    868,735    $   1,000,503    $    (356,538)   $  1,093,517
Cumulative gap                       $ (2,222,914)   $ (1,354,179)   $    (353,676)   $    (710,214)   $    383,303
Adjustment for interest rate caps (1)$    100,000    $          -    $           -    $           -    $          -
Adjusted cumulative gap              $ (2,122,914)   $ (1,354,179)   $    (353,676)   $    (710,214)   $    383,303
Adjusted cumulative gap as a
    percentage of total assets              (27.3)%         (17.4)%           (4.6)%           (9.1)%           4.9 %

(1) At March 31, 1999, the Bank had $200,000 notional amount of interest rate caps. The adjustment reflects the average notional amount outstanding until the cap expires June 30, 1999.

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, adjusted for the effect of the Bank's interest rate caps, as a percentage of total assets, was a negative 17.4% at March 31, 1999 compared to a negative 28.0% at December 31, 1998. The improvement in the Bank's one-year gap during the quarter ended March 31, 1999 reflected the Bank's efforts to replace short-term borrowings with borrowings of greater duration. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At March 31, 1999, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                      Excess
                                                           Actual                Capital Requirement               Capital
                                               ----------------------------   -------------------------  ---------------------------
                                                                  As a %                      As a %                       As a %
                                                   Amount        of Assets        Amount     of Assets      Amount       of Assets
                                               -------------     ----------   -------------  ----------  ------------    -----------
Stockholders' equity per financial statements  $    463,193
  Minority interest in REIT Subsidiary (1)          144,000
  Net unrealized holding gains (2)                      (21)
                                               -------------
                                                    607,172
Adjustments for tangible and core capital:
  Intangible assets                                 (59,874)
  Non-allowable minority interest in
    REIT Subsidiary (1)                             (10,872)
  Non-includable subsidiaries  (3)                   (3,915)
                                               -------------
     Total tangible capital                         532,511          6.89%    $    116,009       1.50%   $   416,502          5.39%
                                               -------------     ==========   =============  ==========  ============    ===========
     Total core capital (4)                         532,511          6.89%    $    309,358       4.00%   $   223,153          2.89%
                                               -------------     ==========   =============  ==========  ============    ===========
     Tier 1 risk-based capital (4)                  532,511          9.90%    $    218,140       4.00%   $   314,371          5.90%
                                               -------------     ==========   =============  ==========  ============    ===========

Adjustments for total risk-based capital:
  Subordinated capital debentures                   250,000
  Allowance for general loan losses                  51,294
                                               -------------
     Total supplementary capital                    301,294
                                               -------------
     Total available capital                        833,805
  Equity investments (3)                             (6,531)
                                               -------------
     Total risk-based capital (4)              $    827,274         15.71%    $    436,279       8.00%   $   390,995          7.71%
                                               =============     ==========   =============  ==========  ============    ===========


(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.

(2) Pursuant to OTS policy,
net unrealized holding gains (losses) are excluded from regulatory capital.

(3) Reflects an aggregate offset of $0.6 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.

(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. In May 1999, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through May 14, 2000. The following table sets forth the Bank's REO at March 31, 1999, after valuation allowances of $86.8 million, by the fiscal year in which the property was acquired through foreclosure.

     Fiscal Year               (In thousands)

     1990 (1) (2)...........   $   14,997
     1991 (2)...............       32,276
     1992 (2)...............          110
     1993 ..................            -
     1994 ..................            -
     1995 ..................        5,959
     1996 ..................            -
     1997 ..................            -
     1998 ..................          644
     1999 ..................          187
                               -----------
          Total REO.........   $   54,173
                               ===========
-----------------------
(1) Includes REO with an aggregate net book value of $6.5 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $40.9 million, for which the Bank received an extension of the holding periods through May 14, 2000.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements fall into four categories: operating expenses (exclusive of interest on outstanding debt), capital improvements, interest on outstanding debt and repayment of outstanding debt.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes ("Unsecured Notes") sold to the public, the payment of interest on its Senior Secured Notes (the "Secured Notes"), and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of Unsecured Notes), refinancings of maturing mortgage debt, asset sales, and dividends and tax sharing payments from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the balance of fiscal 1999 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions and restrictions on such payments, and (in the case of tax sharing payments), the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, as well as the Bank's board resolution adopted in connection with the release of its written agreement with the OTS, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first six months of fiscal 1999, the Bank made a tax sharing payment of $6.6 million and dividend payments of $20.8 million to the Real Estate Trust.

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

Through March 31, 1999, the Trust has purchased either in the open market or through dividend reinvestment approximately 2.2 million shares of common stock of Saul Centers (representing 17.0% of such company's outstanding common stock). As of March 31, 1999, the market value of this unpledged stock was approximately $32.2 million.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At March 31, 1999, there were no borrowings under this facility and unrestricted availability on that date was $7.8 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the credit was increased to $20.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At March 31, 1999, there were no borrowings under the facility and unrestricted availability was $3.3 million.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 1999 for the balance of fiscal 1999 and subsequent years is set forth in the following table:

                       Debt Maturity Schedule
                           (In thousands)
-------------------------------------------------------------------
Fiscal             Mortgage   Notes Payable-  Notes Payable-
 Year               Notes        Secured        Unsecured     Total
-------------------------------------------------------------------
1999 (1)           $  4,872    $    ---        $  6,230    $ 11,102
2000                 14,195         ---           8,893      23,088
2001                 16,453         ---           5,951      22,404
2002                 14,117         ---           6,266      20,383
2003                 14,982         ---           9,149      24,131
Thereafter          138,978     200,000           8,954     347,932
-------------------------------------------------------------------
Total              $203,597    $200,000        $ 45,443    $449,040
===================================================================
(1)  April 1, 1999 - September 30, 1999

Of the $203.6 million of mortgage debt outstanding at March 31, 1999, $167.2 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership("Saul Holdings"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 1999, the Real Estate Trust received total cash distributions of $3.0 million from Saul Holdings. Beginning in April 1998, the Real Estate Trust has chosen to reinvest its quarterly distributions and obtain additional partnership units in Saul Holdings.

Development and Capital Expenditures. In September 1997, the Real estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two-year and one-year periods, respectively. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near the Ronald Reagan Washington National Airport and the Real Estate Trust's Howard Johnson Hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $52.2 million. The new loans have a 15-year term, a fixed interest rate of 7.57%, and amortization based on a 25-year schedule.

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

      TownePlace Suites by Marriott containing 91 units located on 2 acre site owned by the Trust in Avenel Business
      Park in Gaithersburg, Maryland. Opening is scheduled for July 1, 1999.

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

      TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in Ft. Lauderdale Commerce Center, Ft. Lauderdale, Florida. Opening is scheduled for September 4, 1999.

The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $6.6 million with bank financing of $6.5 million for a five-year term and a two-year extension option. Leases for approximately 76% of the space have been signed.

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

The Real Estate Trust believes that capital improvement costs for its income-producing properties will be in range of $6.5 to $8.0 million per year for the next several fiscal years.

Year 2000 Statement - Pursuant to The Year 2000 Information and
Readiness Disclosure Act.

The Real Estate Trust has reviewed all its financial and accounting systems, as well as physical systems with embedded microprocessors, for the purpose of assessing the impact of Year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be Year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software has been modified to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. At present, only one area of property management, apartments, has software which requires replacement to meet Year 2000 compliance, and that replacement is scheduled to be completed in May 1999. The Real Estate Trust had no information which would suggest that its financial systems will not continue to function effectively after the turn of the century.

Using the Building Owners and Manager Association's guidelines to identify building systems, including physical systems with embedded microprocessors, and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 2000 compliant. We are presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information which would suggest that any system will not continue to function effectively after the turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication (as defined the The Year 2000 Information and Readiness Disclosure Act) of Year 2000 statements of disclosures made by others.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonable likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no know major direct exposure. The Real State Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenant's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and develop contingency plans as appropriate. The Real Estate estimates that its incremental cost to meet Year 2000 compliance is less than $250,000.

BANKING

Liquidity. The required liquidity level under OTS regulations at March 31, 1999 was 4.0%. The Bank's average liquidity ratio for the quarter ended March 31, 1999 was 8.6%, compared to 14.3% for the quarter ended December 31, 1998.

The Bank did not securitize and sell any loan receivables during the current quarter. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Notes to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $91.9 million and $12.8 million, respectively, at March 31, 1999, and $98.2 million and $12.2 million, respectively, at December 31, 1998, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $8.3 million and $9.6 million at March 31, 1999 and December 31, 1998, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At March 31, 1999, recourse to the Bank under these arrangements was $10.3 million, consisting of restricted cash accounts of $5.4 million and overcollateralization of receivables of $4.9 million.

There were no material commitments for capital expenditures at March 31, 1999. During fiscal 1998, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank intends to develop and occupy an office building to use as its new corporate headquarters. Excavation of this site began during April 1999 with construction set to begin in October 1999.

The Bank's liquidity requirements in fiscal 1999 and for years subsequent to fiscal 1999 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

YEAR 2000 ISSUES

As part of its Year 2000 program, the Bank charged $2.4 million and $2.3 million, respectively to expense during the six months ended March 31, 1999 and the year ended September 30, 1998 and expects that an additional $4.3 million and $1.2 million will be charged to expense during the remainder of fiscal 1999 and fiscal 2000, respectively. The Bank also expects to invest an additional $5.4 million in equipment purchases, which will be amortized to expense over the estimated useful lives of the equipment. The Bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 (the "1999  quarter") COMPARED
    TO THREE MONTHS ENDED MARCH 31, 1998 (the "1998 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $346,000 and an operating loss of $2.6 million in the 1999 quarter compared to a loss before depreciation and amortization of $2.6 million and an operating loss of $5.5 million in the 1998 quarter. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $839,000 (16.6%) in the 1999 quarter over the level achieved in the 1998 quarter. $466,000 (10.3%) of this increase reflected improved results from the ten hotels owned throughout both quarters and $373,000 (6.3%) reflected results from acquisition properties. The increase in total revenue of $2,041,000 (13.0%) exceeded the increase of $1,202,000 (11.3%) in direct operating expenses. For the ten hotels owned throughout both periods, the increase in total revenue was $1,241,000 (8.8%) and the increase in direct operating expenses was $775,000 (8.1%). The revenue increase was attributable to improved market conditions, which permitted the Real Estate Trust to raise average room rates at eight properties and average occupancy levels at six properties.

Income after direct operating expenses from office and industrial properties increased $263,000 (6.9%) in the 1999 quarter compared to such income in the 1998 quarter. This increase reflected higher base rents in the current period. Gross income in the 1999 quarter was $285,000 (5.0%) above its level in the 1998 quarter. Expenses increased by $22,000 (1.2%).

Other income increased $29,000 (3.7%) during the 1999 quarter due to higher percentage income recorded on purchase leaseback investments.

Land parcels and other expense decreased $530,000 (136.2%) during the 1999 quarter due to the collection of a multi-year property tax refund at one land parcel.

Interest expense decreased $975,000 (8.9%) in the 1999 quarter, primarily because of lower bank borrowing expense ($452,000), lower senior secured debt expense ($211,000) and lower mortgage interest ($257,000). The average balance of the Real Estate Trust's outstanding borrowings increased to $440.5 million for the 1999 quarter from $436.1 million for the 1998 quarter. The increase in average borrowings was the result of mortgage loan refinancings and new issue of $200.0 million of senior secured notes due 2008 and the retirement of $175.0 million of senior secured notes due 2002 during the 1998 quarter. The weighted average cost of borrowings was 9.30% in the 1999 quarter compared to 10.31% in the 1998 quarter.

Capitalized interest increased $117,000 (316.2%) during the 1999 quarter due to the higher level of development activity in the current period.

Amortization of debt expense decreased $86,000 (56.6%) in the 1999 quarter, primarily due to the lower costs experienced in the renewal of senior secured debt.

Depreciation increased $75,000 (2.7%) in the 1999 quarter as a result of new assets placed in service and the addition of two new hotels.

Advisory, management and leasing fees paid to related parties increased $156,000 (7.5%) in the 1999 quarter from their expense level in the 1998 quarter. The monthly advisory fee in the 1999 quarter was $337,000 compared to $317,000 in the 1998 quarter, which resulted in an aggregate increase of $58,000. Management fees increased $98,000 (8.6%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $40,000 (17.8%) in the 1999 quarter, principally as a result of lower legal and accounting expense.

Equity on earnings of unconsolidated entities reflected earnings of $1,626,000 in the 1999 quarter, an increase of $269,000 (19.8%) over the amount recorded in the 1998 quarter. The improvement was due in part to increased period-to-period earnings and a charge to earnings in the 1998 quarter which was caused by a change in accounting method.

BANKING

Overview. The Bank recorded operating income of $49.7 million for the 1999 quarter compared to operating income of $12.7 million for the 1998 quarter. The increase in income for the current quarter was primarily the result of a gain of $31.6 million recognized on the sale of one of the Bank's REO properties. Also contributing to the increased income were an increase in single-family loan interest income and decreases in the provision for loan losses and operating expenses which partially offset the loss of revenues attributable to the Bank's credit card portfolio, which was sold on September 30, 1998. Although the credit card program was historically a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy is a gradual process and the Bank's core earnings for the current quarter have been adversely affected because the immediate loss of earnings from the credit card program has not yet been fully offset by corresponding reductions in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $15.3 million (or 29.8%) in the 1999 quarter compared to the 1998 quarter. The Bank would have recorded additional interest income of $0.7 million for the 1999 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.1 million was actually recorded on non-accrual assets and restructured loans during the current quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Three Months Ended March 31,
                                                -----------------------------------------------------------------------------------
                                                                  1999                                          1998
                                                -----------------------------------------  ----------------------------------------
                                                    Average                      Yield/        Average                      Yield/
                                                    Balances       Interest       Rate         Balances        Interest      Rate
                                                --------------- -------------- ----------  --------------- -------------- ---------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                   $    4,540,011  $      94,633      8.34 %  $    2,596,989  $      73,816    11.37 %
    Mortgage-backed securities                       1,698,616         24,791      5.84         1,828,866         25,594     5.60
    Federal funds sold and securities
      purchased under agreements to resell              50,176            601      4.79           210,012          2,923     5.57
    Trading securities                                  62,245          1,033      6.64            32,099            638     7.95
    Investment securities                               44,003            614      5.58            39,007            550     5.64
    Other interest-earning assets                      169,838          2,302      5.42           178,346          2,786     6.25
                                                --------------- --------------             --------------- --------------
      Total                                          6,564,889        123,974      7.55         4,885,319        106,307     8.70
                                                                -------------- ----------                  -------------- ---------

  Noninterest-earning assets:
    Cash                                               244,734                                    208,306
    Real estate held for investment or sale             63,305                                     87,370
    Property and equipment,  net                       289,668                                    283,320
    Goodwill and other intangible assets, net           29,701                                     24,494
    Other assets                                       274,303                                    604,205
                                                ---------------                            ---------------
      Total assets                              $    7,466,600                             $    6,093,014
                                                ===============                            ===============

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                           $    1,120,073          2,947      1.05    $      982,949          5,073     2.06
      Savings deposits                               1,027,580          5,377      2.09         1,015,191          7,785     3.07
      Time deposits                                  1,468,742         17,582      4.79         1,725,884         23,177     5.37
      Money market deposits                          1,090,268          8,985      3.30           983,261          9,476     3.85
                                                ---------------   ------------             ---------------    -----------
      Total deposits                                 4,706,663         34,891      2.97         4,707,285         45,511     3.87
    Borrowings                                       1,623,698         22,706      5.59           525,081          9,669     7.37
                                                --------------- --------------             --------------- --------------
      Total liabilities                              6,330,361         57,597      3.64         5,232,366         55,180     4.22
                                                                -------------- ----------                  -------------- ---------
  Noninterest-bearing items:
    Noninterest-bearing deposits                       490,799                                    251,207
    Other liabilities                                   80,648                                    118,116
    Minority interest                                  144,000                                    144,000
    Stockholders' equity                               420,792                                    347,325
                                                ---------------                            ---------------
      Total liabilities and stockholders'
          equity                                $    7,466,600                             $    6,093,014
                                                ===============                            ===============

Net interest income                                             $      66,377                               $     51,127
                                                                ==============                             ==============
Net interest spread (2)                                                            3.91 %                                    4.48 %
                                                                               ==========                                 =========
Net yield on interest-earning assets (3)                                           4.04 %                                    4.18 %
                                                                               ==========                                 =========
Interest-earning assets to interest-bearing
    liabilities                                                                  103.70 %                                   93.37 %
                                                                               ==========                                 =========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                        Three Months Ended March 31, 1999
                                                   Compared to
                                        Three Months Ended March 31, 1998
                                               Increase (Decrease)
                                              Due to Change in (1)
                                     ----------------------------------------
                                                                      Total
                                        Volume          Rate         Change
                                     -----------    -----------    ----------

Interest income:
  Loans (2)                          $  130,795     $ (109,978)    $  20,817
  Mortgage-backed securities             (5,982)         5,179          (803)
  Federal funds sold and securities
    purchased under agreements to
    resell                               (1,961)          (361)       (2,322)
  Trading securities                      1,052           (657)          395
  Investment securities                     102            (38)           64
  Other interest-earning assets            (128)          (356)         (484)
                                     -----------    -----------    ----------
      Total interest income             123,878       (106,211)       17,667
                                     -----------    -----------    ----------


Interest expense:
  Deposit accounts                           (6)       (10,614)      (10,620)
  Borrowings                             28,446        (15,409)       13,037
                                     -----------    -----------    ----------
      Total interest expense             28,440        (26,023)        2,417
                                     -----------    -----------    ----------



Increase in net interest income      $   95,438     $  (80,188)    $  15,250
                                     ===========    ===========    ==========



(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1999 quarter increased $17.7 million (or 16.6%) from the level in the 1998 quarter as a result of higher average balances of loans receivable, which was offset by lower average yields on loans receivable. Higher average balances of real estate loans, consumer loans and commercial loans more than offset the elimination of $1.0 billion in average credit card loans resulting from the sale of the credit card portfolio.

The Bank's net yield on interest-earning assets decreased slightly to 4.04% in the 1999 quarter from 4.18% in the 1998 quarter. The decrease in the net yield primarily reflected the decline in the yield on loans resulting from the elimination of higher yielding credit card loans. Partially offsetting this decline was an increase in the average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and related operations on September 30, 1998. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 103.70% for the 1999 quarter compared to 93.37% for the 1998 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $20.8 million (or 28.2%) from the 1998 quarter primarily because of higher average balances. The Bank did not securitize and sell any receivables in the three months ended March 31, 1999, which contributed to the higher average balances. Lower average yields earned on the loan portfolio (due to the effect of the sale of the credit card portfolio) partially offset the positive effect of the higher average balances.

Higher average balances of the Bank's single-family residential loans, which increased $2.2 billion (or 213.1%), resulted in a $37.1 million (or 197.4%) increase in interest income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, commercial loans and real estate construction loans increased $416.9 million, $122.5 million and $104.4 million, respectively, and contributed to a $10.3 million, $1.9 million and $1.8 million increase in interest income from such loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances. Average balances of home equity loans increased $76.6 million, which, when coupled with an increase in its average yield, resulted in an $1.5 million (or 58.2%) increase in interest income from such loans.

The average yield on the loan portfolio in the 1999 quarter decreased 303 basis points (from 11.37% to 8.34%) from the average yield in the 1998 quarter. The decline in the net yield for the 1999 quarter resulted from the sale of the credit card portfolio on September 30, 1998.

Interest income on mortgage-backed securities decreased $0.8 million (or 3.1%) primarily because of lower average balances. The effect of the lower average balances of $130.2 million was partially offset by an increase in the average interest rates on these securities from 5.60% to 5.84%.

Interest expense on deposits decreased $10.6 million (or 23.3%) during the 1999 quarter due to decreased average rates. The 90 basis point reduction in the average rate on deposits (from 3.87% to 2.97%) resulted from a shift in the deposit mix from certificates of deposits to lower yielding demand deposits coupled with market conditions during fiscal year 1998, which led to the Bank's reducing the rates it pays on deposits.

The decrease in interest expense on deposits was more than offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan Bank advances ($698.6 million) and repurchase agreement transactions ($367.1 million) primarily resulted in a $13.0 million (or 134.8%) increase in interest expense on borrowings. This amount was partially offset by a 178 basis point reduction in the average rate on borrowings (to 5.59% from 7.37%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $6.6 million in the 1999 quarter from $16.6 million in the 1998 quarter. The $10.0 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio on September 30, 1998. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income decreased to $67.9 million in the 1999 quarter from $96.3 million in the 1998 quarter. The $28.4 million (or 29.4%) decrease was primarily attributable to a decrease in servicing and securitization income. Also contributing to the decrease in other income was the elimination of credit card fees. Partially offsetting these decreases were increases in deposit servicing fees and gain on real estate held for investment or sale.

Servicing and securitization income decreased $58.5 million (or 89.2%) during the 1999 quarter primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The Bank did not securitize and sell any loan receivables during the 1999 quarter. During the 1998 quarter, the Bank securitized and sold $123.5 million, $151.0 million and $19.7 million of credit card, automobile and home equity loan receivables, respectively, and recognized gains of $1.8 million, $8.6 million and $1.0 million, respectively, on these transactions. In addition, credit card loan servicing fees totaling $31.1 million for the 1998 quarter were eliminated as a result of the September 30, 1998 sale of the credit card portfolio.

The $32.6 million increase in gain (loss) on real estate held for investment or sale was primarily attributable to the $31.6 million gain on sale of one of the communities located in Loudoun County, Virginia and, to a lesser extent, a decrease of $0.8 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $3.8 million (or 31.9%) during the 1999 quarter primarily due to increased fees recognized for servicing deposit accounts and fees generated through the Bank's ATM network.

Operating Expenses. Operating expenses for the 1999 quarter decreased $40.1 million (or 33.9%) from the level in the 1998 quarter. The sale of the Bank's credit card operations was primarily responsible for decreases in marketing expenses ($17.5 million), loan expenses ($6.3 million) and data processing expenses ($6.9 million) during the 1999 quarter. Salaries and employee benefits decreased $5.5 million (or 11.5%) also as a result of the sale. Additions of staff to the Bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits.

SIX MONTHS ENDED MARCH 31, 1999 (the "1999 period") COMPARED TO
    SIX MONTHS ENDED MARCH 31, 1998 (the "1998 period")

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $212,000 and an operating loss of $6.2 million in the 1999 period compared to a loss before depreciation and amortization of $7.2 million and an operating loss of $13.0 million in the 1998 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotels increased $2,319,000 (23.1%) in the 1999 period over the level achieved in the 1998 period. $1,074,000 (11.3%) of this increase reflected improved results from ten hotels owned throughout both periods and $1,245,000 reflected results from two acquisition properties. The increase in total revenue of $4,897,000 (15.9%) exceeded the increase of $2,578,000 (12.4%) in direct operating expenses. For the ten hotels owned throught both periods, the increase in total revenue was $1,913,000 (6.6%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates and occupancy levels.

Income after direct operating expenses from office and industrial properties increased $727,000 (9.8%) in the 1999 period compared to such income in the 1998 period. The increase was caused by higher gross income of $708,000 (6.3%) due to an increase in the amount of rent received. Expenses for the current period were $19,000 (0.5%) below last year, largely due to a refund of real estate taxes at one property.

Other income decreased $309,000 (17.0%) during the 1999 period due to a lower level of interest earnings.

Land parcels and other expense decreased $541,000 (68.7%) during the 1999 period, largely due to the collection of a multi-year property refund at one land parcel, and the elimination of carrying costs of a property on which the Real Estate Trust had terminated its ground lease.

Interest expense decreases $895,000 (4.3%) in the 1999 period, primarily because of decreases in bank borrowing expense ($419,000), interest costs on senior secured debt ($414,000), and lower mortgage interest ($70,000). Average balances of the Real Estate Trust's outstanding borrowings increased to $444.0 million for the 1999 period from $421.1 million for the 1998 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and new issue of $200.0 million of senior secured notes due 2008 and the retirement of $175.0 million of senior secured notes due 2002 during the 1998 period. The weighted average cost of borrowings was 9.29% in the 1999 period compared to 10.24% in the 1998 period.

Capitalized interest increased $306,000 (443.5%) during the 1999 period due to the higher level of development activity in the current period.

Amortization of debt expense decreased $128,000 (43.8%) in the 1999 period, primarily due to the lower costs experienced in the renewal of senior secured debt.

Depreciation increased $292,000 (5.3%) in the 1999 period as a result of new assets placed in service and the additions of two new hotels.

Advisory, management and leasing fees paid to related parties increased $373,000 (9.0%) in the 1999 period from their expense level in the 1998 period. The monthly advisory fee in the 1999 period was $337,000 compared to $317,000 in the prior period, which resulted in an aggregate increase of $117,000. Management and leasing fees increased $256,000 (11.5%) in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense decreased $119,000 (19.6%) in the 1999 period, principally as a result of lower legal and accounting expense.

Equity in earnings of unconsolidated entities reflected earnings of $2,773,000 for the 1999 period and earnings of $18,000 for the 1998 period. The lower earnings in the 1998 period were attributable to nonrecurring charges for losses on sales of interest rate protection agreements and losses on early extinguishment of debt.


BANKING

Overview. The Bank recorded operating income of $57.0 million for the 1999 period compared to operating income of $42.1 million for the 1998 period. The increase in income for the 1999 period was primarily the result of a gain of $31.6 million recognized on the sale of one of the Bank's REO properties which was partially offset by the effects of the sale of the Bank's credit card portfolio on September 30, 1998. Although the credit card program was historically a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy is a gradual process and the Bank's core earnings for the current period have been adversely affected because the immediate loss of earnings from the credit card program has not yet been fully offset by corresponding reductions in operating expenses. Decreases in credit card interest income ($70.8 million), credit card fees ($23.1 million) and servicing and securitization income ($151.6 million) during the 1999 period were partially offset by increases in single-family loan interest income ($62.4 million) and gain on real estate held for investment or sale ($37.5 million) and decreases in the provision for loan losses ($41.3 million) and operating expenses ($76.2 million).

Net Interest Income. Net interest income, before the provision for loan losses, increased $24.5 million (or 24.4%) in the 1999 period. The Bank would have recorded additional interest income of $1.4 million for the 1999 period if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.1 million was actually recorded on non-accrual assets and restructured loans during the 1999 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                                 Six Months Ended March 31,
                                              --------------------------------------------------------------------------------------
                                                                1999                                         1998
                                              -----------------------------------------   ------------------------------------------
                                                  Average                      Yield/          Average                      Yield/
                                                  Balances       Interest       Rate           Balances       Interest       Rate
                                              --------------- -------------- ----------   ---------------- -------------- ----------
Assets:
  Interest-earning assets:
    Loans receivable, net (1)                 $    4,008,650  $     170,576      8.51 %   $     2,585,733  $     148,311     11.47 %
    Mortgage-backed securities                     1,812,352         53,679      5.92           1,860,605         52,201      5.61
    Federal funds sold and securities
      purchased under agreements to resell            71,697          1,782      4.97             211,968          5,950      5.61
    Trading securities                                46,226          1,602      6.93              29,848          1,110      7.44
    Investment securities                             44,001          1,229      5.59              33,406            952      5.70
    Other interest-earning assets                    212,114          5,808      5.48             173,470          5,391      6.22
                                              --------------- --------------              ---------------- --------------
      Total                                        6,195,040        234,676      7.58           4,895,030        213,915      8.74
                                                              -------------- ----------                    -------------- ----------

  Noninterest-earning assets:
    Cash                                             237,986                                      207,290
    Real estate held for investment or sale           65,087                                       90,693
    Property and equipment,  net                     286,660                                      279,114
    Goodwill and other intangible assets, net         30,089                                       19,178
    Other assets                                     247,794                                      543,113
                                              ---------------                             ----------------
      Total assets                            $    7,062,656                              $     6,034,418
                                              ===============                             ================

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposit accounts:
      Demand deposits                         $    1,089,050          6,144      1.13     $       956,239         10,901      2.28
      Savings deposits                             1,022,143         11,097      2.17           1,003,942         16,315      3.25
      Time deposits                                1,490,806         36,980      4.96           1,758,738         47,952      5.45
      Money market deposits                        1,062,361         17,898      3.37             977,130         19,122      3.91
                                              ---------------   ------------              ----------------   ------------
      Total deposits                               4,664,360         72,119      3.09           4,696,049         94,290      4.02
    Borrowings                                     1,286,277         37,580      5.84             516,406         19,182      7.43
                                              --------------- --------------              ---------------- --------------
      Total liabilities                            5,950,637        109,699      3.69           5,212,455        113,472      4.35
                                                              -------------- ----------                    -------------- ----------
  Noninterest-bearing items:
    Noninterest-bearing deposits                     463,233                                      241,395
    Other liabilities                                 75,737                                       99,168
    Minority interest                                144,000                                      144,000
    Stockholders' equity                             429,049                                      337,400
                                              ---------------                             ----------------
      Total liabilities and stockholders'
          equity                              $    7,062,656                              $     6,034,418
                                              ===============                             ================

Net interest income                                           $     124,977                                $     100,443
                                                              ==============                               ==============
Net interest spread (2)                                                          3.89 %                                       4.39 %
                                                                             ==========                                   ==========
Net yield on interest-earning assets (3)                                         4.04 %                                       4.11 %
                                                                             ==========                                   ==========
Interest-earning assets to interest-bearing
    liabilities                                                                104.11 %                                      93.91 %
                                                                             ==========                                   ==========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                         Six Months Ended March 31, 1999
                                                   Compared to
                                         Six Months Ended March 31, 1998
                                               Increase (Decrease)
                                              Due to Change in (1)
                                     ----------------------------------------
                                                                     Total
                                        Volume         Rate          Change
                                     -----------    ----------    -----------

Interest income:
  Loans (2)                          $  119,107     $ (96,842)    $   22,265
  Mortgage-backed securities             (3,213)        4,691          1,478
  Federal funds sold and securities
    purchased under agreements to
    resell                               (3,555)         (613)        (4,168)
  Trading securities                        708          (216)           492
  Investment securities                     330           (53)           277
  Other interest-earning assets           1,945        (1,528)           417
                                     -----------    ----------    -----------
      Total interest income             115,322       (94,561)        20,761
                                     -----------    ----------    -----------


Interest expense:
  Deposit accounts                         (628)      (21,543)       (22,171)
  Borrowings                             30,449       (12,051)        18,398
                                     -----------    ----------    -----------
      Total interest expense             29,821       (33,594)        (3,773)
                                     -----------    ----------    -----------



Increase in net interest income      $   85,501     $ (60,967)    $   24,534
                                     ===========    ==========    ===========





-----------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)  Includes loans held for sale and/or securitization.

Interest income in the 1999 period increased $20.8 million (or 9.7%) from the level in the 1998 period as a result of higher average balances of loans receivable, which was offset by lower average yields on loans receivable. Higher average balances of real estate loans, consumer loans and commercial loans more than offset the elimination of $1.1 billion in average credit card loans.

The Bank's net yield on interest-earning assets decreased slightly to 4.04% in the 1999 period from 4.11% in the 1998 period. The decrease in the net yield primarily reflected the decline in the yield on loans resulting from the elimination of higher yielding credit card loans. Partially offsetting this decline was an increase in the average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and related operations on September 30, 1998. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 104.1% for the 1999 period compared to 93.9% for the 1998 period.

Interest income on loans, the largest category of interest-earning assets, increased by $22.3 million (or 15.0%) from the 1998 period primarily because of higher average balances. The Bank did not securitize and sell any receivables in the 1999 period, which contributed to the higher average balances. Lower average yields earned on the loan portfolio (due to the effect of the sale of the credit card portfolio) partially offset the positive effect of the higher average balances.

Higher average balances of the Bank's single-family residential loans, which increased $1.8 billion (or 185.9%), resulted in a $62.4 million (or 169.9%) increase in interest income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, home equity loans, commercial loans and real estate construction loans increased $292.0 million, $87.4 million, $97.6 million and $80.8 million, respectively, and contributed to a $19.0 million, $2.9 million, $3.3 million and $3.0 million increase in interest income from such loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 1999 period decreased 296 basis points (to 8.51% from 11.47%) from the average yield in the 1998 period. The decline in the net yield for the current period resulted from the sale of the credit card portfolio on September 30, 1998. During the 1998 period, average credit card loans totaled $1.1 billion with an average yield of 13.46%.

Interest income on mortgage-backed securities increased $1.5 million (or 2.8%) primarily because of higher average yields. The effect of the $48.3 million decrease in average balances was more than offset by an increase in the average interest rates on these securities from 5.61% to 5.92%.

Interest expense on deposits decreased $22.2 million (or 23.5%) during the current period due to decreased average rates and balances. The 93 basis point reduction in the average rate on deposits (from 4.02% to 3.09%) resulted from a shift in the deposit mix from certificates of deposits to lower yielding demand deposits coupled with market conditions during fiscal year 1998, which led to the Bank's reducing the rates it pays on deposits.

The decrease in interest expense on deposits was partially offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan Bank advances ($449.5 million) and repurchase agreement transactions ($282.2 million) primarily resulted in a $18.4 million (or 95.9%) increase in interest expense on borrowings. This amount was partially offset by a 159 basis point reduction in the average rate on borrowings (to 5.84% from 7.43%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $10.4 million in the 1999 period from $51.7 million in the 1998 period. The $41.3 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio on September 30, 1998. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income decreased to $97.2 million in the 1999 period from $224.4 million in the 1998 period. The $127.2 million (or 56.7%) decrease was primarily attributable to a decrease in servicing and securitization income. Also contributing to the decrease in other income was the elimination of credit card fees. Partially offsetting these decreases were increases in deposit servicing fees and gain on real estate held for investment or sale.

Servicing and securitization income decreased $151.6 million (or 91.8%) during the 1999 period primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The Bank did not securitize and sell any loan receivables during the 1999 period. During the 1998 period, the Bank securitized and sold $458.5 million, $381.1 million and $181.4 million of credit card, automobile and home equity loan receivables, respectively, and recognized gains of $6.3 million, $17.6 million and $5.1 million, respectively, on these transactions. In addition, credit card loan servicing fees amounting to $91.0 million and unrealized gains on credit card interest-only strips receivable of $11.5 million for the 1998 period were eliminated as a result of the September 30, 1998 sale of the Bank's credit card portfolio.

The $37.5 million increase in gain (loss) on real estate held for investment or sale was primarily attributable to the $31.6 million gain on sale of one of the communities located in Loudoun County, Virginia and, to a lesser extent, a decrease of $6.1 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $8.0 million (or 33.5%) during the 1999 period primarily due to increased fees recognized for servicing deposit accounts and fees generated through the Bank's ATM network.

Operating Expenses. Operating expenses for the 1999 period decreased $76.3 million (or 33.0%) from the level in the 1998 period. The sale of the Bank's credit card operations was primarily responsible for decreases in marketing expenses ($34.9 million), loan expenses ($12.7 million) and data processing expenses ($13.1 million) in the 1999 period. Salaries and employee benefits decreased $9.6 million (or 10.3%) also as a result of the sale. Additions of staff to the Bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits.

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

        (l) Registration Rights Agreement dated as of March 25, 1998 among the Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. as filed as Exhibit 4(c) to Registration Statement No. 333-49937 is hereby incorporated by reference.

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



Date: May 17, 1999              Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: May 17, 1999              Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer