Form 10-Q
period 1999-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1999-08-16
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 12, 1999, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         (a)    Consolidated Balance Sheets at June 30, 1999 and
                     September 30, 1998

         (b)    Consolidated Statements of Operations for the three-month and nine-month periods ended June 30, 1999 and 1998

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Deficit for the three-month and nine-month periods ended June 30, 1999 and 1998

         (d)    Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1999 and 1998

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended June 30, 1999 compared to three months
                          ended June 30, 1998

                     Nine months ended June 30, 1999 compared to nine months
                          ended June 30, 1998


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================
                                                                                             June 30     September 30
(In thousands)                                                                                1999           1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                   $  172,849     $  165,805
    Office and industrial                                                                      111,022        110,257
    Other                                                                                        3,908          3,889
                                                                                           ------------  -------------
                                                                                               287,779        279,951
    Accumulated depreciation                                                                  (104,973)       (96,072)
                                                                                           ------------  -------------
                                                                                               182,806        183,879
Land parcels                                                                                    40,633         40,110
Construction in progress                                                                        35,047          8,694
Cash and cash equivalents                                                                        7,591         13,950
Other assets                                                                                    74,490         76,799
                                                                                           ------------  -------------
                    Total real estate assets                                                   340,567        323,432
----------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                        250,444        836,456
Federal funds sold and securities purchased under agreements to resell                          13,000        380,000
Loans held for sale                                                                            134,494         56,287
Loans held for securitization and sale                                                              --        125,000
Trading securities                                                                               6,927         11,319
Investment securities (market value $44,481 and $44,528, respectively)                          44,396         43,999
Mortgage-backed securities (market value $1,415,508 and $2,014,819, respectively)            1,438,104      2,025,817
Loans receivable (net of allowance for losses of $58,467 and $60,157, respectively)          5,517,972      2,533,957
Federal Home Loan Bank stock                                                                    67,487         49,036
Real estate held for investment or sale (net of allowance for losses of $86,236
  and $153,766, respectively)                                                                   56,429         69,025
Property and equipment, net                                                                    299,535        285,916
Goodwill and other intangible assets, net                                                       28,474         30,879
Interest only strips, net                                                                        9,146         13,508
Other assets                                                                                   297,633        259,950
                                                                                           ------------  -------------
                    Total banking assets                                                     8,164,041      6,721,149
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 8,504,608    $ 7,044,581
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                      $  209,563     $  198,874
Notes payable - secured                                                                        200,000        200,000
Notes payable - unsecured                                                                       45,553         50,335
Deferred gains - real estate                                                                   112,883        112,883
Accrued dividends payable - preferred shares of beneficial interest                             34,112         34,049
Other liabilities and accrued expenses                                                          35,107         39,895
                                                                                           ------------  -------------
                    Total real estate liabilities                                              637,218        636,036
----------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                             5,341,366      4,888,230
Borrowings                                                                                     481,514        492,184
Federal Home Loan Bank advances                                                              1,349,692        352,027
Other liabilities                                                                              159,575        159,195
Capital notes -- subordinated                                                                  250,000        250,000
                                                                                           ------------  -------------
                    Total banking liabilities                                                7,582,147      6,141,636
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                            72,717         72,242
Minority interest -- other                                                                     218,306        218,306
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            8,510,388      7,068,220
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million             516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                      6,642          6,642
Paid-in surplus                                                                                 92,943         92,943
Deficit                                                                                        (64,046)       (81,936)
Net unrealized holding gains                                                                        13             44
                                                                                           ------------  -------------
                                                                                                36,068         18,209
Less cost of 1,814,688 common shares of beneficial interest in treasury                        (41,848)       (41,848)
                                                                                           ------------  -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                     (5,780)       (23,639)
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                $ 8,504,608    $ 7,044,581
----------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================
                                                                For the Three Months          For the Nine Months
                                                                   Ended June 30                 Ended June 30
                                                            -----------------------------  ---------------------------
(In thousands, except per share amounts)                         1999           1998          1999           1998
----------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income:
Hotels                                                        $     22,585    $   21,462    $   58,360     $   52,340
Office and industrial properties                                     6,134         5,727        18,064         16,949
Other                                                                  673         1,644         2,180          3,460
                                                            ---------------  ------------  ------------  -------------
Total income                                                        29,392        28,833        78,604         72,749
----------------------------------------------------------------------------------------------------------------------
Expenses:
Direct operating expenses:
    Hotels                                                          13,078        12,276        36,497         33,117
    Office and industrial properties                                 1,951         1,684         5,743          5,495
    Land parcels and other                                             358           433           605          1,221
Interest expense                                                     9,830        11,496        29,951         32,512
Captalized interest                                                   (305)          (56)         (680)          (125)
Amortization of debt expense                                            58           157           222            449
Depreciation                                                         3,120         2,931         8,901          8,420
Advisory, management and leasing fees - related parties              2,501         2,364         7,006          6,496
General and administrative                                             256           215           743            821
                                                            ---------------  ------------  ------------  -------------
Total expenses                                                      30,847        31,500        88,988         88,406
----------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                        1,636         1,021         4,409          1,039
Loss on sale of property                                                --          (329)           (1)          (329)
----------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                            $       181    $   (1,975)   $   (5,976)    $  (14,947)
----------------------------------------------------------------------------------------------------------------------
BANKING
Interest income:
Loans                                                         $    107,298    $   75,219    $  277,874     $  223,530
Mortgage-backed securities                                          22,494        29,690        76,173         81,891
Trading securities                                                   1,106           466         2,708          1,576
Investment securities                                                  618           570         1,847          1,522
Other                                                                3,021         4,125        10,611         15,466
                                                            ---------------  ------------  ------------  -------------
Total interest income                                              134,537       110,070       369,213        323,985
----------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposit accounts                                                    35,148        43,626       107,267        137,916
Borrowings                                                          27,412        17,980        64,992         37,162
                                                            ---------------  ------------  ------------  -------------
Total interest expense                                              62,560        61,606       172,259        175,078
                                                            ---------------  ------------  ------------  -------------
Net interest income                                                 71,977        48,464       196,954        148,907
Provision for loan losses                                           (5,727)      (28,298)      (16,116)       (79,972)
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 66,250        20,166       180,838         68,935
----------------------------------------------------------------------------------------------------------------------
Other income:
Servicing and securitization income                                  9,898        52,826        23,480        218,022
Credit card fees                                                        --        14,511            --         37,641
Deposit servicing fees                                              18,139        13,523        49,849         37,272
Gain on sales of trading securities, net                             1,928          (181)        5,256            811
Gain (loss) on real estate held for investment or sale, net            891        (2,292)       33,264         (7,398)
Gain on sales of loans, net                                            140           520         4,135          1,822
Other                                                                5,616         8,348        17,793         23,528
                                                            ---------------  ------------  ------------  -------------
Total other income                                                  36,612        87,255       133,777        311,698
----------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================
                                                                For the Three Months          For the Nine Months
                                                                   Ended June 30                 Ended June 30
                                                            -----------------------------  ---------------------------
(In thousands, except per share amounts)                         1999           1998          1999           1998
----------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses:
Salaries and employee benefits                                $     44,835    $   50,385    $  128,053     $  143,157
Loan                                                                 3,053         9,632         9,405         28,694
Property and equipment                                               6,405         7,243        19,037         20,933
Marketing                                                            3,576        23,294         9,447         64,032
Data processing                                                      4,568        11,526        12,945         33,006
Depreciation and amortization                                        8,519         8,663        24,826         24,882
Deposit insurance premiums                                           1,131         1,140         3,297          3,731
Amortization of goodwill and other intangible assets                   745           947         2,365          2,648
Other                                                               10,057        12,215        28,279         35,267
                                                            ---------------  ------------  ------------  -------------
Total operating expenses                                            82,889       125,045       237,654        356,350
----------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME (LOSS)                               $     19,973    $  (17,624)   $   76,961     $   24,283
----------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income (loss)                                       $     20,154    $  (19,599)   $   70,985     $    9,336
Income tax provision                                                 7,611       (10,071)       23,563         (3,807)
                                                            ---------------  ------------  ------------  -------------
Income (loss) before extraordinary item and minority interest       12,543        (9,528)       47,422         13,143
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                  --            --            --         (9,601)
                                                            ---------------  ------------  ------------  -------------
Income (loss) before minority interest                              12,543        (9,528)       47,422          3,542
Minority interest held by affiliates                                (1,291)        2,558        (6,485)        (1,153)
Minority interest -- other                                          (6,329)       (6,329)      (18,985)       (18,985)
----------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                               $      4,923    $  (13,299)   $   21,952     $  (16,596)
----------------------------------------------------------------------------------------------------------------------






NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                              $      3,569    $  (14,653)   $   17,890     $  (20,658)

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) before extraordinary item and minority interest $       2.31    $    (2.26)    $    8.98      $    1.88
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                  --            --            --          (1.99)
                                                            ---------------  ------------  ------------  -------------
Income (loss) before minority interest                                2.31         (2.26)         8.98          (0.11)
Minority interest held by affiliates                                 (0.26)         0.53         (1.34)         (0.24)
Minority interest -- other                                           (1.31)        (1.31)        (3.93)         (3.93)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                            $       0.74    $    (3.04)    $    3.71     $    (4.28)
----------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================

                                                                For the Three Months          For the Nine Months
                                                                   Ended June 30                 Ended June 30
                                                            -----------------------------  ---------------------------
(Dollars in thousands, except per share amounts)                 1999           1998          1999           1998
----------------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

Net income (loss)                                             $      4,923    $  (13,299)   $   21,952     $  (16,596)
Other comprehensive income:
    Net unrealized holding gains (losses)                               (3)          116           (31)           536
----------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME (LOSS)                             $      4,920    $  (13,183)   $   21,921     $  (16,060)
----------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                   $       516     $     516     $     516      $     516
                                                            ---------------  ------------  ------------  -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                       6,642         6,642         6,642          6,642
                                                            ---------------  ------------  ------------  -------------

PAID-IN SURPLUS
Beginning and end of period                                         92,943        92,943        92,943         92,943
                                                            ---------------  ------------  ------------  -------------

DEFICIT
Beginning of period                                                (67,615)     (148,647)      (81,936)      (142,642)
Net income (loss)                                                    4,923       (13,299)       21,952        (16,596)
Dividends:
    Real Estate Trust preferred shares of beneficial
      interest:
        Distributions payable                                       (1,354)       (1,354)       (4,062)        (4,062)
                                                            ---------------  ------------  ------------  -------------
End of period                                                      (64,046)     (163,300)      (64,046)      (163,300)
                                                            ---------------  ------------  ------------  -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                     16            24            44           (396)
Net unrealized holding gains (losses)                                   (3)          116           (31)           536
                                                            ---------------  ------------  ------------  -------------
End of period                                                           13           140            13            140
                                                            ---------------  ------------  ------------  -------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                     (41,848)      (41,848)      (41,848)       (41,848)
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                   $     (5,780)   $ (104,907)   $   (5,780)    $ (104,907)
----------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================
                                                                                              For the Nine Months
                                                                                                 Ended June 30
                                                                                           ---------------------------
(In thousands)                                                                                1999           1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                    $   (3,563)    $  (21,208)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                 8,901          8,420
    Loss on sale of property                                                                         1            329
    Early extiguishment of debt, net of taxes                                                       --          9,601
    Increase in accounts receivable and accrued income                                            (125)        (2,245)
    Increase in deferred tax asset                                                              (2,504)        (3,440)
    Decrease in accounts payable and accrued expenses                                           (3,258)        (3,835)
    Decrease in tax sharing receivable                                                           6,610          4,591
    Amortization of debt expense                                                                   941            449
    Equity in earnings of unconsolidated entities                                               (4,409)        (1,039)
    Decrease in liquidity maintenance escrow                                                       729         12,838
    Other                                                                                       22,060          3,586
                                                                                           ------------  -------------
                                                                                                25,383          8,047
                                                                                           ------------  -------------
Banking
Net income                                                                                      25,938          4,612
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                               1,703          5,733
    Depreciation and amortization                                                               24,826         25,058
    Provision for loan losses                                                                   16,116         79,972
    Capitalized interest on real estate under development                                       (2,508)        (1,463)
    Proceeds from sales of trading securities                                                  709,071        276,464
    Net fundings of loans held for sale and/or securitization                                 (808,908)      (319,239)
    Proceeds from sales of loans held for sale and/or securitization                            34,966      1,612,197
    Gain on sales of real estate held for sale                                                 (31,175)        (2,385)
    Provision for losses on real estate held for investment or sale                                 --          9,564
    Gain on sales of trading securities, net                                                    (5,256)          (811)
    (Increase) decrease in interest-only strips                                                  4,362        (45,560)
    (Increase) decrease in servicing assets                                                     (1,012)         8,495
    (Increase) decrease in goodwill and other intangible assets                                  2,413        (23,476)
    Increase in other assets                                                                   (29,938)      (138,774)
    Decrease in other liabilities                                                              (15,736)       (11,273)
    Minority interest held by affiliates                                                         6,485          1,153
    Minority interest - other                                                                    7,313          7,313
    Decrease in tax sharing payable                                                             (6,610)        (4,591)
    Other                                                                                      (10,814)       (32,689)
                                                                                           ------------  -------------
                                                                                               (78,764)     1,450,300
                                                                                           ------------  -------------
Net cash provided by (used in) operating activities                                            (53,381)     1,458,347
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                              (34,564)       (11,854)
Property acquisitions                                                                               --        (26,309)
Equity investment in unconsolidated entities                                                     1,500            731
Other                                                                                                2              1
                                                                                           ------------  -------------
                                                                                               (33,062)       (37,431)
                                                                                           ------------  -------------
Banking
Net proceeds from maturities of investment securities                                               --          5,000
Net proceeds from redemption of Federal Home Loan Bank stock                                    24,165          2,504
Net proceeds from sales of real estate                                                          32,347         20,364
Net fundings of loans receivable                                                            (1,024,186)    (1,892,915)
Principal collected on mortgage-backed securities                                              584,706        903,268
Purchases of Federal Home Loan Bank stock                                                      (42,615)            --
Purchases of investment securities                                                                (398)       (44,001)
Purchases of loans receivable                                                               (1,814,575)    (1,034,645)
Purchases of property and equipment                                                            (38,738)       (47,843)
Disbursements for real estate held for investment or sale                                       (6,879)       (10,776)
Other                                                                                           (7,010)        (1,349)
                                                                                           ------------  -------------
                                                                                            (2,293,183)    (2,100,393)
                                                                                           ------------  -------------
Net cash used in investing activities                                                       (2,326,245)    (2,137,824)
----------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
======================================================================================================================
                                                                                              For the Nine Months
                                                                                                 Ended June 30
                                                                                           ---------------------------
(In thousands)                                                                                1999           1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                            $   18,227     $   57,860
Principal curtailments and repayments of mortgages                                              (7,538)       (33,155)
Proceeds from issuance of secured notes                                                             --        224,075
Repayments of secured notes                                                                         --       (199,075)
Proceeds from sales of unsecured notes                                                           4,162          8,259
Repayments of unsecured notes                                                                   (8,944)        (5,657)
Costs of obtaining financings                                                                     (587)        (6,901)
Loan prepayment fees                                                                                --        (10,055)
Dividends paid - preferred shares of beneficial interest                                        (4,000)        (5,600)
                                                                                           ------------  -------------
                                                                                                 1,320         29,751
                                                                                           ------------  -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                        31,962,603     18,468,003
Customer withdrawals of deposits and payments for maturing certificates of deposit         (31,509,467)   (18,445,615)
Net increase in securities sold under repurchase agreements                                      3,200        335,165
Advances from the Federal Home Loan Bank                                                     2,256,590        666,295
Repayments of advances from the Federal Home Loan Bank                                      (1,258,925)      (509,823)
Proceeds from other borrowings                                                              19,602,641     11,147,745
Repayments of other borrowings                                                             (19,616,510)   (11,118,690)
Cash dividends paid on preferred stock                                                          (7,313)        (7,313)
Cash dividends paid on common stock                                                            (30,000)        (6,500)
Other                                                                                           16,116            484
                                                                                           ------------  -------------
                                                                                             1,418,935        529,751
                                                                                           ------------  -------------
Net cash provided by financing activities                                                    1,420,255        559,502
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                     (959,371)      (119,975)
Cash and cash equivalents at beginning of period                                             1,230,406        670,139
                                                                                           ------------  -------------
Cash and cash equivalents at end of period                                                  $  271,035     $  550,164
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest (net of amount capitalized)                                                $  205,801     $  221,380
        Income taxes paid (refunded)                                                            94,595          6,232
        Shares of Saul Centers, Inc. common stock                                                2,511          4,010
        Limited partnership units of Saul Holdings Limited Partnership                           4,530          1,405
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                   2,511          2,218
        Distributions from Saul Holdings Limited Partnership                                     4,530          4,131

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                       4,928          3,916
    Loans held for sale exchanged for trading securities                                       702,006        282,625
    Loans held for sale and/or securitization transferred to trading securities                     --          9,203
    Loans receivable transferred to (from) loans held for sale and/or securitization          (125,000)     1,526,831
    Loans made in connection with the sale of real estate                                       30,109          5,226
    Loans receivable transferred to real estate acquired in settlement of loans                  1,381          3,792
    Loans receivable exchanged for mortgage-backed securities held to maturity                   1,792      1,223,598

----------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                      June 30,  September 30,
                                        1999        1998
                                     ----------  ----------
(In thousands)

Single-family residential            $ 130,591   $  49,502
Home improvement and related loans       3,903       6,785
                                     ----------  ----------
                                     $ 134,494   $  56,287
                                     ==========  ==========

LOANS HELD FOR SECURITIZATION AND SALE:

At September 30, 1998, loans held for securitization and sale totaled $125 million and was composed of automobile loans. At June 30, 1999, there were no loans held for securitization and sale.

LOANS RECEIVABLE:

                                          June 30,      September 30,
                                            1999            1998
                                       ------------     ------------
(In thousands)

Single-family residential               $3,537,953       $1,772,784
Home equity                                228,393          135,122
Real estate construction and ground        355,255          209,247
Commercial real estate and multifamily      82,090           75,877
Commercial                                 498,518          279,416
Automobile                               1,032,064          232,826
Home improvement and related loans          96,626           60,570
Overdraft lines of credit and
   other consumer                           30,898           33,484
                                       ------------     ------------
                                         5,861,797        2,799,326
Less:
  Undisbursed portion of loans             305,282          207,921
  Net deferred loan origination
    costs                                  (19,924)          (2,709)
  Allowance for loan losses                 58,467           60,157
                                       ------------     ------------
                                           343,825          265,369
                                       ------------     ------------
   Total                                $5,517,972       $2,533,957
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

Real estate held for investment or sale is composed of the following:

                                          June 30,      September 30,
(In thousands)                              1999            1998
                                       ------------     ------------
Real estate held for investment        $     3,819      $    3,819
Real estate held for sale                  138,846         218,972
                                       ------------     ------------
   Subtotal                                142,665         222,791
                                       ------------     ------------
Less:
 Allowance for losses on real estate
  held for investment                          202             202
 Allowance for losses on real estate
  held for sale                             86,034         153,564
                                       ------------     ------------
   Subtotal                                 86,236         153,766
                                       ------------     ------------
   Total real estate held for
      investment or sale               $    56,429      $   69,025
                                       ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At June 30 1999, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded net income of $22.0 million for the nine-month period ended June 30, 1999 compared to a net loss of $16.6 million for the nine-month period ended June 30, 1998.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June 30, 1999, which consisted primarily of hotels, office and industrial projects and land parcels, was unchanged from the number at September 30, 1998.

The ten hotel properties owned by the Real Estate Trust throughout the first nine months of fiscal 1999 and 1998 experienced average occupancy rates of 68.1% and 68.6% and average room rates of $84.21 and $78.63, respectively. Seven of these hotels registered improved occupancies and eight registered higher average room rates in the current period. In December 1997, the Real Estate Trust purchased a 308-room Holiday Inn hotel located in Arlington, Virginia, near the Reagan National Airport and the Real Estate Trust's Howard Johnson hotel. In August 1998, the Real Estate Trust opened its newly-constructed 95-room Marriott TownePlace Suites hotel located near Washington Dulles International Airport. The hotel portfolio, which includes the two new properties, experienced an average occupancy rate of 67.5% and an average room rate of $86.06 during the nine-month period ended June 30, 1999.

The Real Estate Trust's office and industrial portfolio was 97% leased at June 30, 1999, compared to leasing rates of 100% and 98% at September 30, 1998 and at June 30, 1998, respectively. At June 30, 1999, the office and industrial portfolio had a total gross leasable area of 1.3 million square feet, of which 115,000(9.1%)and 187,000(14.7%), are subject to leases whose terms expire in the balance of fiscal 1999 and in fiscal 2000, respectively.

BANKING

General. The Bank continued its pattern of growth during the current quarter with total assets increasing to $8.2 billion, an increase of $394 million from the quarter ended March 31, 1999. Total loans increased $687 million during the quarter, funded primarily through an increase in Federal Home Loan Bank advances and increased deposits. The Bank recorded operating income of $20.0 million during the quarter ended June 30, 1999, compared to an operating loss of $17.6 million in the prior corresponding quarter. Contributing to the increased income for the current quarter were an increase in single-family loan interest income and decreases in the provision for loan losses and operating expenses which partially offset the loss of revenues attributable to the Bank's credit card portfolio which was sold on September 30, 1998.

Servicing and securitization income decreased $42.9 million (or 81.3%) during the current quarter primarily as a result of decreased securitization activity and decreased credit card servicing fees due to the prior sale of the credit card portfolio. The Bank did not securitize and sell any loan receivables during the quarter ended June 30, 1999. During the quarter ended June 30, 1998, the Bank securitized and sold $542.0 million, $153.6 million and $163.3 million of credit card, automobile and mortgage loan receivables (consisting of fixed- and variable-rate home equity receivables and home loan receivables), respectively. Gains of $8.9 million, $5.5 million and $8.8 million, respectively, were recognized on these transactions. No credit card loan servicing fees were recognized in the current quarter as a result of the September 30, 1998 sale of the credit card portfolio as compared to $11.3 million in the quarter ended June 30, 1998.

At June 30, 1999, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.60%, 6.60%, 9.03% and 14.19%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter ended June 30, 1999, the Bank declared and paid out of the retained earnings of the Bank, a cash dividend on its Common Stock in the amount of $400 per share. Effective May 18, 1999, the Bank's board of directors rescinded its March 1996 resolution which, among other things, limited the amount of dividends payable by the Bank to 50% of net income, reflecting the improvement in the Bank's overall condition since adoption of the March 1996 resolution. The Bank's ability to pay dividends remains subject to other regulatory and contractual limitations.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                    June 30,               March 31,          September 30,
                                                                      1999                   1999                 1998
                                                              ---------------------    ------------------   ------------------
Non-performing assets:
 Non-accrual loans:
  Residential                                                 $              5,698     $           6,145    $           8,106
  Commercial                                                                    24                    --                   --
  Consumer                                                                   5,600                 5,327                4,501
                                                              ---------------------    ------------------   ------------------
   Total non-accrual loans (1)                                              11,322                11,472               12,607
                                                              ---------------------    ------------------   ------------------

 Real estate owned                                                         138,847               140,977              218,972
 Allowance for losses on real estate owned                                 (86,034)              (86,804)            (153,564)
                                                              ---------------------    ------------------   ------------------
  Real estate owned, net                                                    52,813                54,173               65,408
                                                              ---------------------    ------------------   ------------------

Total non-performing assets                                   $             64,135     $          65,645    $          78,015
                                                              =====================    ==================   ==================

Troubled debt restructurings                                  $             11,764     $          11,764    $          11,800
                                                              =====================    ==================   ==================

Allowance for losses on loans                                 $             58,467     $          58,414    $          60,157
Allowance for losses on real estate held for investment                        202                   202                  202
Allowance for losses on real estate owned                                   86,034                86,804              153,564
                                                              ---------------------    ------------------   ------------------

 Total allowances for losses                                  $            144,703     $         145,420    $         213,923
                                                              =====================    ==================   ==================




Ratios:

 Non-performing assets, net to total assets (2)                              0.07%                 0.09%                0.26%

 Allowance for losses on real estate loans to non-accrual
   real estate loans (1)                                                   289.68%               267.75%              204.18%

 Allowance for losses on consumer loans to
   non-accrual consumer loans (1)                                          579.93%               609.65%              758.08%

 Allowance for losses on loans to non-accrual loans (1)                    516.40%               509.19%              477.17%

 Allowance for losses on loans to total loans receivable (3)                 1.02%                 1.16%                2.17%


(1) Before deduction of allowances for losses.
(2) Non-performing assets, net are presented after all allowances for losses on loans and real estate held for investment or sale.
(3) Includes loans receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $64.1 million, after valuation allowances on REO of $86.0 million, at June 30, 1999, compared to $65.6 million, after valuation allowances on REO of $86.8 million, at March 31, 1999. In addition to the valuation allowances on REO, the Bank maintained $58.5 million of valuation allowances on its loan portfolio at June 30, 1999. The $1.5 million decrease in non-performing assets for the current quarter was attributable to net decreases in REO and non-accrual loans of $1.3 million and $0.2 million, respectively. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $11.3 million at June 30, 1999, as compared to $11.5 million at March 31, 1999. At June 30, 1999, non-accrual loans consisted of $5.7 million of real estate loans and $5.6 million of consumer loans compared to non-accrual real estate loans of $6.2 million and non-accrual consumer loans of $5.3 million at March 31, 1999.

REO. At June 30, 1999, the Bank's REO totaled $52.8 million, after valuation allowances on such assets of $86.0 million as set forth in the following table. The principal component of REO consists of four planned unit developments (the "Communities"), all of which are under active development. Only commercial ground remains in two of the four Communities.

                                                      Balance              Balance
                                                       Before      All      After     Percent
                         Number of   Gross   Charge-  Valuation Valuation Valuation     of
                         Properties Balance    Offs   Allowance Allowance Allowance   Total
                         ---------- -------- -------- --------- --------- --------- ----------
(Dollars in thousands)

Communities                   4     $155,379 $ 32,509  $122,870  $ 77,534  $ 45,336     85.9%

Residential ground            3        5,901      493     5,408     2,700     2,708      5.1%

Commercial ground             3       17,750    7,646    10,104     5,800     4,304      8.1%

Single-family
residential properties        5          530       66       464       --        464      0.9%
                             --     -------- -------- --------- --------- --------- ----------


   Total REO                 14     $179,560 $ 40,714  $138,846  $ 86,034  $ 52,812    100.0%
                             ==     ======== ======== ========= ========= ========= ==========

During the three months ended June 30, 1999, REO decreased $1.3 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended June 30, 1999, the Bank received revenues of $4.4 million from dispositions of 92 residential lots or units in the Communities ($3.7 million), approximately 1.3 acres of commercial land in one of the Communities ($0.5 million) and various single-family residential properties ($0.2 million). At June 30, 1999, the Bank had an executed contract to sell one residential ground property at its approximate book value of $0.9 million.

Delinquent Loans. At June 30, 1999, delinquent loans totaled $41.2 million (or 0.7% of loans) compared to $30.0 million (or 0.6% of loans) at March 31, 1999. The following table sets forth information regarding the Bank's delinquent loans at June 30, 1999.

                                  Principal Balance          Total as a
                        ----------------------------------   Percentage
                        Mortgage  Non-Mortgage                  of
                          Loans      Loans         Total     Loans (1)
                        --------  ------------   ---------   ---------
(Dollars in thousands)
Loans delinquent for:

30-59 days..........    $ 6,396     $27,078       $33,474       0.6%
60-89 days..........        991       6,720         7,711       0.1%
                        --------    --------     ---------     -----
 Total................  $ 7,387     $33,798       $41,185       0.7%
                        ========    ========      ========     =====


(1) Includes loans held for sale, before deduction of allowance for loan losses and deferred loan origination costs.

Mortgage loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent mortgage loans increased from $5.8 million at March 31, 1999 to $7.4 million at June 30, 1999 primarily as a result of growth in the mortgage loan portfolio.

Non-mortgage loans delinquent 30-89 days increased to $33.8 million at June 30, 1999 from $24.2 million at March 31, 1999, primarily as a result of growth in the sub-prime segment of the automobile portfolio.

Troubled Debt Restructurings. At June 30, 1999 and March 31, 1999, loans accounted for as troubled debt restructurings totaled $11.8 million, and included one commercial permanent loan with a principal balance of $11.7 million and one commercial collateralized loan with a principal balance of $0.1 million. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At June 30, 1999 and March 31, 1999, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million. At June 30, 1999, the Bank had an executed contract to sell one of these properties at its approximate book value of $2.1 million.

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

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                                                             Three Months
                                                                      Nine Months Ended                          Ended
                                                                          June 30,                              June 30,
                                                        ----------------------------------------------
                                                                 1999                    1998                     1999
                                                        ---------------------   ----------------------  ----------------------
Balance at beginning of period                          $             60,157    $             105,679   $              58,414
                                                        ---------------------   ----------------------  ----------------------

Provision for loan losses                                             16,116                   79,972                   5,727
                                                        ---------------------   ----------------------  ----------------------

Charge-offs:
  Single-family residential and home equity                             (424)                  (1,318)                   (108)
  Credit card                                                             --                  (81,136)                     --
  Consumer                                                           (18,649)                  (9,961)                 (6,073)
                                                        ---------------------   ----------------------  ----------------------
      Total charge-offs                                              (19,073)                 (92,415)                 (6,181)
                                                        ---------------------   ----------------------  ----------------------

Recoveries:
  Single-family residential                                               37                       25                       4
  Credit card                                                             --                   10,037                      --
  Consumer                                                             1,230                      793                     503
                                                        ---------------------   ----------------------  ----------------------
      Total recoveries                                                 1,267                   10,855                     507
                                                        ---------------------   ----------------------  ----------------------

Charge-offs,  net of recoveries                                      (17,806)                 (81,560)                 (5,674)
                                                        ---------------------   ----------------------  ----------------------

Balance at end of period                                $             58,467    $             104,091   $              58,467
                                                        =====================   ======================  ======================




Provision for loan losses to average loans  (1) (2) (3)                0.48%                    3.84%                   0.44%
Net loan charge-offs to average loans (1) (2) (3)                      0.53%                    3.92%                   0.43%
Ending allowance for losses on loans to total
  loans (2) (3)                                                        1.02%                    3.96%                   1.02%


(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type
(Dollars in thousands)

                                          June 30,                        March 31,                      September 30,
                                            1999                             1999                             1998
                                ------------------------------  -------------------------------  -------------------------------
                                                  Percent of                      Percent of                       Percent of
                                                   Loans to                        Loans to                         Loans to
                                  Amount         Total Loans      Amount          Total Loans      Amount          Total Loans
                                -----------      -------------  ------------     --------------  ------------     --------------
Balance at end of period
    allocated to:


Single-family residential       $    1,751            64.5 %    $     1,769           68.2 %     $     1,822           65.7 %

Home equity                            702             4.0              631            4.2               676            4.9

Commercial real estate
    and multifamily                 10,830             1.3           10,830            1.5            10,828            2.7

Real estate construction
    and ground                       3,222             3.6            3,222            4.0             3,225            3.9

Commercial                           3,623             6.2            3,623            5.0             3,623            6.3

Automobile                          27,400            18.1           27,400           14.7            29,044           12.9

Home improvement and
    related loans                    3,403             1.8            3,403            1.8             3,403            2.4

Overdraft lines of credit
    and other consumer               1,674             0.5            1,674            0.6             1,674            1.2

Unallocated                          5,862              --            5,862             --             5,862             --
                                -----------                     ------------                     ------------

    Total                       $   58,467                      $    58,414                      $    60,157
                                ===========                     ============                     ============

Real Estate Held for Investment or Sale
(Dollars in thousands)



         Activity in Allowance for Losses
                                                                                            Three Months
                                                            Nine Months Ended                   Ended
                                                                June 30,                      June 30,
                                                    ----------------------------------
                                                        1999                1998                1999
                                                    --------------      --------------     ----------------
Balance at beginning of period:
  Real estate held for investment                   $         202       $         198      $           202
  Real estate held for sale                               153,564             140,738               86,804
                                                    --------------      --------------     ----------------
    Total                                                 153,766             140,936               87,006
                                                    --------------      --------------     ----------------

Provision for real estate losses:
  Real estate held for investment                              --                   2                   --
  Real estate held for sale                                    --               9,563                   --
                                                    --------------      --------------     ----------------
    Total                                                      --               9,565                   --
                                                    --------------      --------------     ----------------

Charge-offs:
  Real estate held for sale:
     Communities                                          (67,530)                 --                 (770)
     Commercial ground                                         --              (6,030)                  --
                                                    --------------      --------------     ----------------

    Total charge-offs on real estate
       held for investment or sale                        (67,530)             (6,030)                (770)
                                                    --------------      --------------     ----------------

Balance at end of period:
  Real estate held for investment                             202                 200                  202
  Real estate held for sale                                86,034             144,271               86,034
                                                    --------------      --------------     ----------------
    Total                                           $      86,236       $     144,471      $        86,236
                                                    ==============      ==============     ================


        Components of Allowance for Losses
                                                      June 30,            March 31,         September 30,
                                                        1999                1999                1998
                                                    --------------      --------------     ----------------

Allowance for losses on real estate
  held for investment                               $         202       $         202      $           202
                                                    --------------      --------------     ----------------

Allowance for losses on real estate held for sale:
  Communities                                              77,534              77,825              144,641
  Residential ground                                        2,700               3,179                3,123
  Commercial ground                                         5,800               5,800                5,800
                                                    --------------      --------------     ----------------
      Total ground                                         86,034              86,804              153,564
                                                    --------------      --------------     ----------------

     Total allowance for losses on real
       estate held for investment or sale           $      86,236       $      87,006      $       153,766
                                                    ==============      ==============     ================

At June 30, 1999 and March 31, 1999, the Bank's total valuation allowances for losses on loans and real estate held for investment or sale was $144.7 million and $145.4 million, respectively. Management reviews the adequacy of the valuation allowances on loans and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased during the current quarter, the provision for loan losses approximated the amount of net charge-offs for the quarter, reflecting management's determination that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $102.7 million at June 30, 1999, which constituted 71.1% of total non-performing real estate assets, before valuation allowances. During the three months ended June 30, 1999, the Bank recorded net charge-offs of $0.9 million on these assets. The allowance for losses on real estate held for sale at June 30, 1999 is in addition to approximately $40.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 1999.

At June 30, 1999, the combined allowance for losses on consumer loans (automobile, home improvement and related loans, overdraft lines of credit and other consumer loans) did not change from the level at March 31, 1999 of $32.5 million. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans were 579.9% and 2.8%, respectively, at June 30, 1999 compared to 609.7% and 3.8%, respectively, at March 31, 1999.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1999, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                         More than       More than        More than
                                                         Six Months       One Year       Three Years
                                         Six Months       through         through          through       More than
                                          or Less         One Year      Three Years      Five Years      Five Years       Total
                                       -------------- --------------- ---------------- --------------- -------------- --------------
As of June 30, 1999 Real estate loans:
 Adjustable-rate                       $     859,165  $      744,603  $        88,938  $          213  $          --  $   1,692,919
 Fixed-rate                                   91,395          83,852          293,231         250,904      1,374,542      2,093,924
 Home equity credit lines
   and second mortgages                      246,221           2,332            8,275           6,795         28,264        291,887
Commercial                                   235,829          10,645           35,390          26,015         41,758        349,637
Consumer and other                           224,449         185,766          489,761         226,672         21,424      1,148,072
Loans held for sale                          134,494              --               --              --             --        134,494
Mortgage-backed securities                   501,524         211,901          441,801          73,271        209,607      1,438,104
Trading securities                             6,927              --               --              --             --          6,927
Other investments                            179,071              --           44,396              --             --        223,467
                                       -------------- --------------- ---------------- --------------- -------------- --------------

 Total interest-earning assets             2,479,075       1,239,099        1,401,792         583,870      1,675,595      7,379,431
Total non-interest earning assets                 --              --               --              --        784,610        784,610
                                       -------------- --------------- ---------------- --------------- -------------- --------------

 Total assets                          $   2,479,075  $    1,239,099  $     1,401,792  $      583,870  $   2,460,205  $   8,164,041
                                       ============== =============== ================ =============== ============== ==============

Deposits:
 Fixed maturity deposits               $     943,056  $      490,176  $       158,217  $       49,340  $          --  $   1,640,789
 NOW, statement and passbook
   accounts                                1,666,537          45,501          151,545         103,145        219,815      2,186,543
 Money market deposit accounts             1,106,605              --               --              --             --      1,106,605
Borrowings:
 Capital notes - subordinated                     --              --               --              --        250,000        250,000
 Other                                       608,315             229           10,830       1,115,083         96,749      1,831,206
                                       -------------- --------------- ---------------- --------------- -------------- --------------
 Total interest-bearing liabilities        4,324,513         535,906          320,592       1,267,568        566,564      7,015,143
Total non-interest bearing liabilities            --              --               --              --        711,004        711,004
Stockholders' equity                              --              --               --              --        437,894        437,894
                                       -------------- --------------- ---------------- --------------- -------------- --------------
 Total liabilities & stockholders'
  equity                               $   4,324,513  $      535,906  $       320,592  $    1,267,568  $   1,715,462  $   8,164,041
                                       ============== =============== ================ =============== ============== ==============

Gap                                    $  (1,845,438) $      703,193  $     1,081,200  $     (683,698) $   1,109,031
Cumulative gap                         $  (1,845,438) $   (1,142,245) $       (61,045) $     (744,743) $     364,288
Cumulative gap as a percentage
   of total assets                            (22.6)%         (14.0)%           (0.7)%          (9.1)%          4.5 %

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap as a percentage of total assets, was a negative 14.0% at June 30, 1999 compared to a negative 17.4% at March 31, 1999. The improvement in the Bank's one-year gap during this period reflected the Bank's ongoing efforts to replace short-term borrowings with borrowings of greater duration. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At June 30, 1999, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                      Excess
                                                           Actual                Capital Requirement               Capital
                                                ---------------------------   -------------------------  ---------------------------
                                                                  As a %                      As a %                       As a %
                                                    Amount       of Assets        Amount     of Assets       Amount      of Assets
                                                -------------    ----------   -------------  ----------  -------------   -----------
Stockholders' equity per financial statements   $    464,880
 Minority interest in REIT Subsidiary (1)            144,000
 Net unrealized holding gains (2)                        (17)
                                                -------------
                                                     608,863

Adjustments for tangible and core capital:
 Intangible assets                                   (58,308)
 Non-allowable minority interest in
   REIT Subsidiary (1)                                (9,798)
 Non-includable subsidiaries  (3)                     (3,949)

                                                -------------
    Total tangible capital                           536,808         6.60%    $    121,936       1.50%   $    414,872         5.10%
                                                -------------    ==========   =============  ==========  =============   ===========

    Total core capital (4)                           536,808         6.60%    $    325,163       4.00%   $    211,645         2.60%
                                                -------------    ==========   =============  ==========  =============   ===========

    Tier 1 risk-based capital (4)                    536,808         9.03%    $    238,892       4.00%   $    297,916         5.03%
                                                -------------    ==========   =============  ==========  =============   ===========

Adjustments for total risk-based capital:
 Subordinated capital debentures                     250,000
 Allowance for general loan losses                    51,347
                                                -------------
    Total supplementary capital                      301,347
                                                -------------
    Total available capital                          838,155
 Equity investments (3)                               (6,515)
                                                -------------
    Total risk-based capital (4)                $    831,640        14.19%    $    477,784       8.00%   $    353,856         6.19%
                                                =============    ==========   =============  ==========  =============   ===========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at June 30, 1999, after valuation allowances of $86.0 million, by the fiscal year in which the property was acquired through foreclosure.

     Fiscal Year                (In thousands)
     ------------------------
     1990 (1) (2)............   $   15,258
     1991 (2)................       30,963
     1992 (2)................          123
     1993 ...................            -
     1994 ...................            -
     1995 ...................        6,004
     1996 ...................            -
     1997 ...................            -
     1998 ...................          113
     1999 ...................          351
                                ----------
     Total REO                  $   52,812
                                ==========

-----------------------
(1) Includes REO with an aggregate net book value of $6.5 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $39.8 million, for which the Bank received an extension of the holding periods through May 14, 2000.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the nine-month period ended June 30, 1999, the Bank made a tax sharing payment of $6.6 million and dividend payments of $ 24.0 million to the Real Estate Trust.

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

Through June 30, 1999, the Real Estate Trust has purchased either in the open market or through dividend reinvestment approximately 2.3 million shares of common stock of Saul Centers, Inc. (representing 17.3% of such company's outstanding common stock). As of June 30, 1999, the market value of this unpledged stock was approximately $37.3 million.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. Interest is computed by reference to a floating rate index. At June 30, 1999, there were no borrowings under this facility. The Real Estate Trust is currently negotiating with this lender to renew this facility for a three year term and increase its amount to $50.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million secured revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would be repaid over a two-year period. In fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the credit was increased to $20.0 million and was extended for an additional year. Interest is computed by reference to a floating rate index. At June 30,1999, there were no borrowings under the facility. Management and the bank are currently holding discussions to extend the term of this facility.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 1999 for the balance of fiscal 1999 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
       -----------------------------------------------------------------
       Fiscal     Mortgage   Notes Payable-  Notes Payable-
       Year        Notes        Secured        Unsecured      Total
       -----------------------------------------------------------------
       1999 (1)   $  2,449    $     --          $ 2,277     $  4,726
       2000         14,598          --            8,893       23,491
       2001         24,049          --            5,961       30,010
       2002         14,117          --            6,676       20,793
       2003         15,372          --            9,159       24,531
       Thereafter  138,978     200,000           12,587      351,565
       -----------------------------------------------------------------
       Total      $209,563    $200,000          $45,553     $455,116
       =================================================================
       (1)  June 1, 1999 - September 30, 1999

Of the $209.6 million of mortgage debt outstanding at June 30, 1999, $166.0 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 1999, the Real Estate Trust received total cash distributions of $4.5 million from Saul Holdings Partnership. Beginning in April 1998, the Real Estate Trust has chosen to reinvest its quarterly distributions and obtain additional partnership units in Saul Holdings.

Development and Capital Expenditures. In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 2.7 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for a two-year and one-year period, respectively. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

    TownePlace Suites by Marriott containing 91 units located on a 1.7 acre site owned by the Real Estate Trust in Avenel Business Park in Gaithersburg, Maryland. This hotel opened for business on June 24, 1999.

    TownePlace Suites by Marriott containing 91 units located on part of an 8.98 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. This hotel opened for business on June 28, 1999.

    SpringHill Suites by Marriott containing 146 units located on part of an
    8.98 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. This hotel opened for business on July 9, 1999.

    TownePlace Suites by Marriott containing 95 units located on a 2.5 acre site owned by the Real Estate Trust in the Fort Lauderdale Commerce Center, Fort Lauderdale, Florida. This hotel is expected to be completed and open for business in early October, 1999.

The projected costs for the four hotels aggregate $32 million and will largely be funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building located on a 7-acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $7.3 million with bank financing of $6.5 million for a five-year term and a two-year extension option. The project was 100% leased as of June 30, 1999, and tenant improvements are now underway. The project will become operational on October 1, 1999.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia. The present 308-room Crystal City Holiday Inn is being converted into a Holiday Inn Crown Plaza, while the present 279-room Howard Johnson is being converted into a Holiday Inn. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, will also be renovated. The incremental costs for the two conversions are being funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tysons Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with two one-year extension options. Completion is projected for December 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,000 square foot single-story office/research and development building to be located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost is $8.4 million, with estimated bank financing of $7.5 million for a three-year term. Completion is projected for the third quarter of fiscal 2000.

The Real Estate Trust believes that its capital improvement costs during the next several years for its income-producing properties will be in range of $6.5 to $8.0 million per year.

Year 2000 Statement - Pursuant to The Year 2000 Information and Readiness Disclosure act.

The Real Estate Trust has reviewed all its financial and accounting systems, as well as physical systems with embedded microprocessors, for the purpose of assessing the impact of Year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be Year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software has already been modified to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. The Real Estate Trust has no information which would suggest that its financial systems will not continue to function effectively after the turn of the century.

Using the Building Owners and Manager Association's guidelines to identify building systems, including physical systems with embedded microprocessors, and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 20000 compliant. We are presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information which would suggest that any system will not continue to function effectively after the turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication (as defined in The Year 2000 Information and Readiness Disclosure Act) of Year 2000 statements or disclosures made by others.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonable likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenant's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and develop contingency plans as appropriate. The Real Estate Trust estimates that its incremental cost to meet Year 2000 compliance is less than $250,000.

BANKING

Liquidity. The required liquidity level under OTS regulations at June 30, 1999 was 4.0%. The Bank's average liquidity ratio for the quarter ended June 30, 1999 was 9.0%, compared to 8.6% for the quarter ended March 31, 1999.

The Bank did not securitize and sell any loan receivables during the current quarter. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. See Note 4 to the Consolidated Financial Statements.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $77.4 million and $12.2 million, respectively, at June 30, 1999, and $91.9 million and $12.8 million, respectively, at March 31, 1999, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $6.9 million and $8.3 million at June 30, 1999 and March 31, 1999, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At June 30, 1999, recourse to the Bank under these arrangements was $12.1 million, consisting of restricted cash accounts of $6.6 million and overcollateralization of receivables of $5.5 million.

There were no material commitments for capital expenditures at June 30, 1999. During fiscal 1998, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank intends to develop and occupy an office building to use as its new corporate headquarters. Excavation of this site began during April 1999 with construction set to begin in October 1999.

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

YEAR 2000 ISSUES

All phases of the Bank's Year 2000 program (the "Program") have been completed as of June 30, 1999 with respect to the Bank's mission critical systems. To be sure that the Bank remains ready for the Year 2000, ongoing validation is planned.

Year 2000 test results indicate that remediation efforts have been successful. The Bank has nonetheless planned for the possibility that Year 2000 failures may occur. For example, the Bank has developed contingency plans to address problems which may be created by external parties who may not be Year 2000 compliant.

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

The Bank has developed a coordinated management strategy to facilitate detection and resolution of Year 2000 disruptions, and to ensure efficient communications with the Bank's management, staff, customers, and third parties during the weeks leading up to and following January 1, 2000.

The Bank does not expect to incur a material loss as a result of the Year 2000 problem. However, because the Bank ultimately has no control over the remediation of systems of third parties with whom the Bank has relationships, there can be no assurance that the Bank's Program, including its contingency plans, will fully mitigate the effects of third-party failures.

As part of the Program, the Bank charged $2.9 million and $2.3 million, respectively to expense during the nine months ended June 30, 1999 and the year ended September 30, 1998 and expects that an additional $1.6 million will be charged to expense during the remainder of fiscal 1999 and fiscal 2000.
The Bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 (the "1999 quarter") COMPARED TO THREE MONTHS
      ENDED JUNE 30, 1998 (the "1998 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $3,302,000 and operating income of $182,000 in the 1999 quarter compared to income before depreciation and amortization of $956,000 and an operating loss of $2.0 million in the 1998 quarter. The variance in operating results was largely attributable to lower interest expense and improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $321,000 (3.5%) in the 1999 quarter over the level achieved in the 1998 quarter. The eleven hotels owned throughout both quarters reflected a decline of $66,000 (0.7%) in operating income, while the acquisition property produced $387,000 in operating income. The increase in total revenue of $1,123,000 (5.2%)exceeded the increase of $802,000(6.5%)in direct operating expenses. For the eleven hotels owned throughout both periods, the increase in total revenue was $500,000(2.3%) and the increase in direct operating expenses was $566,000 (4.6%).

Income after direct operating expenses from office and industrial properties increased $139,000 (3.4%) in the 1999 quarter compared to such income in the 1998 quarter. The increase reflected higher base rents in the current period. Gross income in the 1999 quarter was $407,000(7.1%) above its level in the 1998 quarter. Expenses increased by $267,000(15.9%)due to higher property taxes.

Other income decreased $971,000(59.1%) during the 1999 quarter due to lower interest income on cash balances.

Land parcels and other expense decreased $75,000(17.4%) during the 1999 quarter due to lower property taxes and the sale of a property in 1998.

Interest expense decreased $1,666,000(14.5%) in the 1999 quarter, primarily because of lower senior secured debt expense. The average balance of the Real Estate Trust's outstanding borrowings increased to $436.0 million for the 1999 quarter from $429.3 million for the 1998 quarter. The increase in average borrowings was the result of mortgage loan refinancings and the issuance of $200.0 million of senior secured notes due 2008 and the retirement of $175.0 million of senior secured notes due 2002 during the 1998 quarter. The weighted average cost of borrowings was 9.24% in the 1999 quarter compared to 10.37% in the 1998 quarter. Average borrowings and average cost of borrowings exclude loans made on properties under development, which totaled $19.6 million as of June 30, 1999. Interest on these loans is capitalized as long as the properties remain under development.

Capitalized interest increased $249,000(444.6%) during the 1999 quarter due to the higher level of development activity in the current period.

Amortization of debt expense decreased $99,000(63.1%) in the 1999 quarter, primarily due to the lower costs experienced in the renewal of senior secured debt.

Depreciation increased $189,000(6.4%) in the 1999 quarter as a result of new assets placed in service and the addition of a new hotel.

Advisory, management and leasing fees-related parties increased $137,000 (5.8%)in the 1999 quarter from their expense level in the 1998 quarter. The monthly advisory fee in the 1999 quarter was $337,000 compared to $317,000 in the 1998 quarter, which resulted in an aggregate increase of $59,000. Management and leasing fees increased $78,000(5.5%) in the 1999 quarter, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense increased $40,000(18.5%) in the 1999 quarter as a result of higher legal expense due to increased activity.

Equity in earnings of unconsolidated entities reflected earnings of $1,636,000 in the 1999 quarter, an increase of $615,000(60.2%) over the amount recorded in the 1998 quarter. Most of the increase was due to higher base rents earned in the current period.

BANKING

Overview. The Bank recorded operating income of $20.0 million for the 1999 quarter, compared to an operating loss of $17.6 million for the 1998 quarter. Contributing to the increased income were an increase in single-family loan interest income and decreases in the provision for loan losses and operating expenses which offset the loss of revenues attributable to the Bank's credit card portfolio, which was sold on September 30, 1998. Although the credit card program was historically a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy is a gradual process and the Bank's core earnings for the current quarter have been adversely affected because the immediate loss of earnings from the credit card program has not yet been fully offset by corresponding reductions in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $23.5 million (or 48.4%) in the 1999 quarter compared to the 1998 quarter. The Bank would have recorded additional interest income of $0.7 million for the 1999 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.1 million was actually recorded on non-accrual assets and restructured loans during the current quarter. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                          Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                               1999                                          1998
                                            --------------------------------------------  ------------------------------------------
                                                Average                        Yield/         Average                       Yield/
                                                Balances        Interest        Rate          Balances        Interest       Rate
                                            ---------------  -------------   -----------  ---------------  -------------   ---------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                 $    5,171,243   $    107,298        8.30 %   $    2,834,634   $     75,219      10.61 %
  Mortgage-backed securities                     1,522,659         22,494        5.91          2,075,536         29,690       5.72
  Federal funds sold and securities
    purchased under agreements to resell            30,747            380        4.94             65,473            947       5.79
  Trading securities                                64,927          1,106        6.81             19,737            466       9.44
  Investment securities                             45,492            618        5.43             40,653            570       5.61
  Other interest-earning assets                    184,658          2,641        5.72            212,457          3,178       5.98
                                            ---------------  -------------                ---------------  -------------
   Total                                         7,019,726        134,537        7.67          5,248,490        110,070       8.39
                                                             -------------   -----------                   -------------   ---------

 Noninterest-earning assets:
  Cash                                             243,378                                       230,752
  Real estate held for investment or sale           56,697                                        84,571
  Property and equipment,  net                     295,309                                       294,514
  Goodwill and other intangible assets, net         28,947                                        24,036
  Other assets                                     259,222                                       760,170
                                            ---------------                               ---------------
   Total assets                             $    7,903,279                                $    6,642,533
                                            ===============                               ===============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                          $    1,153,901          2,895        1.00     $    1,036,376          4,774       1.84
   Savings deposits                              1,034,203          5,248        2.03          1,034,345          7,474       2.89
   Time deposits                                 1,522,435         17,908        4.71          1,608,399         21,585       5.37
   Money market deposits                         1,093,696          9,097        3.33          1,005,095          9,793       3.90
                                            ---------------    -----------                ---------------    -----------
   Total deposits                                4,804,235         35,148        2.93          4,684,215         43,626       3.73
  Borrowings                                     1,947,958         27,412        5.63          1,128,723         17,980       6.37
                                            ---------------  -------------                ---------------  -------------
   Total liabilities                             6,752,193         62,560        3.71          5,812,938         61,606       4.24
                                                             -------------   -----------                   -------------   ---------
 Noninterest-bearing items:
  Noninterest-bearing deposits                     469,243                                       283,348
  Other liabilities                                 98,042                                        65,240
  Minority interest                                144,000                                       144,000
  Stockholders' equity                             439,801                                       337,007
                                            ---------------                               ---------------
   Total liabilities and stockholders'
       equity                               $    7,903,279                                $    6,642,533
                                            ===============                               ===============

Net interest income                                          $     71,977                                  $     48,464
                                                             =============                                 =============
Net interest spread (2)                                                          3.96 %                                       4.15 %
                                                                             ===========                                   =========
Net yield on interest-earning assets (3)                                         4.10 %                                       3.69 %
                                                                             ===========                                   =========
Interest-earning assets to interest-
    bearing liabilities                                                        103.96 %                                      90.29 %
                                                                             ===========                                   =========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                         Three Months Ended June 30, 1999
                                                                   Compared to
                                                         Three Months Ended June 30, 1998
                                                               Increase (Decrease)
                                                               Due to Change in (1)
                                              -------------------------------------------------------
                                                                                           Total
                                                   Volume               Rate               Change
                                              ----------------    ---------------     ---------------

Interest income:
  Loans (2)                                   $       129,331     $      (97,252)     $       32,079
  Mortgage-backed securities                          (13,411)             6,215              (7,196)
  Federal funds sold and securities
    purchased under agreements  to resell                (444)              (123)               (567)
  Trading securities                                    1,496               (856)                640
  Investment securities                                   153               (105)                 48
  Other interest-earning assets                          (403)              (134)               (537)
                                              ----------------    ---------------     ---------------
      Total interest income                           116,722            (92,255)             24,467
                                              ----------------    ---------------     ---------------


Interest expense:
  Deposit accounts                                      7,093            (15,571)             (8,478)
  Borrowings                                           22,531            (13,099)              9,432
                                              ----------------    ---------------     ---------------
      Total interest expense                           29,624            (28,670)                954
                                              ----------------    ---------------     ---------------



Increase in net interest income               $        87,098     $      (63,585)     $       23,513
                                              ================    ===============     ===============


-----------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1999 quarter increased $24.5 million (or 22.2%) from the level in the 1998 quarter as a result of higher average balances of loans receivable, which was offset by lower average yields on loans receivable. Higher average balances of real estate loans, consumer loans and commercial loans more than offset the elimination of $1.1 billion in average credit card loans resulting from the sale of the credit card portfolio.

The Bank's net interest spread decreased slightly to 4.0% in the 1999 quarter from 4.2% in the 1998 quarter. The decrease in the net interest spread primarily reflected the decline in the yield on loans resulting from the elimination of higher yielding credit card loans. Partially offsetting this decline was an increase in the average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and Federal Home Loan Bank advances. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 104.0% for the 1999 quarter compared to 90.3% for the 1998 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $32.1 million (or 42.6%) from the 1998 quarter primarily because of higher average balances. The Bank did not securitize and sell any receivables in the three months ended June 30, 1999, which contributed to the higher average balances. Lower average yields earned on the loan portfolio (due to the effect of the sale of the credit card portfolio) partially offset the positive effect of the higher average balances.

Higher average balances of the Bank's single-family residential loans, which increased $2.4 billion (or 214.2%), resulted in a $40.0 million (or 195.3%) increase in interest income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, commercial loans, real estate construction loans and home equity loans increased $653.9 million, $139.1 million, $138.6 million and $58.9 million, respectively, and contributed to a $17.8 million, $2.2 million, $2.5 million and $0.6 million increase in interest income from such loans, respectively. Lower average yields on those loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 1999 quarter decreased 231 basis points (from 10.61% to 8.30%) from the average yield in the 1998 quarter. The decline in the average yield for the 1999 quarter resulted from the sale of the credit card portfolio on September 30, 1998.

Interest income on mortgage-backed securities decreased $7.2 million (or 24.2%) primarily because of lower average balances. The effect of the $522.9 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.72% to 5.91%.

Interest expense on deposits decreased $8.5 million (or 19.4%) during the 1999 quarter due to decreased average rates. The 80 basis point reduction in the average rate on deposits (from 3.73% to 2.93%) resulted from a shift in the deposit mix from certificates of deposits to lower yielding demand deposits coupled with market conditions during fiscal year 1998, which led the Bank to reduce the rates it pays on deposits.

The decrease in interest expense on deposits was more than offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan Bank advances ($963.0 million) contributed to the $9.4 million (or 52.5%) increase in interest expense on borrowings. This amount was partially offset by a 74 basis point reduction in the average rate on borrowings (from 6.37% to 5.63%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $5.7 million in the 1999 quarter from $28.3 million in the 1998 quarter. The $22.6 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income decreased to $36.6 million in the 1999 quarter from $87.3 million in the 1998 quarter. The $50.7 million (or 58.0%) decrease was primarily attributable to a decrease in servicing and securitization income. Also contributing to the decrease in other income was the elimination of credit card fees. Partially offsetting these decreases were increases in deposit servicing fees and gain on real estate held for investment or sale.

Servicing and securitization income decreased $42.9 million (or 81.3%) during the 1999 quarter primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The Bank did not securitize and sell any loan receivables during the 1999 quarter. During the 1998 quarter, the Bank securitized and sold $542.0 million, $153.6 million, $77.5 million and $85.7 million of credit card, automobile, home equity and mortgage loan receivables, respectively, and recognized gains of $8.9 million, $5.5 million, $4.3 million and $4.5 million, respectively, on these transactions. In addition, credit card loan servicing fees totaling $11.3 million for the 1998 quarter were eliminated as a result of the September 30, 1998 sale of the credit card portfolio.

The $3.2 million increase in gain (loss) on real estate held for investment or sale was primarily attributable to a decrease of $3.5 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $4.6 million (or 34.1%) during the 1999 quarter primarily due to fees generated from the expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 1999 quarter decreased $42.2 million (or 33.7%) from the level in the 1998 quarter. Primarily as a result of the sale of the Bank's credit card operations, marketing expenses ($19.7 million), loan expenses ($6.6 million) and data processing expenses ($7.0 million) decreased during the 1999 quarter. Salaries and employee benefits also decreased $5.6 million (or 11.0%) as a result of the sale. Additions of staff to the Bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits resulting from the sale.

NINE MONTHS ENDED JUNE 30, 1999 (the "1999 period") COMPARED TO NINE MONTHS
    ENDED JUNE 30, 1998 (the "1998 period")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $2.9 million and an operating loss of $6.0 million in the 1999 period compared to a loss before depreciation and amortization of $6.5 million and an operating loss of $15.0 million in the 1998 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties, higher earnings in unconsolidated entities, and lower interest expense.

Income after direct operating expenses from hotels increased $2,640,000 (13.7%) in the 1999 period over the level achieved in the 1998 period. $1,030,000 (5.9%) of this increase reflected improved results from ten hotels owned throughout both periods and $1,610,000 reflected results from two acquisition properties. The increase in total revenue of $6,020,000(11.5%) exceeded the increase of $3,380,000(10.2%) in direct operating expenses. For the ten hotels owned throughout both periods, the increase in total revenue was $2,453,000(5.1%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates without adversely affecting occupancy levels at a majority of the hotels.

Income after direct operating expenses from office and industrial properties increased $866,000(7.6%) in the 1999 period compared to such income in the 1998 period. The increase was caused by higher gross income of $1,115,000(6.6%). Expenses for the current period were $248,000(4.5%) above last year.

Other income decreased $1,280,000(37.0%) during the 1999 period due to a lower level of interest earnings.

Land parcels and other expense decreased $616,000(50.5%) during the 1999 period, largely due to the collection of a multi-year real estate tax refund at one land parcel, and the elimination of carrying costs of a property on which the Real Estate Trust had terminated its ground lease.

Interest expense decreased $2,561,000(7.9%) in the 1999 period primarily because of decreases in interest costs on senior secured debt and mortgage interest. The average balance of the Real Estate Trust's outstanding borrowings increased to $441.3 million for the 1999 period from $429.3 million for the 1998 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and the issuance of $200.0 million of senior secured notes due 2008 and the retirement of $175.0 million of senior secured notes due 2002 during the 1998 period. The weighted average cost of borrowings was 9.27% in the 1999 period compared to 10.37% in the 1998 period. Average borrowings and average cost of borrowings exclude loans made on properties under development, which totaled $19.6 million as of June 30, 1999. Interest on these loans is capitalized as long as the properties remain under development.

Capitalized interest increased $555,000(444.0%) during the 1999 period due to the higher level of development activity in the current period.

Amortization of debt expense decreased $227,000(50.6%) in the 1999 period, primarily due to the lower costs experienced in the refinancing of senior secured debt.

Depreciation increased $481,000(5.7%)in the 1999 period as a result of new assets placed in service and the addition of two new hotels.

Advisory, management and leasing fees paid to related parties increased $510,000 (7.9%)in the 1999 period from their expense level in the 1998 period. The monthly advisory fee in the 1999 period was $337,000 compared to $317,000 in the prior period, which resulted in an aggregate increase of $176,000(6.2%). Management and leasing fees increased $334,000(9.2%) in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense decreased $79,000(9.6%) in the 1999 period, principally as a result of lower accounting and other administrative expense.

Equity in earnings of unconsolidated entities reflected earnings of $4,409,000 for the 1999 period, an increase of $3,370,000 over the earnings recorded for the 1998 period. The lower earnings in the 1998 period were attributable to nonrecurring charges for losses on sales of interest rate protection agreements, losses on early extinguishment of debt and the cumulative effect of change in accounting method.

BANKING

Overview. The Bank recorded operating income of $77.0 million for the 1999 period, compared to operating income of $24.3 million for the 1998 period. The increase in income for the 1999 period was primarily the result of a gain of $31.6 million recognized on the sale of one of the Bank's REO properties which was partially offset by the effects of the sale of the Bank's credit card portfolio on September 30, 1998. Although the credit card program was historically a significant source of earnings for the Bank, management believes that the Bank will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy is a gradual process and the Bank's core earnings for the current period have been adversely affected because the immediate loss of earnings from the credit card program has not yet been fully offset by corresponding reductions in operating expenses. Decreases in credit card interest income ($102.8 million), credit card fees ($37.6 million) and servicing and securitization income ($194.5 million) during the 1999 period were offset by increases in single-family loan interest income ($102.5 million) and gain on real estate held for investment or sale ($40.7 million) and decreases in the provision for loan losses ($63.9 million) and operating expenses ($118.6 million).

Net Interest Income. Net interest income, before the provision for loan losses, increased $48.0 million (or 32.3%) in the 1999 period. The Bank would have recorded additional interest income of $2.1 million for the 1999 period if non-accrual assets and restructured loans had been current in accordance with their original terms. Interest income of $0.2 million was actually recorded on non-accrual assets and restructured loans during the 1999 period. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Nine Months Ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                              1999                                           1998
                                           --------------------------------------------- -------------------------------------------
                                               Average                        Yield/          Average                       Yield/
                                               Balances         Interest       Rate          Balances         Interest       Rate
                                           ---------------  --------------  ------------ ---------------   -------------   ---------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                $    4,396,181   $     277,874       8.43 %   $    2,668,701    $    223,530      11.17 %
  Mortgage-backed securities                    1,715,788          76,173       5.92          1,932,249          81,891       5.65
  Federal funds sold and securities
    purchased under agreements to resell           58,047           2,162       4.97            163,136           6,897       5.64
  Trading securities                               52,460           2,708       6.88             26,478           1,576       7.94
  Investment securities                            44,498           1,847       5.53             35,822           1,522       5.67
  Other interest-earning assets                   202,961           8,449       5.55            186,465           8,569       6.13
                                           ---------------  --------------               ---------------   -------------
   Total                                        6,469,935         369,213       7.61          5,012,851         323,985       8.62
                                                            --------------  ------------                   -------------   ---------

 Noninterest-earning assets:
  Cash                                            241,140                                       215,111
  Real estate held for investment or sale          62,285                                        88,651
  Property and equipment,  net                    289,543                                       284,247
  Goodwill and other intangible assets, net        29,708                                        20,797
  Other assets                                    251,610                                       615,467
                                           ---------------                               ---------------
   Total assets                            $    7,344,221                                $    6,237,124
                                           ===============                               ===============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                         $    1,112,023           9,039       1.08     $      982,952          15,633       2.12
   Savings deposits                             1,026,164          16,345       2.12          1,014,075          23,789       3.13
   Time deposits                                1,501,349          54,888       4.87          1,708,625          69,537       5.43
   Money market deposits                        1,072,806          26,995       3.36            986,452          28,957       3.91
                                           ---------------     -----------               ---------------     -----------
   Total deposits                               4,712,342         107,267       3.04          4,692,104         137,916       3.92
  Borrowings                                    1,506,837          64,992       5.75            720,512          37,162       6.88
                                           ---------------  --------------               ---------------   -------------
   Total liabilities                            6,219,179         172,259       3.69          5,412,616         175,078       4.31
                                                            --------------  ------------                   -------------   ---------
 Noninterest-bearing items:
  Noninterest-bearing deposits                    465,236                                       255,379
  Other liabilities                                83,173                                        87,859
  Minority interest                               144,000                                       144,000
  Stockholders' equity                            432,633                                       337,270
                                           ---------------                               ---------------
   Total liabilities and stockholders'
       equity                              $    7,344,221                                $    6,237,124
                                           ===============                               ===============

Net interest income                                          $    196,954                                  $    148,907
                                                            ==============                                 =============
Net interest spread (2)                                                         3.92 %                                        4.31 %
                                                                            ============                                   =========
Net yield on interest-earning assets (3)                                        4.06 %                                        3.97 %
                                                                            ============                                   =========
Interest-earning assets to interest-
    bearing liabilities                                                       104.03 %                                       92.61 %
                                                                            ============                                   =========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                         Nine Months Ended June 30, 1999
                                                                   Compared to
                                                         Nine Months Ended June 30, 1998
                                                               Increase (Decrease)
                                                               Due to Change in (1)
                                              -------------------------------------------------------
                                                                                           Total
                                                    Volume              Rate               Change
                                              ----------------    ----------------    ---------------

Interest income:
  Loans (2)                                   $       145,465     $       (91,121)    $       54,344
  Mortgage-backed securities                          (11,322)              5,604             (5,718)
  Federal funds sold and securities
    purchased under agreements  to resell              (3,998)               (737)            (4,735)
  Trading securities                                    1,491                (359)             1,132
  Investment securities                                   386                 (61)               325
  Other interest-earning assets                           987              (1,107)              (120)
                                              ----------------    ----------------    ---------------
      Total interest income                           133,009             (87,781)            45,228
                                              ----------------    ----------------    ---------------


Interest expense:
  Deposit accounts                                        979             (31,628)           (30,649)
  Borrowings                                           38,343             (10,513)            27,830
                                              ----------------    ----------------    ---------------
      Total interest expense                           39,322             (42,141)            (2,819)
                                              ----------------    ----------------    ---------------



Increase in net interest income               $        93,687     $       (45,640)    $       48,047
                                              ================    ================    ===============


-----------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 1999 period increased $45.2 million (or 14.0%) from the level in the 1998 period as a result of higher average balances of loans receivable, which was offset by lower average yields on loans receivable. Higher average balances of real estate loans, consumer loans and commercial loans more than offset the elimination of $1.1 billion in average credit card loans.

The Bank's net yield on interest-earning assets increased slightly to 4.06% in the 1999 period from 3.97% in the 1998 period. The increase in the net yield reflected an increase in the average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and related operations on September 30, 1998. Partially offsetting this increase was the decline in the yield on loans resulting from the elimination of higher yielding credit card loans. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 104.0% for the 1999 period compared to 92.6% for the 1998 period.

Interest income on loans, the largest category of interest-earning assets, increased by $54.3 million (or 24.3%) from the 1998 period primarily because of higher average balances. The Bank did not securitize and sell any receivables in the 1999 period, which contributed to the higher average balances. Lower average yields earned on the loan portfolio (due to the effect of the sale of the credit card portfolio) partially offset the positive effect of the higher average balances.

Higher average balances of the Bank's single-family residential loans, which increased $2.0 billion (or 196.1%), resulted in a $102.5 million (or 179.0%) increase in interest income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, home equity loans, commercial loans and real estate construction loans increased $412.6 million, $77.9 million, $111.7 million and $100.1 million, respectively, and contributed to a $36.8 million, $3.5 million, $5.5 million and $5.5 million increase in interest income from such loans, respectively. Lower average yields on those loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 1999 period decreased 274 basis points (to 8.43% from 11.17%) from the average yield in the 1998 period. The decline in the average yield for the current period resulted from the sale of the credit card portfolio on September 30, 1998. During the 1998 period, average credit card loans totaled $1.1 billion with an average yield of 12.86%.

Interest income on mortgage-backed securities decreased $5.7 million (or 7.0%) primarily because of lower average balances. The effect of the $216.5 million decrease in average balances more than offset an increase in the average interest rates on these securities from 5.65% to 5.92%.

Interest expense on deposits decreased $30.6 million (or 22.2%) during the current period due to decreased average rates. The 88 basis point reduction in the average rate on deposits (from 3.92% to 3.04%) resulted from a shift in the deposit mix from certificates of deposits to lower yielding demand deposits coupled with market conditions during fiscal year 1998, which led the Bank to reduce the rates it pays on deposits.

The decrease in interest expense on deposits was partially offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan Bank advances ($620.7 million) and repurchase agreement transactions ($137.6 million) primarily resulted in a $27.8 million (or 74.9%) increase in interest expense on borrowings. This amount was partially offset by a 113 basis point reduction in the average rate on borrowings (to 5.75% from 6.88%).

Provision for Loan Losses. The Bank's provision for loan losses decreased to $16.1 million in the 1999 period from $80.0 million in the 1998 period. The $63.9 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income decreased to $133.8 million in the 1999 period from $311.7 million in the 1998 period. The $177.9 million (or 57.1%) decrease was primarily attributable to a decrease in servicing and securitization income. Also contributing to the decrease in other income was the elimination of credit card fees. Partially offsetting these decreases were increases in deposit servicing fees and gain on real estate held for investment or sale.

Servicing and securitization income decreased $194.5 million (or 89.2%) during the 1999 period primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The Bank did not securitize and sell any loan receivables during the 1999 period. During the 1998 period, the Bank securitized and sold $1.0 billion, $534.7 million, $258.9 million and $85.7 million of credit card, automobile, home equity, and mortgage loan receivables, respectively, and recognized gains of $15.3 million, $23.1 million, $9.4 million and $4.5 million, respectively, on these transactions. In addition, credit card loan servicing fees amounting to $102.3 million and unrealized gains on credit card interest-only strips receivable of $11.5 million for the 1998 period were eliminated as a result of the September 30, 1998 sale of the Bank's credit card portfolio.

The $40.7 million increase in gain (loss) on real estate held for investment or sale was primarily attributable to the $31.6 million gain on sale of one of the communities located in Loudoun County, Virginia and, to a lesser extent, a decrease of $9.6 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $12.6 million (or 33.7%) during the 1999 period primarily due to fees generated from the expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 1999 period decreased $118.7 million (or 33.3%) from the level in the 1998 period. Primarily as a result of the sale of the Bank's credit card operations, marketing expenses ($54.6 million), loan expenses ($19.3 million) and data processing expenses ($20.1 million) decreased in the 1999 period. Salaries and employee benefits also decreased $15.1 million (or 10.6%) as a result of the sale. Additions of staff to the Bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits resulting from the sale.

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

        (j) Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust's 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement No. 333-49937 is hereby incorporated by reference.

        (k) Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust's Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

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



Date: August 16, 1999           Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: August 16, 1999           Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer