Form 10-K405
period 1999-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 1999-12-29
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the fiscal year ended September 30, 1999

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

Securities registered pursuant to Section 12(g) of the Act:

                                     N/A
--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /x/

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 15, 1999.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 15, 1999 was 4,826,910.

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

    Results of Operations .............................................
         Fiscal 1999 Compared to Fiscal 1998 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 1998 Compared to Fiscal 1997 ..........................
              Real Estate .............................................
              Banking .................................................

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

The principal business activity of the Trust and its real estate subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust's consolidated assets at September 30, 1999. The Trust is a thrift holding company by virtue of its ownership of a majority interest in Chevy Chase. See "Real Estate - Holding Company Regulation."

The Trust recorded net income of $23.5 million in the fiscal year ended September 30, 1999, compared to net income of $66.1 million in the fiscal year ended September 30, 1998 and net income of $18.9 million in the fiscal year ended September 30, 1997. Fiscal 1998's results reflected the sale by the bank of its credit card operations.

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


Real Estate

The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-atlantic and southeastern regions of the United States and consist principally of hotels, office and industrial projects, and undeveloped land parcels.

Banking

Chevy Chase is a federally chartered and federally insured stock savings bank which at September 30, 1999 was conducting business from 161 full-service branch offices, including 30 grocery store banking centers, and 854 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Chevy Chase, Maryland, both suburban communities of Washington, DC. The bank also maintains one commercial loan production office located in Baltimore, Maryland, 11 mortgage loan production offices in the mid-Atlantic region, 10 of which are operated by a wholly-owned mortgage banking subsidiary, and 32 consumer loan production offices, 25 of which are operated by a wholly-owned finance subsidiary. At September 30, 1999, the bank had total assets of $9.1 billion, total deposits of $5.8 billion. Based on total assets at September 30, 1999, Chevy Chase is the largest bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and consumer loans. The bank also has an active commercial lending program. The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. As a complement to its basic deposit and lending activities, the bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary ASB Capital Management, Inc.

On September 30, 1998, the bank sold its credit card operations to First USA Bank, N.A. The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa(R) and MasterCard(R) credit card accounts. The bank recognized a net gain on this sale of $288.3 million. See Note 8 to the Consolidated Financial Statements in this report. Selling its credit card operations has enabled the bank to concentrate its resources on capitalizing on the bank's status as the largest locally-headquartered bank in the Washington, DC and Baltimore metropolitan areas and furthering its community banking objectives. Accordingly, the bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and continues to offer a broad range of non-credit card consumer products, including home equity lines of credit, home improvement loans and automobile loans. In addition, the bank will continue to expand its business banking program, with an emphasis on businesses in the Washington, DC metropolitan area. The bank also continues to develop further the fee based services it provides to customers, including securities brokerage, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $96.0 million and for the year ended September 30, 1999, compared to operating income of $184.4 million for the year ended September 30, 1998. Last year's results include the impact of the sale of the bank's credit card operations on September 30, 1998. At September 30, 1999, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.94%, 5.94%, 8.33% and 13.04%. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as "FIRREA," as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as "FDICIA."

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and, to a lesser extent, by the Federal Deposit Insurance Corporation. The bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund, also known as "SAIF," which is administered by the FDIC.

REAL ESTATE

Real Estate Investments

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 1999.

                                                     HOTELS

                                                                Average Occupancy (2)         Average Room Rate
                                                               ------------------------    ------------------------
                                                               Year Ended September 30,    Year Ended September 30,
                                                    Available  ------------------------    ------------------------
  Location                 Name                      Rooms(1)  1999      1998      1997    1999    1998      1997
------------ -------------------------------------- ---------- ------------------------   -------------------------
  COLORADO
   Pueblo           Pueblo Holiday Inn                  193    66%       74%       74%    $48.80   $51.39   $53.09

  FLORIDA
Boca Raton       Boca Raton SpringHill Suites (3)       146    NA        --        --     $64.35     --       --
Boca Raton       Boca Raton TownePlace Suites (4)        91    NA        --        --     $70.35     --       --

  MARYLAND
Gaithersburg      Gaithersburg Holiday Inn              300    65%       64%       65%    $80.25   $75.75   $70.10
Gaithersburg   Gaithersburg TownePlace Suites (5)        91    NA        --        --     $74.21     --       --

  MICHIGAN
Auburn Hills   Auburn Hills Holiday Inn Select          190    78%       76%       74%   $106.05   $99.78   $94.79

  NEW YORK
 Rochester      Rochester Airport Holiday Inn           280    61%       69%       71%    $76.47   $72.25   $68.26

    OHIO
 Cincinnati        Cincinnati Holiday Inn               275    66%       64%       58%    $70.59   $65.70   $63.21

  VIRGINIA
 Arlington       National Airport Crowne Plaza (6)      308    60%       57%       --    $104.32  $102.38     --
 Arlington       National Airport Holiday Inn (7)       280    58%       63%       66%    $80.26   $76.10   $67.99
  Herndon         Herndon Holiday Inn Express           115    81%       75%       74%    $84.49   $76.83   $64.70
   McLean          Tysons Corner Holiday Inn            316    72%       72%       74%   $104.22   $99.15   $87.52
  Sterling        Dulles Airport Hampton Inn            127    82%       74%       77%    $82.97   $82.17   $71.70
  Sterling        Dulles Airport Holiday Inn            296    77%       75%       75%    $90.44   $85.10   $72.18
  Sterling    Dulles Airport TownePlace Suites (8)       95    74%       NA        --     $78.08   $83.65     --
                                                      -----    ---       ---       ---    ------   ------   ------
Totals                                                3,103    68%       68%       70%    $85.46   $81.01   $72.21


--------------------------------------------------------------------------------
(1)   Available rooms as of September 30, 1999.
(2)   Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)   Opened July 9, 1999.
(4)   Opened June 28, 1999.
(5)   Opened June 24, 1999.
(6)   Acquired December 10, 1997 as a Holiday Inn.  Converted to
      Crowne Plaza in October 1999.
(7)   Operated as a Howard Johnson fiscal 1997 - 1999 Converted to
      Holiday Inn in October 1999.
(8)   Opened August 13, 1998.


                                         OFFICE AND INDUSTRIAL

                                                                                       Expiring Leases (1)
                                                                                       -------------------
                                                               Leasing Percentages         Year Ending
                                              Gross         -------------------------  -------------------
                                                                   September 30,          September 30,
                                             Leasable       -------------------------  -------------------
   Location                  Name            Area (1)        1999      1998      1997    2000      2001
---------------   -------------------------- --------       -------------------------  --------- ---------


    FLORIDA
Fort Lauderdale   Commerce Center - Phase II    61,149       89%      100%       97%    10,230    18,965

    GEORGIA
    Atlanta          900 Circle 75 Parkway     345,502       99%      100%       98%    68,235    85,258
    Atlanta          100 Circle 75 Parkway      89,412       93%      100%       98%    30,838    24,611
    Atlanta         1100 Circle 75 Parkway     269,049       77%      100%       99%    12,321    30,856

   LOUISIANA
   Metairie             Metairie Tower          91,391      100%      100%       95%     9,858    39,790

   VIRGINIA
    McLean           8201 Greensboro Drive     360,854       93%      100%       99%     6,437    38,355
   Sterling            Dulles North             59,886      100%      100%      100%       --      8,570
                                             ---------      ----      ----      ----   -------   -------
                          Totals             1,277,243       92%      100%       99%   137,919   246,405
                                                                                        10.8%     19.3%


--------------------------------------------------------------------------------
(1)  Square feet


                                         LAND PARCELS

    Location                     Name                    Acres                Zoning
----------------    --------------------------------    --------    -----------------------------

    FLORIDA
  Boca Raton          Arvida Park of Commerce                  5            Mixed Use
Fort Lauderdale             Commerce Center                   14        Office & Warehouse

    GEORGIA
    Atlanta                  Circle 75                       133        Office & Industrial

    KANSAS
 Overland Park               Overland Park                   162    Residential, Office & Retail

   MARYLAND
 Gaithersburg            Avenel Business Park                  3            Commercial
  Rockville                 Flagship Centre                    8            Commercial

  MICHIGAN
Auburn Hills         Holiday Inn - Auburn Hills                4            Commercial

   NEW YORK
  Rochester         Holiday Inn - Rochester Airport            3            Commercial

   VIRGINIA
Loudoun County                Church Road                     40        Office & Industrial
Loudoun County           Sterling Boulevard (1)               45            Industrial
                                                             ---
                                 Total                       417



------------------------------------------------------------------------------
(1) The Real Estate Trust developed a 78,000 square foot office/research and development building on a portion of this parcel. This building became operational October 1, 1999. In addition, the Real Estate Trust is currently developing an 80,000 square foot office/research and development building on this parcel.

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

The investment portfolio consists principally of seasoned operating properties. The Real Estate Trust expects to hold its properties as long-term investments and has no maximum period for retention of any investment. It may acquire or develop additional income-producing properties, expand and improve its properties, or sell such properties, as and when circumstances warrant. The Real Estate Trust also may participate with other entities in property ownership, through joint ventures or other types of co-ownership.

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

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers common stock for each partnership unit provided that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 24.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers common stock are listed on the New York Stock Exchange under trading symbol "BFS."

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

At September 30, 1999, Saul Holdings Partnership owned, directly or indirectly through the Subsidiary Partnerships, 34 community and neighborhood shopping centers located in seven states and the District of Columbia, one office property and one office/retail property located in the District of Columbia, one research park located in a Maryland suburb of Washington, D.C. and one property planned to be converted to an industrial/warehouse facility located in Oklahoma.

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

Saul Centers shares with affiliates of the Trust certain ancillary functions at cost, such as computer and payroll services, benefit administration and in-house legal services, and shares insurance expense on a pro rata basis. Affiliates of the Trust sublease office space to Saul Centers at cost. The terms of all sharing arrangements, including payments related thereto, are reviewed periodically by the independent directors of Saul Centers, who constitute six of the eleven members of the board of directors.

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

As unitary savings and loan holding companies, the holding companies are virtually unrestricted in the types of business activities in which they may engage, provided the bank continues to meet the qualified thrift lender test. See "Banking Regulation - Qualified Thrift Lender Test." If the holding companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the bank, the holding companies would become "multiple" savings and loan holding companies.

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

Savings institutions, such as the bank, generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions and, in some cases, other financial institutions. Certain significant aspects of the federal income taxation of the bank are discussed below.

The Internal Revenue Service has notified the Trust that its consolidated federal tax returns for the fiscal years ended September 30, 1996 and 1995 have been selected for review.

Bad Debt Reserve. For taxable years beginning before December 31, 1995, savings institutions that satisfied certain requirements were permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To qualify for this treatment, at least 60% of a savings institution's assets had to be "qualifying assets," including cash, certain U.S. and state government securities and loans secured by interests in residential real property.

In establishing its reserves from calendar year 1988 through fiscal 1996, the bank calculated its bad debt deduction for tax purposes using the experience method. The experience method was based on the institution's actual loan loss experience over a prescribed period. As of September 30, 1996 accumulated reserves were approximately $111.8 million.

Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and took effect for taxable years beginning after December 31, 1995. As a result, for fiscal 1999 and fiscal 1998 taxable years, the bank no longer is able to use the "reserve method" for computing its bad debt deduction and can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of this legislation also require thrifts to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The bank's accumulated reserves since 1987 which are subject to recapture under this rule are $101.3 million. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank's financial statements.

Consolidated Tax Returns; Tax Sharing Payments. Generally, the operations of the Trust have generated significant net operating losses. The bank's taxable income generally has been sufficient to fully utilize the losses of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended, the bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below.

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

The bank made tax sharing payments of $6.6 million in fiscal 1999. During the quarter ended December 31, 1998, the tax sharing payments were conditioned on a pledge by or on behalf of the Trust of certain Trust or other assets to secure certain of its obligations under the tax sharing agreement pursuant to a calculation contained in an agreement between the Trust and the bank. All pledged assets were released as of December 31, 1998, based on that calculation. At September 30, 1999, the amount of tax sharing payments due to the Trust from the bank was $3.6 million. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the Trust's affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (2) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an extension of credit by the bank to the Trust which, as described above under "Holding Company Regulation," is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

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

State Taxation

Maryland law does not allow the filing of consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the bank and its subsidiaries, that are subject to Maryland income tax are required to file separately in Maryland. The Trust and its subsidiaries are also subject to income taxes in other states, some of which allow or require combined or consolidated filings.

BANKING

Regulation

Federal Home Loan Bank System. The bank is a member of the Federal Home Loan Bank of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the bank obtains advances from the FHLB of Atlanta. At September 30, 1999, the bank had outstanding advances of $1.7 billion. See Note 21 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

o 1.0% of mortgage-related assets;

o 0.3% of total assets;

o $500; or

o 5.0% of outstanding advances.

The bank had an investment of $87.2 million in FHLB of Atlanta stock at September 30, 1999. The bank earned dividends of $4.0 million and $2.4 million during the years ended September 30, 1999 and 1998. Recently enacted legislation makes a number of reforms to the existing FHLB system. See "Recent Legislation."

Liquidity Requirements. The bank is required to maintain a daily average balance of liquid assets equal to 4.0% of its average daily balance of deposits, plus borrowings payable in one year or less. Liquid assets include cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds, certain mortgage-related securities, certain mortgage loans and U.S. Government, state government and federal agency obligations. Failure to meet this requirement could subject the bank to monetary penalties imposed by the OTS. At September 30, 1999, the bank was in compliance with the liquidity requirement, with a liquid assets ratio of 10.5%.

Deposit Insurance Premiums. Under FDIC insurance regulations, the bank is required to pay premiums to the SAIF for insurance of its deposit accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits based on supervisory evaluations and on the institution's capital category under the OTS's prompt corrective action regulations. See "Prompt Corrective Action."

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund, also known as "BIF," and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits.

A prior differential between BIF and SAIF assessment rates was eliminated when, pursuant to legislation enacted in 1996, thrift institutions paid a one-time assessment to recapitalize the SAIF. Since that time, the basic deposit insurance rates for SAIF members have been the same as the rates for BIF members.

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 5.99 basis points for SAIF members and 1.198 basis points for BIF members for the first semi-annual period of 1999 and 5.86 basis points for SAIF members and 1.172 basis points for BIF members for the second semi-annual period of 1999. This differential will remain in effect through December 31, 1999, after which BIF and SAIF members will pay identical FICO assessments, which are expected to be approximately 2.12 basis points. As a result, the bank and other institutions with SAIF-assessable deposits will no longer pay higher deposit insurance premiums than comparable institutions with BIF-assessable deposits.

SAIF insurance may be terminated by the FDIC, after notice and a 30-day corrective period, if the FDIC finds that a financial institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC. The 30-day period may be eliminated by the FDIC with the approval of the OTS.

Regulatory Capital.  The bank is subject to:

o a minimum tangible capital requirement,

o a minimum core (or leverage) capital requirement, and

o a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 1999, the bank's tangible capital ratio was 5.94%, its core (or leverage) ratio was 5.94%, and its total risk-based capital ratio was 13.04%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%.

The tangible capital requirement adopted by the OTS requires the bank to maintain "tangible capital" in an amount not less than 1.5% of tangible assets. "Tangible capital" is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount that can be included in core capital.

Under the minimum leverage ratio requirement, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 4.0%. "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets.

Under OTS regulations, servicing assets and purchased credit card relationships, referred to in this report as "PCCRs," can be included in core capital in an amount up to 100% of core capital. PCCRs and non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 1999, the bank had qualifying servicing assets of $30.3 million, which constituted 5.6% of core capital at that date, and had no PCCRs.

The risk-based capital requirements imposed by the OTS vary the amount of capital required for an asset based on the degree of credit risk associated with that asset and include off-balance sheet assets in the asset base used to compute the bank's risk-based capital ratio.

Capital must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. Under the OTS's capital requirements, the bank maintains dollar-for-dollar capital against securitized assets up to the otherwise applicable capital requirement on the underlying loans in an amount equal to:

o the amounts on deposit in spread accounts,

o the amount of any interest-only strips relating to the securitized assets, and

o certain other items representing recourse for regulatory capital purposes

The OTS and the other federal bank regulatory agencies have proposed revisions to their risk-based capital regulations to address the regulatory capital treatment of recourse obligations and direct credit substitutes involving exposure to credit risk.

The most significant revisions, if adopted, would:

o define recourse to include, among other things, providing credit enhancement beyond any contractual obligation to support assets sold and providing representations and warranties other than those that relate to an existing state of facts that the seller can either control or verify with reasonable due diligence at the time the assets are sold;

o treat direct credit substitutes and recourse obligations consistently; and

o use credit ratings and possibly certain other alternative approaches to match the risk-based capital assessment more closely to an institution's relative risk of loss in asset securitizations.

Any final rules adopted in connection with these revisions that result in increased risk-based capital requirements for an institution would apply only to transactions completed after the effective date of the final rules.

There are currently four categories of risk-weightings:

o 0% for cash and similar assets,

o 20% for qualifying mortgage-backed securities,

o 50% for qualifying residential permanent real estate loans, and

o 100% for other assets, including consumer loans, commercial real estate loans, loans more than 90 days past due, and real estate acquired in settlement of loans.

The bank generally must maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

The bank may use supplementary capital to satisfy the risk-based capital requirement to the extent of its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 1999, the bank had $51.4 million in general allowances for loan and lease losses, all of which was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out permits these instruments to be included in supplementary capital under one of two options:

o at the beginning of each of the last five years prior to the maturity date of the instrument, the bank must reduce the amount eligible to be included by 20% of the original amount, or

o the bank must include only the aggregate amount of maturing capital instruments that mature in any one year during the seven years immediately prior to an instrument's maturity that does not exceed 20% of its capital.

Once the bank selects either option, it must continue to select the same option for all subsequent issuances of maturing capital instruments as long as the prior issuance remains outstanding. At September 30, 1999, the bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See "Deposits and Other Sources of Funds - Borrowings."

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

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to increase capital requirements.

All or a portion of the assets of each of the bank's subsidiaries are generally consolidated with the assets of the bank for regulatory capital purposes unless all of the bank's investments in, and extensions of credit to, such subsidiary are deducted from capital. The bank's investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank referred to as "non-includable subsidiaries" are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 1999, the bank's investments in, and loans to, its non-includable subsidiaries totaled approximately $4.2 million, of which $4.0 million constituted a deduction from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The bank's equity investments at September 30, 1999 consisted of certain properties classified as real estate held for sale, which the bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 1999, the book value of these properties after subsequent valuation allowances was $7.1 million, of which $6.5 million was required to be deducted from total capital. The bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 1999. The bank has $0.6 million of general valuation allowances maintained against its non-includable subsidiaries and equity investments, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans, referred to in this report as "REO" or "real estate held for sale," to qualify for an exception from treatment as an equity investment. The five year period maybe extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from risk-based capital. In May 1999, the bank received from the OTS additional extensions through May 14, 2000 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal 1990, 1991 and 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital."

The bank's ability to maintain capital compliance depends on a number of factors, including, for example, general economic conditions and the condition of local markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital." The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not done so for the bank.

In June, 1999, the Basle Committee on Banking Supervision outlined proposed revisions to its 1988 risk-based capital accord which forms the basis for the risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. Key components of the proposed revisions include:

o adding a fifth risk-weighting of 150 percent for loans to low quality companies;

o using rating agency assessments to determine risk-weightings for claims on banks, commercial loans and securitization interests;

o liberalizing capital requirements for certain collateralized and guaranteed loans;

o requiring a specific level of additional capital for banks with interest rates "significantly above average";

o establishing a methodology for requiring that capital be maintained against operational risk; and

o authorizing regulators to impose explicit capital requirements on managed or securitized assets.

Comments on the release are due March 31, 2000 and the Basle Committee intends to issue a more detailed proposed new risk-based capital framework later that year. The bank is unable to predict whether or in what form any final changes will be adopted by the Basle Committee, or the extent to which any changes actually adopted will be reflected in the capital requirements that apply to the bank.

Prompt Corrective Action. The OTS and the other federal agencies regulating financial institutions have adopted regulations which apply to every FDIC-insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories for purposes of determining an institution's treatment under these prompt corrective action provisions.

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

An institution is considered "adequately capitalized" if its leverage ratio is at least 4.0% (3.0% if rated in the highest supervisory category), its tier 1 risk-based capital ratio is at least 4.0% and its total risk-based capital ratio is at least 8.0%.

An institution with a leverage ratio below 4.0% (3.0% if rated in the highest supervisory category), a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0% is considered "undercapitalized." An institution with a leverage ratio or tier 1 risk-based ratio under 3.0% or a total risk-based ratio under 6.0% is considered "significantly undercapitalized." Finally, an institution is considered "critically undercapitalized," and subject to provisions mandating appointment of a conservator or receiver, if its ratio of "tangible equity" to total assets is 2.0% or less. "Tangible equity" generally includes core capital plus cumulative perpetual preferred stock.

An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

At September 30, 1999, the bank's leverage ratio of 5.94%, its tier 1 risk-based ratio of 8.33%, and its total risk-based capital ratio of 13.04% exceeded the minimum ratios established for "well capitalized" institutions.

Board Resolution. At the request of the OTS, the Board of Directors of the bank adopted a resolution in March 1996, which, among other things, permitted the bank:

o to make tax sharing payments without OTS approval to the Trust, which owns 80% of the bank's Common Stock, of up to $15.0 million relating to any single fiscal year; and

o to declare dividends on its stock in any quarterly period up to the lesser of:

o 50% of its after tax net income for the immediately preceding quarter, or

o 50% of the average quarterly after tax net income for the immediately preceding four-quarter period, minus (in either case) dividends declared on the bank's preferred stock during that quarterly period.

The resolution also required the bank to present a plan annually to the OTS detailing anticipated consumer loan securitization activity. Effective May 18, 1999, the Board of Directors of the bank rescinded this resolution reflecting improvement in the bank's overall condition since its original adoption.

Qualified Thrift Lender Test. The bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires the bank to maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of the percentage is the bank's "qualified thrift investments" and the denominator is the bank's "portfolio assets." "Portfolio assets" is defined as total assets minus

o the bank's premises and equipment used to conduct the bank's business,

o liquid assets up to 20 percent of total assets, and

o intangible assets, including goodwill.

The QTL test must be met on a monthly average basis in nine out of every 12 months.

The bank's "qualified thrift investments" consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Federal National Mortgage Association stock, small business loans, credit card loans and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans), 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low or moderate income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The bank had 84.6% of its assets invested in qualified thrift investments at September 30, 1999, and met the QTL test in each of the previous 12 months.

An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to meet the QTL test, it may not:

o make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank,

o establish any new branch office at any location at which a national bank could not establish a branch office,

o obtain new advances from the FHLB, and

o pay dividends beyond the amounts permissible if it were a national bank.

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

Because Chevy Chase is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require Chevy Chase to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the bank's current activities, management of the bank believes that compliance with these restrictions would not have a significant adverse effect on the bank. In addition, the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies. As a result, failure by Chevy Chase to meet the QTL test, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the bank.

The bank has taken, and will continue to take, steps to meet the QTL test by structuring its balance sheet to include the required percentage of qualified thrift investments.

Dividends and Other Capital Distributions. OTS regulations limit the ability of the bank to make "capital distributions." "Capital distributions" include payment of dividends, stock repurchases, cash-out mergers, repurchases of subordinated debt and other distributions charged against the capital accounts of an institution. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the bank's outstanding subordinated debentures.

The bank must notify the OTS before making any capital distribution. In addition, the bank must apply to the OTS to make any capital distribution regardless of its size if the bank does not qualify for expedited treatment under OTS regulations. If the bank qualifies for expedited treatment, an application is required only if the total amount of all of the bank's capital distributions for the year exceeds the sum of the bank's net income for the year and its retained net income for the previous two years.

In considering a notice or application, the OTS will not permit a capital distribution if:

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

Dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, referred to in this report as the "REIT Preferred Stock," issued by Chevy Chase Preferred Capital Corporation, referred to in this report as the "REIT Subsidiary," are not considered "capital distributions" provided the bank is classified as "well-capitalized." However, if the bank were not classified as "well-capitalized," the entire amount of the REIT Subsidiary preferred dividends would be treated as a capital distribution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Capital."

Under OTS capital distribution resolutions in effect prior to April 1, 1999, the bank was permitted to make capital distributions without regulatory approval in amounts up to the greater of:

o 100% of the bank's net income for the calendar year to date, plus up to one-half of the excess of its capital over the regulatory requirements at the beginning of the calendar year in which the distribution was made; or

o 75% of net income for the most recent four quarters.

The bank could seek OTS approval to pay dividends beyond these amounts.

In May 1988, in connection with the merger of a Virginia thrift into the bank, B.F. Saul Company and the Trust entered into a capital maintenance agreement in which they agreed not to cause the bank without prior written approval of the OTS to pay dividends in any fiscal year in excess of 50% of the bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year.

The bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of:

o $15 million,

o 66 2/3 % of the bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993, and

o the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank.

Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank's 10 3/8% Noncumulative Preferred Stock, Series B, referred to in this report as the "Series B Preferred Stock," if issued in exchange for the outstanding REIT Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Capital" and "Security Ownership of Certain Beneficial Owners and Management."

Effective May 18, 1999, the Board of Directors of the bank rescinded a 1996 resolution containing additional limits on the amount of dividends that could be paid by the bank. See "Board Resolution."

The payment of any dividends on the bank's common stock and preferred stock will be determined by the Board of Directors based on the bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the Board of Directors determines are relevant, including applicable government regulations and policies. See "Deposits and Other Sources of Funds - Borrowings."

Lending Limits. The bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The bank may lend an additional 10% for loans fully secured by readily marketable collateral. The bank's regulatory lending limit was approximately $127.0 million at September 30, 1999, and no group relationships exceeded this limit at that date.

Safety and Soundness Standards. The federal financial institution regulators have developed standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards cover internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. An institution that fails to meet a standard that is imposed through regulation may be required to submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may:

o restrict its rate of asset growth,

o prohibit asset growth entirely,

o require the institution to increase its ratio of tangible equity to assets,

o restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or

o require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action.

Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

The asset quality standards require that the bank establish and maintain a system to identify problem assets and prevent deterioration of those assets. The earnings standards require that the bank establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Regulatory Assessments. The OTS imposes five separate fees to fund its operations:

o semi-annual assessments for all savings institutions,

o examination fees for certain affiliates of savings associations,

o application fees,

o securities filing fees and

o publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling $1.28 million for the bank for the twelve-month period ending December 31, 1999.

Beginning January 1, 1999, the OTS began charging examination and supervisory assessments based on a revised formula intended to more accurately reflect the OTS's estimates of the actual cost of examining and supervising an institution. Unlike the previous formula, the revised formula imposes a surcharge on institutions with a supervisory rating of 3 in addition to institutions with a supervisory rating of 4 or 5 that already paid a surcharge. Surcharges are also imposed on "complex institutions," which the OTS defines as any institution with over $1 billion of off-balance sheet assets consisting of loans serviced for others, trust assets and recourse obligations or direct credit substitutes. The bank is treated as a "complex institution" for these purposes.

Other Regulations and Legislation. Chevy Chase must obtain prior approval of the OTS before merging with another institution or before acquiring insured deposits through certain transactions. Also, as an SAIF-insured institution, the bank is subject to limitations on its ability to buy or sell deposits from or to, or to combine with, a BIF-insured institution. Despite these restrictions, SAIF-insured thrifts may be acquired by banks or by bank holding companies under certain circumstances.

The federal agencies regulating financial institutions possess broad enforcement authority over the institutions they regulate, including the authority to impose civil money penalties of up to $1 million per day for violations of laws and regulations.

Federally chartered thrifts like Chevy Chase generally are permitted to establish new branches anywhere in the United States, provided that they meet the QTL test and their regulatory capital requirements and have at least a satisfactory rating under the Community Reinvestment Act, also known as "CRA."

Amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority:

o administrative expenses of the receiver,

o any deposit liability of the institution,

o any other general or senior liability of the institution (which is not an obligation described below ), o any obligation subordinated to depositors or general creditors which is not a stockholder obligation, and

o any obligation to stockholders arising as a result of their status as stockholders.

On February 4, 1999, the OTS and the other federal bank regulatory agencies adopted changes to the regulatory classification policies for retail credit, including:

o a revised charge-off policy for open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency;

o a charge-off policy for loans affected by bankruptcy, fraudulent activity, and/or death of a borrower;

o a revised policy for treatment of partial payments;

o a revised re-aging policy for past due accounts; and

o a classification policy for delinquent residential mortgage and home equity loans.

The changes will take effect December 31, 2000.

Recent Legislation

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, which amends existing federal and state law beginning March 11, 2000 to permit affiliations among banks, securities firms, insurance companies, and other financial services providers. The Act also contains a variety of other provisions affecting the financial services industry. While many of the Act's key provisions apply only to commercial banks, several provisions directly affect thrift institutions such as the bank and its parent companies.

The Act preserves the existing thrift charter and the regulatory authority of the OTS, but eliminates the prior authority for companies engaged in non-financial activities to control a single thrift institution that meets the QTL test (so-called "unitary thrift holding companies"). Existing unitary thrift holding companies retain broad grandfather rights under the Act. Thus, the Trust, B.F. Saul Company, CCPC and Westminster (together the "Holding Companies") -- each of which is registered as a unitary thrift holding company because of its direct or indirect ownership interests in the bank or the Trust-- may continue to engage directly or through existing or new subsidiaries in any commercial or financial activities in which they were engaged or authorized to engage as of May 4, 1999. However, the Act prohibits the sale of grand-fathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

The Act imposes significant new obligations on the bank with respect to consumer privacy. Under the Act, the bank must establish and disclose annually its privacy policies, provide consumers the right to "opt out" of disclosures to unaffiliated third parties, and abide by regulatory standards to protect the security and confidentiality of consumer information. The Act also expressly prohibits the bank from disclosing customer account numbers to any non-affiliated party for marketing purposes. The Act's privacy provisions do not preempt state laws that provide greater protections to consumers, and the federal banking agencies together with Treasury, the Securities and Exchange Commission and the Federal Trade Commission must adopt regulations implementing the Act's privacy provisions, which will take effect on November 12, 2000 unless postponed by the agencies.

The Act also eliminates the SAIF special reserve and returns those funds to the general SAIF insurance fund, thus reducing the risk of new deposit insurance premium disparities between banks and thrifts.

The Act reforms the FHLB system by, among other things, making membership in the FHLB voluntary rather mandatory for federal thrifts such as the bank, imposing specific regulatory capital requirements on the FHLBs, and expanding access to FHLB advances particularly for smaller banks and thrifts. Because membership is required to obtain advances from the FHLB and the bank expects to continue to rely on FHLB advances as an important source of funds, the bank currently plans to remain a member of the FHLB of Atlanta.

The Act amends the Community Reinvestment Act by:

o establishing CRA requirements that must be met by financial holding companies in order to engage in the expanded activities authorized under the Act;

o reducing the CRA examination schedule for qualifying community banks and thrifts with assets of $250 million or less; and

o requiring public disclosure of CRA agreements between banking organizations and community groups or other private parties.

The Act contains a variety of other provisions, including, for example, provisions codifying existing practices regarding disclosure of ATM surcharges, and, effective May 12, 2001, permitting thrift institutions to offer common trust funds without registering those funds under the federal securities laws.

The bank is currently reviewing the various provisions of the Act.

Federal Reserve System

The Federal Reserve Board requires the bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the bank's earnings.

FRB regulations generally require that reserves be maintained against net transaction accounts. Prior to December 1, 1998, the first $4.7 million of the bank's transaction accounts were subject to a 0% reserve requirement. The next $43.1 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $47.8 million were subject to a 10.0% reserve requirement. Effective December 1, 1998, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.7 million to $4.9 million and decreased the "low reserve tranche" from $43.1 million to $41.6 million. The bank met its reserve requirements for each period during the year ended September 30, 1999. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements imposed by the OTS.

Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

Community Reinvestment Act

Under the CRA and the OTS's regulations, the bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution's record in satisfying the intent of the CRA in connection with its examination of the bank. In addition, the OTS is required to take into account the bank's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 1995 through June 1997, the bank received an "outstanding" CRA rating, the highest rating given by the OTS. The bank is scheduled for its next CRA examination in the year 2000.

The bank is evaluated under CRA primarily on the basis of its lending and investment in, and provision of services, to low- and moderate-income areas.

In August 1994, Chevy Chase and its subsidiary, B. F. Saul Mortgage Company, entered into an agreement with the United States Department of Justice which committed them to continue the types of lending practices, branching strategies and promotional programs that are designed to increase the level of banking services available to traditionally underserved areas of the Washington, DC metropolitan area. Specifically, the companies agreed to invest $11.0 million in the African-American community of the Washington, DC metropolitan area over a five-year period. As part of their ongoing strategy to serve all of the community, the companies fulfilled the requirements of the agreement. Although this agreement expired during August 1999, the companies will maintain their commitment to serving all areas of their community.

Other Aspects of Federal Law

The bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

Holding Company Regulation

The Holding Companies are "savings and loan holding companies" subject to regulation, examination and supervision by the OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

The Holding Companies must obtain the OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as "unitary thrift holding companies" and the activities in which the Holding Companies may engage have been grandfathered under recently enacted legislation. See "Recent Legislation." As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See "Qualified Thrift Lender Test." If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the bank, the Holding Companies would become "multiple" savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution's state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

The Trust and B.F. Saul Company entered into an agreement with OTS's predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the bank's regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and no longer requires such agreements from companies acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the bank have changed significantly as a result of FIRREA. The OTS has stated that capital maintenance agreements entered into prior to the modification of OTS policy and the enactment of FIRREA were not affected by those changes. The Trust and B.F. Saul Company have not sought to modify the existing agreement. To the extent the bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and the B.F. Saul Company under the agreement.

If the bank were to become "undercapitalized" under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the bank would take to become "adequately capitalized." The OTS could not accept the plan unless the Holding Companies guaranteed in writing the bank's compliance with that plan. The aggregate liability of the Holding Companies under such a commitment would be limited to the lesser of:

o an amount equal to 5.0% of the bank's total assets at the time the bank became "undercapitalized," and

o the amount necessary to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with its capital plan.

If the Holding Companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to "significantly undercapitalized" institutions. See "Prompt Corrective Action."

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 becomes effective for the first quarter of fiscal years beginning after June 15, 2000. The impact of SFAS 133 on the bank's financial statements has not yet been determined.

Market Area

The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, DC area's seasonally unadjusted unemployment rate is generally below the national rate and was 2.6% in September 1999, compared to the national rate of 4.1%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and Fairfax County in Virginia. Approximately 15.4% of the bank's deposits at September 30, 1999 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, and ranked third in market share of deposits in Prince George's County at June 30, 1998, according to the most recently published industry statistics. The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in both Montgomery and Fairfax Counties in September 1999 of 1.8% was below the national rate of 4.1% and state rates of 3.3% for Maryland and 3.0% for Virginia for the same month.

The bank historically has concentrated its lending activities in the Washington, DC metropolitan area. See "Lending Activities."

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

The bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. All investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 1999 and 1998.

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 1999 and 1998.

At September 30, 1999 and 1998, the bank held automobile receivables-backed securities which were classified as trading securities. These securities were created as part of two automobile loan securitizations and represent subordinate classes of certificates retained by the bank.

Lending Activities

Loan and Lease Portfolio Composition. At September 30, 1999, the bank's loan and lease portfolio totaled $6.5 billion, which represented 70.7% of its total assets. It should be noted that all references in this report to the bank's loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 67.1% of the loan and lease portfolio at that date.

The following table sets forth information concerning the bank's loan and lease portfolio net of unfunded commitments for the periods indicated.

Loan and Lease Portfolio
(Dollars in thousands)

                                                                       September 30,
                        ------------------------------------------------------------------------------------------------------------
                                1999                 1998                   1997                  1996                  1995
                        ------------------------------------------   -------------------   -------------------   -------------------
                                     % of                  % of                  % of                  % of                  % of
                           Balance   Total       Balance   Total       Balance   Total       Balance   Total       Balance   Total
                        ------------ -------  ------------ -------   ----------- -------   ----------- -------   ----------- -------
Single family
 residential (1)        $ 4,098,523  63.4 %   $ 1,821,982  65.7 %    $  849,955  33.2 %    $1,601,483  47.2 %    $1,391,694  47.3 %

Home equity (1)             239,673   3.7         135,122   4.9          94,088   3.7          32,052   0.9          29,024   1.0

Commercial real estate
 and multifamily             57,051   0.9          74,164   2.7          53,551   2.1          78,866   2.3          85,781   2.9

Real estate
 construction and ground    228,464   3.5         108,379   3.9          54,998   2.2          63,907   1.9          32,652   1.1

Commercial                  394,142   6.1         174,076   6.3          98,346   3.9          57,023   1.7          13,986   0.5

Credit card (1)                   0   0.0               0   0.0       1,077,149  42.3       1,118,271  33.0       1,012,548  34.4

Automobile (1)              827,436  12.8         121,372   4.4         113,241   4.4         239,006   7.2         207,266   7.0

Subprime automobile (1)     480,533   7.4         236,454   8.5         116,627   4.6          62,060   1.8          31,951   1.1

Home improvement and
 related loans (1)          106,847   1.7          67,355   2.4          55,453   2.2          99,192   2.9         112,705   3.8

Overdraft lines of
 credit and other
 consumer                    31,645   0.5          33,484   1.2          36,029   1.4          37,954   1.1          26,206   0.9

                        ------------ -------    ---------- -------   ----------- -------   ----------- -------   ----------- -------
                          6,464,314  100.0%     2,772,388  100.0%     2,549,437  100.0%     3,389,814  100.0%     2,943,813  100.0%
                        ------------ =======    ---------- =======   ----------- =======   ----------- =======   ----------- =======
Less:
Unearned premiums
 and discounts               (6,562)               (2,163)                  280                   677                   872
Net deferred loan
  origination
  fees (costs)              (16,133)                 (850)               (2,170)              (13,856)              (13,520)
Allowance for loan
 and lease losses            58,139                60,157               105,679                95,523                60,496
                        ------------            ----------           -----------           -----------           -----------
                             35,444                57,144               103,789                82,344                47,848
                        ------------            ----------           -----------           -----------           -----------
    Total loans and
     leases receivable   $ 6,428,870           $ 2,715,244            $2,445,648            $3,307,470            $2,895,965
                        ============            ==========           ===========           ===========           ===========
------------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for sale and/or securitization, if any.

The bank adjusts the composition of its loan and lease portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. In addition, the composition of the bank's loan and lease portfolio as of September 30, 1998 was significantly affected by the sale of the bank's credit card portfolio on that date. See "Regulation Regulatory Capital," "- Qualified Thrift Lender Test" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset and Liability Management."

Contractual Principal Repayments of Loans and Leases. The following table shows the scheduled contractual principal repayments of the bank's loans and leases at September 30, 1999. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 2000, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments
(In thousands)

                               Principal
                                Balance                                  Approximate Principal Repayments
                              Outstanding                                Due in Years Ending September 30,
                                   at         --------------------------------------------------------------------------------------
                              September 30,                                                                               2015 and
                               1999 (1)         2000        2001        2002     2003-2004    2005-2009     2010-2014     Thereafter
                              ------------  ----------- ----------- ----------- ------------ ------------ ------------- ------------
Single family residential     $ 3,986,212   $   67,656  $   71,196  $   74,539  $   160,067  $   489,819  $    638,227  $ 2,484,708
Home equity                       239,673        3,404         996         957        2,500       10,334        17,158      204,324
Commercial real estate
  and multifamily                  57,051       16,125       9,596       3,504        5,180       20,179         2,467           --
Real estate construction
  and ground                      228,464      142,219      69,191       6,910       10,144           --            --           --
Commercial                        394,142       74,948      15,459      24,052       81,197      186,313         6,950        5,223
Automobile                      1,307,969      264,265     288,712     310,012      428,277       16,310           393           --
Home improvement and
  related loans                   102,483        7,218       7,499       7,651       14,922       33,402        22,637        9,154
Overdraft lines of credit
  and other consumer               31,646        4,996       4,831       5,504       14,305        1,997            13           --
Loans held for sale               116,674      116,674          --          --           --           --            --           --
                              ------------  ----------- ----------- ----------- ------------ ------------ ------------- ------------

  Total loans receivable (2)  $ 6,464,314   $  697,505  $  467,480  $  433,129  $   716,592  $   758,354  $    687,845  $ 2,703,409
                              ============  =========== =========== =========== ============ ============ ============= ============


Fixed-rate loans              $ 4,071,861   $  499,431  $  420,041  $  388,837  $   583,375  $   503,962  $    455,924  $ 1,220,291
Adjustable-rate loans           2,275,779       81,400      47,439      44,292      133,217      254,392       231,921    1,483,118
Loans held for sale               116,674      116,674          --          --           --           --            --           --
                              ------------  ----------- ----------- ----------- ------------ ------------ ------------- ------------

  Total loans receivable (2)  $ 6,464,314   $  697,505  $  467,480  $  433,129  $   716,592  $   758,354  $    687,845  $ 2,703,409
                              ============  =========== =========== =========== ============ ============ ============= ============




------------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans outstanding at September 30, 1999 which were due after one year, an aggregate principal balance of approximately $3.6 billion had fixed interest rates and an aggregate principal balance of approximately
$2.2 billion had adjustable interest rates.
(2) Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans' Administration -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 1999, principal repayments of $580.8 million are contractually due within the next year. Of this amount, $499.4 million is contractually due on fixed-rate loans and $81.4 million is contractually due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the bank's real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans
(In thousands)

                                                                   For the Year Ended September 30,
                                                           --------------------------------------------------
                                                                1999             1998              1997
                                                           ---------------- ----------------  ---------------

Real estate loan originations and purchases: (1)

Single family residential                                  $     3,526,750  $     2,814,171   $    1,438,333
Home equity                                                        331,371          448,071          259,999
Commercial real estate and multifamily                              28,416           21,184               29
Real estate construction and ground                                289,228          126,295           64,430
                                                           ---------------- ----------------  ---------------

Total originations and purchases                                 4,175,765        3,409,721        1,762,791
                                                           ---------------- ----------------  ---------------

Principal repayments                                              (710,376)        (348,676)        (501,190)
Sales (2)                                                          (52,914)        (423,078)        (413,645)
Loans transferred to real estate acquired
  in settlement of loans                                            (1,909)          (4,938)          (4,706)

                                                           ---------------- ----------------  ---------------
                                                                  (765,199)        (776,692)        (919,541)
                                                           ---------------- ----------------  ---------------

Transfers to mortgage-backed securities (3)                       (926,502)      (1,545,974)      (1,566,966)
                                                           ---------------- ----------------  ---------------


Increase (decrease) in real estate loans                   $     2,484,064  $     1,087,055   $     (723,716)
                                                           ================ ================  ===============




(1) Excludes unfunded commitments.
(2) Includes securitization and sale of home equity receivables into new trusts of $298.8 million and $170.6 million for the years ended September 30, 1998 and 1997. There were no securitizations or sales of home equity receivables into new trusts during the year ended September 30, 1999.
(3) Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending. The bank originates a variety of loans secured by single-family residences. At September 30, 1999, $4.3 billion, or 67.1%, of the bank's loan and lease portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $2.0 billion, or 70.6%, at September 30, 1998. Of these amounts, $20.7 million and $25.5 million consisted of FHA-insured or VA-guaranteed loans at September 30, 1999 and 1998. Approximately 55.0% of the principal balance of the bank's single-family residential real estate loans at September 30, 1999, were secured by properties located in Maryland, Virginia or the District of Columbia.

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

The bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the bank's underwriting criteria and review. During the year ended September 30, 1999, approximately $2.1 billion of loans settled under the correspondent program.

Interest rates on the majority of the bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the bank's markets. The ARMs currently offered by the bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%. At September 30, 1999, 48.0% of the bank's residential mortgage loans were comprised of ARMs.

Loan sales provide the bank with liquidity and additional funds for lending, enabling the bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal 1999, sales of mortgage loans originated or purchased for sale by the bank totaled $52.9 million compared to $423.1 million during fiscal 1998. The decline from the 1998 level is primarily attributable to decreased home equity securitization activity following the sale of the credit card portfolio at September 30, 1998. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The bank's conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the sale and/or securitization of those loans. In order to manage its interest-rate exposure, the bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 1999, the bank had $112.4 million of single-family residential loans held for sale to investors.

From time to time, as part of its capital and liquidity management plans, the bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 1999 and 1998 the bank exchanged $1.8 million and $1.2 billion of single-family residential loans held in its portfolio for mortgage-backed securities which the bank retained for its own portfolio. The decline in exchanges during fiscal year 1999 reflects the bank's improved capital position following the sale of its credit card portfolio and operations on September 30, 1998.

When the bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, inspects the properties, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 1999, the bank was servicing residential permanent loans totaling $3.5 billion for other investors. See "Loan Servicing."

Sales of Mortgage-Backed Securities. The bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally issued in the same month as they are sold. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower's election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 1999 and 1998, the bank originated and sold $924.7 million and $320.7 million of mortgage-backed securities and recognized gains of $7.2 million and $1.0 million. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 1999.

Home Equity Lending. The bank's home equity credit line loans provide revolving credit secured principally by a second mortgage on the borrower's home. Home equity credit line loans bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. In order to promote its home equity credit line loan program, the bank currently offers prospective borrowers a below-market interest rate for an introductory period and settlement without closing costs.

During fiscal 1999, the bank purchased $135.1 million of home equity credit line loans at a premium. The bank may make additional purchases of such loans in the future as a way to supplement its direct origination of such loans.

Securitization and sale of home equity receivables has been an important element of the bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition." The bank transferred $79.4 million of home equity credit line receivables in existing trusts to investors and recognized a gain of $2.9 million during the year ended September 30, 1999. The bank transferred $298.8 million and $170.6 million of home equity receivables in fiscal 1998 and fiscal 1997 to trusts for securitization and sale to investors. Gains of $19.7 million and $11.8 million were recognized by the bank as a result of these transactions. The bank continues to service the underlying accounts.

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans increased 56.4% in fiscal 1999 to $285.5 million at September 30, 1999, from $182.5 million at September 30, 1998. The bank provides financing, generally at market rates, to certain purchasers of its real estate owned. Additionally, the bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

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

Business development efforts originated by the bank's Business Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $220.1 million during fiscal 1999 from $174.0 million at September 30, 1998 to $394.1 million at September 30, 1999. During fiscal year 1999, the bank purchased commercial loan participations to a greater extent than in previous years. Of the $394.1 million, 35.7% represents participations by the bank in commercial loans which were originated by other financial institutions. The bank believes its balances of commercial loans will increase as it continues to expand this aspect of its business. In addition, management believes that the acquisition of ASB will continue to enhance the operations of the Business Banking Group by allowing the bank to offer a broader variety of investment products and fiduciary services to institutional customers.

Federal laws and regulations limit the bank's commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans. At September 30, 1999 the bank was in compliance with this limit.

Consumer Lending. Chevy Chase currently offers a variety of consumer loans, including automobile loans, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. In the later part of fiscal 1998, the bank also began offering automobile leases. In addition, through a wholly-owned subsidiary, the bank offers "subprime" automobile loans. "Subprime" refers to a category of loans made to applicants who have experienced certain adverse credit events, but who meet certain other creditworthiness tests. See "Consumer Loan Underwriting." Following the sale of the credit card portfolio to FUSA on September 30, 1998, the bank no longer offers its own credit card loans, but has an agreement with FUSA pursuant to which the bank provides credit cards issued by FUSA to the bank's local customers. The bank's portfolios of automobile loans and automobile leases, home improvement and related loans and other consumer loans totaled $1.3 billion, $106.8 million and $31.6 million at September 30, 1999, which accounted for a combined 22.5% of total loans at that date. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 1999, the bank purchased or originated $1.2 billion and $67.7 million of automobile loans and home improvement loans.

Federal laws and regulations limit the bank's secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 1999, the bank was in compliance with this limit.

Real Estate Loan Underwriting. In the loan approval process, Chevy Chase assesses both the borrower's ability to repay the loan and, in appropriate cases, the adequacy of the proposed security. The Board of Directors has delegated credit approval authority to the Executive Loan Committee and certain senior officers based on credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the bank's approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All loans of $30 million or more are presented to the Board of Directors for final approval.

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

The bank generally lends on its residential mortgage loans up to 95% of the appraised value of owner-occupied single-family homes. The bank generally also lends up to 80% of the appraised value of the completed project to finance the construction of such homes. The loan-to-value ratio generally applied by the bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. In some circumstances, the bank originates a first and second mortgage loan simultaneously where the total loan value does not exceed 95% of the appraised value of the property.

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

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the bank's liens. The bank requires fire and casualty insurance for permanent loans including home equity credit line loans and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase's approval. Generally, for any residential loan, including home equity credit line loans in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the bank's mortgage insurance is placed with six carriers.

Substantially all fixed-rate mortgage loans originated by the bank contain a due-on-sale clause providing that the bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the bank. The bank's ARMs generally are assumable.

Commercial Loan Underwriting. All commercial loan requests are underwritten and approved under authorities granted to specified committees and individuals as outlined in the bank's credit policies. The scope and depth of the underwriting for a particular request are generally dictated by the size of the proposed transaction. All commercial loans greater than $100,000 are assigned a risk rating at inception, based on a risk-rating system established in the bank's credit policies.

Consumer Loan Underwriting. Consumer loans, which include automobile loans, home improvement and related loans and overdraft lines of credit, are originated or purchased by the bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower's ability and willingness to repay the loan. In conducting this assessment, the bank considers the borrower's ratio of debt to income, various credit scoring models and evaluates the borrower's credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower's equity in the collateral and the terms of the loan are also considered. The bank's guidelines are intended only to provide a basis for lending decisions, and exceptions to such guidelines may, within certain limits, be made based upon the credit judgment of the bank's lending officer. The bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures.

The bank also makes subprime automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary apply to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank's guidelines for its traditional loan program, but who meet certain other creditworthiness tests. Such loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank's traditional lending program. See "Subsidiaries Operating Subsidiaries."

Loan Servicing. In addition to interest earned on loans, the bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Servicing income earned on single-family residential mortgage loans owned by third parties and the bank's securitization and servicing of credit card, home equity, automobile and home loan receivables portfolios, had been a source of substantial earnings for the bank in past years. Following the sale of its credit card portfolio and operations on September 30, 1998, the bank has significantly curtailed its securitization activities which, when combined with the elimination of credit card servicing fees, has led to a substantial decrease in servicing and securitization income. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the bank's servicing income as of or for the years indicated.

                                                                            As of or For the Year Ended September 30,
                                                             -----------------------------------------------------------------------
                                                                     1999                      1998                     1997
                                                             -------------------       -------------------      --------------------
                                                                                          (in thousands)
Residential........................................                 $  3,459,750              $  4,003,946              $  3,930,371
Credit card........................................                        -                         -                     4,015,172
Home equity........................................                      195,296                   421,432                   459,130
Automobile.........................................                      556,238                 1,055,746                 1,083,026
Home Improvement loans.............................                      106,069                   200,033                   244,140
                                                             -------------------       -------------------      --------------------
   Total amount of loans
   serviced for others (1).........................                 $  4,317,353              $  5,681,157              $  9,731,839
                                                             ===================       ===================      ====================
Servicing and securitization
   income (2)......................................                   $   31,670               $   231,674               $   303,216
                                                             ===================       ===================      ====================
 --------------------

(1) The bank's basis in its servicing assets and interest-only strips at September 30, 1999, 1998 and 1997 was $38.1 million, $40.7 million and $128.8 million.

(2) In each of the years ended September 30, 1999, 1998 and 1997, servicing and securitization income as a percentage of net interest income before provision for loan and lease losses was 11.6%, 116.4% and 141.3%.

The bank earns fees in connection with the servicing of home equity loans, home improvement loans, automobile loans and single-family residential mortgage loans. The bank's level of servicing and securitization income varies based in large part on the amount of the bank's securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases.

During fiscal 1999, the bank securitized and sold $81.1 million of loan receivables into trusts compared to $1.9 billion during fiscal 1998. The bank's servicing and securitization income decreased from fiscal 1998 principally because of the elimination of the bank's credit card servicing income and the reduction in the bank's securitization activity. The bank's level of servicing and securitization income also declines upon repayment of assets previously securitized and sold and repayment of mortgage loans serviced for others.

The bank's investment in servicing assets including servicing assets and interest-only strips, and the amortization of such assets, are periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which are the estimated rate of repayment of the underlying loans and estimated credit losses. The bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the bank's earnings, could be negatively impacted. No assurance can be given that the bank's receivables will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its servicing assets. Additionally, the bank stratifies its capitalized servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - The bank in this report.

The bank prices its single-family mortgage loans to achieve a competitive yield. Loan origination and commitment fees, and the related costs associated with making the loans, are deferred. For fully amortizing loans originated for the bank's portfolio, the net deferred fees are accreted to interest income over the estimated life of the loans using the level-yield method. Fees deferred on revolving credit lines or loans, which have no scheduled amortization, originated for the bank's portfolio are accreted to income over the estimated lives of the underlying loans using the straight-line method. Fees deferred on loans originated and held for sale are not accreted to income but instead are used in determining the gain or loss on the sale of the loans.

Delinquencies, Foreclosures and Allowances for Losses

Delinquencies and Foreclosures. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the bank may be the purchaser. Thereafter, the acquired property is listed in the bank's account for real estate acquired in settlement of loans until it is sold. Deficiency judgments generally may be enforced against borrowers in Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitations in other jurisdictions in which loans are originated by the bank.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Delinquent Loans" for a discussion of the bank's delinquent loan portfolio at September 30, 1999.

Allowances for Losses. It is the bank's policy to maintain adequate allowances for estimated losses on loans and leases and real estate. Generally, the allowances are based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the bank's customer base, and periodic reviews of loan and lease portfolio quality by bank personnel. The bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved.

Allowances for losses on loans and leases and real estate are based on current events or facts that may ultimately lead to future losses. In addition to reviews of individual portfolio segments, the bank regularly reviews its overall loan and lease portfolio consisting of performing non-classified assets and, based on that review, may establish additional allowances for losses. The bank's actual losses may vary from management's current estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset Quality - Allowances for Losses."

The bank's allowance on its consumer loans and leases is based on a number of factors, including historical charge-off and repayment experience. The bank's reserve methodology is based on an analysis of the characteristics of the portfolio and trends at any particular time. In this regard, the bank considers various historical information relative to the origination date, borrower profiles, delinquencies and other factors. In the case of automobile loans, management also considers the value of the underlying collateral, which can be adversely impacted by the time required to liquidate the collateral as well as the age and type of the collateral, and geographic trends.

The bank's methods for determining the allowance on loans secured by real estate vary depending on whether the loans are secured by residences or by other real estate. For residential mortgage loans, management analyzes the allowance by stratifying residential permanent loans on a state by state basis and on whether the property is occupied by the owner. After the residential permanent portfolio has been stratified by state, historical loss ratios, as adjusted for predictable or quantifiable trends, if known, for the specific states are applied to delinquent loans. Based on this analysis, a reserve component is assigned to residential permanent loans. In the bank's experience, this approach has resulted in timely recognition of necessary allowances, which has been generally supported by the bank's favorable results on the ultimate disposition of the underlying collateral.

The bank assesses the adequacy of its allowances on non-residential mortgage loans, commercial loans, REO and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, internal risk ratings, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The bank obtains current appraisals when properties are classified as REO. The bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

In addition to the allowances described above, allowances are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral or guarantees, if applicable.

REO is carried at the lower of cost or fair value, less selling costs. To date, sales of REO, non-residential mortgage loans, commercial loans and loans classified as investments in real estate have resulted in no material additional aggregate loss to the bank above the amounts already reserved. However, these results do not necessarily assure that the bank will not suffer losses in the future beyond its level of allowances.

The bank's individualized asset review takes place within its Asset Review and Asset Classification Committees. The Asset Classification Committee meets on a quarterly basis to ensure that the bank has adequate allowances for loan losses. The Committee is composed of members of senior management, which reviews risk performance trends within the bank's loan and REO portfolios. The Committee also reviews economic trends and conditions which might impact these portfolios. The allowances are then reviewed within the context of this information. The status of individual criticized and classified assets from $500,000 up to $5,000,000 are also reviewed by this committee. The Asset Review Committee, which meets in conjunction with the Asset Classification Committee and is composed of the same members, reviews the status of individual criticized and classified assets of $5,000,000 or greater. The actions of these Committees are reported to the Board of Directors on an annual basis.

The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The bank believes that its levels of general valuation allowances at September 30, 1999 comply with the guidelines.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 854 ATMs, including 356 ATMs located in grocery stores. These ATMs significantly enhance the bank's position as a leading provider of convenient ATM service in its primary market area. The bank is a member of the "STAR"(R) ATM network which offers approximately 200,000 locations nationwide. The bank is also a member of the "PLUS"(R) ATM network, which offers over 457,000 locations worldwide. In addition, the bank has a partnership agreement with a regional grocery store to provide in-store banking centers at up to 135 Maryland, Virginia, Delaware and Washington DC area stores.

Chevy Chase accepted brokered deposits in fiscal 1999 as a way to diversify the bank's funding sources. The bank had $532.6 million of brokered deposits at September 30, 1999 and none at September 30, 1998. Under FDIC regulations, the bank can accept brokered deposits as long as it meets the capital standards established for well capitalized institutions, or with FDIC approval, adequately-capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. However, during fiscal 1999, they represented a viable alternative source of funds for the bank. The bank will continue to explore using brokered deposits as a source of funds in the future.

The bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 39.0% of the bank's deposits at September 30, 1999 were obtained from depositors residing outside of Maryland, with approximately 17.4% of the bank's deposits being obtained from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

Deposit Analysis
(Dollars in thousands)

                                                                           September 30,
                               ---------------------------------------------------------------------------------------------------

                                      1999                1998                1997                1996               1995
                               ------------------- ------------------- ------------------- ------------------- -------------------

                                           % of                % of                % of                % of                % of
                                 Balance   Total     Balance   Total     Balance   Total     Balance   Total    Balance    Total
------------------------------ ---------- ------- ----------- ------- ----------- ------- ----------- ------- ----------- --------
Demand and NOW accounts        $1,606,169   27.9%  $1,329,839   27.2%  $1,120,375   22.9%  $1,007,902   24.2%  $  950,118   22.8%

Money market deposit accounts   1,125,405   19.5    1,019,569   20.9      983,016   20.1    1,002,688   24.1      984,257   23.7

Statement savings accounts        888,212   15.4      913,467   18.7      907,141   18.5      881,285   21.2      872,366   21.0

Jumbo certificate accounts        486,245    8.4      358,913    7.3      358,737    7.3      125,847    3.0      219,304    5.3

Brokered certificate accounts     532,588    9.3           --     --      315,142    6.4           --     --           --     --

Other certificate accounts      1,016,118   17.6    1,168,746   23.9    1,130,274   23.2    1,077,828   25.9    1,072,196   25.8

Other deposit accounts            108,749    1.9       97,696    2.0       79,071    1.6       68,487    1.6       61,011    1.4
                               ----------- ------- ----------- ------- ----------- ------- ----------- ------- ----------- -------

     Total deposits            $5,763,486  100.0%  $4,888,230  100.0%  $4,893,756  100.0%  $4,164,037  100.0%  $4,159,252  100.0%
                               =========== ======= =========== ======= =========== ======= =========== ======= =========== =======



                                                Average Cost of Deposits
                                                Year Ended September 30,
                               ------------------------------------------------------------

                                      1999                1998                1997
                               ------------------- ------------------- -------------------
Demand and NOW accounts               1.04%               1.99%               2.47%
Money market accounts                 3.36%               3.90%               3.90%
Statement savings and
   other deposit accounts             2.07%               3.02%               3.39%
Certificate accounts                  4.88%               5.41%               5.29%


  Total deposit accounts              3.04%               3.84%               3.95%
                                      =====               =====               =====

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

                                                                                       Deposit Flows
                                                                                  Year Ended September 30,
                                                           -----------------------------------------------------------------------
                                                                                       (in thousands)
                                                                  1999                      1998                     1997
                                                           -------------------       -------------------      --------------------
Deposits to accounts...............................              $ 40,084,375              $ 24,799,407              $ 18,915,801
Withdrawals from
   accounts........................................               (39,355,464)              (24,984,251)              (18,354,989)
                                                           -------------------       -------------------      --------------------
Net cash to (from)
   accounts........................................                   728,911                   (184,844)                 560,812
Interest credited to
   accounts........................................                   146,345                   179,318                   168,907
                                                           -------------------       -------------------      --------------------
Net increase (decrease) in deposit
   balances........................................               $   875,256                $    (5,526)             $   729,719
                                                           ===================       ===================      ====================

Deposit growth may be moderated by the bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 1999 which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits
As of September 30, 1999
(Dollars in thousands)

                     Demand, NOW
                    and Money Market          Statement         Passbook and Other       Certificate
                    Deposit Accounts       Savings Accounts        Core Accounts           Accounts               Total
                 ---------------------- ---------------------- --------------------- ---------------------- ----------------------

Maturing During              Weighted               Weighted               Weighted              Weighted               Weighted
  Year Ending                Average                Average                Average               Average                Average
 September 30,    Amount      Rate        Amount     Rate        Amount     Rate      Amount      Rate        Amount     Rate
---------------- ----------- ---------- ----------- ---------- ----------- --------- ----------- ---------- ----------- ----------

     2000        $2,731,574     1.77%   $  888,212     1.92%   $  108,749     1.70%  $1,825,748     5.03%   $5,554,283     2.86%

     2001             -          -            -         -            -         -        123,753     4.67       123,753     4.67

     2002             -          -            -         -            -         -         41,758     5.30        41,758     5.30

     2003             -          -            -         -            -         -         31,776     5.73        31,776     5.73

     2004             -          -            -         -            -         -         11,916     4.43        11,916     4.43

                 -----------            -----------            -----------           -----------            -----------

     Total       $2,731,574     1.77%   $  888,212     1.92%   $  108,749     1.70%  $2,034,951     5.02%   $5,763,486     2.94%
                 ===========            ===========            ===========           ===========            ===========

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 1999. Included in the $1.0 billion of certificates of deposits maturing in fiscal year 2000 is $532.6 million of brokered deposits.

  Year Ending September 30,         Amount              Weighted Average Rate
  ---------------------------- -----------------        ---------------------
                              (Dollars in thousands)
  2000........................       $  991,634                     5.40%
  2001........................            8,708                     5.11%
  2002........................            3,833                     5.50%
  2003........................            3,506                     5.76%
  2004........................            1,577                     4.43%
                               -----------------              ----------
     Total....................      $ 1,009,258                     5.40%
                               =================              ==========

The following table represents the amounts of deposits by various interest rate categories as of September 30, 1999 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates
As of September 30, 1999
(In thousands)

                                           Accounts Maturing During Year Ending September 30,
                        ------------------------------------------------------------------------------------------

Interest Rate                2000           2001           2002            2003           2004           Total
----------------------  -------------- --------------  -------------  -------------  -------------- --------------
Demand deposits (0%)    $     432,114  $       -       $      -       $       -      $       -      $     432,114

0.01% to 1.99%              2,144,233          -              -               -              -          2,144,233

2.00% to 2.99%                 26,639          -              -               -              -             26,639

3.00% to 3.99%              1,293,847          -              -               -              -          1,293,847

4.00% to 4.99%                657,906         80,667         13,290          1,017          11,658        764,538

5.00% to 5.99%                899,521         41,566         14,994         25,480             258        981,819

6.00% to 7.99%                100,023          1,520         13,474          5,279           -            120,296
                        -------------- --------------  -------------  -------------  -------------- --------------
     Total              $   5,554,283  $     123,753         41,758   $     31,776   $      11,916  $   5,763,486
                        ============== ==============  =============  =============  ============== ==============

Borrowings. The FHLB system functions as a central reserve bank providing credit for member institutions. As a member of the FHLB of Atlanta, Chevy Chase is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The bank had outstanding FHLB advances of $1.7 billion at September 30, 1999.

From time to time the bank enters into repurchase agreements, which are treated as financings. The bank sells securities, which are usually mortgage-backed securities, to a dealer and agrees to buy back the same securities at a specified time which is generally within seven to 90 days. The bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the bank secured by the securities sold. The bank had outstanding repurchase agreements of $526.6 million at September 30, 1999.

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

                                                                                    September 30,
                                                               ---------------------------------------------------------
                                                                      1999                                 1998
                                                               --------------------                 --------------------
                                                                                (Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end..........................................          $   526,571                          $   387,305
Average amount outstanding during
   the year..................................................              371,660                              302,564
Maximum amount outstanding at any
   month-end.................................................              526,571                              806,393
Weighted average interest rate during
   the year..................................................                5.22%                                5.68%
Weighted average interest rate
   on year-end balances......................................                5.78%                                5.63%

On November 23, 1993, the bank sold $150 million principal amount of its 9 1/4% Subordinated Debentures due 2005. Interest on the 1993 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the bank's supplementary capital for regulatory capital purposes. Since December 1, 1998, the 1993 Debentures have been redeemable, in whole or in part, at any time at the option of the bank.

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

Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996 Debentures prior to their stated maturity requires prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of "a similar or higher quality" capital instrument.

Subsidiaries

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the bank's regulatory capital. At September 30, 1999, 2.0% and 3.0% of the bank's assets was equal to $183.5 million and $275.2 million, and the bank had $8.7 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

The bank may establish operating subsidiaries to engage in any activities in which the bank may engage directly. There are no regulatory limits on the amount the bank can invest in operating subsidiaries. The bank is required to provide 30 days advance notice to the OTS and to the FDIC before establishing a new subsidiary or conducting a new activity in an existing subsidiary. The bank engages in a variety of other activities through its subsidiaries, including those described below.

Real Estate Development Activities. Manor Investment Company was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the two remaining properties it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a wholly-owned subsidiary of Chevy Chase Financial Services Corporation, a wholly-owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including customers and depositors of the bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., a wholly-owned subsidiary of CCFS, is a licensed insurance broker offering a variety of "personal line" property and casualty and life insurance programs to the general public, including customers and depositors of the bank. The Company's primary programs consist of home owner and automobile insurance in the property and casualty sector and mortgage and credit card life and disability insurance in the life insurance sector.

Special Purpose Subsidiaries. At September 30, 1999, Chevy Chase Real Estate Corporation, a wholly-owned subsidiary of Chevy Chase, held 100% of the common stock of 23 subsidiaries, 11 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank's investment in the subsidiaries was $105.3 million at September 30, 1999. The bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See "Lending Activities." Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in automobile lending. Chevy Chase Preferred Capital Corporation was formed in August 1996 as an operating subsidiary to invest in real estate assets.

On November 12, 1997, a newly formed operating subsidiary of the bank acquired ASB Capital Management, Inc. through which the bank offers investment, management and fiduciary services to primarily institutional customers.

Employees

The bank and its subsidiaries had 2,953 full-time and 504 part-time employees at September 30, 1999. The bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave and an employee loan program. The bank offers home mortgage loans to employees at prevailing market rates, but waives up to one point of any loan origination fees on home mortgage loans, and provides a yearly rebate equal to 0.5% of the outstanding loan balance of home mortgage loans at calendar year-end. The bank also offers employees a one percent discount on the interest rate on overdraft lines of credit. See "Executive Compensation" for a discussion of certain compensation programs available to the bank's executive officers. None of the bank's employees is represented by a collective bargaining agent. The bank believes that its employee relations are good.

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

The bank's major competition comes from local depository institutions, and, as a result of deregulation of the financial services industry and changing market demands over recent years, regional, national and international financial institutions and other providers of financial services.

The bank estimates that it competes principally with approximately thirteen depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with such institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share with approximately 22%, of deposits in Montgomery County, Maryland, and ranked third in market share with approximately 10% of deposits, in Prince George's County, Maryland at June 30, 1998. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

ITEM 2.  PROPERTIES

Real Estate

A list of the investment properties of the Real Estate Trust is set forth under "Business - Real- Estate - Real Estate Investments."

The Trust conducts its principal business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200 Wisconsin Avenue, Suite 903, Bethesda, Maryland. B.F. Saul Company leases both office facilities on behalf of the Trust.

Banking

At September 30, 1999, the bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland; its office facilities at 7700 and 7735 Old Georgetown Road, Bethesda, Maryland, and 1101 Pennsylvania Avenue, NW, Washington, DC; and 161 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the bank owned the building and land for 29 of its branch offices and leased its remaining 132 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive, 7735 Old Georgetown Road, 1101 Pennsylvania Avenue, NW and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal 2000 to 2019 and the ground leases have terms expiring from fiscal 2029 to 2080. The bank also owns the building and land at 5202 President's Court, Frederick, Maryland. In connection with the sale of the credit card portfolio and related operations on September 30, 1998, the bank entered into a lease agreement with FUSA for this facility. See Note 18 to the Consolidated Financial Statements in this report for lease expense and commitments.

As of November 1999, the bank has OTS approval to open twelve full-service branch offices. The branches, seven in Virginia and five in Maryland, are scheduled to open during fiscal 2000.

The following table sets forth the location of the bank's 161 full-service branch offices at September 30, 1999.

           1 Catoctin Circle                      8201 Greensboro Drive
           Leesburg, VA  20176                    McLean, VA  22102

           1100 W. Broad Street                   234 Maple Avenue East
           Falls Church, VA  22046                McLean, VA  22180

           3941 Pickett Road                      8436 Old Keene Mill Road
           Fairfax, VA  22031                     Springfield, VA  22152

           1439 Chain Bridge Road                 75 West Lee Highway
           McLean, VA  22101                      Warrenton, VA  20186

           8120 Sudley Road                       6367 Seven Corners Center
           Manassas, VA  20109                    Falls Church, VA  22044

           1100 S. Hayes Street                   13344-A Franklin Farms Road
           Arlington, VA  22202                   Herndon, VA  20171

           2952-H Chain Bridge Road               20970 Southbanks Street
           Oakton, VA  22124                      Potomac Falls, VA 20165

           1201 Elden Street                      21800 Towncenter Plaza
           Herndon, VA  20170                     Sterling, VA  20164

           5613 Stone Road                        7030 Little River Turnpike
           Centreville, VA  20120                 Annandale, VA  22003

           44151 Ashburn Village Way              3095 Nutley Street
           Ashburn, VA  20147                     Fairfax, VA 22031

           3690-A King Street                     4700 Lee Highway
           Alexandria, VA  22302                  Arlington, VA 22207

           6609 Springfield Mall                  5851 Crossroads Center Way
           Springfield, VA  22150                 Falls Church, VA  22041

           500 South Washington Street            13813 Foulger's Square
           Alexandria, VA  22314                  Woodbridge, VA  22192


           10100 Dumfries Road                    6800 Richmond Highway
           Manassas, VA  22110                    Alexandria, VA  22306

           5870 Kingstowne Boulevard              6335 Multiplex Drive
           Alexandria, VA  22310                  Centreville, VA  22022

           43761 Parkhurst Plaza                  6025-A Burke Town Center Pkway
           Ashburn, VA  22011                     Burke, VA  22015

           3499 S. Jefferson Street               7935 L Tysons Corner Center
           Baileys Crossroads, VA 22041           McLean, VA  22102

           3046 Gatehouse Plaza                   11874 Spectrum Center
           Falls Church, VA  22042                Reston, VA  20190

           1621 B Crystal Square Arcade           5230-A Port Royal Road
           Arlington, VA  22202                   Springfield, VA  22151

           1100 Wilson Boulevard                  8628 Richmond Highway
           Arlington, VA  22209                   Alexandria, VA  22309

           4229 Merchant Plaza                    46160 Potomac Run Plaza
           Woodbridge, VA  22192                  Sterling, VA  20164

           14125 St. Germain Drive                5740 Union Mills Road
           Centreville, VA  20121                 Clifton, VA 20124

           3532 Columbia Pike                     21100 Dulles Town Circle
           Arlington, VA 22204                    Dulles, VA 20166

           11200 Main Street                      7575 Newlinton Hall Road
           Fairfax, VA 22030                      Gainesville, VA  20155

           13043 Lee Jackson Memorial Highway     12445 Hedges Run Drive
           Fairfax, VA 22033                      Lakeridge, VA 22192

           2079 Daniel Stuart Square              7500 Old Georgetown Road
           Woodbridge, VA 22191                   Bethesda, MD  20814

           11301 Rockville Pike                   5370 Westbard Avenue
           Kensington, MD  20895                  Bethesda, MD 20816

           26001 Ridge Road                       7340 Westlake Terrace
           Damascus, MD 20872                     Bethesda, MD 20817

           17831 Georgia Avenue                   1327 Lamberton Drive
           Olney, MD 20832                        Silver Spring, MD 20902

           11261 New Hampshire Avenue             2215 Bel Pre Road
           Silver Spring, MD 20904                Wheaton, MD 20906

           101 Halpine Road                       8401 Connecticut Avenue
           Rockville, MD 20852                    Chevy Chase, MD 20815

           6107 Greenbelt Road                    5424 Western Avenue
           Berwyn Heights, MD 20740               Chevy Chase, MD 20815

           4 Bureau Drive                         13641 Connecticut Avenue
           Gaithersburg, MD 20878                 Wheaton, MD 20906

           19610 Club House Road                  8315 Georgia Avenue
           Gaithersburg, MD 20886                 Silver Spring, MD 20910

           812 Muddy Branch Road                  4701 Sangamore Road
           Gaithersburg, MD 20886                 Bethesda, MD 20816

           10211 River Road                       Landover Mall
           Potomac, MD 20854                      Landover, MD 20785

           11413 Baltimore Avenue                 6200 Annapolis Road
           Laurel, MD 20707                       Landover Hills, MD 20784

           7290-A Cradlerock Way                  33 West Franklin Street
           Columbia, MD 21045                     Hagerstown, MD 21740

           1151 Maryland Route 3 North            6400 Belcrest Road
           Gambrills, MD 21054                    Hyattsville, MD 20782

           12228 Viers Mill Road                  8740 Arliss Street
           Silver Spring, MD 20906                Silver Spring, MD 20901

           317 Kentlands Boulevard                2409 Wooton Parkway
           Gaithersburg, MD 20878                 Rockville, MD 20850

           215 N. Washington Street               8889 Woodyard Road
           Rockville, MD 20850                    Clinton, MD 20735

           1336 Crain Highway South               1181 University Boulevard
           Mitchellville, MD 20716                Langley Park, MD 20783

           543 Ritchie Highway                    12921 Wisteria Drive
           Severna Park, MD 21146                 Germantown, MD 20874

           4745 Dorsey Hall Drive                 1009 West Patrick Street
           Ellicott City, MD 21042                Frederick, MD 21701

           1130 Smallwood Drive                   7937 Ritchie  Highway
           Waldorf, MD 20603                      Glen Burnie, MD 21061

           10800 Baltimore Avenue                 19781-83 Frederick Road
           Beltsville, MD 20705                   Germantown, MD 20876

           1040 Largo Center Drive                16827 Crabbs Branch Way
           Landover, MD 20785                     Rockville, MD 20855


           6335 Marlboro Pike                     2321-E Forest Drive
           District Heights, MD 20747             Annapolis, MD 21401

           7530 Annapolis Road                    15460 Annapolis Road
           Lanham, MD 20784                       Bowie, MD 20715

           11241 Georgia Avenue                   20000 Goshen Road
           Wheaton, MD 20902                      Gaithersburg, MD 20879

           13484 New Hampshire Avenue             12097 Rockville Pike
           Silver Spring, MD 20904                Rockville, MD 20852

           2401 Cleanleigh Drive                  10159 New Hampshire Avenue
           Baltimore, MD 21234                    Hillandale, MD 20903

           7101 Democracy Boulevard               6264 Central Avenue
           Bethesda, MD 20817                     Seat Pleasant, MD 20743

           4825 Cordell Avenue                    7700 Old Georgetown Road
           Bethesda, MD 20814                     Bethesda, MD 20814

           7515 Greenbelt Road                    2722 N. Salisbury Boulevard
           Greenbelt, MD 20770                    Salisbury, MD 21801

           15777 Columbia Pike                    18104 Town Center Drive
           Burtonsville, MD 20866                 Olney, MD 20832

           509 N. Frederick Avenue                6197 Oxon Hill Road
           Gaithersburg, MD 20877                 Oxon Hill, MD 20745

           504 Ridgeville Boulevard               10821 Connecticut Avenue
           Mt. Airy, MD 21771                     Kensington, MD 20895

           5823 Eastern Avenue                    18006 Mateny Road
           Chillum, MD 20782                      Germantown, MD 20874

           3355 Corridor Market Place             7406 Baltimore Avenue
           Laurel, MD 20724                       College Park, MD 20740

           10400 Old Georgetown Road              980 E. Swan Creek Road
           Bethesda, MD 20814                     Fort Washington, MD 20744

           115 University Boulevard West          3828 International Drive
           Silver Spring, MD 20901                Silver Spring, MD 20906

           9707 Old Georgetown Road               3400 Crain Highway
           Bethesda, MD 20814                     Bowie, MD 20716

           7941 Tuckerman Lane                    2315 Randolph Road
           Potomac, MD 20854                      Silver Spring, MD 20906

           Stamp Student Union                    6020 Marshalee Drive
           College Park, MD 20742                 Elkridge, MD 21075

           5400 Corporate Drive                   2950 Donnell Drive
           Frederick, MD 21703                    Forestville, MD 20747

           20944 Frederick Road                   135 East Baltimore Street
           Germantown, MD 20876                   Baltimore, MD 21202

           3601 St. Barnabas Road                 2801 University Boulevard West
           Silver Hill, MD 20746                  Kensington, MD 20895

           18331 Leaman Farm Road                 4624 Edmondson Avenue
           Germantown, MD 20876                   Baltimore, MD 21229

           1734 York Road                         6000 Greenbelt Road
           Lutherville, MD 21093                  Greenbelt, MD 20704

           11399 York Road                        9730 Groffs Mill Drive
           Cockeysville, MD 21030                 Owings Mill, MD 21117

           751 South Salisbury Boulevard          6340 York Road
           Salisbury, MD 21801                    Towson, MD 21212

           5700 Southeast Crain Highway           4622 Wilkens Avenue
           Upper Marlboro, MD 20772               Baltimore, MD 21229

           4860 Massachusetts Avenue, NW          1850 K Street, NW
           Washington, DC 20016                   Washington, DC 20006

           210 Michigan Avenue, NE                4000 Wisconsin Avenue, NW
           Washington, DC  20017                  Washington, DC 20016

           4455 Connecticut Avenue, NW            1717 Pennsylvania Avenue, NW
           Washington, DC  20008                  Washington, DC  20006

           2831 Alabama Avenue, SE                925 15th Street, NW
           Washington, DC 20020                   Washington, DC 20005

           1800 M Street, NW                      1299 Pennsylvania Avenue, NW
           Washington, DC 20036                   Washington, DC 20006

           1545 Wisconsin Avenue, NW              5714 Connecticut Avenue, NW
           Washington, DC 20007                   Washington, DC 20015

           22 Lighthouse Plaza
           Rehoboth Beach, DE 19971

At September 30, 1999, the net book value of the bank's office facilities, including leasehold improvements, was $133.7 million. See Note 17 to the Consolidated Financial Statements in this report.

During fiscal 1998, the bank entered into an agreement to lease approximately
3.5 acres of land located at 7501 Wisconsin Avenue, Bethesda, Maryland, on which the bank is developing an office building to use as its new corporate headquarters. At September 30, 1999, the bank had invested $19.8 million related to this facility.

The bank owns additional assets, including furniture and data processing equipment. At September 30, 1999, these other assets had a net book value of $151.0 million. The bank also has operating leases, primarily for certain data processing equipment and software. Such leases have month-to-month or year-to-year terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There currently is no established public trading market for the Trust's Common Shares of Beneficial Interest, referred to in this report as "Common Shares." At December 6, 1999, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on the Common Shares during the past two fiscal years. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                             SELECTED FINANCIAL DATA

=================================================================================================================================

                                                                                    Year Ended September 30
                                                               ------------------------------------------------------------------

(In thousands, except per share amounts and other data)            1999         1998         1997         1996          1995
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                          $ 106,025     $ 98,592     $ 84,569      $ 76,839     $ 77,285
Operating expenses                                                  121,676      118,636      108,601       104,321      109,971
Equity in earnings of partnership investments                         5,360        1,918        4,150         3,374        3,681
Gain (loss) on sales of property                                         --         (331)         895           (68)       1,664
                                                               ------------------------------------------------------------------
Real estate operating loss                                          (10,291)     (18,457)     (18,987)      (24,176)     (27,341)
                                                               ------------------------------------------------------------------

Banking:
Interest income                                                     519,493      437,404      454,352       388,196      365,439
Interest expense                                                    245,507      238,410      239,815       188,836      189,114
                                                               ------------------------------------------------------------------
Net interest income                                                 273,986      198,994      214,537       199,360      176,325
Provision for loan losses                                           (22,880)    (150,829)    (125,115)     (115,740)     (54,979)
                                                               ------------------------------------------------------------------
Net interest income after provision for loan and lease losses       251,106       48,165       89,422        83,620      121,346
                                                               ------------------------------------------------------------------
Other income:
    Servicing and securitization income                              31,670      231,674      303,216       284,964      195,744
    Credit card fees                                                     --       53,881       57,381        30,765        9,855
    Deposit servicing fees                                           69,570       51,997       41,893        29,900       24,442
    Gain (loss) on sales of trading securities, net                   7,243          982        1,203         1,158         (600)
    Net unrealized gains (losses) on trading securities               1,192       (1,258)          --            --           --
    Gain (loss) on real estate held for investment or sale, net      34,049      (16,539)     (18,688)      (24,413)      (5,549)
    Gain on sales of assets                                           4,152      290,434        1,527         1,732        1,289
    Other                                                            22,320       29,089       22,573        19,713        7,320
                                                               ------------------------------------------------------------------
Total other income                                                  170,196      640,260      409,105       343,819      232,501
                                                               ------------------------------------------------------------------
Operating expenses                                                  325,322      504,018      418,346       381,328      298,164
                                                               ------------------------------------------------------------------
Banking operating income                                             95,980      184,407       80,181        46,111       55,683
                                                               ------------------------------------------------------------------

Total Company:
Operating income                                                     85,689      165,950       61,194        21,935       28,342
Provision for income taxes                                           29,302       42,869       12,810         8,301        2,021
                                                               ------------------------------------------------------------------
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                                56,387      123,081       48,384        13,634       26,321
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                   --       (9,601)          --            --           --
                                                               ------------------------------------------------------------------
Income before minority interest                                      56,387      113,480       48,384        13,634       26,321
Minority interest held by affiliates                                 (7,604)     (22,043)      (6,848)       (3,962)      (5,721)
Minority interest -- other                                          (25,313)     (25,313)     (22,676)       (9,750)      (9,750)
                                                               ------------------------------------------------------------------
Total company net income (loss)                                    $ 23,470     $ 66,124     $ 18,860         $ (78)    $ 10,850
                                                               ==================================================================

Net income (loss) available to common shareholders                 $ 18,052     $ 60,706     $ 13,442      $ (5,498)     $ 5,430

Net income (loss) per common share:
Income before extraordinary items, cumulative
    effect of change in accounting principle and
    minority interest                                               $ 10.56      $ 24.38       $ 8.90        $ 1.70       $ 4.33
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                   --        (1.99)          --            --           --
                                                               ------------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle and minority interest                        10.56        22.39         8.90          1.70         4.33
Cumulative effect of change in accounting principle                      --           --           --            --           --
                                                               ------------------------------------------------------------------
Income before minority interest                                       10.56        22.39         8.90          1.70         4.33
Minority interest held by affiliates                                  (1.58)       (4.57)       (1.42)        (0.82)       (1.19)
Minority interest -- other                                            (5.24)       (5.24)       (4.70)        (2.02)       (2.02)
                                                               ------------------------------------------------------------------
Total company net income (loss)                                      $ 3.74      $ 12.58       $ 2.78       $ (1.14)      $ 1.12
                                                               ==================================================================

---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

                             SELECTED FINANCIAL DATA
                                   (Continued)
=================================================================================================================================

                                                                                    Year Ended September 30
                                                               ------------------------------------------------------------------

(In thousands, except per share amounts and other data)            1999         1998         1997         1996          1995
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Assets:
Real estate assets                                                $ 365,071    $ 323,432    $ 300,573     $ 294,503    $ 313,412
    Income-producing properties, net                                207,407      183,879      156,535       156,115      163,787
    Land parcels                                                     39,448       40,110       42,160        41,580       38,458
Banking assets                                                    9,146,769    6,721,149    6,057,413     5,693,074    4,911,536
Total company assets                                              9,511,840    7,044,581    6,357,986     5,987,577    5,224,948

Liabilities:
Real estate liabilities                                             663,638      636,036      590,910       578,092      555,814
    Mortgage notes payable                                          213,447      198,874      180,204       173,345      184,502
    Notes payable - secured                                         216,000      200,000      175,000       177,500      175,500
    Notes payable - unsecured                                        46,122       50,335       46,633        42,367       41,057
Banking liabilities                                               8,562,284    6,141,636    5,582,167     5,388,444    4,619,451
Minority interest held by affiliates                                 73,236       72,242       51,388        46,065       43,556
Minority interest - other                                           218,307      218,306      218,306        74,307       74,307
Total company liabilities                                         9,517,465    7,068,220    6,442,771     6,086,908    5,293,128

Shareholders' deficit                                                (5,625)     (23,639)     (84,785)      (99,331)     (68,180)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                                    $ 30,388     $ 14,738      $ 6,911       $ 9,782      $ 4,324
    Banking                                                         (10,534)   2,211,589    2,368,287     1,747,887    2,088,022
                                                               ------------------------------------------------------------------
Total Company                                                        19,854    2,226,327    2,375,198     1,757,669    2,092,346
                                                               ------------------------------------------------------------------

Net cash flows provided by (used in) investing activities:
    Real estate                                                     (44,237)     (45,115)     (11,664)       (4,907)     (17,143)
    Banking                                                      (2,995,105)  (2,202,225)  (2,276,165)   (2,567,763)  (2,261,803)
                                                               ------------------------------------------------------------------
Total Company                                                    (3,039,342)  (2,247,340)  (2,287,829)   (2,572,670)  (2,278,946)
                                                               ------------------------------------------------------------------

Net cash flows provided by (used in) financing activities:
    Real estate                                                      17,756       26,079        7,485        (6,714)        (271)
    Banking                                                       2,379,329      555,201      293,344       727,019      160,966
                                                               ------------------------------------------------------------------
Total Company                                                     2,397,085      581,280      300,829       720,305      160,695
                                                               ------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (622,403)     560,267      388,198       (94,696)     (25,905)
---------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                     15           12           10             9           10
    Number of guest rooms                                             3,103        2,772        2,370         2,261        2,608
    Average occupancy                                                   68%          68%          70%           68%          67%
    Average room rate                                                $85.46       $81.01       $72.21        $68.79       $60.82
Office properties:
    Number of properties                                                  7            7            8             8            9
    Leasable area (square feet)                                   1,277,243    1,270,087    1,308,000     1,308,000    1,368,000
    Leasing percentages                                                 95%         100%          99%           93%          84%
Land parcels:
    Number of parcels                                                    10           10           10             9           10
    Total acreage                                                       417          434          439           446          433

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

Financial Condition

Real Estate

The Real Estate Trust's investment portfolio at September 30, 1999 consisted primarily of hotels, office and industrial projects, and land parcels. See "Business - Real Estate - Real Estate Investments." In the first quarter of fiscal 1998, the Real Estate Trust purchased a 308-room Holiday Inn in Arlington, Virginia.

Office space in the Real Estate Trust's office property portfolio was 92% leased at September 30, 1999, compared to a leasing rate of 100% at September 30, 1998. At September 30, 1999, the Real Estate Trust's office property portfolio had a total gross leasable area of approximately 1.3 million square feet, of which 137,919 square feet (10.8%) and 246,405 square feet (19.3%) are subject to leases whose terms expire in fiscal 2000 and fiscal 2001.

Overall, the hotel portfolio experienced an average occupancy rate of 67.6% and average room rate of $85.46 during the year ended September 30, 1999. For the ten hotels owned by the Real Estate Trust throughout fiscal 1999 and fiscal 1998, the average occupancy rates were 69.2% and 69.6%, and the average room rates were $83.87 and $79.18. Seven of these hotels registered improved occupancies and nine registered higher average room rates in the current fiscal year.

Banking

General. The bank embarked on a pattern of growth during fiscal 1999 with total assets increasing to $9.1 billion, an increase of $2.4 billion from fiscal 1998. Total loans and leases increased $3.8 billion during fiscal 1999, funded primarily through increases in Federal Home Loan Bank advances and deposits, including brokered deposits. The bank recorded operating income of $96.0 million during fiscal 1999, compared to operating income of $184.4 million during fiscal 1998. Last year's results include the impact of the sale of the bank's credit card portfolio and related operations on September 30, 1998. The decrease in income for fiscal 1999 was primarily attributable to a $470.1 million decrease in other (non-interest) income, largely resulting from the sale of the bank's credit card portfolio which was partially offset by corresponding decreases of $178.7 million and $127.9 million in operating (non-interest) expenses and provision for loan and lease losses. See "Results of Operations."

Gain on sales of loans decreased during fiscal year 1999 to $4.2 million from $290.4 million during fiscal 1998. The $286.3 million decrease resulted from the sale of the bank's credit card portfolio and related operations on September 30, 1998. The credit card portfolio included approximately $4.8 billion of managed credit card loans and 3.1 million Visa(R) and MasterCard(R) credit card accounts. The bank recognized a net gain of $288.3 million on this sale during fiscal 1998. See Note 8 to the Consolidated Financial Statements in this report.

Gain on real estate held for investment or sale increased during fiscal year 1999 to a gain of $34.1 million from a loss of $16.5 million during fiscal 1998. The $50.6 million increase was primarily attributable to a $31.6 million gain on sale of one of the communities in Loudoun County, Virginia and, to a lesser extent, a decrease of $20.6 million in the provision for losses on such assets.

Servicing and securitization income decreased $200.0 million, or 86.3%, during fiscal 1999 primarily as a result of decreased securitization activity and the elimination of credit card servicing fees following the sale of the credit card portfolio. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. During fiscal 1998, the bank securitized and sold $1.9 billion of receivables, of which $1.0 billion, $298.8 million, $534.7 million and $45.9 million, related to securitizations and sales of credit card, home equity, automobile and home loan receivables, and recognized gains of $81.6 million, $19.7 million, $23.1 million and $3.4 million on these transactions. See Notes 1, 2 and 10 to the Consolidated Financial Statements in this report. See "Liquidity." The bank did not recognize any net unrealized losses on interest-only strips during fiscal 1999 compared to net unrealized losses of $42.9 million during fiscal 1998. In addition, amortization on interest-only strips related to prior gains on sales of loans totaled $8.7 million during fiscal 1999 compared to $99.0 million during fiscal 1998.

Real estate owned, net of valuation allowances, declined 25.5%, from $65.4 million at September 30, 1998 compared to $48.8 million at September 30, 1999. This reduction was primarily due to sales in the Communities and other properties. See "Asset Quality - REO."

At September 30, 1999, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.94%, 5.94%, 8.33% and 13.04%. The bank's capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See "Capital."

During fiscal 1999, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $3,300 per share. Subsequent to September 30, 1999, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the amount of $400.

The bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent examination of the bank in March 1999.

The sale of the credit card portfolio improved the bank's regulatory capital ratios and the overall credit quality of the bank's loan and lease portfolio, and provided a basis for the bank's growth. In addition, the bank has experienced a reduction in certain operating expenses as a result of the sale. However, the credit card program historically had been a major source of earnings for the bank. The bank believes it will be able to operate profitably by relying on its core deposit franchise as a significant source of low-cost funds and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. However, achieving acceptable levels of profitability may continue to take some period of time as the bank continues to restructure its operations.

Asset Quality. Non-Performing Assets. The bank's level of non-performing assets continued to decline during fiscal 1999. The following table sets forth information concerning the bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                                                  September 30,
                                                                         -----------------------------------------------------------
                                                                             1999        1998        1997        1996        1995
                                                                         ----------- ----------- ----------- ----------- -----------
Non-performing assets:
 Non-accrual loans:
  Residential                                                            $    4,756  $    8,106  $    9,617  $    8,200  $    8,593
  Commercial real estate and multifamily                                         --          --          --          --         194
                                                                         ----------- ----------- ----------- ----------- -----------
   Total non-accrual real estate loans                                        4,756       8,106       9,617       8,200       8,787
  Credit card  (1) (2)                                                                       --          --      25,350      18,569
  Commercial                                                                    269          --          --          --          --
  Consumer                                                                    8,247       4,501       4,226       1,239         595
                                                                         ----------- ----------- ----------- ----------- -----------
   Total non-accrual loans (3)                                               13,272      12,607      13,843      34,789      27,951
                                                                         ----------- ----------- ----------- ----------- -----------

 Real estate acquired in settlement of loans                                133,157     218,972     231,407     246,380     354,277
 Allowance for losses on real estate acquired in settlement of loans        (84,405)   (153,564)   (140,738)   (126,519)   (135,043)
                                                                         ----------- ----------- ----------- ----------- -----------
  Real estate acquired in settlement of loans, net                           48,752      65,408      90,669     119,861     219,234
                                                                         ----------- ----------- ----------- ----------- -----------

   Total non-performing assets                                               62,024      78,015     104,512     154,650     247,185

 Accruing loans past due 90 days                                                 --          --      25,700          --          --

                                                                         ----------- ----------- ----------- ----------- -----------
Total non-performing assets and accruing loans past due 90 days          $   62,024  $   78,015  $  130,212  $  154,650  $  247,185
                                                                         =========== =========== =========== =========== ===========

Troubled debt restructurings                                             $   11,714  $   11,800  $   11,861  $   13,618  $   17,344
                                                                         =========== =========== =========== =========== ===========

Allowance for losses on loans                                            $   58,139  $   60,157  $  105,679  $   95,523  $   60,496
Allowance for losses on real estate held for investment                         202         202         198         191         193
Allowance for losses on real estate acquired in settlement of loans          84,405     153,564     140,738     126,519     135,043
                                                                         ----------- ----------- ----------- ----------- -----------

 Total allowances for losses                                             $  142,746  $  213,923  $  246,615  $  222,233  $  195,732
                                                                         =========== =========== =========== =========== ===========

Interest income recorded
 Non-accrual assets                                                      $       17  $       38  $      441  $      770  $      846
                                                                         =========== =========== =========== =========== ===========
 Restructured loans                                                      $      229  $      367  $      265  $      507  $    1,189
                                                                         =========== =========== =========== =========== ===========

Interest income that would have been recorded had the loans been current in accordance with their original terms
 Non-accrual assets                                                      $    1,769  $    1,081  $    5,692  $    7,364  $    4,853
                                                                         =========== =========== =========== =========== ===========
 Restructured loans                                                      $    1,261  $    1,244  $    1,244  $    1,693  $    2,381
                                                                         =========== =========== =========== =========== ===========

------------------------------------------------------------------------------------------------------------------------------------
(1) The bank sold its credit card portfolio and related operations on September
30, 1998.
(2) Effective June 30, 1997, the bank stopped placing credit card loans on non-accrual status.
(3)  Before deduction of allowances for losses.

Non-Performing Assets (Continued)

                                                                                               September 30,
                                                                         ----------------------------------------------------------
                                                                             1999       1998       1997        1996        1995
                                                                         ----------- --------- ----------- ------------ -----------

Ratios:

 Non-performing assets and accruing credit card loans past due 90 days,
   net to total assets (1)                                                  0.04%       0.26%       0.40%        1.04%       3.80%

 Allowance for losses on real estate loans to non-accrual
   real estate loans (2)                                                  361.35%     204.18%      99.81%      134.44%     123.82%

 Allowance for losses on consumer loans to
   non-accrual consumer and other loans (2)                               440.52%     758.08%     148.37%      370.86%     542.18%

 Allowance for losses on loans to non-accrual loans (2)                   438.06%     477.17%     763.41%      274.58%     216.44%

 Allowance for losses on loans to total loans receivable (3)                0.90%       2.17%       4.14%        2.81%       2.05%



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

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

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

Non-performing assets totaled $62.0 million, after valuation allowances on REO of $84.4 million, at September 30, 1999, compared to $78.0 million, after valuation allowances on REO of $153.6 million, at September 30, 1998. The bank also maintained valuation allowances of $58.1 and $60.2 million on its loan and lease portfolio at September 30, 1999 and 1998. The $16.0 million decrease in non-performing assets reflected a net decrease in REO of $16.7 million and an increase in non-accrual loans of $0.7 million.

Non-accrual Loans. The bank's non-accrual loans totaled $13.3 million at September 30, 1999, compared to $12.6 million at September 30, 1998. At September 30, 1999, non-accrual loans consisted of $4.8 million of non-accrual real estate loans and $8.5 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $8.1 million and non-accrual consumer and other loans of $4.5 million at September 30, 1998.

REO. At September 30, 1999, the bank's REO totaled $48.8 million, after valuation allowances on such assets of $84.4 million as set forth in the following table:

                                                                     Balance                            Balance
                        Number of                                     Before              All             After         Percent of
                        Properties     Gross          Charge-        Valuation         Valuation        Valuation         Total
                                        Balance        Offs         Allowances        Allowances        Allowances
                       -------------   -----------   ----------    --------------    --------------   ---------------   -----------
                                                                 (Dollars in thousands)
Communities                 4            $151,414     $ 32,510       $ 118,903          $ 77,085          $ 41,819         85.8%

Residential ground          2               3,386      -                 3,386             1,520             1,866          3.8%

Commercial ground           3              17,812        7,646          10,166             5,800             4,366          9.0%

Single-family
residential  properties     5                 741           40             701             -                   701          1.4%

                       -------------   -----------   ----------    --------------    --------------   ---------------   -----------
   Total REO               14            $173,353     $ 40,196       $ 133,156          $ 84,405          $ 48,752        100.0%
                       =============   ===========   ==========    ==============    ==============   ===============   ===========

During fiscal 1999, REO decreased $16.7 million, which was primarily attributable to the sale of one community in the pre-development stage, consisting of approximately 2,000 acres in Loudoun County, Virginia. Also contributing to the decline were additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During fiscal 1999, the bank received revenues of $63.9 million of which $37.3 million was from the sale of the predevelopment stage community. Additional revenues resulted from dispositions of 550 residential lots or units in the Communities ($19.8 million), approximately 33.6 acres of commercial land in two of the Communities and one commercial ground property ($2.4 million) and various single-family residential properties ($4.4 million).

The bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the bank's assets. The bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, DC metropolitan area.

The principal component of REO consists of the four Communities, all of which are under active development. At September 30, 1999, two of the active Communities had 1,268 remaining residential lots, of which 986 lots, or 77.6%, were under contract and pending settlement. The four active Communities had approximately 227 remaining acres of land designated for commercial use, of which 5 acres, or 2.2%, was under contract and pending settlement. In addition, at September 30, 1999, the bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The following chart provides historical sales information regarding the four remaining Communities:

                                               Residential Lots                             Commercial Ground (Acres)
                               ------------------------------------------------- ------------------------------------------------
                                                                     Under                                            Under
Property Location                  Total             Sold          Contract          Total             Sold          Contract
------------------------------ ---------------  --------------- ---------------- ---------------  --------------- ---------------
Loudoun County, VA                      4,997            3,904              827          198.04            23.30            5.00
Loudoun County, VA                      2,042            2,042               --           24.10             9.00              --
Montgomery County, MD                   1,814            1,639              159           70.65            66.05              --
Loudoun County, VA                      4,352            4,352               --          118.45            85.73              --
                               ---------------  --------------- ---------------- ---------------  --------------- ---------------

Total                                  13,205           11,937              986          411.24           184.08            5.00
                               ===============  =============== ================ ===============  =============== ===============

The bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. During fiscal 1999, the bank capitalized interest in the amount of $3.4 million relating to its four active Communities.

The bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 1999 and 1998, none of the bank's assets were deemed by management to be potential problem assets.

Delinquent Loans. At September 30, 1999, delinquent loans totaled $53.7 million, or 0.8% of loans, compared to $20.7 million, or 0.7% of loans, at September 30, 1998. The following table sets forth information regarding the bank's delinquent loans at September 30, 1999.

                                                    Principal Balance
                                                  (Dollars in Thousands)
                      -------------------------------------------------------------------------------------
                                                  Subprime             Other Consumer                              Total as a
                         Real Estate             Automobile                Loans                                   Percentage
                            Loans                   Loans                                       Total             of Loans (1)
                      ------------------     --------------------     -----------------    ----------------     ------------------
Loans delinquent for:
30-59 days......               $  5,580                 $ 33,113              $  3,739             $42,432                  0.6%
60-89 days......                  1,946                    7,866                 1,479              11,291                  0.2%
                      ------------------     --------------------     -----------------    ----------------     -----------------
  Total............            $  7,526                 $ 40,979              $  5,218             $53,723                  0.8%
                      ==================     ====================     =================    ================     =================
--------------------------
(1)        Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $7.5 million at September 30, 1999, from $5.1 million at September 30, 1998, as a result of growth in the mortgage loan portfolio.

Total delinquent subprime automobile loans increased to $41.0 million at September 30, 1999, from $13.1 million at September 30, 1998, primarily as a result of growth in the subprime automobile portfolio.

Other consumer loans delinquent 30-89 days increased to $5.2 million at September 30, 1999 from $2.6 million at September 30, 1998, as a result of growth in the other consumer loan portfolio.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. Troubled debt restructurings totaled $11.7 million and $11.8 million at September 30, 1999 and 1998.

At September 30, 1999, loans accounted for as troubled debt restructurings consisted of one commercial permanent loan with a principal balance of $11.7 million. The $0.1 million decrease in loans accounted for as troubled debt restructurings from September 30, 1998, resulted from the payoff of a collateralized commercial loan previously accounted for as a troubled debt restructuring. At September 30, 1999, the bank had commitments to lend $0.1 million of additional funds on the loan restructured.

Real Estate Held for Investment. At September 30, 1999 and 1998, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and leases and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets which the bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans
(Dollars in thousands)

                                                                              Year Ended September 30,
                                                     ---------------------------------------------------------------------------
                                                          1999           1998           1997            1996           1995
                                                     -------------- --------------  -------------  -------------- --------------

Balance at beginning of year                         $      60,269  $     105,791   $     95,635   $      60,608  $      50,317
                                                     -------------- --------------  -------------  -------------- --------------

Provision for loan losses                                   22,880        150,829        125,115         115,740         54,979
                                                     -------------- --------------  -------------  -------------- --------------

Increase due to acquisition of loans                            --             --            118              --             --
                                                     -------------- --------------  -------------  -------------- --------------

Reduction due to sale of credit card portfolio                  --        (87,609)            --              --             --
                                                     -------------- --------------  -------------  -------------- --------------

Charge-offs:
  Single family residential and home equity                   (617)        (1,629)        (1,014)           (867)        (1,174)
  Real estate construction and ground                           --             --             --              --         (1,768)
  Credit card                                                   --       (108,289)      (115,835)        (84,805)       (50,172)
  Nonprime auto                                            (21,169)        (7,298)        (3,309)           (680)           (32)
  Other consumer                                            (4,988)        (5,436)        (6,348)         (5,695)        (3,431)
                                                     -------------- --------------  -------------  -------------- --------------
      Total charge-offs                                    (26,774)      (122,652)      (126,506)        (92,047)       (56,577)
                                                     -------------- --------------  -------------  -------------- --------------

Recoveries:
  Single family residential and home equity                     85             49             34              32             20
  Credit card                                                   --         12,732         10,365          10,720         11,219
  Nonprime auto                                                744            297            104              24             --
  Other consumer                                             1,047            832            926             558            650
                                                     -------------- --------------  -------------  -------------- --------------
      Total recoveries                                       1,876         13,910         11,429          11,334         11,889
                                                     -------------- --------------  -------------  -------------- --------------

Charge-offs,  net of recoveries                            (24,898)      (108,742)      (115,077)        (80,713)       (44,688)
                                                     -------------- --------------  -------------  -------------- --------------

Balance at end of year                               $      58,251  $      60,269   $    105,791   $      95,635  $      60,608
                                                     ============== ==============  =============  ============== ==============

Provision for loan losses to average loans  (1)              0.48%          5.43%          3.50%           3.94%          1.85%
Net loan charge-offs to average loans (1)                    0.52%          3.92%          3.22%           2.75%          1.51%
Ending allowance for losses on loans to total
  loans (1) (2)                                              0.90%          2.17%          4.15%           2.81%          2.05%



--------------------------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale and/or securitization.
(2) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                               September 30,
                              ----------------------------------------------------------------------------------------------------
                                    1999                1998                 1997                1996                 1995
                              ------------------- ------------------- -------------------- ------------------- -------------------
                                          Percent             Percent              Percent             Percent             Percent
                                            of                  of                   of                  of                  of
                                          Loans               Loans                Loans               Loans               Loans
                                            to                  to                   to                  to                  to
                                          Total               Total                Total               Total               Total
                               Amount     Loans     Amount    Loans     Amount     Loans    Amount     Loans    Amount     Loans
                              ----------  ------- ----------  ------- -----------  ------- ----------  ------- ----------  ------
Balance at end of year
 allocated to:

Single family residential     $   3,187   63.4 %  $   1,822   65.7 %  $      661    33.2 % $     925   47.2 %  $     929   47.3 %

Home equity                         947    3.7          676    4.9           683     3.7         446    0.9          164    1.0

Commercial real estate and
 multifamily                     11,355    0.9       10,828    2.7         7,705     2.1       8,398    2.3        8,523    2.9

Real estate construction
 and ground                       1,697    3.5        3,225    3.9           550     2.2       1,255    1.9        1,264    1.1

Commercial                        4,623    6.1        3,623    6.3           364     3.9         223    1.7           65    0.5

Credit card                          --     --           --     --        89,446    42.3      79,681   33.0       46,325   34.4

Automobile                        3,334   12.8        3,034    4.4           340     4.4       2,665    7.2        2,376    7.0

Subprime automobile              28,782    7.4       26,010    8.5         2,740     4.6       1,300    1.8          850    1.1

Home improvement and
 related loans                    3,523    1.7        3,403    2.4         2,415     2.2         229    2.9           --    3.8

Overdraft lines of credit
 and other consumer                 691    0.5        1,674    1.2           775     1.4         401    1.1           --    0.9

Unallocated                          --     --        5,862     --            --      --          --     --           --     --
                              ----------          ----------          -----------          ----------          ----------

    Total                     $  58,139           $  60,157           $  105,679           $  95,523           $  60,496
                              ==========          ==========          ===========          ==========          ==========


Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)

                                                               Year Ended September 30,
                                           -----------------------------------------------------------------
                                              1999         1998          1997         1996          1995
                                           ------------ ------------  -----------  ------------  -----------

Balance at beginning of year:
  Real estate held for investment          $       202  $       198   $      191   $       193   $    9,899
  Real estate held for sale                    153,564      140,738      126,519       135,043      109,074
                                           ------------ ------------  -----------  ------------  -----------
    Total                                      153,766      140,936      126,710       135,236      118,973
                                           ------------ ------------  -----------  ------------  -----------

Provision for real estate losses:
  Real estate held for investment                   --            4            7            (2)      (6,974)
  Real estate held for sale                         --       18,856       19,616        26,343       33,295
                                           ------------ ------------  -----------  ------------  -----------
    Total                                           --       18,860       19,623        26,341       26,321
                                           ------------ ------------  -----------  ------------  -----------

Charge-offs:
  Real estate held for investment:
    Ground                                          --           --           --            --       (2,732)
                                           ------------ ------------  -----------  ------------  -----------

  Real estate held for sale:
    Residential ground                          (1,703)          --           --            --           --
    Real estate construction                        --           --           --            --       (4,396)
    Communities                                (67,456)          --           --            --           --
    Ground                                          --       (6,030)      (5,397)      (34,867)      (2,930)
                                           ------------ ------------  -----------  ------------  -----------
      Total                                    (69,159)      (6,030)      (5,397)      (34,867)      (7,326)
                                           ------------ ------------  -----------  ------------  -----------

    Total charge-offs on real estate
       held for investment or sale             (69,159)      (6,030)      (5,397)      (34,867)     (10,058)
                                           ------------ ------------  -----------  ------------  -----------

Balance at end of year:
  Real estate held for investment                  202          202          198           191          193
  Real estate held for sale                     84,405      153,564      140,738       126,519      135,043
                                           ------------ ------------  -----------  ------------  -----------
    Total                                  $    84,607  $   153,766   $  140,936   $   126,710   $  135,236
                                           ============ ============  ===========  ============  ===========

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                                                            September 30,
                                                  ------------------------------------------------------------------
                                                     1999          1998         1997          1996         1995
                                                  ------------  ------------ ------------  -----------  ------------
Allowance for losses on real estate
  held for investment                             $       202   $       202  $       198   $      191   $       193
                                                  ------------  ------------ ------------  -----------  ------------


Allowance for losses on real estate held for sale:
  Single family residential and home equity                --            --           --          120           186
  Residential ground                                    1,520         3,123        1,040        5,944        20,736
  Commercial ground                                     5,800         5,800        6,793        5,894         5,464
  Communities                                          77,085       144,641      132,905      114,561       108,657
                                                  ------------  ------------ ------------  -----------  ------------
     Total                                             84,405       153,564      140,738      126,519       135,043
                                                  ------------  ------------ ------------  -----------  ------------

     Total allowance for losses on real
       estate held for investment or sale         $    84,607   $   153,766  $   140,936   $  126,710   $   135,236
                                                  ============  ============ ============  ===========  ============

The bank maintains valuation allowances for estimated losses on loans and leases and real estate. The bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale decreased to $142.7 million at September 30, 1999, from $213.9 million at September 30, 1998. The $71.2 million decrease was primarily attributable to a charge-off against the allowance of $65.8 million upon the sale of the pre-development stage community. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased slightly during fiscal 1999, the provision for loan losses approximated the amount of net charge-offs for the year, reflecting management's determination that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $101.8 million at September 30, 1999, which constituted 73.8% of total non-performing real estate assets before valuation allowances. This amount represented a $68.5 million decrease from the September 30, 1998 level of $170.3 million, or 75.0% of total non-performing real estate assets before valuation allowances at that date. The decrease reflected the sale of the pre-development stage community during fiscal 1999.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September 30, 1999 is in addition to approximately $40.2 million of cumulative charge-offs previously taken against assets remaining in the bank's portfolio at September 30, 1999.

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

In accordance with bank regulatory requirements, the bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with generally accepted accounting principles. As indicated, as of September 30, 1999 the bank's REO consisted primarily of residential communities under active development. While the overall strategy of the bank is the expedient sale of the real estate assets, on an ongoing basis the bank is actively funding, managing and overseeing substantive land development activities in the Communities. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management's review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank's Board of Directors.

The allowance for losses on consumer loans and leases, including automobile, home improvement, overdraft lines of credit and other consumer loans, increased to $36.3 million at September 30, 1999 from $34.1 million at September 30, 1998. Net charge-offs of subprime automobile loans for fiscal 1999 were $20.4 million, compared to $7.0 million for fiscal 1998 primarily due to adverse trends in delinquencies coupled with growth in the portfolio. Management has taken steps to mitigate losses in this portfolio, including expansion of collection efforts and adjustment of underwriting criteria.

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

The bank's assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability (including maturity, repricing frequency and interest rate caps) a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the bank is termed "asset sensitive" and will tend to experience increased income and market value during periods of rising interest rates and declining income and market value during periods of falling interest rates. Conversely, if the bank's liabilities mature or reprice more quickly or to a greater extent than its assets, the bank is termed "liability sensitive" and will tend to experience decreased income and market value during periods of rising interest rates and increased income and market value during periods of falling interest rates.

The bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its loan and lease portfolio. To achieve this strategy, the bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products. In addition to adjustable-rate mortgages and adjustable-rate home equity credit line loans, fixed-rate mortgage loans were originated and retained in the bank's portfolio during fiscal years 1999 and 1998 to a significantly larger degree than in prior years. At September 30, 1999, adjustable-rate loans accounted for 35.2% of total loans and leases compared to 36.0% at September 30, 1998.

Low interest rates throughout 1999 and 1998 contributed to an increased demand for fixed-rate loan products. Due to this rising demand, the bank increased its volume of fixed-rate mortgage originations as adjustable-rate loan demand fell. The bank continuously monitors its sensitivity to changes in market interest rates and attempts to minimize the impact of interest-rate changes on net income. The bank's policy is generally to sell, or have the ability to sell, some portion of its long-term fixed-rate mortgages in order to reduce its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

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

The bank views control over interest rate sensitivity as a key element in its financial planning process and monitors interest rate sensitivity through its forecasting system. The bank manages interest rate exposure and will narrow or widen its gap depending on its perception of interest rate movements and the composition of its balance sheet. For the reasons discussed above, the bank might take action to narrow its gap if it believes that market interest rates will experience a significant prolonged increase, and might widen its gap if it believes that market interest rates will decline or remain relatively stable.

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

The following table presents the interest rate sensitivity of the bank's interest-earning assets and interest-bearing liabilities at September 30, 1999, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                              More than    More than     More than
                                                             Six Months     One Year    Three Years
                                               Six Months      through      through       through      More than
                                                 or Less       One Year   Three Years    Five Years    Five Years     Total
                                              ------------  ------------  ------------  ------------   -----------  -----------
As of September 30, 1999 Real estate loans:
 Adjustable-rate                              $   318,666   $   113,910   $   349,073   $   459,496    $  803,136   $2,044,281
 Fixed-rate                                        99,047        83,161       292,861       242,974     1,473,047    2,191,090
 Home equity credit lines and second mortgages    122,404        26,430        74,517        40,923        45,770      310,044
Commercial                                        266,930        12,557        41,612        30,393        41,564      393,056
Consumer and other                                332,883       264,023       621,571       189,518        23,746    1,431,741
Loans held for sale                               116,797            --            --            --            --      116,797
Mortgage-backed securities                        452,739       191,619       376,044        67,516       223,452    1,311,370
Trading securities                                  6,955            --            --            --            --        6,955
Other investments                                 439,445            --        44,400            --            --      483,845
                                              ------------  ------------  ------------  ------------   -----------  -----------
 Total interest-earning assets                  2,155,866       691,700     1,800,078     1,030,820     2,610,715    8,289,179
Total non-interest earning assets                      --            --            --            --       857,590      857,590
                                              ------------  ------------  ------------  ------------   -----------  -----------
 Total assets                                 $ 2,155,866   $   691,700   $ 1,800,078   $ 1,030,820    $3,468,305   $9,146,769
                                              ============  ============  ============  ============   ===========  ===========

Deposits:
 Fixed maturity deposits                      $ 1,067,476   $   768,018   $   157,800   $    41,656    $       --   $2,034,950
 NOW, statement and passbook accounts           1,669,223        43,907       146,237        99,533       212,117    2,171,017
 Money market deposit accounts                  1,125,405            --            --            --            --    1,125,405
Borrowings:
 Capital notes - subordinated                          --            --            --            --       250,000      250,000
 Other                                            930,868        40,857        95,673     1,209,439        97,495    2,374,332
                                              ------------  ------------  ------------  ------------   -----------  -----------
 Total interest-bearing liabilities             4,792,972       852,782       399,710     1,350,628       559,612    7,955,704
Total non-interest bearing liabilities                 --            --            --            --       750,580      750,580
Stockholders' equity                                   --            --            --            --       440,485      440,485
                                              ------------  ------------  ------------  ------------   -----------  -----------
 Total liabilities & stockholders' equity     $ 4,792,972   $   852,782   $   399,710   $ 1,350,628    $1,750,677   $9,146,769
                                              ============  ============  ============  ============   ===========  ===========

Gap                                           $(2,637,106)  $  (161,082)  $ 1,400,368   $  (319,808)   $2,051,103
Cumulative gap                                $(2,637,106)  $(2,798,188)  $(1,397,820)  $(1,717,628)   $  333,475
Adjusted cumulative gap as a percentage
  of total assets                                  (28.8)%       (30.6)%       (15.3)%       (18.8)%         3.6 %

The bank's one-year gap as a percentage of total assets was negative 30.5% at September 30, 1999, compared to negative 16.5% at September 30, 1998. The decline in the bank's one-year gap was attributable to the reinvestment of proceeds from the sale of the bank's credit card portfolio into mortgage and automobile loans with fixed interest rates and longer maturities. The bank's increased use of brokered deposits as a funding source during fiscal 1999 also contributed to the decline. Partially mitigating this decline were increases in FHLB advances with maturities greater than one year. The bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13a. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value, referred to in this report as "NPV," to parallel changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements of rates in 100 basis point increments. In addition, the bank is required to calculate its NPV Ratio (3) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 1999, calculated in a manner consistent with the requirements of TB 13a.

                                                                   (Dollars in thousands)
                           --------------------------------------------------------------------------------------------------------
                                        Changes in                                    Change in
(Basis Points)                         Net Interest                                 Net Portfolio
Change in Interest                      Income(1)                                     Value(2)                          NPV
Rates                                                                                                                  Ratio
                           -------------------------------------     --------------------------------------------
                              Percent              Amount                Percent                  Amount
----------------------     --------------     ------------------     -----------------     ----------------------    --------------
+ 200                             (8.9)%       $     (25,671)                (9.4)%            $     (56,478)                 5.8%
+ 100                             (4.1)%       $     (11,989)                (1.3)%            $      (7,689)                 6.2%
- 100                             12.3%        $      35,710                 10.2%             $      61,089                  6.7%
- 200                              9.8%        $      28,441                  4.5%             $      27,064                  6.3%


----------------------------------------------------------------------------------------------------------------------------------

(1) Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

(2) Represents the difference between net portfolio value (NPV) of the bank's equity in a stable interest rate environment and the NPV in the various rate scenarios. The OTS defines NPV as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

(3) Represents the NPV as a percentage of the present value of total assets.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, generally have features which restrict changes in their interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

Inflation. The impact of inflation on the bank is different from the impact on an industrial company because substantially all of the assets and liabilities of the bank are monetary in nature. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on the operating expenses of the bank. However, the actual effect of inflation on the net interest income of the bank would depend on the extent to which the bank was able to maintain a spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which would depend to a significant extent on its asset-liability sensitivity. The effect of inflation on the bank's results of operations for the past three fiscal years has been minimal.

Deferred Tax Asset. At September 30, 1999, the bank recorded a net deferred tax asset of $1.6 million, which generally represents the cumulative excess of the bank's actual income tax liability over its income tax expense for financial reporting purposes. See Note 32 to the Consolidated Financial Statements in this report.

Capital. At September 30, 1999, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the bank's regulatory capital levels at September 30, 1999, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                 Minimum                    Excess
                                                       Actual              Capital Requirement             Capital
                                             -------------------------   -----------------------  -------------------------
                                                              As a %                    As a %                     As a %
                                                 Amount       of Assets      Amount     of Assets     Amount      of Assets
                                             --------------   --------   -------------- --------  --------------  ---------
Stockholders' equity per financial
 statements                                  $     466,679
  Minority interest in REIT Subsidiary (1)         144,000
  Net unrealized holding gains (2)                     (10)
                                             --------------
                                                   610,669
Adjustments for tangible and core capital:
  Intangible assets                                (56,887)
  Non-allowable minority interest in
    REIT Subsidiary (1)                             (8,725)
  Non-includable subsidiaries  (3)                  (3,957)
                                             --------------
     Total tangible capital                        541,100      5.94%    $     136,686    1.50%   $     404,414      4.44%
                                             --------------   ========   ============== ========  ==============  =========
     Total core capital (4)                        541,100      5.94%    $     364,497    4.00%   $     176,603      1.94%
                                             --------------   ========   ============== ========  ==============  =========
     Tier 1 risk-based capital (4)                 541,100      8.33%    $     260,261    4.00%   $     280,839      4.33%
                                             --------------   ========   ============== ========  ==============  =========
Adjustments for total risk-based capital:
  Subordinated capital debentures                  250,000
  Allowance for general loan losses                 51,392
                                             --------------
     Total supplementary capital                   301,392
                                             --------------
     Total available capital                       842,492
  Equity investments (3)                            (6,542)
                                             --------------
     Total risk-based capital (4)            $     835,950     13.04%    $     520,522    8.00%   $     315,428      5.04%
                                             ==============   ========   ============== ========  ==============  =========

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

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In May 1999, the bank received from the OTS an extension of the holding periods for certain of its REO properties through May 14, 2000. The following table sets forth the bank's REO at September 30, 1999, after valuation allowances of $84.4 million, by the fiscal year in which the property was acquired through foreclosure.

      Fiscal Year                                      (In thousands)
      -----------                                      ----------------
      1990                                              $   14,137(1)(2)
      1991                                                  27,683(2)
      1992                                                     123(2)
      1993                                                    -
      1994                                                    -
      1995                                                   6,108
      1996                                                    -
      1997                                                    -
      1998                                                      62
      1999                                                     639
                                                  -----------------
                     Total REO                           $  48,752
                                                  =================

----------------------

(1) Includes REO with an aggregate net book value of $6.5 million, which the bank treats as equity investments for regulatory capital purposes.

(2) Includes REO, with an aggregate net book value of $35.4 million, for which the bank received an extension of the holding periods through May 14, 2000.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 1999, the bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.94%, 8.33% and 13.04%, which exceeded the ratios established for well capitalized institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

Failure to obtain the REO extensions discussed above could adversely affect the bank's regulatory capital ratios. The bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the bank's local markets. Adverse general economic conditions or a downturn in local real estate markets could require further additions to the bank's allowances for losses and further charge-offs. Any such developments would adversely affect the bank's earnings and thus its regulatory capital levels.

LIQUIDITY AND CAPITAL RESOURCES

General. The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 1999, 1998 and 1997, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from Chevy Chase Bank, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends and tax sharing payments from the bank.

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

Real Estate

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, including the sale of unsecured notes, refinancings of maturing mortgage debt, asset sales and tax sharing and dividend payments from the bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 2000 and subsequent years, will depend in significant part on its receipt of dividends from the bank and tax sharing payments from the bank pursuant to the tax sharing agreement among the Trust, the bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the bank's operating performance and income, regulatory restrictions on such payments, and, in the case of tax sharing payments, the continued consolidation of the bank and the bank's subsidiaries with the Trust for federal income tax purposes. See also the discussion of potential limitations on the payment of dividends by the bank contained in "Business - Banking - Regulation - Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. See "Banking - Regulation - Regulatory Capital." During fiscal 1999, the bank made tax sharing payments totalling $6.6 million and dividend payments totalling $26.4 million to the Real Estate Trust.

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

Through September 30, 1999, the Real Estate Trust has purchased either in the open market or through dividend reinvestment 2,319,420 shares of common stock of Saul Centers representing 17.6% of such company's outstanding common stock. As of September 30, 1999, the market value of these shares was approximately $ 35.0 million. All these shares have been pledged as collateral with the Real Estate Trust's credit line banks.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $4.0 million under the facility and unrestricted availability was $13.9 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2001. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $12.0 million and unrestricted availability was $3.7 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1999 for fiscal years commencing October 1, 1999 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2000      $13,652    $     --    $  8,905     $  22,557
              2001       29,784      12,000       6,036        47,820
              2002       15,046       4,000       7,745        26,791
              2003       15,987          --       9,190        25,177
              2004        6,600          --       9,321        15,921
           Thereafter   132,378     200,000       4,925       337,303
                       --------- ----------- ----------- --------------
             Total     $213,447    $216,000    $ 46,122     $ 475,569
         --------------------------------------------------------------
Of the $213.4 million of mortgage notes outstanding at September 30, 1999, $165.2 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 1999, the Real Estate Trust received total cash distributions $6.1 million from Saul Holdings Partnership. During the period of April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. The majority of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

Development and Capital Expenditures

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The Real Estate Trust financed the project with a construction/permanent loan. The building was substantially completed in January 1998 and was offered to Saul Holdings Partnership in accordance with the Real Estate Trust's obligations under its right of first refusal agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings Partnership, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings Partnership. Accordingly, on April 1,
1998, Saul Holdings Partnership issued 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of the new building and the assumption of its loan.

In September 1997, the Real Estate Trust commenced development of a 95-unit extended stay hotel on a 3 acre parcel located adjacent to its Hampton Inn and Holiday Inn near the Washington Dulles International Airport in Sterling, Virginia. The new hotel was franchised as a TownePlace Suites by Marriott and opened for business in August 1998. Development costs were $5.8 million and were largely financed by a construction loan of $4.5 million. The loan is for two years with two extension options for two-year and one-year periods. The loan covered all costs except for the land, fees to related parties, taxes and insurance.

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near the Reagan National Airport and the Real Estate Trust's Howard Johnson hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $52.5 million. The new loans have a 15 year term, a fixed interest rate of 7.57%, and amortization based on a 25 year schedule.

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

TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in the Fort Lauderdale Commerce Center, Fort Lauderdale, Florida. This hotel opened for business on October 25, 1999.

The costs for the four hotels aggregated $32 million and were largely funded by the proceeds of a three-year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in the Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost is $7.3 million with bank financing of $6.5 million for a five-year term and an option for a two-year extension. The project is 100% leased and became operational October 1, 1999.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia, near Reagan National Airport. The 308-room Holiday Inn has been converted into a Crowne Plaza, while the 279-room Howard Johnson has been converted into a Holiday Inn. Both hotels began operations under their new designations during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, has also been renovated. The incremental costs for the two conversions have been funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tyson Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. Completion is projected for December 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,000 square foot single-story office/research and development building located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost is $4.5 million, with estimated bank financing of $4.1 million for a three-year term. The project is 100% leased to a single tenant and is projected to become operational in March 2000.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.0 to $10.0 million per year for the next several fiscal years.

Subsequent Event

On December 13, 1999, the Real Estate Trust purchased Tysons Park Place, an office building owned by Chevy Chase Bank. The building is located in Tysons Corner, McLean, Virginia and contains approximately 250,000 square feet of leasable area, which was 99% leased as of December 1, 1999. The bank occupies approximately 45% of the building. The Real Estate Trust purchased the property and an adjacent land parcel suitable for further development for $37.0 million. The transaction was financed with the proceeds of a $32.0 million mortgage loan, which has a 20-year term and a fixed interest rate of 8.21%.

Year 2000 Statement - Pursuant to The Year 2000 Information And Readiness Disclosure Act

The Real Estate Trust has reviewed all of its financial and accounting systems, as well as physical systems with embedded microprocessors, for the purpose of assessing the impact of Year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be Year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software has been modified to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. The Real Estate Trust has no information which would suggest that its financial systems would not continue to function effectively after the turn of the century.

Using the Building Owners and Manager Association's guidelines to identify building systems, including physical systems with embedded microprocessors, and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust has contacted the manufacturer, supplier, or the vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies have indicated that the systems or services are Year 2000 compliant. The Real Estate Trust is presently assessing whether any of the internal systems should be tested or whether further investigation is necessary. The Real Estate Trust has no information, which would suggest that any system would not continue to function effectively after the turn of the century. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication as defined in The Year 2000 Information and Readiness Disclosure Act of Year 2000 statements or disclosures made by others.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure. It is very difficult to identify the most reasonably likely worst case scenario at this time. Although the Real Estate Trust's potential exposure is widespread, there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenants's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust will continue to evaluate these areas and development contingency plans as appropriate. The Real Estate Trust estimates that its incremental costs to meet Year 2000 compliance is less than $250,000.

Banking

The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations in effect at September 30, 1999 was 4.0%. The bank's liquidity ratio for the quarter ended September 30, 1999 was 10.5%, compared to 10.4% for the quarter ended September 30, 1998. The bank met the liquidity level requirements for each quarter of fiscal 1999. See "Business - Regulation - Liquidity Requirements."

The bank's primary sources of funds historically have consisted of:

o principal and interest payments on loans and mortgage-backed securities;

o savings deposits;

o sales of loans and trading securities;

o securitizations and sales of loans; and

o borrowed funds including funds borrowed from the FHLB of Atlanta.

The bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 1999, the bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $3.0 billion, $44.0 million and $1.3 billion. The estimated borrowing capacity against these assets that are available to be pledged to the FHLB of Atlanta and various securities dealers totaled $3.5 billion at September 30, 1999, after market-value and other adjustments.

In the past Chevy Chase has accessed the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the bank has securitized financial assets, including credit card, home equity, home loan and automobile loan receivables, as well as single-family residential loans, because such securitizations provide the bank with a source of financing at competitive rates and assist the bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the bank has securitized approximately $13.0 billion of credit card, home equity, automobile and home loan receivables. These transactions depended on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 1999, the bank continues to service $193.1 million, $556.2 million and $111.2 million of securitized home equity, automobile and home loan receivables. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income has been adversely affected in prior periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools. Following the sale of its credit card portfolio and related operations on September 30, 1998, the bank has decreased its reliance on these transactions as a means of funding its operations and managing its capital ratio and growth.

The bank's securitization transactions transfer the risk of repayment on securitized assets to a trust which holds the receivables and issues the asset-backed certificates and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust such as a seller certificate. In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often, through the establishment of spread accounts. Occasionally other structures, such as overcollateralization of receivables or subordinated asset-backed certificates, are used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interest in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank.

Pursuant to OTS's low level recourse rule, which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a pay out event is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained, including amounts outstanding in the spread accounts and the amount of any overcollateralization of receivables or subordinated interest, which, as noted above, constitute a dollar-for-dollar capital requirement for the bank. The bank also retains risk through the bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates unless and to the extent recourse is retained through an express subordination and are on-balance sheet assets against which the bank must maintain capital.

Prior to fiscal year 1999, the proceeds from the securitization and sale of credit card, home equity, automobile and home loan receivables had been significant sources of liquidity for the bank. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. The bank securitized and sold $1.0 billion of credit card receivables, $534.7 million of automobile loan receivables, $298.8 million of home equity receivables and $45.9 million of home loan receivables during fiscal 1998. Additionally, during fiscal 1998, the bank securitized and sold $36.0 million of amounts on deposit in certain spread accounts established in connection with certain of the bank's credit card securitizations. At September 30, 1999, the bank was not planning the securitization and sale of any automobile, home equity, or home loan receivables.

In connection with the sale of the bank's credit card portfolio and related operations on September 30, 1998, the bank transferred all of its rights, interests, liabilities and obligations, including recourse obligations, relating to its credit card securitizations to FUSA.

As part of its operating strategy, the bank continues to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. However, management did not rely on securitizations as a source of liquidity in fiscal 1999 because, among other things, changes in the composition of the bank's loan and lease portfolio following the sale of its credit card business as well as changes in market and other conditions made other sources of liquidity, such as Federal Home Loan Bank advances and brokered deposits, relatively more attractive sources of funding.

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal 1999, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $39.2 billion, repay borrowings of $30.7 billion, fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.1 billion, purchase investments and loans of $2.3 billion and meet operating expenses, before depreciation and amortization, of $288.9 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $40.1 billion, proceeds from borrowings of $32.3 billion, proceeds from sales of loans, trading securities and real estate of $1.0 billion, and principal and interest collected on investments, loans, and securities of $1.9 billion.

The bank is obligated under various recourse provisions, primarily related to credit losses, related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $67.0 million and $12.3 million at September 30, 1999, and $110.2 million and $12.5 million, at September 30, 1998. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $7.0 million and $11.3 million at September 30, 1999 and 1998, which were classified as trading securities in the Consolidated Statements of Financial Condition in this report.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 1999, recourse to the bank under these arrangements was $13.6 million, consisting of restricted cash accounts amounting to $7.6 million and overcollateralization of receivables of $6.0 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At September 30, 1999, recourse to the bank under this arrangement totaled $0.8 million.

The bank's commitments to extend credit at September 30, 1999 are set forth in the following table:

                                                             (In thousands)

        Commitments to originate loans................          $   169,127
                                                        --------------------

        Loans in process (collateralized loans):
          Home equity.................................              537,466
          Real estate construction and ground.........              190,747
          Commercial real estate and multifamily......                3,556
          Commercial..................................              126,730
                                                        --------------------
                                                                    858,499
                                                        --------------------
        Loans in process (unsecured loans):
          Overdraft lines.............................               99,595
          Commercial..................................               58,795
                                                        --------------------
                                                                    158,390
                                                        --------------------
        Total commitments to extend credit............         $  1,186,016
                                                        ====================

Based on historical experience, the bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 53.7% of commitments to extend credit at September 30, 1999.

At September 30, 1999, repayments of borrowed money scheduled to occur during the next 12 months were $971.7 million. Certificates of deposit maturing during the next 12 months amounted to $1.8 billion including $532.6 million of brokered deposits. The bank expects that a significant portion of these maturing certificates of deposit will remain with the bank. In the event that deposit withdrawals are greater than anticipated, particularly among the more volatile brokered deposits, the bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

There were no material commitments for capital expenditures at September 30, 1999. During fiscal 1998, the bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the bank is developing an office building to use as its new corporate headquarters. Construction on this project began in April 1999.

The bank's liquidity requirements in years subsequent to fiscal 1999 will continue to be affected both by the asset size of the bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the bank's primary sources of funds, described above, will be sufficient to meet the bank's foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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

Under the direction of the bank's management, a corporate-wide Year 2000 program was launched to prepare its internal computer systems, applications and infrastructure to correctly process dates up through and after December 31, 1999, and to mitigate external risks to the bank. The program is supported by a working group that organizes and conducts specific Year 2000 projects, including projects dealing with the bank's facilities, counterparties and critical vendors and service providers.

The program, which is based on the FFIEC's guidelines, consists of five components relating to mission-critical technology:

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

           4. The validation phase, in which the bank conducted tests of system-wide applications and evaluated user acceptance; and

           5. The implementation phase, in which the bank converted its systems to year 2000-tested applications and products.

All phases of the program have been completed. To be sure that the bank remains ready for the Year 2000, ongoing validation is planned.

Year 2000 test results indicate that remediation efforts have been successful. The bank has nonetheless planned for the possibility that Year 2000 failures may occur. The bank has developed contingency plans to address problems which may be created by external parties who may not be Year 2000 compliant. As part of this effort, the bank has assessed significant services provided by third parties to determine risks from inadequate Year 2000 preparations which may affect the bank, and has taken necessary actions to mitigate those risks by developing contingency plans in response to those risks.

The bank is working to mitigate external risks through a variety of projects. The bank has assessed, and will continue to assess, the Year 2000 readiness of key counterparties and of customers. In addition, the bank has assessed the Year 2000 readiness of critical vendors and service providers, including telecommunications, hardware and software, office equipment and financial services' providers.

Many activities are planned for the weeks before January 1, 2000, the date-change weekend, and the weeks immediately thereafter. To manage these efforts, the bank has developed a coordinated management strategy to facilitate detection and resolution of Year 2000 disruptions, and to ensure efficient communications with the bank's management, staff, customers, and third parties.

The bank does not expect to incur a material loss as a result of the Year 2000 problem. However, because the bank ultimately has no control over the remediation of systems of third parties with whom the bank has relationships, there can be no assurance that the bank's program, including its contingency plans, will fully mitigate the effects of third-party failures.

As part of the program, the bank charged $3.2 million and $2.3 million to expense during the years ended September 30, 1999 and 1998 and expects that an additional $3.0 million will be charged to expense during fiscal 2000. The bank's cost estimates are based on variables and assumptions that could cause actual results to differ from these projections.

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

The bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In the last three fiscal years, non-interest income from securitizations of credit card (prior to fiscal 1999) and home equity credit line receivables and income from gains on sales of credit card accounts, loans and mortgage-backed securities have had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the bank's principal expenses are operating expenses.

Fiscal 1999 Compared to Fiscal 1998

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $2.5 million and an operating loss of $10.3 million for fiscal 1999, compared to a loss before depreciation and amortization of debt expense of $6.9 million and an operating loss of $18.5 million for fiscal 1998. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased equity in the earnings of unconsolidated entities, and lower net interest expense.

Income after direct operating expenses from hotels increased $2,967,000, or 11.5%, in fiscal 1999 over the level achieved in fiscal 1998. $987,000 of this increase reflected improved results from ten hotels owned throughout both periods, and $1,980,000 reflected results from five acquired or newly constructed properties. The increase in total revenue of $7,490,000, or 10.5%, exceeded the increase of $4,523,000, or 9.9%, in direct operating expenses. Room sales for fiscal 1999 increased $6,684,000, or 12.6%, over fiscal 1998, while food and beverage sales increased $714,000, or 4.9%, over the prior year. For the ten hotels owned throughout both periods, the increase in total revenue was $2,886,000, or 4.5%, and the increase in direct operating expense was $1,899,000, or 4.6%. The revenue increase was attributable to market conditions which permitted the Real Estate Trust to raise average room rates without adversely affecting occupancy levels at a majority of the hotels.

Income after direct operating expenses from office and industrial properties increased $966,000, or 6.3%, in fiscal 1999 compared to such income in fiscal 1998. Gross income increased $1,406,000, or 6.1%, in fiscal 1999, while expenses increased $440,000, or 5.8%. The improvement was the direct result of higher rents received during the year and the historically high level of occupancy in all of the Real Estate Trust's properties.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $1,463,000, or 34.1%, in fiscal 1999, primarily due to lower cash balances on which interest was earned.

Land parcels and other expenses decreased $726,000, or 45.2%, in fiscal 1999 as the result of the transfer of some portions of land parcels to development.

Interest expense decreased $2,406,000, or 5.6%, in fiscal 1999, primarily because of decreases in interest costs on senior secured debt and unsecured debt. The average balance of outstanding borrowings increased to $444.3 million for fiscal 1999 from $433.2 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 9.26% in fiscal 1999 and 10.05% in fiscal 1998.

Capitalized interest increased $753,000, or 362.0%, during fiscal 1999 due to the higher level of development activity in the current year.

Amortization of debt expense decreased $73,000, or 19.6%, primarily due to the lower costs experienced in the refinancing of senior secured debt.

Depreciation increased $1,338,000, or 12.0%, in fiscal 1999 as a result of new tenant improvements, capital replacements, and the additions of new income-producing properties.

Advisory, management and leasing fees paid to related parties increased $689,000, or 7.9%, in fiscal 1999. The advisory fee in fiscal 1999 was approximately $337,000 per month compared to approximately $317,000 per month for fiscal 1998, which resulted in an aggregate increase of approximately $235,000, or 6.2%. Management and leasing fees were higher by $454,000, or 9.2%, in fiscal 1999 as a result of increased gross income on which fees are based.

General and administrative expense increased $9,000, or 0.8%, in fiscal 1999, as a result of higher administrative costs.

Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1999, the Real Estate Trust recorded earnings of $5,360,000 from such investments compared to earnings of $1,918,000 in the prior year. The improvement of $3,442,000 largely reflected a positive change in rental operations between the two years and a reduction in earnings in fiscal 1998 due to the losses on the sale of interest rate protection agreements and the write-off of unamortized loan costs when a portion of the loan portfolio was refinanced.

There was no gain or loss on sale of property in fiscal 1999. The loss on sale of property in fiscal 1998 reflected the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland.

Banking

The bank's operating results historically have depended primarily on its net interest spread, which is the difference between the rates of interest earned on its loans and securities and the rates of interest paid on its deposits and borrowings. Prior to fiscal 1999, servicing and securitization income from credit card, home equity, automobile and home loan receivables had a significant effect on net income. In addition to interest paid on its interest-bearing liabilities, the bank's principal expenses are operating expenses.

On September 30, 1998, the bank sold its credit card portfolio and related operations to First USA Bank, N.A. The credit card portfolio included approximately $4.8 billion of managed credit card loans and 3.1 million Visa(R) and MasterCard(R) credit card accounts. The credit card program had historically been a significant source of earnings for the bank. The bank believes it will be able to maintain profitability by relying on its core deposit franchise as a significant source of low-cost funds, and investing those funds in assets that, although offering lower yields than credit cards, involve less credit risk and overhead costs. Nevertheless, implementation of this strategy continues to be a gradual process and the bank's short-term profitability has been adversely affected by the fact that the immediate loss of earnings from the credit card program has not been fully offset by corresponding reductions in operating expenses.

Overview. The bank recorded operating income of $96.0 million for the year ended September 30, 1999, compared to operating income of $184.4 million for the year ended September 30, 1998. Last year's results include the impact of the sale of the bank's credit card portfolio and related operations on September 30, 1998. The decrease in income for fiscal 1999 was primarily attributable to a $470.1 million decrease in other (non-interest) income resulting primarily from the $288.3 million gain on sale of the bank's credit card portfolio and related operations on September 30, 1998. The elimination of credit card interest income of $102.8 million and credit card fees of $53.9 million during fiscal 1999 were offset by corresponding reductions in operating expenses of $178.7 million and provision for loan and lease losses of $127.9 million. The bank also recognized a gain of $31.6 million from the sale of one of its REO properties during fiscal 1999.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $75.0 million, or 37.7%, during fiscal 1999. Included in interest income during fiscal year 1999 was $0.2 million recorded on non-accrual asset and restructured loans. The bank would have recorded an additional $2.8 million in interest income in fiscal 1999 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)
                                                                        Year Ended September 30,
                                     -----------------------------------------------------------------------------------------------
                                                   1999                            1998                            1997
                        September 30,-------------------------------- ------------------------------- ------------------------------
                          1999         Average              Yield/      Average              Yield/      Average             Yield/
                        Yield/Rate     Balances   Interest  Rate        Balances   Interest  Rate        Balances  Interest  Rate
                        ------------ ---------- ---------- ---------- ---------- ---------- --------- ----------- --------- --------
Assets:
 Interest-earning
      assets:
  Loans receivable,
      net (1)               8.32 %   $4,791,302  $402,263    8.40 %   $2,776,040  $299,566   10.79 %  $3,578,639  $360,842   10.08 %
  Mortgage-backed
     securities             6.12      1,631,711    96,589    5.92      1,990,123   113,441    5.70     1,204,839    72,209    5.99
  Federal funds sold
     and securities
    purchased under
    agreements to
    resell                  5.47         58,234     2,953    5.07        140,004     7,892    5.64       128,268     7,066    5.51
  Trading securities        8.67         50,759     3,553    7.00         25,159     2,005    7.97        15,436     1,530    9.91
  Investment
    securities              5.56         44,473     2,466    5.54         37,866     2,138    5.65         8,346       481    5.76
  Other interest-
    earning assets          5.81        204,548    11,669    5.70        196,646    12,362    6.29       196,444    12,224    6.22
                                     ---------- ----------            ---------- ----------           ----------- ---------
   Total                    7.84      6,781,027   519,493    7.66      5,165,838   437,404    8.47     5,131,972   454,352    8.85
                        ------------            ---------- ----------            ---------- ---------             --------- --------
 Non-interest
   earning assets:
  Cash                                  234,320                          217,929                         191,626
  Real estate held
   for investment
   or sale                               60,346                           86,348                         115,948
  Property and
   equipment, net                       292,322                          287,352                         249,104
  Cost in excess
   of net assets
   acquired, net                         23,741                           21,518                           1,728
  Other assets                          252,316                          609,115                         399,365
                                     ----------                       ----------                      -----------
   Total assets                      $7,644,072                       $6,388,100                      $6,089,743
                                     ==========                       ==========                      ===========


Liabilities and
  stockholders'
  equity:
 Interest-bearing
  liabilities:
  Deposit accounts:
   Demand deposits          0.65     $1,121,970    11,648    1.04      $ 998,256    19,877    1.99     $ 890,204    21,977    2.47
   Savings deposits         1.89      1,023,744    21,218    2.07      1,017,755    30,727    3.02       975,264    33,106    3.39
   Time deposits            5.02      1,578,571    77,084    4.88      1,663,772    89,958    5.41     1,420,613    75,180    5.29
   Money market
    deposits                3.38      1,084,273    36,395    3.36        994,590    38,756    3.90       992,066    38,644    3.90
                                     ---------- ----------            ---------- ----------           ----------- ---------
   Total deposits           2.94      4,808,558   146,345    3.04      4,674,373   179,318    3.84     4,278,147   168,907    3.95
  Borrowings                5.87      1,718,721    99,162    5.77        888,473    59,092    6.65     1,134,754    70,908    6.25
                                     ---------- ----------            ---------- ----------           ----------- ---------
   Total liabilities        3.86      6,527,279   245,507    3.76      5,562,846   238,410    4.29     5,412,901   239,815    4.43
                        ------------            ---------- ----------            ---------- ---------             --------- --------
 Non interest-bearing
   items:
  Non-interest
   bearing deposits                     457,832                          266,711                         196,620
  Other liabilities                      78,322                           79,655                          53,037
  Minority interest                     144,000                          144,000                         119,376
  Stockholders'
   equity                               436,639                          334,888                         307,809
                                     ----------                       ----------                      -----------
   Total liabilities
    and stockholders'
    equity                           $7,644,072                       $6,388,100                      $6,089,743
                                     ==========                       ==========                      ===========

Net interest income                              $273,986                         $198,994                        $214,537
                                                ==========                       ==========                       =========

Net interest spread (2)                                       3.90  %                          4.18 %                         4.42 %
                                                           ==========                       =========                       ========

Net yield on
  interest-earning
  assets (3)                                                  4.04  %                          3.85 %                         4.18 %
                                                           ==========                       =========                       ========

Interest-earning
 assets to interest
 -bearing liabilities                                       103.89  %                         92.86 %                        94.81 %
                                                           ==========                       =========                       ========



(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes $4,196, ($3,078), and ($8,329) of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 1999, 1998 and 1997.
(2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3) Equals net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding changes in interest income and interest expense of the bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume, based on change in volume multiplied by old rate; changes in rate, change in rate multiplied by old volume; and changes in rate and volume.

Volume and Rate Changes in Net Interest Income
(In thousands)

                                                      Year Ended September 30, 1999                 Year Ended September 30, 1998
                                                               Compared to                                   Compared to
                                                      Year Ended September 30, 1998                 Year Ended September 30, 1997
                                                           Increase (Decrease)                           Increase (Decrease)
                                                          Due to Change in (1)                           Due to Change in (1)
                                           ------------------------------------------------ ----------------------------------------
                                                                                  Total                                    Total
                                                  Volume            Rate         Change        Volume         Rate         Change
                                           ----------------- ------------- -------------- ------------ ------------- -------------
Interest income:
  Loans (2)                                $        180,648  $    (77,951) $     102,697  $   (85,559) $     24,283  $    (61,276)
  Mortgage-backed securities                        (21,089)        4,237        (16,852)      44,886        (3,654)       41,232
  Federal funds sold and securities
    purchased under agreements  to resell            (4,210)         (729)        (4,939)         657           169           826
  Trading securities                                  1,819          (271)         1,548          819          (344)          475
  Investment securities                                 370           (42)           328        1,666            (9)        1,657
  Other interest-earning assets                         488        (1,181)          (693)          11           127           138
                                           ----------------- ------------- -------------- ------------ ------------- -------------
      Total interest income                         158,026       (75,937)        82,089      (37,520)       20,572       (16,948)
                                           ----------------- ------------- -------------- ------------ ------------- -------------


Interest expense:
  Deposit accounts                                    5,064       (38,037)       (32,973)      15,240        (4,829)       10,411
  Borrowings                                         48,797        (8,727)        40,070      (16,136)        4,320       (11,816)
                                           ----------------- ------------- -------------- ------------ ------------- -------------
      Total interest expense                         53,861       (46,764)         7,097         (896)         (509)       (1,405)
                                           ----------------- ------------- -------------- ------------ ------------- -------------



Increase (decrease) in net interest income $        104,165  $    (29,173) $      74,992  $   (36,624) $     21,081  $    (15,543)
                                           ================= ============= ============== ============ ============= =============



----------------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in fiscal 1999 increased $82.1 million, or 18.8%, from the level in fiscal 1998 as a result of higher average balances of loans and leases receivable, which was offset by lower average yields on loan and lease receivables. Higher average balances of real estate loans, automobile loans and leases and commercial loans more than offset the elimination of $1.0 billion in average credit card loans.

The bank's net yield on interest-earning assets increased to 4.04% in fiscal 1999 from 3.85% in fiscal 1998. The increase in the net yield primarily reflected an increase in the average balances of earning assets which were funded with proceeds received from the sale of the credit card portfolio and related operations as well as advances from the Federal Home Loan Bank. Partially offsetting this increase was the decline in the yield on loans resulting from the elimination of higher yielding credit card loans. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 103.9% in fiscal 1999 from 92.9% in fiscal 1998.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $102.7 million, or 34.3%, from fiscal 1998 primarily because of higher average balances. The bank did not securitize and sell any receivables into new trusts during fiscal 1999, which contributed to the higher average balances. Lower average yields earned on the loan and lease portfolio due to the effect of the sale of the credit card portfolio partially offset the positive effect of the higher average balances.

Higher average balances of the bank's single-family residential loans, which increased $2.1 billion, or 191.7%, resulted in a $144.2 million, or 173.8%, increase in income from such loans. Lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans and leases, commercial loans and real estate construction loans increased $527.7 million, $135.2 million and $103.6 million and contributed to a $60.2 million, $8.9 million and $7.6 million increase in interest income from such loans. Lower average yields on those loans partially offset the effects of the higher average balances.

The average yield on the loan and lease portfolio in fiscal 1999 decreased 239 basis points, to 8.40% from 10.79%, from the average yield in fiscal 1998. The decline in the average yield in fiscal 1999 resulted from the sale of the credit card portfolio on September 30, 1998. During fiscal 1998, average credit card loans totaled $1.0 billion with an average yield of 12.86%.

Interest income on mortgage-backed securities decreased $16.9 million, or 14.9%, primarily because of lower average balances. The effect of the $358.4 million decrease in average balances more than offset an increase in the average interest rates on these securities from 5.70% to 5.92%.

Interest expense on deposits decreased $33.0 million, or 18.4%, during fiscal 1999 due to decreased average rates. The 80 basis point reduction in the average rate on deposits, from 3.84% to 3.04%, resulted primarily from market conditions during the last quarter of fiscal 1998, which led the bank to reduce the rates it pays on deposits.

The decrease in interest expense on deposits was more than offset by an increase in interest expense on borrowings. Higher average balances of Federal Home Loan bank advances of $736.8 million and repurchase agreement transactions of $68.4 million primarily resulted in a $40.1 million, or 67.8%, increase in interest expense on borrowings. This amount was partially offset by an 88 basis point reduction in the average rate on borrowings, to 5.77% from 6.65%.

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses decreased to $22.9 million in fiscal 1999 from $150.8 million in fiscal 1998. The $127.9 million decrease was primarily due to the elimination of provisions for losses on credit card loans resulting from the sale of the credit card portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other (non-interest) income decreased to $170.2 million in fiscal 1999 from $640.3 million in fiscal 1998. The $470.1 million, or 73.4%, decrease was primarily attributable to the September 30, 1998 recognition of the gain on sale of the credit card portfolio and the corresponding elimination of credit card fees during fiscal 1999. Also contributing to the decrease in other income was a decrease in servicing and securitization income. Partially offsetting these decreases were increases in deposit servicing fees and gain on real estate held for investment or sale.

Servicing and securitization income decreased $200.0 million, or 86.3%, during fiscal 1999 primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. During fiscal 1998, the bank securitized and sold $1.0 billion, $298.8 million, $534.7 million and $45.9 million of credit card, home equity, automobile and home loan receivables and recognized gains of $81.6 million, $19.7 million, $23.1 million and $3.4 million on these transactions. In addition, credit card loan servicing fees amounting to $139.3 million for fiscal 1998 were eliminated as a result of the September 30, 1998 sale of the bank's credit card portfolio.

The $50.6 million increase in gain on real estate held for investment or sale was primarily attributable to the $31.6 million gain on sale of one of the communities located in Loudoun County, Virginia and, to a lesser extent, a decrease of $20.6 million in the provision for losses on such assets. See "Financial Condition - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $17.6 million, or 33.8%, during fiscal 1999 primarily due to an increase in fees generated from the expansion of the bank's branch and ATM network.

Operating Expenses. Operating expenses during fiscal 1999 decreased $178.7 million, or 35.5%, from the level in fiscal 1998. Primarily as a result of the sale of the bank's credit card operations during fiscal 1999, marketing expenses decreased $67.0 million, loan expenses decreased $40.9 million and data processing expenses decreased $27.2 millions and salaries and employee benefits decreased $24.4 million. Additions of staff to the bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits resulting from the sale.

Fiscal 1998 Compared to Fiscal  1997

Real Estate

The Real Estate Trust recorded a loss before depreciation and amortization of debt expense of $6.9 million and an operating loss of $18.5 million for fiscal 1998, compared to a loss before depreciation and amortization of debt expense of $7.8 million and an operating loss of $19.0 million for fiscal 1997. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties and higher other income, reduced by increased corporate expenses, a reduction in equity in earnings of unconsolidated entities, and a loss on the sale of a property in fiscal 1998 as compared to a gain in fiscal 1997.

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

Land parcels and other expenses decreased $76,000, or 4.5%, in fiscal 1998 as the result of lower real estate taxes and the disposition of a property in the current year.

Interest expense increased $2,472,000, or 6.2%, in fiscal 1998, primarily because of the higher level of borrowings. The average balance of outstanding borrowings increased to $433.2 million for fiscal 1998 from $400.3 million for the prior year. The increase in average borrowings occurred as a result of a new issue of $200.0 million of Senior Secured Notes due 2008 and the retirement of $175.0 million of Senior Secured Notes due 2002, new mortgage loan financings and sales of new Unsecured Notes in excess of maturing Notes. The average cost of borrowings was 10.05% in fiscal 1998 and 10.30% in fiscal 1997.

Capitalized interest increased $182,000, or 700.0%, during fiscal 1998 due to the higher level of development activity.

Amortization of debt expense decreased $292,000, or 44.0%, in fiscal 1998, primarily due to lower costs experienced in the new Senior Secured Note financing and in the renewal of lines of credit.

Depreciation increased $627,000, or 5.9%, in fiscal 1998 as a result of the addition of two new income-producing properties as well as new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased $747,000, or 9.3%, in fiscal 1998. The advisory fee in fiscal 1998 was approximately $317,000 per month compared to approximately $311,000 per month for fiscal 1997, which resulted in an aggregate increase of approximately $75,000, or 2.0%,. Management and leasing fees were higher by $672,000, or 15.8%, in fiscal 1998 as a result of increased gross income on which fees are based.

General and administrative expense decreased $119,000, or 9.4%, in fiscal 1998 as a result of lower legal and insurance costs.

Equity in earnings of unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1998, the Real Estate Trust recorded earnings of $1,918,000 from such investments compared to earnings of $4,150,000 in the prior year. The reduction of earnings in fiscal 1998 was due to the losses on the sale of interest rate protection agreements and the write-off of unamortized loan costs when a portion of the loan portfolio was refinanced.

Loss on sale of property in fiscal 1998 reflected the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland. Gain on sale of property in fiscal 1997 represents the gain on the sale of a purchase-leaseback investment located in Casper, Wyoming and the gain on the condemnation of a portion of a land parcel located in Atlanta, Georgia.

Banking

Overview. The bank recorded operating income of $184.4 million for the year ended September 30, 1998, compared to operating income of $80.2 million for the year ended September 30, 1997. The increase in income for fiscal 1998 was primarily attributable to a $231.2 million increase in other (non-interest) income resulting primarily from a $288.3 million gain on sale of the bank's credit card portfolio and related operations on September 30, 1998. Offsetting this amount was an $85.7 million, or 20.5%, increase in operating (non-interest) expenses caused primarily by increased salaries and employee benefits and loan expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $15.5 million, or 7.2%, during fiscal 1998. Interest income of $0.4 million was actually recorded on non-accrual assets and restructured loans during fiscal 1998. The bank would have recorded additional interest income of $1.9 million in fiscal 1998 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

Interest income in fiscal 1998 decreased $16.9 million, or 3.7%, from the level in fiscal 1997 as a result of lower average balances of loans receivable, and, to a lesser extent, lower average yields on mortgage-backed securities. Higher average yields on loans receivable and higher average balances of mortgage-backed securities partially offset the negative effect on interest income of the lower average loan balances and lower average yields on mortgage-backed securities.

The bank's net yield on interest-earning assets decreased to 3.85% in fiscal 1998 from 4.18% in fiscal 1997. The decrease in the net yield primarily reflected lower yields resulting from a shift in the composition of interest-earning assets from loans receivable to lower yielding mortgage-backed securities, as well as higher average balances of deposits. The increase in average deposits was primarily due to brokered time deposits accepted in fiscal 1997 which matured during fiscal 1998. Average demand deposits also increased during fiscal 1998 as a result of the continued expansion of the bank's branch network. The bank does not currently anticipate significant reliance on brokered deposits as a key source of funding in the future.

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

Interest income on mortgage-backed securities increased $41.2 million, or 57.1%, primarily because of higher average balances. The increased mortgage-backed securities balances in the 1998 period reflected the $1.1 billion, $560.2 million and $598.3 million exchange of single-family residential loans for mortgage-backed securities in September 1997, March 1998 and June 1998. The positive effect of the higher average balances was partially offset by a decline in the average interest rates on these securities from 5.99% to 5.70%.

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

Other Income. Other (non-interest) income increased to $640.3 million in fiscal 1998 period from $409.1 million in fiscal 1997. The $231.2 million increase in such income was primarily attributable to an increase in gain on sales of loans which included the $288.3 million gain on the sale of the bank's credit card portfolio and related operations on September 30, 1998. Also contributing to the increase in other income was a $10.1 million increase in deposit servicing fees. Partially offsetting these increases was a $71.5 million decrease in servicing and securitization income.

Servicing and securitization income decreased $71.5 million to $231.7 million from $303.2 million, primarily due to increases in the amortization of and unrealized losses on interest-only strips. The bank recognized net unrealized losses on its automobile, home equity and home loan interest-only strips of $42.9 million during fiscal 1998 compared to net unrealized gains on the valuation of the bank's credit card interest-only strips of $7.0 million during 1997. In addition, amortization of $99.0 million on interest-only strips related to prior gains on sales of loans was recorded in fiscal 1998 compared to $24.8 million in fiscal 1997. Offsetting these amounts were gains of $81.6 million, $23.1 million, $19.7 million and $3.4 million recognized on the securitization and sale of credit card loans, automobile loans, home equity and home loan receivables.

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

Information required by this Item is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:


    (a)  Report of Independent Public Accountants.

    (b)  Consolidated Balance Sheets - As of September 30,
         1999 and 1998.

    (c) Consolidated Statements of Operations - For the years ended September 30, 1999, 1998 and 1997.

    (d) Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit - For the years ended September 30, 1999, 1998 and 1997.

    (e) Consolidated Statements of Cash Flows - For the years ended September 30, 1999, 1998 and 1997.

    (f)  Notes to Consolidated Financial Statements.

The selected quarterly financial data included in Note 34 of Notes to Consolidated Financial Statements referred to above are incorporated herein by reference.

Summary financial information with respect to the bank is also included in Part I, Item 1.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
   B.F. Saul Real Estate Investment Trust


We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income and changes in shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.




Arthur Andersen LLP



Vienna, Virginia
December 1, 1999

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================
                                                                                                            September 30
                                                                                                    -----------------------------
(In thousands)                                                                                          1999           1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                              $  197,075     $  165,805
    Office and industrial                                                                                 111,183        110,257
    Other                                                                                                   3,923          3,889
                                                                                                    -------------- --------------
                                                                                                          312,181        279,951
    Accumulated depreciation                                                                             (104,774)       (96,072)
                                                                                                    -------------- --------------
                                                                                                          207,407        183,879
Land parcels                                                                                               39,448         40,110
Construction in progress                                                                                   20,498          8,694
Cash and cash equivalents                                                                                  17,857         13,950
Other assets                                                                                               79,861         76,799
                                                                                                    -------------- --------------
                    Total real estate assets                                                              365,071        323,432
---------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                   326,758        336,858
Interest-bearing deposits                                                                                  69,388        499,598
Federal funds sold and securities purchased under agreements to resell                                    194,000        380,000
Loans held for sale                                                                                       116,797         56,287
Loans held for securitization and sale                                                                         --        125,000
Investment securities (market value $44,434 and $44,528, respectively)                                     44,400         43,999
Trading securities                                                                                          6,955         11,319
Mortgage-backed securities (market value $1,285,442 and $2,014,819, respectively)                       1,311,370      2,025,817
Loans and leases receivable (net of allowance for losses of $58,139 and $60,157, respectively)          6,312,073      2,533,957
Federal Home Loan Bank stock                                                                               87,183         49,036
Real estate held for investment or sale (net of allowance for losses of $84,607 and
    $153,766, respectively)                                                                                52,369         69,025
Property and equipment, net                                                                               304,533        285,916
Goodwill and other intangible assets, net                                                                  27,902         30,879
Interest only strips, net                                                                                   7,626         13,508
Servicing assets, net                                                                                      30,479         27,156
Other assets                                                                                              254,936        232,794
                                                                                                    -------------- --------------
                    Total banking assets                                                                9,146,769      6,721,149
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 9,511,840    $ 7,044,581
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                 $  213,447     $  198,874
Notes payable - secured                                                                                   216,000        200,000
Notes payable - unsecured                                                                                  46,122         50,335
Deferred gains - real estate                                                                              112,834        112,883
Accrued dividends payable - preferred shares of beneficial interest                                        32,967         34,049
Other liabilities and accrued expenses                                                                     42,268         39,895
                                                                                                    -------------- --------------
                    Total real estate liabilities                                                         663,638        636,036
---------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                        5,763,486      4,888,230
Securities sold under repurchase agreements and other short-term borrowings                               630,771        491,754
Notes payable                                                                                                 373            430
Federal Home Loan Bank advances                                                                         1,743,188        352,027
Custodial accounts                                                                                         22,628          5,926
Amounts due to banks                                                                                       42,718         40,601
Other liabilities                                                                                         109,120        112,668
Capital notes -- subordinated                                                                             250,000        250,000
                                                                                                    -------------- --------------
                    Total banking liabilities                                                           8,562,284      6,141,636
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                       73,236         72,242
Minority interest -- other                                                                                218,307        218,306
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       9,517,465      7,068,220
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                        516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                 6,642          6,642
Paid-in surplus                                                                                            92,943         92,943
Deficit                                                                                                   (63,884)       (81,936)
Net unrealized holding loss                                                                                     6             44
                                                                                                    -------------- --------------
                                                                                                           36,223         18,209
Less cost of 1,814,688 common shares of beneficial interest in treasury                                   (41,848)       (41,848)
                                                                                                    -------------- --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                (5,625)       (23,639)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                           $ 9,511,840    $ 7,044,581
---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands, except per share amounts)                                                1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                 $   78,914      $   71,424     $   59,464
Office and industrial properties                                                           24,289          22,883         21,097
Other                                                                                       2,822           4,285          4,008
                                                                                    --------------  -------------- --------------
Total income                                                                              106,025          98,592         84,569
---------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                 50,039          45,516         38,523
    Office and industrial properties                                                        8,071           7,631          7,766
    Land parcels and other                                                                    880           1,607          1,683
Interest expense                                                                           40,247          42,653         40,181
Capitalized interest                                                                         (961)           (208)           (26)
Amortization of debt expense                                                                  299             372            664
Depreciation                                                                               12,508          11,170         10,543
Advisory, management and leasing fees - related parties                                     9,431           8,742          7,995
General and administrative                                                                  1,162           1,153          1,272
                                                                                    --------------  -------------- --------------
Total expenses                                                                            121,676         118,636        108,601
---------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                               5,360           1,918          4,150
Gain (loss) on sale of property                                                                --            (331)           895
---------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                             $  (10,291)     $  (18,457)    $  (18,987)
---------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                  $  402,263      $  299,566     $  360,842
Mortgage-backed securities                                                                 96,589         113,441         72,209
Trading securities                                                                          3,553           2,005          1,530
Investment securities                                                                       2,466           2,138            481
Other                                                                                      14,622          20,254         19,290
                                                                                    --------------  -------------- --------------
Total interest income                                                                     519,493         437,404        454,352
---------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                          146,345         179,318        168,907
Short-term borrowings                                                                      38,446          33,294         47,378
Long-term borrowings                                                                       60,716          25,798         23,530
                                                                                    --------------  -------------- --------------
Total interest expense                                                                    245,507         238,410        239,815
                                                                                    --------------  -------------- --------------
Net interest income                                                                       273,986         198,994        214,537
Provision for loan and lease losses                                                       (22,880)       (150,829)      (125,115)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                       251,106          48,165         89,422
---------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                        31,670         231,674        303,216
Credit card fees                                                                               --          53,881         57,381
Deposit servicing fees                                                                     69,570          51,997         41,893
Gain on sales of trading securities, net                                                    7,243             982          1,203
Net unrealized loss trading securities                                                      1,192          (1,258)            --
Gain (loss) on real estate held for investment or sale, net                                34,049         (16,539)       (18,688)
Gain on sales of loans, net                                                                 4,152         290,434          1,527
Other                                                                                      22,320          29,089         22,573
                                                                                    --------------  -------------- --------------
Total other income                                                                        170,196         640,260        409,105
---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands, except per share amounts)                                                1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                         $  175,149      $  199,557     $  160,949
Loan                                                                                       13,292          54,147         29,943
Property and equipment                                                                     26,089          28,114         24,397
Marketing                                                                                  12,664          79,642         74,504
Data processing                                                                            18,247          45,419         48,138
Depreciation and amortization                                                              33,362          33,989         28,708
Deposit insurance premiums                                                                  4,431           4,859          5,033
Amortization of goodwill and other intangible assets                                        3,083           5,862          2,615
Other                                                                                      39,005          52,429         44,059
                                                                                    --------------  -------------- --------------
Total operating expenses                                                                  325,322         504,018        418,346
---------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                               $   95,980      $  184,407     $   80,181
---------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                       $   85,689      $  165,950     $   61,194
Income tax provision                                                                       29,302          42,869         12,810
                                                                                    --------------  -------------- --------------
Income before extraordinary item and minority interest                                     56,387         123,081         48,384
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                         --          (9,601)            --
                                                                                    --------------  -------------- --------------
Income before minority interest                                                            56,387         113,480         48,384
Minority interest held by affiliates                                                       (7,604)        (22,043)        (6,848)
Minority interest -- other                                                                (25,313)        (25,313)       (22,676)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                        $   23,470      $   66,124     $   18,860
---------------------------------------------------------------------------------------------------------------------------------






NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                       $   18,052      $   60,706     $   13,442

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest                                 $    10.56      $    24.38      $    8.90
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                         --           (1.99)            --
                                                                                    --------------  -------------- --------------
Income before minority interest                                                             10.56           22.39           8.90
Minority interest held by affiliates                                                        (1.58)          (4.57)         (1.42)
Minority interest -- other                                                                  (5.24)          (5.24)         (4.70)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                             $    3.74      $    12.58      $    2.78
---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================


                                                                                    For the Year Ended September 30
                                                                                    ---------------------------------------------
(Dollars in thousands)                                                                  1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                                             $   23,470      $   66,124     $   18,860
Other comprehensive income:
    Net unrealized holding gains (losses)                                                     (38)            440          1,104
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                             $   23,432      $   66,564     $   19,964
---------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                            $     516       $     516      $     516
                                                                                    --------------  -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                              6,642           6,642          6,642
                                                                                    --------------  -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                                                92,943          92,943         92,943
                                                                                    --------------  -------------- --------------

DEFICIT
Beginning of period                                                                       (81,936)       (142,642)      (156,084)
Net income                                                                                 23,470          66,124         18,860
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                              (5,418)         (5,418)        (5,418)
                                                                                    --------------  -------------- --------------
End of period                                                                             (63,884)        (81,936)      (142,642)
                                                                                    --------------  -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                            44            (396)        (1,500)
Net unrealized holding gains (losses)                                                         (38)            440          1,104
                                                                                    --------------  -------------- --------------
End of period                                                                                   6              44           (396)
                                                                                    --------------  -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                            (41,848)        (41,848)       (41,848)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                            $   (5,625)     $  (23,639)    $  (84,785)
---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands)                                                                          1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                               $   (6,946)     $  (22,048)    $   (8,531)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                           12,481          11,170         10,543
    (Gain) loss on sale of property                                                            --             331           (895)
    Early extinguishment of debt, net of taxes                                                 --           9,601             --
    (Increase) decrease in accounts receivable and accrued income                          (1,546)         (1,229)            17
    (Increase) decrease in deferred tax asset                                                (803)            954         (3,252)
    Increase in accounts payable and accrued expenses                                       3,346           2,708          1,058
    (Increase) decrease in tax sharing receivable                                           3,794          (6,545)         2,492
    Amortization of debt expense                                                            1,270             372            664
    Equity in earnings of unconsolidated entities                                          (5,360)         (1,918)        (4,150)
    Other                                                                                  24,152          21,342          8,965
                                                                                    --------------  -------------- --------------
                                                                                           30,388          14,738          6,911
                                                                                    --------------  -------------- --------------
Banking
Net income                                                                                 30,416          88,172         27,391
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                          1,578           8,727          7,130
    Depreciation and amortization                                                          33,362          33,989         28,708
    Provision for loan and lease losses                                                    22,880         150,829        125,115
    Capitalized interest on real estate under development                                  (3,392)         (1,954)        (2,212)
    Proceeds from sales of trading securities                                             933,596         320,942        430,938
    Net fundings of loans held for sale and/or securitization                          (1,035,602)       (366,915)      (697,593)
    Proceeds from sales of loans held for sale and/or securitization                       57,337       2,005,143      2,511,163
    Proceeds from sales of spread accounts                                                     --          36,000        144,200
    Gain on sale of credit card relationships                                              (3,500)       (288,332)            --
    Gain on sales of real estate held for sale                                            (30,791)         (2,609)        (1,156)
    Provision for losses on real estate held for investment or sale                            --          18,860         19,623
    Gain on sales of trading securities, net                                               (7,243)           (982)        (1,203)
    (Increase) decrease in interest-only strips                                             5,882          73,503        (87,011)
    Decrease in excess spread assets                                                           --              --         42,602
    (Increase) decrease in servicing assets                                                (3,336)         14,550         (8,948)
    (Increase) decrease in goodwill and other intangible assets                             2,990         (22,017)        (6,430)
    (Increase) decrease in other assets                                                   (14,283)        147,079       (207,883)
    Increase (decrease) in other liabilities                                               (5,335)        (11,982)        21,741
    Increase (decrease) in tax sharing payable                                             (3,794)          6,545         (2,492)
    Minority interest held by affiliates                                                    7,604          22,043          6,848
    Minority interest - other                                                               9,750           9,750          9,750
    Other                                                                                  (8,653)        (29,752)         8,006
                                                                                    --------------  -------------- --------------
                                                                                          (10,534)      2,211,589      2,368,287
                                                                                    --------------  -------------- --------------
Net cash provided by operating activities                                                  19,854       2,226,327      2,375,198
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                         (46,987)        (19,815)       (10,120)
Property acquisitions                                                                          --         (26,650)        (4,709)
Property sales                                                                                 --              --          1,399
Equity investment in unconsolidated entities                                                2,748           1,348          1,723
Other                                                                                           2               2             43
                                                                                    --------------  -------------- --------------
                                                                                          (44,237)        (45,115)       (11,664)
                                                                                    --------------  -------------- --------------
Banking
Net proceeds from maturities of investment securities                                          --           5,000          5,000
Net proceeds from redemption of Federal Home Loan Bank stock                               24,165           2,504          9,482
Net proceeds from sales of real estate                                                     36,479          25,305         23,624
Net proceeds from the sale of credit card receivables                                       3,500       1,337,678             --
Net fundings of loans receivable                                                       (1,361,713)     (2,983,595)    (1,779,711)
Principal collected on mortgage-backed securities                                         710,426       1,180,995        771,095
Purchases of Federal Home Loan Bank stock                                                 (62,311)        (18,370)       (10,712)
Purchases of investment securities                                                           (394)        (44,001)            --
Purchases of mortgage-backed securities                                                        --              --       (311,554)
Purchases of loans receivable                                                          (2,278,834)     (1,645,458)      (892,367)
Purchases of property and equipment                                                       (52,766)        (58,106)       (77,859)
Disbursements for real estate held for investment or sale                                  (6,911)        (14,814)       (14,199)
Other                                                                                      (6,746)         10,637          1,036
                                                                                    --------------  -------------- --------------
                                                                                       (2,995,105)     (2,202,225)    (2,276,165)
                                                                                    --------------  -------------- --------------
Net cash used in investing activities                                                  (3,039,342)     (2,247,340)    (2,287,829)
---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands)                                                                          1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                       $   25,562      $   60,929     $   27,072
Principal curtailments and repayments of mortgages                                        (10,989)        (38,602)       (19,977)
Proceeds from secured note financing                                                       16,000         224,075             --
Repayments of secured notes                                                                    --        (199,075)        (2,500)
Proceeds from sales of unsecured notes                                                      5,355           5,802          5,822
Repayments of unsecured notes                                                              (9,568)         (2,100)        (1,556)
Costs of obtaining financings                                                              (2,104)         (7,295)          (626)
Loan prepayment fees                                                                           --         (10,055)            --
Dividends paid - preferred shares of beneficial interest                                   (6,500)         (7,600)          (750)
                                                                                    --------------  -------------- --------------
                                                                                           17,756          26,079          7,485
                                                                                    --------------  -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                   40,084,375      24,799,407     18,915,801
Customer withdrawals of deposits and payments for maturing certificates of deposit    (39,209,119)    (24,804,933)   (18,186,082)
Net increase (decrease) in securities sold under repurchase agreements                    139,267         384,699       (574,217)
Advances from the Federal Home Loan Bank                                                2,926,366       1,759,817        877,483
Repayments of advances from the Federal Home Loan Bank                                 (1,535,205)     (1,596,301)      (958,037)
Proceeds from other borrowings                                                         27,650,302      16,559,882      6,271,193
Repayments of other borrowings                                                        (27,650,609)    (16,534,237)    (6,259,554)
Cash dividends paid on preferred stock                                                     (9,750)         (9,750)        (9,750)
Cash dividends paid on common stock                                                       (33,000)         (6,500)        (9,000)
Repayment of capital notes - subordinated                                                      --              --        (10,000)
Net proceeds received from capital notes - subordinated                                        --              --         96,112
Net proceeds from issuance of preferred stock                                                  --              --        144,000
Other                                                                                      16,702           3,117         (4,605)
                                                                                    --------------  -------------- --------------
                                                                                        2,379,329         555,201        293,344
                                                                                    --------------  -------------- --------------
Net cash provided by financing activities                                               2,397,085         581,280        300,829
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (622,403)        560,267        388,198
Cash and cash equivalents at beginning of year                                          1,230,406         670,139        281,941
                                                                                    --------------  -------------- --------------
Cash and cash equivalents at end of year                                               $  608,003     $ 1,230,406     $  670,139
---------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                      $   17,857      $   13,950     $   18,248
    Banking
        Cash and due from banks                                                           326,758         336,858        238,169
        Interest-bearing deposits                                                          69,388         499,598         48,722
        Federal funds sold and securities purchased under agreements to resell            194,000         380,000        365,000
                                                                                    --------------  -------------- --------------
    Cash and cash equivalents at end of year                                           $  608,003     $ 1,230,406     $  670,139
---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                              261,664      $  276,817     $  267,758
        Income taxes paid (refunded)                                                       95,417           7,454         (2,552)
        Shares of Saul Centers, Inc. common stock                                           3,393           4,806          6,111
        Limited partnership units of Saul Holdings Limited Partnership                      6,120           2,893             --
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                              3,393           3,014          2,539
        Distributions from Saul Holdings Limited Partnership                                6,120           5,567          5,453

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                  6,581           5,510          4,195
    Loans held for sale exchanged for trading securities                                  924,710         320,695        430,786
    Loans receivable transferred to (from) loans held for sale and/or securitization     (125,000)      1,788,831      2,026,478
    Loans made in connection with the sale of real estate                                  31,615           7,274          7,769
    Loans receivable transferred to real estate acquired in settlement of loans             1,909           4,938          4,706
    Loans receivable exchanged for mortgage-backed securities held-to-maturity              1,792       1,225,279      1,136,180


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

B.F. Saul Real Estate Investment Trust also owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. and its subsidiaries (collectively the "bank" or the "Corporations"), whose assets accounted for approximately 96% of the consolidated assets of the B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the "Trust") at September 30, 1999. The bank is a federally chartered and federally insured stock savings bank. The B. F. Saul Real Estate Investment Trust is a thrift holding company by virtue of its ownership of a majority interest in the bank and is subject to regulation by the Office of Thrift Supervision ("OTS"). The accounting and reporting practices of the Trust conform to generally accepted accounting principles and, as appropriate, predominant practices within the real estate and banking industries.

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

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 1999, 1998 and 1997, the weighted average number of shares used in the calculation was 4,826,910.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1998 and 1997 to conform with the presentation used for the year ended September 30, 1999.

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

Liabilities

The carrying amount of mortgage notes payable and notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of Notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 1999 and 1998, the fair value of Notes payable - unsecured was $47.3 and $51.6 million.

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

Regulation D pursuant to the Federal Reserve Act requires the bank to maintain reserves in the form of cash and deposits at the Federal Reserve Bank. The total average reserve balances maintained by the bank, which consisted primarily of cash, were $161.1, $146.5 and $114.6 million during the years ended September 30, 1999, 1998, and 1997.

LOANS HELD FOR SALE

The bank engages in mortgage banking activities. At September 30, 1999 and 1998, loans held for sale are composed of single-family residential loans and home improvement and related loans originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Included in other income for fiscal 1999 in the Consolidated Statement of Operations is $373,000 of unrealized losses on loans held for sale as of September 30, 1999. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities."

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

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Investment and mortgage-backed securities classified as "held-to-maturity" are reported at amortized cost. Investment and mortgage-backed securities classified as "available-for-sale" are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. Investment and mortgage-backed securities classified as "trading" are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 1999 and 1998. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

Net unrealized holding gains, net of the related income tax effect, amounted to $10,000 and $58,000 as of September 30, 1999 and 1998, and resulted from the transfer of investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity, are reported as a separate component of stockholders' equity and are being accreted over the remaining lives of the securities using the level-yield method.

TRADING SECURITIES

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $933.6, $320.9 and $430.9 million during the years ended September 30, 1999, 1998 and 1997. The bank realized net gains of $7.2, $1.0 and $1.2 million on the sales of trading securities for the years ended September 30, 1999, 1998 and 1997. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 1999 and 1998.

At September 30, 1999 and 1998, the bank held automobile receivables-backed securities with carrying amounts of $7.0 and $11.3 million, which were classified as trading securities. These securities were established in conjunction with two automobile loan securitization transactions and represent subordinate classes of certificates retained by the bank. The bank recognized net unrealized holding gains on these securities of $1.2 million during fiscal 1999. During fiscal 1998, the bank recognized net unrealized holding losses on these securities of $1.3 million. See Note 16.

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

At September 30, 1999, the bank had three impaired commercial loans with an aggregate book balance of $268,000. At September 30, 1998, the bank had one impaired real estate loan with a book value of $86,000. The average recorded investment in impaired commercial and real estate loans for the year ended September 30, 1999 was $65,000. The average recorded investment in impaired loans, consisting of credit card and real estate loans, for the years ended September 30, 1998 and 1997 was $113.2 and $99.0 million. The bank did not recognize any interest income on its impaired loans for the year ended September 30, 1999. The bank recognized interest income of $14.4 and $13.1 million on its impaired loans (primarily credit card) for the years ended September 30, 1998 and 1997.

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

The allowances for losses are based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

ACCRUED INTEREST RECEIVABLE ON LOANS

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

REAL ESTATE HELD FOR INVESTMENT OR SALE

Real Estate Held for Investment

At September 30, 1999 and 1998, real estate held for investment consists of developed land owned by one of the bank's subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 14.

Real Estate Held for Sale

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $3.4, $2.0 and $2.2 million for the years ended September 30, 1999, 1998 and 1997.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $376,000, $95,000 and $658,000 during the years ended September 30, 1999, 1998 and 1997.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method over 15 years. At September 30, 1999 and 1998, goodwill totaled $23.1 and $24.4 million. On November 12, 1997, the bank purchased ASB Capital Management Inc. ("ASB"), one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, for $27.2 million in cash. In connection with the purchase, the bank recorded $25.3 million of goodwill. The acquisition was accounted for using the purchase method and the operating results of ASB have been included in the Consolidated Statements of Operations since the date of acquisition.

During fiscal 1999 and 1998, the bank purchased approximately $135.1 and $53.2 million of home equity loans. The premium attributable to the value of the home equity relationships, amounting to $4.8 and $6.5 million at September 30, 1999 and 1998, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. This premium is being amortized over the estimated term of the underlying relationships. Accumulated amortization of goodwill and other intangible assets was $46.7 and $43.6 million at September 30, 1999 and 1998.

SERVICING ASSETS

Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Amortization of these assets amounted to $12.3, $10.8 and $9.0 million for the years ended September 30, 1999, 1998 and 1997. Accumulated amortization was $80.0 and $67.7 million at September 30, 1999 and 1998. During fiscal 1999, 1998 and 1997, the bank recorded $14.8, $8.6 and $15.8 million, of servicing assets related to the sale and/or securitization of loans.

The bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. The aggregate fair value of servicing assets at September 30, 1999 and 1998 was $30.3 and $35.3 million.

Activity in the valuation allowance for servicing assets is summarized as follows.

                                            Year Ended September 30,
                                 ----------------------------------------------
(In thousands)                        1999            1998            1997
-------------------------------- --------------  --------------  --------------
Balance at beginning of year     $     13,498    $      1,129    $      3,142
Additions charged / (reductions)
  credited to loan expenses            (3,774)         12,369          (2,013)
                                 --------------  --------------  --------------

Balance at end of year           $      9,724    $     13,498    $      1,129
                                 ==============  ==============  ==============

There were no sales of rights to service mortgage loans during fiscal 1999, 1998 and 1997. Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.


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

Upon the bank's adoption of SFAS 125, effective January 1, 1997, previously recognized excess spread assets were reclassified as interest-only strips. Interest-only strips capitalized in the year ended September 30, 1999 amounted to $2.7 million and were primarily related to the sale of new home equity receivables into existing trusts. Interest-only strips capitalized in the year ended September 30, 1998 and in the nine months ended September 30, 1997 amounted to $124.0 and $68.2 million, and were related to the securitization and sale of credit card, home equity, automobile and home loan receivables. See Note 16.

Prior to January 1, 1997, when loans (other than credit card) were sold with the residual cash flow retained by the bank, the net present value of such residual cash flow was recorded as an adjustment to the sales price of the loans. Estimated future losses were deducted in the computation of such residual cash flows. Excess spread assets capitalized in the three months ended December 31, 1996 of $9.5 million were the result of the residual cash flow retained upon the securitization and sale of home equity credit line, automobile and home loan receivables.

Interest-only strips (excess spread assets prior to January 1, 1997) are amortized using the effective yield method over the estimated lives of the underlying loans. Amortization amounted to $8.7, $99.0 and $24.8 million for the years ended September 30, 1999, 1998 and 1997, and is included in servicing and securitization income in the Consolidated Statements of Operations. The bank uses certain assumptions to calculate amortization of the interest-only strips (excess spread assets prior to January 1, 1997), mainly estimates of prepayment speeds and credit losses. To the extent actual results differ from the assumptions, additional amortization is recorded.

Effective January 1, 1997, the bank accounts for its interest-only strips as trading securities and, accordingly, carries them at fair value. The bank estimates the fair value of the interest-only strips on a discounted cashflow basis using appropriate discount and prepayment rates. There were no fair value adjustments during fiscal year 1999. Fair value adjustments, included in servicing and securitization income, amounted to a net loss of $42.9 million in fiscal 1998 and a net gain of $7.0 million in fiscal 1997. Certain assumptions inherent in the determination of the amortization and fair value of interest-only strips are influenced by factors outside the bank's control, and actual performance could materially differ from such assumptions.

DERIVATIVE FINANCIAL INSTRUMENTS

The bank uses various strategies to minimize interest-rate risk, including interest-rate cap agreements and forward sale or purchase commitments. Premiums paid for interest-rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest-rate caps on a straight-line basis. Funds payable to the bank are recognized as income in the month such funds are earned. There were no unamortized premiums at September 30, 1999 and 1998. Gains and losses on forward sale or purchase commitments are deferred and recorded as a component of the gain on sales of loans at the time the forward sale or purchase commitment matures. See Note 28. The bank does not hold any derivative financial instruments for trading purposes.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

The bank adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the year ended September 30, 1999. SFAS 130 establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Because SFAS 130 addresses only disclosure related issues, its adoption did not have an impact on the bank's financial condition or its results of operations.

The bank also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), during the year ended September 30, 1999. SFAS 131 establishes accounting standards for the way an enterprise reports information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that an enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Based on this definition, the bank has two segments, retail banking and other nonbanking services. Retail banking consists of traditional banking services, which include offering lending and deposit products to retail, corporate and commercial customers. Substantially all of the bank's assets, revenue and income are derived from this segment. The other nonbanking segment does not meet the materiality threshold as required by SFAS 131 for separate disclosure.

The bank also adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" ("SFAS 134"), during the year ended September 30, 1999. SFAS 134 amends SFAS 65 "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The bank classifies such securities as trading securities both before and after adoption of SFAS 134 and therefore, SFAS 134 did not have an impact on the bank's financial condition or its results of operations.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 (an amendment of SFAS 133) postpones for one year the mandatory effective date of SFAS 133 to the first quarter of fiscal years beginning after June 15, 2000. The impact of SFAS 133 on the bank's financial statements has not yet been determined.

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

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 2000 and subsequent years, will depend in significant part on its receipt of dividends from the bank and tax sharing payments from the bank pursuant to the tax sharing agreement among the Trust, the bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the bank's operating performance and income, regulatory restrictions on such payments, and, in the case of tax sharing payments, the continued consolidation of the bank and the bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. During fiscal 1999, 1998 and 1997, the bank made tax sharing payments totaling $6.6, $5.6 and $9.8 million to the Real Estate Trust. During fiscal 1999, 1998 and 1997, the bank made dividend payments totaling $26.4, $5.2 and $7.2 million to the Real Estate Trust.

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

Through September 30, 1999, the Real Estate Trust has purchased either in the open market or through dividend reinvestment 2,319,420 shares of common stock of Saul Centers, Inc. (representing 17.6% of such company's outstanding common stock). As of September 30, 1999, the market value of these shares was approximately $35.0 million. As of September 30, 1999, all these shares have been pledged as collateral with the Real Estate Trust's credit line banks. See
Note 3.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, referred to as the "1998 Notes." After providing for the retirement of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes issued in 1994, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $4.0 million under the facility and unrestricted availability was $13.9 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2001. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $12.0 million and unrestricted availability was $3.7 million.

During fiscal 1997, the Real Estate Trust refinanced two hotel and three office properties with five-year floating rate debt. After payment of all financing costs, the Real Estate Trust received net proceeds of approximately $11.0 million.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. In fiscal 1999, the Real Estate Trust received total cash distributions of $6.1 million from Saul Holdings Partnership. During the period from April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. The majority of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

During the third quarter of fiscal 1997, the Real Estate Trust commenced development of a 46,000 square foot single-story office research and development building on 3 acres of its Avenel Business Park land parcel located in Gaithersburg, Maryland. The Real Estate Trust financed the project with a construction/permanent loan. The building was substantially completed in January 1998 and was offered to Saul Holdings Partnership in accordance with the Real Estate Trust's obligations under its right of first refusal agreement. An independent appraisal of the project indicated a market value of $5,600,000. The fully funded balance of the loan was $3,657,000, resulting in an equity position of $1,943,000 for the Real Estate Trust. The Board of Directors of Saul Centers, Inc., general partner of Saul Holdings Partnership, agreed to purchase the Real Estate Trust's equity position through the issuance of additional limited partnership units in Saul Holdings Partnership. Accordingly, as of April 1, 1998, Saul Holdings Partnership issued 105,922 new limited partnership units and a corresponding limited partnership interest to the Real Estate Trust in exchange for the ownership of the new building and the assumption of its loan.

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

On December 10, 1997, the Real Estate Trust purchased a 308-room Holiday Inn located in Arlington, Virginia, near the Reagan National Airport and the Real Estate Trust's Howard Johnson hotel. The purchase price was $25.8 million. Also on December 10, 1997, the Real Estate Trust refinanced five other hotels in its portfolio. Funds for the two transactions were provided by a lender in the amount of $52.5 million. The new loans have a 15 year term, a fixed interest rate of 7.57%, and amortization based on a 25 year schedule.

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

TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in the Fort Lauderdale Commerce Center, Fort Lauderdale, Florida. This hotel opened for business on October 25, 1999.

The costs for the four hotels aggregated $32 million and were largely funded by the proceeds of a three-year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 78,000 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in the Dulles North Corporate Park, Sterling, Virginia. This project is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost was $7.3 million with bank financing of $6.5 million for a five-year term and an option for a two-year extension. The project is 100% leased and became operational October 1, 1999.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia, near Reagan National Airport. The 308-room Holiday Inn has been converted into a Crowne Plaza, while the 279-room Howard Johnson has been converted into a Holiday Inn. Both hotels began operations under their new designations during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, has also been renovated. The incremental costs for the two conversions have been funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tyson Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. Completion is projected for December 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,000 square foot single-story office/research and development building located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost is $4.5 million, with estimated bank financing of $4.1 million for a three-year term. The project is 100% leased to a single tenant and is expected to be operational in March 2000.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.0 to $10.0 million per year for the next several fiscal years.

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 22.8% interest, other entities affiliated with the Real Estate Trust own a 5.4% interest, and Saul Centers owns a 71.8% interest. B. Francis Saul II, Chairman of the Board of Trustees of the Trust, is also Chairman of the Board of Directors and Chief Executive Officer of Saul Centers, which is the sole general partner of Saul Holdings.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 1999, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 1999, that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 1999, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

     (In thousands)
     -------------------------------------------------------------------
     Saul Holdings:
       Acquisition of partnership units                         $ 9,011
       Distributions in excess of allocated net income          (12,118)

     Saul Centers:
       Acquisition of common shares                              37,229
       Distributions in excess of allocated net income           (7,789)
                                                           -------------

     Total                                                     $ 26,333
                                                           =============


The $26.3 million balance is included in "Other assets" in the financial statements.

As of September 30, 1999, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of common shares of Saul Centers, effectively owns 35.4% of the consolidated entities of Saul Centers. Some of these shares and/or units have been deposited as collateral for the Trust's revolving lines of credit. See Note 4.

The unaudited Condensed Consolidated Balance Sheet as of September 30, 1999 and 1998, and the unaudited Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 1999, 1998 and 1997 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
                                                                                                 September 30,
                                                                                -------------------------------------------------
(In thousands)                                                                           1999                     1998
                                                                                ------------------------ ------------------------
Assets
    Real estate investments                                                                   $ 355,465                $ 342,865
    Accumulated depreciation                                                                   (109,838)                (100,320)
    Other assets                                                                                 45,632                   26,133
                                                                                ------------------------ ------------------------
Total assets                                                                                  $ 291,259                $ 268,678
                                                                                ======================== ========================

Liabilities and stockholders' deficit
    Notes payable                                                                             $ 302,511                $ 288,812
    Other liabilities                                                                            21,353                   17,321
                                                                                ------------------------ ------------------------
    Total liabilities                                                                           323,864                  306,133
    Total stockholders' deficit                                                                 (32,605)                 (37,455)
                                                                                ------------------------ ------------------------
Total liabilities and stockholders' deficit                                                   $ 291,259                $ 268,678
                                                                                ======================== ========================

Saul Centers, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)                                                           For the Twelve Months Ended September 30
                                                      ---------------------------------------------------------------------------
(In thousands)                                                 1999                      1998                     1997
                                                      ------------------------  ------------------------ ------------------------
Revenue
    Base rent                                                         $57,789                   $54,724                  $51,157
    Other revenue                                                      14,704                    15,145                   15,613
                                                      ------------------------  ------------------------ ------------------------
Total revenue                                                          72,493                    69,869                   66,770
                                                      ------------------------  ------------------------ ------------------------

Expenses
    Operating expenses                                                 14,363                    14,423                   14,624
    Interest expense                                                   22,389                    22,669                   19,404
    Amortization of deferred debt expense                                 416                       416                    2,286
    Depreciation and amortization                                      12,883                    11,299                   10,839
    General and administrative                                          3,551                     3,492                    3,250
                                                      ------------------------  ------------------------ ------------------------
Total expenses                                                         53,602                    52,299                   50,403
                                                      ------------------------  ------------------------ ------------------------

Operating income                                                       18,891                    17,570                   16,367
Non-operating item
    Sales of interest rate protection
        agreements                                                        --                     (4,392)                    (972)
                                                      ------------------------  ------------------------ ------------------------
Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interest                                                       18,891                    13,178                   15,395
Cumulative effect of change in
        accounting method                                                 --                       (771)                     --
Extraordinary item - loss on early
        extinguishment of debt                                            --                     (2,878)                    (956)
                                                      ------------------------  ------------------------ ------------------------
Net income before minority interest                                    18,891                     9,529                   14,439
Minority interest                                                      (7,779)                   (7,080)                  (6,854)
                                                      ------------------------  ------------------------ ------------------------
Net income                                                            $11,112                   $ 2,449                  $ 7,585
                                                      ========================  ======================== ========================

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in                                            Buildings and               Related
  thousands)                         No.      Land      Improvements    Total        Debt
----------------------------------- ------  --------- --------------- ----------  ----------
September 30, 1999
Income-producing properties:
 Hotels                                15    $16,635        $180,440   $197,075    $126,820
 Office & industrial                    7      4,555         106,628    111,183      74,447
 Other                                  5      3,075             848      3,923       4,790
                                    ------  --------- --------------- ----------  ----------
                                       27    $24,265        $287,916   $312,181    $206,057
                                    ======  ========= =============== ==========  ==========

Land Parcels                           10    $39,448            $ --   $ 39,448    $    312
                                    ======  ========= =============== ==========  ==========

September 30, 1998
Income-producing properties:
 Hotels                                12    $15,291        $150,514   $165,805    $111,917
 Office & industrial                    7      4,555         105,702    110,257      77,103
 Other                                  5      3,075             814      3,889          --
                                    ------  --------- --------------- ----------  ----------
                                       24    $22,921        $257,030   $279,951    $189,020
                                    ======  ========= =============== ==========  ==========

Land Parcels                           10    $40,110            $ --   $ 40,110    $ 10,513
                                    ======  ========= =============== ==========  ==========

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties and land parcels. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2012 and accrue interest at annual rates from 7.6% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates at September 30, 1999 and 1998 were 10.1% and 10.3%. During fiscal 1999 and 1998, the Real Estate Trust sold notes amounting to approximately $11.9 and $11.3 million.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of the 1998 Notes. After providing for the retirement of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes issued in 1994, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in net proceeds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares (80%) of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $4.0 million under the facility and unrestricted availability was $13.9 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2001. Interest is computed by reference to a floating rate index. At September 30, 1999, the Real Estate Trust had outstanding borrowings of $12.0 million and unrestricted availability was $3.7 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 1999 for the fiscal years commencing October 1, 1999 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2000      $13,652       $  --    $  8,905     $  22,557
              2001       29,784      12,000       6,036        47,820
              2002       15,046       4,000       7,745        26,791
              2003       15,987          --       9,190        25,177
              2004        6,600          --       9,321        15,921
           Thereafter   132,378     200,000       4,925       337,303
                       --------- ----------- ----------- --------------
             Total     $213,447    $216,000    $ 46,122     $ 475,569
         --------------------------------------------------------------
Of the $213.4 million of mortgage notes outstanding at September 30, 1999, $165.2 million was nonrecourse to the Real Estate Trust.

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments. The Real Estate Trust had one long-term lease which terminated in 1998. The Real Estate Trust paid minimum ground rent expense of $69,000 and $101,000 in fiscal 1998 and 1997.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties consists of minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 1999, 1998, and 1997 amounted to $23.2, $21.5 and $19.7 million. Future minimum rentals as of September 30, 1999 under noncancelable leases are as follows:

            Fiscal Year                                   (In thousands)
            ------------------------------------------------------------
                 2000                                          $ 22,804
                 2001                                            19,583
                 2002                                            14,872
                 2003                                            11,746
                 2004                                             7,965
              Thereafter                                         12,528
                                                             -----------
                Total                                          $ 89,498
            ------------------------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and three Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $311,000 during fiscal 1997, $317,000 during fiscal 1998, and $337,000 during fiscal 1999. The advisory contract has been extended until September 30, 2000, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Franklin amounted to $5.7, $5.2 and $5.1 million in fiscal 1999, 1998 and 1997.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $120,000, $113,000 and $102,000 in fiscal 1999, 1998 and 1997.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $167,000, $157,000 and $158,000 in fiscal 1999, 1998 and 1997.

In fiscal 1994, the Real Estate Trust made an unsecured loan to the Saul Co. of $15.0 million at a floating interest rate and due on demand. In fiscal 1995, the loan balance was curtailed by $2.3 million. In fiscal 1996, the Real Estate Trust made additional loans aggregating $3.5 million to the Saul Co. During fiscal 1997, 1998 and 1999, curtails of $750,000, $141,000 and $1,500,000 were paid by the Saul Co. At September 30, 1999, the total due the Real Estate Trust was $13.8 million in principal and $1.7 million in deferred interest. Interest accrued on these loans amounted to $1.1, $1.3 and $1.4 million during fiscal 1999, 1998 and 1997.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 1999, 1998, and 1997, the Real Estate Trust paid the Trustees approximately $94,000, $94,000 and $89,000 for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the bank for his services as Chairman and Chief Executive Officer of the bank, and four received payments for their services as directors of the bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a partner received $530,000, $792,000 and $293,000 during fiscal 1999, 1998, and 1997 for legal services to the Real Estate Trust and its wholly-owned subsidiaries.

SAUL HOLDINGS LIMITED PARTNERSHIP

The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 1999, 1998 and 1997 were $4.2, $2.0 and $3.0 million. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the bank and Franklin at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $265,000, $251,000 and $239,000 in fiscal 1999, 1998 and 1997.

SUBSEQUENT EVENT

On December 13, 1999, the Real Estate Trust purchased Tysons Park Place, an office building owned by Chevy Chase Bank. The building is located in Tysons Corner, McLean, Virginia and contains approximately 250,000 square feet of leasable area, which was 99% leased as of December 1, 1999. The bank occupies approximately 45% of the building. The Real Estate Trust purchased the property and an adjacent land parcel suitable for further development for $37.0 million. The transaction was financed with the proceeds of a $32.0 million mortgage loan, which has a 20-year term and a fixed interest rate of 8.21%.

8.  DISPOSITION OF ASSETS - THE BANK

Pursuant to the terms of a purchase agreement, dated as of September 2, 1998 and as amended on September 30, 1998, by and between the bank and CCB Holding Corporation (a wholly-owned subsidiary of the bank) ("CCBH"), and First USA Bank, NA, ("FUSA"), the bank and CCBH sold their credit card portfolio and the bank sold its credit card operations to FUSA. This transaction was consummated on September 30, 1998. The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and MasterCard credit card accounts. The bank recognized a net gain on this sale of $288.3 and $3.5 million during the year ended September 30, 1998 and 1999, which is included in gain on sale of loans, net in the Consolidated Statements of Operations.

All significant assets and liabilities used in or related directly to the credit card business, including those associated with credit card securitization activities, were sold to or assumed by FUSA, with the exception of the bank's operations center which housed the majority of credit card operations (other than origination activities). Concurrently with the transaction, the bank and FUSA entered into a lease agreement for that facility which expires September 30, 2001.

9.  LOANS HELD FOR SALE - THE BANK

Loans held for sale are composed of the following:

                                                           September 30,
                                                   ----------------------------
(In thousands)                                        1999              1998
------------------------------------------         ----------        ----------
     Single-family residential                     $ 112,434         $  49,502
     Home improvement and related loans                4,363             6,785
                                                   ----------        ----------
     Total                                         $ 116,797         $  56,287
                                                   ==========        ==========

10.  LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

At September 30, 1998, loans held for securitization and sale totaled $125.0 million and was composed of automobile loans. At September 30, 1999, there were no loans held for securitization and sale.

11.  INVESTMENT SECURITIES - THE BANK

At September 30, 1999 and 1998, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's investment securities at September 30, 1999 and 1998 are as follows:

                                        Unrealized  Unrealized  Aggregate
                             Amortized   Holding     Holding       Fair
(In thousands)                  Cost      Gains       Losses      Value
---------------------------- --------- ----------- ----------- ----------
September 30, 1999
U.S. Government securities:
   Maturing after one year,
     but within five years   $  44,400 $        34 $     --    $   44,434
                             ========= =========== =========== ==========

September 30, 1998
U.S. Government securities:
   Maturing after one year,
     but within five years   $  43,999 $       529 $     --    $   44,528
                             ========= =========== =========== ==========

There were no sales of investment securities during the years ended September 30, 1999, 1998 and 1997.

12.  MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 1999 and 1998, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's mortgage-backed securities at September 30, 1999 and 1998 are as follows:

                                          Gross       Gross
                                        Unrealized  Unrealized  Aggregate
                             Amortized   Holding     Holding       Fair
(In thousands)                  Cost      Gains       Losses      Value
--------------------------- ---------- ----------- ----------- ----------
September 30, 1999
   FNMA                     $  384,069 $        96 $  (19,417) $  364,748
   FHLMC                       236,809         650     (2,209)    235,250
   Private label, AAA-rated    680,436       9,951    (15,016)    675,371
   Private label, AA-rated      10,056          17        --       10,073
                            ---------- ----------- ----------- ----------
   Total                    $1,311,370 $    10,714 $  (36,642) $1,285,442
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
                            ========== =========== =========== ==========

There were no sales of mortgage-backed securities from the held-to-maturity portfolio during the years ended September 30, 1999, 1998 and 1997. See Summary of Significant Accounting Policies - The Bank - "Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $7.5 and $12.2 million at September 30, 1999 and 1998, and is included in other assets in the Consolidated Balance Sheets.

13.  LOANS RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                      September 30,
                                             --------------------------------
(In thousands)                                    1999              1998
-----------------------------------------    --------------    --------------
Single-family residential                    $   3,986,212     $   1,772,784
Home equity                                        239,673           135,122
Real estate construction and ground                419,211           209,247
Commercial real estate and multifamily              60,607            75,877
Commercial                                         579,668           279,416
Automobile                                       1,307,969           232,826
Home improvement and related loans                 102,483            60,570
Overdraft lines of credit and
   other consumer                                   31,646            33,484
                                             --------------    ---------------
                                                 6,727,469         2,799,326

Less:
 Undisbursed portion of loans                      379,829           207,921
 Unearned discounts and net
    deferred loan origination costs                (22,572)           (2,709)
 Allowance for losses on loans                      58,139            60,157
                                             --------------    ---------------
                                                   415,396           265,369
                                             --------------    ---------------
   Total                                     $   6,312,073     $   2,533,957
                                             ==============    ===============

The bank serviced loans owned by others amounting to $4,323.1 and $5,681.2 million at September 30, 1999 and 1998.

Accrued interest receivable on loans totaled $33.6 and $15.2 million at September 30, 1999 and 1998, and is included in other assets in the Consolidated Balance Sheets.

14.  REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                         September 30,
                                               --------------------------------
(In thousands)                                      1999              1998
---------------------------------------------- --------------    --------------

Real estate held for investment                $       3,819     $       3,819
Real estate held for sale                            133,157           218,972
                                               --------------    --------------
     Sub-total                                       136,976           222,791
                                               --------------    --------------
Less:
 Allowance for losses on real estate held
    for investment                                       202               202
 Allowance for losses on real estate held
    for sale                                          84,405           153,564
                                               --------------    --------------
                                                      84,607           153,766
                                               --------------    --------------
Total real estate held for investment or sale  $      52,369     $      69,025
                                               ==============    ==============

Loss on real estate held for investment or sale is composed of the following:

                                                 September 30,
                                ----------------------------------------------
(In thousands)                       1999            1998            1997
------------------------------  --------------  --------------  --------------
Provision for losses            $         --    $     (18,860)  $     (19,623)
Net gain (loss) from operating
    properties                          1,519            (288)           (221)
Net gain on sales                      32,530           2,609           1,156
                                --------------  --------------  --------------
 Total                          $      34,049   $     (16,539)  $     (18,688)
                                ==============  ==============  ==============

15.  ALLOWANCES FOR LOSSES - THE BANK

Activity in the allowances for losses on loans receivable and real estate held for investment or sale is summarized as follows:
                                                                   Real Estate
                                                                    Held for
                                                   Loans           Investment
(In thousands)                                   Receivable          or Sale
------------------------------------------------ ----------       -------------
Balance, September 30, 1996                      $  95,523        $  126,710
  Provision for losses                             125,115            19,623
  Increase due to acquisition of loans                 118               --
  Charge-offs                                     (126,506)           (5,397)
  Recoveries                                        11,429               --
                                                 ----------       ------------
Balance, September 30, 1997                        105,679           140,936
  Provision for losses                             150,829            18,860
  Reduction due to sale of credit card portfolio   (87,609)              --
  Charge-offs                                     (122,652)           (6,030)
  Recoveries                                        13,910               --
                                                 ----------       ------------
Balance, September 30, 1998                         60,157           153,766

  Provision for losses                              22,880               --
  Charge-offs                                      (26,774)          (69,159)
  Recoveries                                         1,876               --
                                                 ----------       ------------
Balance, September 30, 1999                      $  58,139        $   84,607
                                                 ==========       ============


The allowances for losses at September 30, 1999 are based on management's estimates of the amount of allowances required to reflect the losses incurred in the loan and real estate portfolios based on circumstances and conditions known at the time. As adjustments to the allowances become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

16.  ASSET-BACKED TRANSACTIONS - THE BANK

The bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors.

The bank sold credit card receivables and received gross proceeds of $1,000.5 and $1,084.5 million during the years ended September 30, 1998 and 1997. The bank recognized gains of $83.4 million on credit card securitization transactions during fiscal 1998, including gains on sales of new receivables into existing trusts. During fiscal 1997, the bank recognized gains of $33.1 million on credit card securitization transactions, including sales of new receivables into existing trusts. At September 30, 1997, outstanding trust certificate balances related to these and previous securitizations were $4,015.2 million and the related receivable balances contained in the trusts were $4,659.7 million. On September 30, 1998, the bank sold its credit card portfolio and related operations, including its rights to the excess cash flows generated from such credit card securitizations. See Note 8.

The bank sold amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations and received gross proceeds of $36.0 and $144.2 million during fiscal 1998 and 1997. Losses of $1.8 and $7.2 million were recognized for the year ended September 30, 1998 and 1997, and are included in servicing and securitization income in the Consolidated Statements of Operations. Outstanding trust certificate balances related to the securitizations were $225.9 million at September 30, 1997. On September 30, 1998, the bank sold its credit card portfolio and related operations, including its obligations associated with such spread account securitizations. See Summary of Significant Accounting Policies - The Bank.

The bank did not sell any automobile loan receivables during the year ended September 30, 1999. The bank sold automobile loan receivables and received gross proceeds of $534.7 and $938.9 million during the years ended September 30, 1998 and 1997. Gains recognized on these transactions were $23.1 and $26.9 million, for the years ended September 30, 1998 and 1997. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $556.2 million at September 30, 1999, $7.0 million of which represents subordinate classes of certificates retained by the bank. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $1,055.7 million at September 30, 1998, $12.6 million of which represents a subordinate class of certificates retained by the bank. These retained certificates were classified as trading securities at September 30, 1999 and 1998 and had carrying values of $7.0 and $11.3 million. See Summary of Significant Accounting Policies - The Bank. The bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

The bank did not sell any home equity credit line receivables into new trusts during the year ended September 30, 1999. The bank sold home equity credit line receivables of $79.4 million into existing trusts and recognized a gain of $2.9 million during the year ended September 30, 1999. The bank sold home equity credit line receivables and received gross proceeds of $181.4 and $24.0 million during the years ended September 30, 1998 and 1997, and recognized gains of $13.8 and $3.4 million during the years ended September 30, 1998 and 1997. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $193.1 million at September 30, 1999 and $305.7 million at September 30, 1998. The bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 28.

The bank did not sell any home loan and home equity receivables during the year ended September 30, 1999. During the years ended September 30, 1998 and 1997, the bank sold home loan and home equity receivables in asset-backed transactions to investors representing interests in the trusts. The gross proceeds received on these sales were $163.3 and $216.2 million for the years ended September 30, 1998 and 1997. The gains recognized on these transactions were $8.8 and $11.2 million for the years ended September 30, 1998 and 1997. During the year ended September 30, 1999, the bank purchased, at auction, the remaining home loan and home equity receivables sold during the year ended September 30, 1998, and placed these receivables back in the bank's loan portfolio. At September 30, 1998, the outstanding trust certificate balances and the related receivable balances contained in the trust were $148.0 million. See Note 28.

The bank did not sell any home loan receivables into new trusts during the year ended September 30, 1999. The bank sold home loan receivables of $1.8 million into an existing trust and did not recognize a gain during the year ended September 30, 1999. The bank sold home loan receivables and received gross proceeds of $4.0 and $154.4 million for the years ended September 30, 1998 and 1997. Gains recognized on these transactions were $0.4 and $7.2 million for the years ended September 30, 1998 and 1997. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $111.2 million at September 30, 1999 and $168.7 million at September 30, 1998. The bank continues to service the underlying loans and is contingently liable under credit enhancement facilities related to these transactions. See Note 28.

17.  PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                             Estimated                   September 30,
                               Useful          --------------------------------
(In thousands)                  Lives               1999               1998
-------------------------- ----------------    --------------   ---------------
Land                             --            $      52,391    $       51,044
Construction in progress         --                   22,029             8,830
Buildings and improvements   10-45 years             138,275           129,716
Leasehold improvements        5-20 years              98,900            90,967
Furniture and equipment       5-10 years             173,069           188,705
Automobiles                    3-5 years               2,557             2,336
                                               --------------   ---------------
                                                     487,221           471,598
Less:
   Accumulated depreciation and amortization         182,688           185,682
                                               --------------   ---------------
      Total                                    $     304,533    $      285,916
                                               ==============   ===============

Depreciation and amortization expense amounted to $33.4, $34.0 and $28.7 million for the years ended September 30, 1999, 1998 and 1997.

18.  LEASES - THE BANK

The bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal 2000 to 2019 and ground leases which have terms expiring from fiscal 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 1999:

               Year Ending
              September 30,         (In thousands)
              -------------          -------------
                   2000              $     16,386
                   2001                    15,201
                   2002                    13,479
                   2003                    11,882
                   2004                    10,682
                Thereafter                 73,472
                                     -------------
                  Total              $    141,102
                                     =============

Rent expense totaled $17.9, $16.6 and $16.1 million for the years ended September 30, 1999, 1998 and 1997.

19.  DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                September 30,
                             --------------------------------------------------
                                       1999                      1998
                             ------------------------  ------------------------

                                            Weighted                  Weighted
                                             Average                   Average
(Dollars in thousands)          Amount        Rate        Amount        Rate
---------------------------  ------------  ----------  ------------  ----------
Demand accounts              $   432,114       --      $   302,529       --
NOW accounts                   1,174,055       0.89%     1,027,310       1.32%
Money market deposit
    accounts                   1,125,405       3.38%     1,019,569       3.62%
Statement savings accounts       888,212       1.92%       913,467       2.41%
Other deposit accounts           108,749       1.70%        97,696       2.10%
Certificate accounts, less
    than $100                  1,025,693       4.65%     1,157,603       5.20%
Certificate accounts, $100
    or more                    1,009,258       5.40%       370,056       5.69%
                             ------------              ------------
    Total                    $ 5,763,486       2.94%   $ 4,888,230       3.19%
                             ============              ============

Interest expense on deposit accounts is composed of the following:

                                              Year Ended September 30,
                                     ----------------------------------------
(In thousands)                           1999          1998          1997
---------------------------------    ------------  ------------  ------------
NOW accounts                         $     11,598  $     19,796  $     21,882
Money market deposit accounts              36,395        38,756        38,644
Statement savings accounts                 19,226        28,419        30,927
Certificate accounts                       77,084        89,958        75,180
Other deposit accounts                      2,042         2,389         2,274
                                     ------------  ------------  ------------
    Total                            $    146,345  $    179,318  $    168,907
                                     ============  ============  ============


Outstanding certificate accounts at September 30, 1999 mature in the years indicated as follows:

                Year Ending
                September 30,        (In thousands)
                -------------        --------------
                    2000             $ 1,825,748
                    2001                 123,753
                    2002                  41,758
                    2003                  31,776
                    2004                  11,916
                                     --------------
                    Total            $ 2,034,951
                                     ==============

At September 30, 1999, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                    (In thousands)
                                     -----------
Three months or less                 $   275,819
Over three months through six months     139,972
Over six months through 12 months        575,843
Over 12 months                            17,624
                                     -----------
   Total                             $ 1,009,258
                                     ===========

20.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
               SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                         September 30,
                                                 -----------------------------
(In thousands)                                     1999      1998      1997
------------------------------------------------ --------- --------- ---------
Securities sold under repurchase agreements:
  Balance at year-end                            $ 526,571 $ 387,305 $   2,606
  Average amount outstanding during the year       371,660   302,564   483,076
  Maximum amount outstanding at any month-end      526,571   806,393   946,090
  Amount maturing within 30 days                   526,571   387,305     2,606
  Weighted average interest rate during the year 5.22% 5.68% 5.48% Weighted average interest rate on year-end
    balances                                         5.78%     5.63%     5.35%

Other short-term borrowings:
  Balance at year-end                            $ 104,200 $ 104,449 $  72,215
  Average amount outstanding during the year        99,593    72,826    39,126
  Maximum amount outstanding at any month-end      134,313   107,845    72,241
  Amount maturing within 30 days                   104,200   104,449    72,215
  Weighted average interest rate during the year 4.46% 5.08% 5.11% Weighted average interest rate on year-end
    balances                                         4.62%     5.19%     5.34%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the bank the identical securities at the maturities of the agreements.

At September 30, 1999, the bank had pledged mortgage-backed securities with a book value of $133.0 million to secure certain other short-term borrowings.

21.  FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 1999, advances from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $1,743.2 million. The advances bear interest at a weighted average interest rate of 5.49%, which is fixed for the term of the advances, and mature over varying periods between January 2000 and February 2014.

Under a Specific Collateral Agreement with the FHLB, advances are secured by the bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $2,419.9 million and certain mortgage-backed securities with a book value of $170.2 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 1999 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

22.  CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt are composed of the following:

                                                        September 30,
                                       Issue        ------------------- Interest
(Dollars in thousands)                  Date          1999      1998     Rate
--------------------------------  ----------------- --------- --------- -------
Subordinated debentures due 2005  November 23, 1993 $ 150,000 $ 150,000  9 1/4%
Subordinated debentures due 2008  December 3, 1996    100,000   100,000  9 1/4%
                                                    --------- ---------
         Total                                      $ 250,000 $ 250,000
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

The indenture pursuant to which the 1993 Debentures were sold (the "Indenture") provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 662/3% of the bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 23.

The bank received OTS approval to include the principal amount of the 1996 Debentures and the 1993 Debentures in the bank's supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $7.9 and $8.6 million at September 30, 1999 and 1998, and are included in other assets in the Consolidated Balance Sheets.

23. REAL ESTATE INVESTMENT TRUST SUBSIDIARY - THE BANK

On December 3, 1996, a new real estate investment trust subsidiary of the bank (the "REIT Subsidiary") sold $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "REIT Preferred Stock"), and received net cash proceeds of $144.0 million. Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the bank upon the occurrence of certain events.

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

The OTS has approved the inclusion of the Preferred Stock as core capital and has approved the payment of dividends on the Preferred Stock, provided certain conditions are met. The holders of the Preferred Stock have no voting rights, except in certain limited circumstances.

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

25.  RETIREMENT PLAN - THE BANK

The bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $7.2, $7.3 and $5.6 million for the years ended September 30, 1999, 1998 and 1997. There are no past service costs associated with the Plan and the bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the bank's common stock.

26.  REGULATORY MATTERS - THE BANK

The bank's regulatory capital requirements at September 30, 1999 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, to meet the ratios established for "adequately capitalized" institutions. At September 30, 1999, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the bank's understanding of the applicable regulations and related interpretations.

                                                          SEPTEMBER 30, 1999
                                 ------------------------------------------------------------------
                                                               MINIMUM                EXCESS
                                         ACTUAL          CAPITAL REQUIREMENT          CAPITAL
                                 ---------------------- ---------------------- --------------------
                                              As a % of              As a % of            As a % of
(Dollars in thousands)             Amount     Assets(4)   Amount     Assets     Amount    Assets
-------------------------------- ----------  ---------- ---------- ----------- --------- ----------
Capital per financial statements $ 466,679
 Minority interest in REIT
  Subsidiary(1)                    144,000
 Net unrealized holding gains(2)       (10)
                                 ----------
Adjusted capital                   610,669

Adjustments for tangible and
 core capital:
 Intangible assets                 (56,887)
 Non-allowable minority interest
  in REIT Subsidiary(1)             (8,725)
 Non-includable subsidiaries(3)     (3,957)
                                 ----------
Total tangible capital             541,100        5.94% $ 136,686        1.50% $ 404,414      4.44%
                                 ----------  ========== ========== =========== ========= ==========
Total core capital(4)              541,100        5.94% $ 364,497        4.00% $ 176,603      1.94%
                                 ----------  ========== ========== =========== ========= ==========

Tier 1 risk-based capital(4)       541,100        8.33% $ 260,261        4.00% $ 280,839      4.33%
                                 ----------  ========== ========== =========== ========= ==========
Adjustments for total risk-based
 capital:
 Subordinated capital debentures   250,000
 Allowance for general loan
  losses                            51,392
                                 ----------
   Total supplementary capital     301,392
                                 ----------
   Total available capital         842,492
 Equity investments(3)              (6,542)
                                 ----------
Total risk-based capital(4)      $ 835,950      13.04 % $ 520,522        8.00% $ 315,428      5.04%
                                 ==========  ========== ========== =========== ========= ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $663,000 representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a credit against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

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

At September 30, 1999 and 1998, the bank had $4.2 and $4.1 million, in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 1999 and 1998, the bank also had two equity investments with aggregate balances, after subsequent valuation allowances, of $7.0 and $11.7 million, which were fully deducted from total risk-based capital.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In May 1999, the bank received from the OTS an extension of the holding periods for certain of its REO properties through May 14, 2000. The following table sets forth the bank's REO at September 30, 1999, after valuation allowances of $84.4 million, by the fiscal year in which the property was acquired through foreclosure.

                 Fiscal Year         (In thousands)
                 -----------         --------------
                    1990              $ 14,137(1)(2)
                    1991                27,683(2)
                    1992                   123(2)
                    1993                   --
                    1994                   --
                    1995                 6,108
                    1996                    --
                    1997                    --
                    1998                    62
                    1999                   639
                                      ---------
                 Total REO            $ 48,752
                                      =========


(1) Includes REO with an aggregate net book value of $6.5 million, which the bank treats as equity investments for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $35.4 million, for which the bank received an extension of the holding periods through May 14, 2000.

At the request of the OTS, the Board of Directors of the bank adopted a resolution in March 1996 which, among other things, permits the bank: (i) to make tax sharing payments without OTS approval to the Trust of up to $15.0 million relating to any single fiscal year; and (ii) to declare dividends on its stock in any quarterly period up to the lesser of (a) 50% of its after tax net income for the immediately preceding quarter or (b) 50% of the average quarterly after tax net income for the immediately preceding four quarter period, minus (in either case) dividends declared on the bank's preferred stock during that quarterly period. The resolution also provides that the bank will present a plan annually to the OTS detailing anticipated consumer loan securitization activity. Effective May 18, 1999, the bank's Board of Directors rescinded this resolution reflecting the improvement in the bank's overall condition since adoption of the March 1996 resolution.

27.  TRANSACTIONS WITH RELATED PARTIES - THE BANK

Loans Receivable

From time to time, in the normal course of business, the bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 1999 is as follows:

                                    (In thousands)
                                    ---------------
Balance, September 30, 1998         $        3,395
  Additions                                    823
  Reductions                                  (273)
                                    ---------------
Balance, September 30, 1999         $        3,945
                                    ================

Services

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the bank. These services include property management, insurance brokerage and leasing. Fees for these services were $35,000, $24,000 and $42,000 for the years ended September 30, 1999, 1998 and
1997.

The law firm in which one director of the bank is a partner received $4.7, $4.6 and $4.9 million for legal services rendered to the bank during the years ended September 30, 1999, 1998 and 1997.

For the years ended September 30, 1999, 1998 and 1997, one of the directors of the bank was paid $50,000, $75,000 and $50,000, for consulting services rendered to the bank. Another director of the bank was paid total fees of $100,000 for each of the years ended September 30, 1999, 1998 and 1997, for consulting services. A third director of the bank was paid $100,000, $50,000 and $17,000 for consulting services rendered to the bank for the years ended September 30, 1999, 1998 and 1997.

Tax Sharing Agreement

The bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The bank paid $6.6, $5.6 and $9.8 million to the Trust during fiscal 1999, 1998 and 1997, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1999, 1998 and 1997 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. At September 30, 1999 and 1998, the estimated tax sharing payment payable to the Trust by the bank was $3.6 and $6.6 million.

Other

The bank paid $5.0, $5.0 and $4.9 million for office space leased from or managed by companies affiliated with the bank or its directors during the years ended September 30, 1999, 1998 and 1997.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation ("Lake") and Van Ness Square Corporation, affiliates of the bank, from time to time maintain interest-bearing deposit accounts with the bank. Those accounts totaled $31.0 and $28.0 million at September 30, 1999 and 1998. The bank paid interest on the accounts amounting to $716,000, $870,000 and $599,000 during fiscal years 1999, 1998 and 1997.

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

The contractual or notional amount of these instruments reflect the extent of involvement the bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contract or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit

The bank had approximately $1.2 billion of commitments to extend credit at September 30, 1999. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the bank's normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At September 30, 1999, the bank had written standby letters of credit in the amount of $34.7 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $21.1 million will expire in fiscal 2000 and the remainder will expire over time through fiscal 2004. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. Mortgage-backed securities with a book value of $2.7 million were pledged as collateral for certain of these letters of credit at September 30, 1999.

Recourse Arrangements

The bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $67.0 and $12.3 million at September 30, 1999, and $110.2 and $12.5 million at September 30, 1998, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $7.0 and $11.3 million at September 30, 1999 and 1998, which were classified as trading securities in the Consolidated Balance Sheets.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 1999, recourse to the bank under these arrangements was $13.6 million, consisting of restricted cash accounts amounting to $7.6 million and overcollateralization of receivables of $6.0 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At September 30, 1999, recourse to the bank under this arrangement totaled $752,000.

Derivative Financial Instruments

Interest-rate cap agreements may be used to limit the bank's exposure to rising short-term interest rates related to the retained portion of certain of its asset-backed securitizations. At September 30, 1999, the bank was not a party to any interest-rate cap agreements.

To manage the potentially adverse impact of interest rate movements on its held for sale fixed-rate mortgage loan pipeline, the bank hedges its pipeline by entering into whole loan and mortgage-backed security forward sale commitments and mortgage-backed security forward purchase commitments.

Forward sale commitments are used to sell specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price. Forward purchase commitments are used to purchase specific financial instruments (whole loans or mortgage-backed securities) at a future date for a specified price.

At September 30, 1999, the bank had mortgage-backed security forward sale commitments of $86.5 million and mortgage-backed security forward purchase commitments of $26.5 million related to its hedging activities. In addition, the bank did not have any whole loan forward sale commitments at September 30, 1999. Forward commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward commitment matures.

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

29.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Because the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the bank's financial instruments at September 30, 1999 and 1998 are as follows:

                                                             September 30,
                                       -----------------------------------------------------------
                                                 1999                            1998
                                       ------------------------    -------------------------------
                                        Carrying      Fair            Carrying          Fair
(In thousands)                           Amount       Value            Amount           Value
-------------------------------------- ----------  ------------    --------------  ---------------
Financial assets:

Cash, due from banks,
 interest-bearing deposits, federal
 funds sold and securities purchased
 under agreements to resell           $  590,146    $  590,146       $ 1,216,456     $ 1,216,456
Loans held for sale                      116,797       116,825            56,287          56,991
Loans held for securitization and sale       --            --            125,000         125,000
Trading securities                         6,955         6,955            11,319          11,319
Investment securities                     44,400        44,434            43,999          44,528
Mortgage-backed securities             1,311,370     1,285,442         2,025,817       2,014,819
Loans receivable, net                  6,312,073     6,243,689         2,533,957       2,597,497
Other financial assets                   325,207       326,257           272,997         274,719


Financial liabilities:

Deposit accounts with
 no stated maturities                  3,728,535     3,728,535         3,360,571       3,360,571
Deposit accounts with
 stated maturities                     2,034,951     2,081,821         1,527,659       1,521,752
Securities sold under repurchase
 agreements and other short-term
 borrowings, notes payable and
 Federal Home Loan Bank advances       2,374,332     2,406,806           844,211         842,155
Capital notes-subordinated               242,123(1)    250,000           241,417(1)      243,750
Other financial liabilities              131,939       131,939            98,354          98,354
--------------------------------------------------------------------------------------------------

(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 1999 and 1998:

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

Loans and leases receivable, net: Fair value of certain homogeneous groups of loans (e.g. single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g. home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. The fair value of the bank's loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

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

30.  LITIGATION - THE BANK

During the normal course of business, the bank is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the bank is a defendant may be material, the bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the bank.

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

The provisions for income taxes for the years ended September 30, 1999, 1998 and 1997, consist of the following:

                                                                      Year Ended September 30,
                                                             --------------------------------------------
(In thousands)                                                   1999           1998            1997
-----------------------------------------------------------  -------------  -------------   -------------
Current provision (benefit):
  Federal                                                       $ (50,552)      $ 94,828        $ (1,800)
  State                                                               619          2,948           1,658
                                                             -------------  -------------   -------------
                                                                  (49,933)        97,776            (142)
                                                             -------------  -------------   -------------

Deferred provision (benefit):
  Federal                                                          73,415        (35,291)         16,113
  State                                                             5,820        (19,616)         (3,159)
                                                             -------------  -------------   -------------
                                                                   79,235        (54,907)         12,954
                                                             -------------  -------------   -------------

Subtotal                                                           29,302         42,869          12,812

Tax effect of other items:
  Tax effect of extraordinary item                                     --         (5,169)             --
  Tax effect of net unrealized holding gains
    (losses) reported in stockholders' equity                         (26)           361             904
                                                             -------------  -------------   -------------

Total                                                            $ 29,276       $ 38,061        $ 13,716
                                                             =============  =============   =============

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                      Year Ended September 30,
                                                             --------------------------------------------
(In thousands)                                                   1999           1998            1997
-----------------------------------------------------------  -------------  -------------   -------------
Computed tax at statutory Federal income tax rate                $ 29,990       $ 58,077        $ 21,418
Increase (reduction) in taxes resulting from:
 Minority interest                                                 (5,447)        (5,447)         (4,524)
 Goodwill and other purchase accounting adjustments                   189            389             699
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                          366         (7,074)          7,066
 State income taxes                                                 3,952         (4,397)         (7,953)
 Other                                                                252          1,321          (3,894)
                                                             -------------  -------------   -------------
                                                                 $ 29,302       $ 42,869        $ 12,812
                                                             =============  =============   =============

The components of the net deferred tax asset were as follows:

                                                                                   September 30,
                                                                            -----------------------------
(In thousands)                                                                  1999            1998
--------------------------------------------------------------------------  -------------   -------------
Deferred tax assets:
  Provision for losses in excess of tax deductions                                  $ --        $ 25,103
  Intangible assets and goodwill, net                                              6,236           5,736
  Deferred compensation                                                            5,678           4,371
  Deferred income                                                                     --           3,416
  Unrealized losses on servicing assets                                            4,483           4,483
  Asset securitizations, net                                                       1,965          26,184
  State net operating loss carry forwards                                         41,562          30,021
  Partnership investments                                                            345           1,360
  Forgiveness of debt                                                              3,037           3,483
  Mortgage servicing rights                                                           --           2,203
  Unrealized losses on property, net                                               8,691           8,139
  Depreciation                                                                     2,868           2,670
  Other                                                                            9,054           4,047
                                                                            -------------   -------------
  Gross deferred tax assets                                                       83,919         121,216
                                                                            -------------   -------------

Deferred tax liabilities:
  Net unrealized holding losses                                                  (30,930)         (1,294)
  Mortgage sevricing rights                                                       (2,897)             --
  Saul Holdings                                                                   (4,509)         (4,509)
  Lease financing                                                                 (6,645)             --
  Depreciation                                                                    (2,303)           (712)
  FHLB stock dividends                                                            (1,883)         (3,288)
  Other                                                                           (4,674)         (2,491)
                                                                            -------------   -------------
  Gross deferred tax liabilities                                                 (53,841)        (12,294)
                                                                            -------------   -------------

Valuation allowance                                                              (17,989)        (17,623)
                                                                            -------------   -------------

Net deferred tax asset                                                          $ 12,089        $ 91,299
                                                                            =============   =============

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of September 30, 1999, management has maintained a valuation allowance in part to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. Historically, the bank has generated taxable income while the Real Estate Trust has generated taxable losses. The net operating loss carryforwards are not expected to be realizable for state tax purposes. For federal tax purposes, there are no net operating loss carryforwards.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the bank paid $6.6, $5.6 and $9.8 million, to the Trust during fiscal 1999, 1998 and 1997.

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

As of September 30, 1999, there was no alternative minimum tax carryforward.

33.  SHAREHOLDERS' EQUITY - THE TRUST

In June 1990, the Trust acquired from affiliated companies an additional equity interest in the bank, which raised the Trust's ownership share of the bank to 80%. In exchange for the interest acquired, the Trust issued 450,000 shares of a new class of $10.50 cumulative preferred shares of beneficial interest with a par value of $1 (the "preferred shares"). The transaction has been accounted for at historical cost in a manner similar to the pooling of interests method because the entities are considered to be under common control. In addition, the Trust acquired two real estate properties from an affiliate in exchange for 66,000 preferred shares.

At September 30, 1999, 1998, and 1997, the amount of dividends in arrears on the preferred shares was $33.0 million ($63.88 per share), $34.0 million ($65.98 per share) and $36.2 million ($70.21 per share). Based on the dividends paid on the preferred shares during fiscal 1996, the Trust recorded a liability at September 30, 1996, equal to the total dividends in arrears on that date. The Trust paid preferred dividends of $6.5 million, $7.6 million and $750,000 in fiscal 1999, 1998 and 1997.

34. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                              Year Ended September 30, 1999
                                         --------------------------------------
(In thousands, except per share amounts) December   March     June    September
---------------------------------------- --------- -------- --------- ---------
Real Estate Trust:
 Total income                            $ 24,690  $24,522  $ 29,392  $ 27,421
 Operating income (loss)                   (3,532)  (2,625)      181    (4,315)
The Bank:
 Interest income                          110,405  124,271   134,537   150,280
 Interest expense                          52,102   57,597    62,560    73,248
 Provision for loan losses                 (3,773)  (6,616)   (5,727)   (6,764)
 Other income                              29,517   67,648    36,612    36,419
 Operating income                           7,317   49,671    19,973    19,019
Total Company:
Operating income                            3,785   47,046    20,154    14,704
Income before minority interest             3,779   31,100    12,543     8,965
Net income (loss)                          (2,505)  19,534     4,923     1,518
Net income (loss) per common share          (0.80)    3.77      0.74      0.03

-------------------------------------------------------------------------------

                                              Year Ended September 30, 1998
                                         --------------------------------------
(In thousands, except per share amounts) December   March     June    September
---------------------------------------- --------- -------- --------- ---------
Real Estate Trust:
 Total income                            $ 21,749  $22,167  $ 28,833  $ 25,843
 Operating income (loss)                   (7,430)  (5,542)   (1,975)   (3,510)
The Bank:
 Interest income                          106,395  106,774   109,795   112,843
 Interest expense                          58,292   55,180    61,606    63,332
 Provision for loan losses                (35,062) (16,612)  (28,298)  (70,857)
 Other income (loss)                      129,369   95,820    87,530   329,138
 Operating income (loss)                   29,433   12,474   (17,624)  160,124
Total Company:
Operating income (loss)                    22,003    6,932   (19,599)  156,614
Income (loss) before minority interest     16,156   (3,086)   (9,528)  109,938
Net income (loss)                           6,856  (10,153)  (13,299)   82,720
Net income (loss) per common share           1.14    (2.38)    (3.04)    16.86

-------------------------------------------------------------------------------

35. INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the bank, please refer to the "Banking" sections of the accompanying financial statements.


                                                   Year Ended September 30
                                                -------------------------------
(In thousands)                                    1999       1998       1997
----------------------------------------------- ---------  ---------  ---------
INCOME
Hotels                                          $ 78,914   $ 71,424   $ 59,464
Office and industrial properties                  24,289     22,883     21,097
Other                                              2,822      4,285      4,008
                                                ---------  ---------  ---------
                                                $106,025   $ 98,592   $ 84,569
                                                =========  =========  =========


OPERATING PROFIT (LOSS)
Hotels                                          $ 21,167   $ 19,175   $ 14,755
Office and industrial properties                  11,465     10,865      9,020
Other                                              7,255      4,546      6,429
                                                ---------  ---------  ---------
                                                  39,887     34,586     30,204
Gain (loss) on sales of property                      --       (331)       895
Interest and debt expense                        (39,585)   (42,817)   (40,819)
Advisory fee, management and leasing
 fees - related parties                           (9,431)    (8,742)    (7,995)
General and administrative                        (1,162)    (1,153)    (1,272)
                                                ---------  ---------  ---------
Operating loss                                  $(10,291)  $(18,457)  $(18,987)
                                                =========  =========  =========


IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                          $146,585   $119,258   $ 86,815
Office and industrial properties                  73,613     75,332     78,063
Other                                            144,873    128,842    135,695
                                                ---------  ---------  ---------
                                                $365,071   $323,432   $300,573
                                                =========  =========  =========


DEPRECIATION
Hotels                                           $ 7,708    $ 6,733    $ 6,186
Office and industrial properties                   4,753      4,387      4,311
Other                                                 47         50         46
                                                ---------  ---------  ---------
                                                $ 12,508   $ 11,170   $ 10,543
                                                =========  =========  =========

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels                                          $ 40,803   $ 39,539    $ 8,462
Office and industrial properties                   5,249      6,389      5,288
Other                                                935        537      1,079
                                                ---------  ---------  ---------
                                                $ 46,987   $ 46,465   $ 14,829
                                                =========  =========  =========

36. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                                        September 30
                                                                                          ------------------------------------------
(In thousands)                                                                                     1999                  1998
--------------------------------------------------------------------                      --------------------- --------------------
ASSETS
Income-producing properties                                                                          $ 312,181            $ 279,951
Accumulated depreciation                                                                              (104,774)             (96,072)
                                                                                          --------------------- --------------------
                                                                                                       207,407              183,879
Land parcels                                                                                            39,448               40,110
Construction in progress                                                                                20,498                8,694
Equity investment in bank                                                                              292,942              288,965
Cash and cash equivalents                                                                               17,857               13,950
Other assets                                                                                            79,861               76,799
                                                                                          --------------------- --------------------
    TOTAL ASSETS                                                                                     $ 658,013            $ 612,397
                                                                                          ===================== ====================

LIABILITIES
Mortgage notes payable                                                                               $ 213,447            $ 198,874
Notes payable - secured                                                                                216,000              200,000
Notes payable - unsecured                                                                               46,122               50,335
Deferred gains - real estate                                                                           112,834              112,883
Accrued dividends payable - preferred shares of beneficial interest                                     32,967               34,049
Other liabilities and accrued expenses                                                                  42,268               39,895
                                                                                          --------------------- --------------------
    Total liabilities                                                                                  663,638              636,036
                                                                                          --------------------- --------------------
TOTAL SHAREHOLDERS' DEFICIT*                                                                            (5,625)             (23,639)
                                                                                          --------------------- --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                          $ 658,013            $ 612,397
                                                                                          ===================== ====================

* See Consolidated Statements of Shareholders' Deficit

CONDENSED STATEMENTS OF OPERATIONS

                                                                                       For the Year Ended September 30
                                                                     ---------------------------------------------------------------
(In thousands)                                                                1999                 1998                  1997
-------------------------------------------------------------------- -------------------- --------------------- --------------------
Total income                                                                   $ 106,025              $ 98,592             $ 84,569
Total expenses                                                                  (121,676)             (118,636)            (108,601)
Equity in earnings of unconsolidated entities                                      5,360                 1,918                4,150
Gain (loss) on sale of property                                                       --                  (331)                 895
                                                                     -------------------- --------------------- --------------------
Real estate operating loss                                                       (10,291)              (18,457)             (18,987)
Equity in earnings of bank                                                        30,416                88,172               27,391
                                                                     -------------------- --------------------- --------------------
Total company operating income                                                    20,125                69,715                8,404
Income tax benefit                                                                (3,345)               (6,010)             (10,456)
                                                                     -------------------- --------------------- --------------------
Income before extraordinary item                                                  23,470                75,725               18,860
Extraordinary item: loss on early extinguishment of debt                              --                (9,601)                  --
                                                                     -------------------- --------------------- --------------------

TOTAL COMPANY NET INCOME                                                        $ 23,470              $ 66,124             $ 18,860
                                                                     ==================== ===================== ====================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       For the Year Ended September 30
                                                                     ---------------------------------------------------------------
(In thousands)                                                                1999                 1998                  1997
-------------------------------------------------------------------- -------------------- --------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 23,470              $ 66,124             $ 18,860
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
      Depreciation                                                                12,481                11,170               10,543
      (Gain) loss on sale of property                                                 --                   331                 (895)
      Early extinguishment of debt, net of taxes                                      --                 9,601                   --
      Equity in earnings of bank                                                 (30,416)              (88,172)             (27,391)
      (Increase) decrease in deferred tax asset                                     (803)                  954               (3,252)
      (Increase) decrease in accounts receivable and accrued income               (1,546)               (1,229)                  17
      Increase in accounts payable and accrued expenses                            3,346                 2,708                1,058
      (Increase) decrease in tax sharing receivable                                3,794                (6,545)               2,492
      Other                                                                       20,062                19,796                5,479
                                                                     -------------------- --------------------- --------------------
Net cash provided by operating activities                                         30,388                14,738                6,911
                                                                     -------------------- --------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                                (46,987)              (19,815)             (10,120)
Property acquisitions                                                                 --               (26,650)              (4,709)
Property sales                                                                        --                    --                1,399
Equity investment in unconsolidated entities                                       2,748                 1,348                1,723
Other                                                                                  2                     2                   43
                                                                     -------------------- --------------------- --------------------
Net cash used in investing activities                                            (44,237)              (45,115)             (11,664)
                                                                     -------------------- --------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                      53,498               296,316               32,894
Repayments of long-term debt                                                     (27,138)             (245,287)             (24,033)
Costs of obtaining financings                                                     (2,104)               (7,295)                (626)
Loan prepayment fees                                                                  --               (10,055)                  --
Dividends paid - preferred shares of beneficial interest                          (6,500)               (7,600)                (750)
                                                                     -------------------- --------------------- --------------------
Net cash provided by financing activities                                         17,756                26,079                7,485
                                                                     -------------------- --------------------- --------------------
Net increase (decrease) in cash and cash equivalents                               3,907                (4,298)               2,732
Cash and cash equivalents at beginning of year                                    13,950                18,248               15,516
                                                                     -------------------- --------------------- --------------------
Cash and cash equivalents at end of year                                        $ 17,857              $ 13,950             $ 18,248
                                                                     ==================== ===================== ====================

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

Class One Trustees -- Terms End at 2000 Annual Meeting

Gilbert M. Grosvenor, age 68, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of the Bank, Saul Centers, Inc., Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 67, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board and Chief Executive Officer of the bank and Saul Centers, Inc., and as a Trustee of the National Geographic Society and the Brookings Institute. Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees -- Terms End at 2001 Annual Meeting

George M. Rogers, Jr., age 66, has served as a Trustee since 1969. Mr. Rogers's professional corporation is a partner in the law firm of Shaw, Pittman, Potts & Trowbridge, Washington, D.C., which serves as counsel to the Trust and the bank. Mr. Rogers serves as a Director of the bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 37, has served as Trustee and Vice President of the Trust since 1997. Mr. Saul also serves as a Director and/or Officer of the bank,
B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company, Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers, Inc. He is also a Director of the Greater Washington Boys and Girls Club and The Heights School. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees -- Terms End at 2002 Annual Meeting

Garland J. Bloom, Jr., age 68, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real state finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 66, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr. Whitmore is a director of Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Philip D. Caraci, age 61, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of
B. F. Saul Advisory Company, Chairman of the Board of Franklin Property Company, and a Director and President of Saul Centers, Inc.

Stephen R. Halpin, Jr., age 44, serves as Vice President and Chief Financial Officer of the Trust. He also serves as Executive Vice President and Chief Financial Officer of the bank.

Ross E. Heasley, age 60, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

Henry Ravenel, Jr., age 65, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

William K. Albright, age 68, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 1999. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 1999.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin Property Company in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 1999.

The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the board and to perform such other duties as may be assigned to it from time to time. This committee did not meet during fiscal 1999.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 1999, the Real Estate Trust paid total fees of $94,000 to the trustees, including $15,000 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the bank for his services as the bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin receives compensation from the bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 1999, 1998 or 1997.

Summary of Cash and Certain Other Compensation

The following table sets forth the cash compensation paid by the bank to Mr. Saul II and Mr. Halpin for or with respect to the fiscal years ended September 30, 1999, 1998 and 1997 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE
Annual Compensation
                                                                            Other             Long-Term                All
Name and Principal                                                          Annual           Compensation       Other Compensation
Position                        Year      Salary           Bonus         Compensation           Payouts
------------------------------ ------ ---------------   --------------  ----------------  -------------------- ---------------------
B. Francis Saul II,             1999      $1,426,944       $1,500,000              $   -          $   303,710          $  339,860(1)
Chairman and Chief              1998       1,350,024          700,000                  -              216,936             725,873(2)
  Executive Officer             1997       1,230,440          600,000                  -              180,780             292,807(3)

Stephen R. Halpin, Jr.,         1999       $ 419,240        $ 160,000              $   -           $   65,081          $   68,405(1)
Executive Vice President        1998         400,010           60,000                  -               36,156             159,073(2)
  and Chief Financial Officer   1997         375,402           54,000                  -                    -              69,167(3)
---------------------------
(1) The total amounts shown in the "All Other Compensation" column for fiscal
    1999 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul ($193,839) and Mr. Halpin ($29,059);
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul ($23,940) and Mr. Halpin ($2,157);
o contributions to the B. F. Saul Company Employees Profit Sharing Retirement
  Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($9,600); and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul ($122,081) and Mr. Halpin ($27,589).

(2) The total amounts shown in the "All Other Compensation" column for fiscal
1998 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul ($136,018) and Mr. Halpin ($20,170);
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul ($14,724) and Mr. Halpin ($2,621);
o contributions to the B. F. Saul Company Employees Profit Sharing Retirement
  Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($9,600); and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul ($575,131) and Mr. Halpin ($126,682).

(3) The total amounts shown in the "All Other Compensation" column for fiscal
    1997 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul ($109,616) and Mr. Halpin ($16,164);
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Halpin ($2,325);
o contributions to the Retirement Plan on behalf of Mr. Halpin ($9,600); and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul ($183,191) and Mr. Halpin ($41,078).

Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the bank to the accounts (the "Accounts") of the executive officers of the bank named above for fiscal 1998 under the bank's Deferred Compensation Plan (the "Plan").

LONG-TERM INCENTIVE PROGRAM - AWARDS IN LAST FISCAL YEAR


                                  Performance or Other                         Estimated Future Payouts (1)
                                         Period                             Under Non-Stock Price-Based Plans
                                                                -----------------------------------------------------------
                                    Until Maturation
Name                                    or Payout                  Threshold            Target(2)              Maximum
------------------------          ----------------------        -----------------    -----------------     ----------------
B. Francis  Saul II (3)                   2002                         $ 600,000          $ 1,074,508          $ 3,715,042
                                          1999 (4)                       440,496              440,496              440,496
                                          1999 (4)                       440,496              440,496              440,496
                                          1999 (4)                       440,496              440,496              440,496

Stephen R. Halpin, Jr.                    2009                         $ 130,000            $ 232,810            $ 804,926
                                          2002 (4)                        88,099              104,927              152,235
                                          2001 (4)                        88,099               98,988              126,863
                                          2000 (4)                        88,099               93,385              105,719

---------------------
(1) The estimated future payouts shown in the table are based on assumed performance rates for the bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2009.

(2) The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the bank's rate of return on average assets during each of the years in the performance period are the same as the bank's rate of return during the fiscal year ended September 30, 1999.

(3) The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the bank for the entire ten-year performance period of the Plan. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the Plan. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the bank pay out the Net Contribution (as defined) in his account prior to the year 2009.

(4) Awards related to prior fiscal years were granted to certain employees during fiscal 1999. It was determined by the bank's Board of Directors that these employees contributed substantially to the bank's present success and therefore warranted the reinstatement of awards for fiscal 1992, 1991 and 1990. The awards are structured to create an account that will begin with an amount equal to the amount that would have existed in such account if the awards had been granted for fiscal 1992, 1991 and 1990.

The original Principal Contribution for fiscal 1992 made on behalf of Mr. Saul
($250,000) and Mr. Halpin ($50,000) earned interest based on the bank's rate of return on average assets (as computed under the Plan) for all subsequent fiscal years. The plan participants become fully vested under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of the following: (i) September 30, 2002; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the bank (as defined in the Plan).

The original Principal Contribution for fiscal 1991 made on behalf of Mr. Saul
($250,000) and Mr. Halpin ($50,000) earned interest based on the bank's rate of return on average assets (as computed under the Plan) for all subsequent fiscal years. The plan participants become fully vested under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of the following: (i) September 30, 2001; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the bank (as defined in the Plan).

The original Principal Contribution for fiscal 1990 made on behalf of Mr. Saul
($250,000) and Mr. Halpin ($50,000) earned interest based on the bank's rate of return on average assets (as computed under the Plan) for all subsequent fiscal years. The plan participants become fully vested under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of the following: (i) September 30, 2000; (ii) attainment of age 60; (iii) death; (iv) total and permanent disability; or (v) a change in control of the bank (as defined in the Plan).

Certain of the awards credited by the bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the bank to the Account maintained for the benefit of Mr. Saul will vest upon the earlier of:

o five years after the date of the award,

o his attainment of the age of 70 in 2002,

o his death,

o his total or permanent disability, or a change in control of the bank (as defined in the Plan).

Accordingly, as of September 30, 1999, Mr. Saul was partially vested in the Account maintained for his benefit under the Plan. As of that date, the vested
Account balance maintained for Mr. Saul's benefit under the Plan was $1,825,768.
As of September 30, 1999, the following individuals have vested Accounts that are payable within 120 days after September 30, 1999: Mr. Saul ($1,825,768); Mr.
Halpin ($100,856).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2009 (or the executive officer's earlier termination of employment with the bank), the bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The
Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution.")

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of any of the following:

o September 30, 2009;

o attainment of age 60;

o death;

o total and permanent disability; or

o a change in control of the bank (as defined in the Plan). Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the bank without cause
 (as defined in the Plan) after September 30, 2004.

Payouts are made under the Plan within 120 days after September 30, 2009, or the earlier termination of the executive officer's employment with the bank, provided that vesting or partial vesting has occurred under the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 6, 1999, concerning beneficial ownership of Common Shares and Preferred Shares of beneficial interest by: (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees; (c) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation"; and (d) all Trustees and executive officers of the Trust as a group.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real Estate

Transactions with B. F. Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of B.F. Saul Company. All of the officers of the Trust and B. Francis Saul II, George M. Rogers, Jr., B. Francis Saul III and John R. Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of B.F. Saul Company and/or its subsidiary corporations. The Advisor is paid a fixed monthly fee subject to annual review by the trustees. The monthly fee was $311,000 for the period October 1996 through September 1997, $317,000 for the period October 1997 through September 1998, and $337,000 for the period October 1998 through September 1999. The advisory contract has been extended until September 30, 2000,will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

B. F. Saul Company and Franklin Property Company, a wholly owned subsidiary of
B. F. Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. The fee schedules of B.F. Saul Company and Franklin Property Company are reviewed and approved by the trustees. Fees to the two companies amounted to $5.7 million in fiscal 1999.

The Real Estate Trust reimburses the Advisor and Franklin Property Company for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $120,000 in such fees in fiscal 1999.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of B.F. Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $167,000 in fiscal 1999.

In fiscal 1994 the Real Estate Trust made an unsecured loan to B.F. Saul Company of $15.0 million at a floating interest rate and due on demand. In fiscal 1995, the loan was curtailed by $2.3 million. In fiscal 1996 the Real Estate Trust made loans aggregating $3.5 million to B.F. Saul Company. During fiscal 1997, 1998 and 1999, curtails of $750,000, $141,000, and $1,500,000, were paid by B.
F. Saul Company. At September 30, 1999, the total due the Real Estate Trust was $13.8 million in principal and $1.7 million in deferred interest. Interest accrued on these loans amounted to $1.1 million in fiscal 1999.

Remuneration of Trustees and Officers. For fiscal 1999, the Real Estate Trust paid the trustees $94,000 in fees for their services. See "Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Real Estate Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial Officer. See "Executive Compensation." Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from B.F. Saul Company and/or its affiliated corporations as directors or officers thereof.

Legal Services. For legal services to the Real Estate Trust and its subsidiaries, the law firm in which the professional corporation of George M. Rogers, Jr., a trustee of the Trust, is a partner received approximately $500,000 in fiscal 1999, excluding expense reimbursements.

Other Transactions. The Real Estate Trust leases space to the bank and Franklin at one of its income-producing properties. Amounts paid under these leases amounted to approximately $265,000 in fiscal 1999.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


      1.   Financial Statements

     The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

           (a) Report of Independent Public Accountants.

           (b) Consolidated Balance Sheets - As of September 30, 1999 and 1998.

           (c) Consolidated Statements of Operations - For the years ended
                      September 30, 1999, 1998 and 1997.

           (d) Consolidated Statements of Comprehensive Income and Changes in
                      Shareholders' Deficit - For the years ended
                      September 30, 1999, 1998 and 1997.

           (e) Consolidated Statements of Cash Flows - For the years ended
                      September 30, 1999, 1998 and 1997.

           (f) Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a) Selected Quarterly Financial Data for the Real Estate Trust
                      are incorporated by reference in Part II, Item 8.

           (b) Report of Independent Public Accountants on Financial Statement
                      Schedules.

           (c) Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 1999, 1998 and 1997.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 1999.

(b)  Reports on Form 8-K
           None

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

 21.*         List of Subsidiaries of the Trust.

 27.*         Financial Data Schedule.



---------------------
* Filed herewith.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Trustees and Shareholders of
  B.F. Saul Real Estate Investment Trust




We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, in accordance with generally accepted auditing standards, and have issued our report thereon dated December 1, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects as to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Vienna, Virginia
December 1, 1999

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I


(a) Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:



                                     Year Ended September 30
                           ----------------------------------------
                              1999           1998           1997

                           $26,400,000    $5,200,000     $7,200,000

Consolidated Schedule of Investment Properties - Real Estate Trust                                                  Schedule III
September 30, 1999
(Dollars in Thousands)

                                                                      Costs
                                                                   Capitalized             Basis at Close of Period
                                                                               --------------------------------------------------
                                                       Initial     Subsequent                  Buildings
                                                       Basis to        to                         and
Hotels                                                  Trust      Acquisition     Land      Improvements          Total
---------------------------------------------------- ------------- ------------------------- -------------- ---------------------
Crowne Plaza -- National Airport, Arlington VA           $ 26,979      $ 3,528      $ 4,229       $ 26,278              $ 30,507
Hampton Inn -- Dulles Airport, Sterling VA                     --        6,590          290          6,300                 6,590
Holiday Inn, Cincinnati OH                                  6,859        3,230          245          9,844                10,089
Holiday Inn -- Dulles Airport, Sterling VA                  6,950       20,429          862         26,517                27,379
Holiday Inn, Gaithersburg MD                                3,849       15,344        1,781         17,412                19,193
Holiday Inn -- National Airport, Arlington VA              10,187        6,294        1,183         15,298                16,481
Holiday Inn, Pueblo CO                                      3,458        2,242          564          5,136                 5,700
Holiday Inn -- Rochester Airport, Rochester NY              3,340        9,389          605         12,124                12,729
Holiday Inn -- Tysons Corner, McLean VA                     6,976       13,275        2,265         17,986                20,251
Holiday Inn Express, Herndon VA                             5,259          260        1,178          4,341                 5,519
Holiday Inn Select, Auburn Hills MI                        10,450        1,314        1,031         10,733                11,764
SpringHill Suites, Boca Raton FL                           10,942           --        1,220          9,722                10,942
TownePlace Suites, Boca Raton FL                            7,527           --          869          6,658                 7,527
TownePlace Suites -- Dulles Airport, Sterling VA            5,849          173          219          5,803                 6,022
TownePlace Suites, Gaithersburg MD                          6,382           --           94          6,288                 6,382
                                                     ------------- ------------------------- -------------- ---------------------
Subtotal - Hotels                                       $ 115,007     $ 82,068     $ 16,635      $ 180,440             $ 197,075
                                                     ------------- ------------------------- -------------- ---------------------

Commercial
----------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 33,434      $ 1,743        $ 563       $ 34,614              $ 35,177
1000 Circle 75 Pkway, Atlanta GA                            2,820        1,021          248          3,593                 3,841
1100 Circle 75 Pkway, Atlanta GA                           22,746        2,450          419         24,777                25,196
8201 Greensboro, Tysons Corner, McLean VA                  28,890        3,652        1,633         30,909                32,542
Commerce Ctr-Ph II, Ft Lauderdale FL                        4,266          800          782          4,284                 5,066
Dulles North, Sterling VA                                      --        5,882          507          5,375                 5,882
Metairie Tower, Metairie LA                                 2,729          750          403          3,076                 3,479
                                                     ------------- ------------------------- -------------- ---------------------
Subtotal - Commercial                                    $ 94,885     $ 16,298      $ 4,555      $ 106,628             $ 111,183
                                                     ------------- ------------------------- -------------- ---------------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                              Schedule III-Continued
September 30, 1999
(Dollars in Thousands)
                                                                      Costs
                                                                   Capitalized             Basis at Close of Period
                                                                               --------------------------------------------------
                                                       Initial     Subsequent                  Buildings
                                                       Basis to        to                         and
Purchase-Leasebacks                                     Trust      Acquisition     Land      Improvements          Total
---------------------------------------------------- ------------- ------------------------- -------------- ---------------------
Chateau di Jon, Metairie, LA                              $ 1,125         $ --      $ 1,125           $ --               $ 1,125
Country Club, Knoxville, TN                                   500           --          500             --                   500
Houston Mall, Warner Robbins, GA                              650           --          650             --                   650
Old National, Atlanta, GA                                     550           --          550             --                   550
                                                     ------------- ------------------------- -------------- ---------------------
Subtotal - Purchase-Leasebacks                            $ 2,825         $ --      $ 2,825           $ --               $ 2,825
                                                     ------------- ------------------------- -------------- ---------------------

Miscellaneous investment                                    $ 250        $ 848        $ 250          $ 848               $ 1,098
                                                     ------------- ------------------------- -------------- ---------------------

Total Income-Producing Properties                       $ 212,967     $ 99,214     $ 24,265      $ 287,916             $ 312,181
                                                     ------------- ------------------------- -------------- ---------------------

Land Parcels
----------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                        $ 7,378       (1,771)     $ 5,607           $ --               $ 5,607
Avenel, Gaithersburg, MD                                      361          (64)         297             --                   297
Church Road, Loudoun Co., VA                                2,586        2,481        5,067             --                 5,067
Circle 75, Atlanta, GA                                     12,927        4,507       17,434             --                17,434
Flagship Centre, Rockville, MD                              1,729           39        1,768             --                 1,768
Holiday Inn - Auburn Hills, Auburn Hills MI                   656          368        1,024             --                 1,024
Holiday Inn - Rochester, Roch., NY                             68           --           68             --                    68
Overland Park, Overland Park, KA                            3,771          398        4,169             --                 4,169
Prospect Indust. Pk, Ft. Laud., FL                          2,203         (400)       1,803             --                 1,803
Sterling Blvd., Loudoun Co., VA                               505        1,706        2,211             --                 2,211
                                                     ------------- ------------------------- -------------- ---------------------
Subtotal                                                 $ 32,184      $ 7,264     $ 39,448           $ --              $ 39,448
                                                     ------------- ------------------------- -------------- ---------------------

Total Investment Properties                             $ 245,151     $106,478     $ 63,713      $ 287,916             $ 351,629
                                                     ============= ========================= ============== =====================

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                              Schedule III-Continued
September 30, 1999
(Dollars in Thousands)

                                                                                                                 Buildings
                                                                                                                    and
                                                                                                                Improvements
                                                     Accumulated     Related     Date of         Date           Depreciable
Hotels                                               Depreciation     Debt     Construction    Acquired        Lives (Years)
---------------------------------------------------- ------------- ------------------------- -------------- ---------------------
Crowne Plaza -- National Airport, Arlington VA            $ 1,574     $ 17,525     1959          12/97               39
Hampton Inn -- Dulles Airport, Sterling VA                  2,833        6,736     1987          4/87               31.5
Holiday Inn, Cincinnati OH                                  5,573        6,257     1975          2/76                40
Holiday Inn -- Dulles Airport, Sterling VA                 13,789       11,194     1971          11/84               28
Holiday Inn, Gaithersburg MD                                7,981        6,225     1972          6/75                45
Holiday Inn -- National Airport, Arlington VA               6,658        7,992     1973          11/83               30
Holiday Inn, Pueblo CO                                      2,673        4,662     1973          3/76                40
Holiday Inn -- Rochester Airport, Rochester NY              6,389       12,141     1975          3/76                40
Holiday Inn -- Tysons Corner, McLean VA                     8,064       14,349     1971          6/75                47
Holiday Inn Express, Herndon VA                               469        5,012     1987          10/96               40
Holiday Inn Select, Auburn Hills MI                         2,031       12,379     1989          11/94              31.5
SpringHill Suites, Boca Raton FL                               79        8,025     1999          9/99                40
TownePlace Suites, Boca Raton FL                               54        5,076     1999          6/99                40
TownePlace Suites -- Dulles Airport, Sterling VA              225        4,582     1998          8/98                40
TownePlace Suites, Gaithersburg MD                             50        4,665     1999          6/99                40
                                                     ------------- ------------
Subtotal - Hotels                                        $ 58,442     $126,820
                                                     ------------- ------------

Commercial
----------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 14,414     $ 19,582     1985          12/85               35
1000 Circle 75 Pkway, Atlanta GA                            2,144        3,088     1974          4/76                40
1100 Circle 75 Pkway, Atlanta GA                           12,751       13,788     1982          9/82                40
8201 Greensboro, Tysons Corner, McLean VA                  11,869       32,457     1985          4/86                35
Commerce Ctr-Ph II, Ft Lauderdale FL                        1,720        2,702     1986          1/87                35
Dulles North, Sterling VA                                   1,458        2,830     1990          10/90              31.5
Metairie Tower, Metairie LA                                 1,783           --     1974          11/76               40
                                                     ------------- ------------
Subtotal - Commercial                                    $ 46,139     $ 74,447
                                                     ------------- ------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                              Schedule III-Continued
September 30, 1999
(Dollars in Thousands)
                                                                                                                 Buildings
                                                                                                                    and
                                                                                                                Improvements
                                                     Accumulated     Related     Date of         Date           Depreciable
Purchase-Leasebacks                                  Depreciation     Debt     Construction    Acquired        Lives (Years)
---------------------------------------------------- ------------- ------------------------- -------------- ---------------------

Chateau di Jon, Metairie, LA                                 $ --      $ 4,790                   11/73
Country Club, Knoxville, TN                                    --           --                   5/76
Houston Mall, Warner Robbins, GA                               --           --                   2/72
Old National, Atlanta, GA                                      --           --                   8/71
                                                     ------------- ------------
Subtotal - Purchase-Leasebacks                               $ --      $ 4,790
                                                     ------------- ------------

Miscellaneous investment                                    $ 193         $ --
                                                     ------------- ------------

Total Income-Producing Properties                       $ 104,774     $206,057
                                                     ------------- ------------

Land Parcels
----------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                           $ --         $ --               12/84 & 5/85
Avenel, Gaithersburg, MD                                       --           --                   12/76
Church Road, Loudoun Co., VA                                   --           --                9/84 & 4/85
Circle 75, Atlanta, GA                                         --           --                2/77 & 1/84
Flagship Centre, Rockville, MD                                 --           --                   8/85
Holiday Inn - Auburn Hills, Auburn Hills MI                    --          312                   7/97
Holiday Inn - Rochester, Roch., NY                             --           --                   9/86
Overland Park, Overland Park, KA                               --           --                1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL                             --           --               10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                                --           --                   4/84
                                                     ------------- ------------
Subtotal                                                     $ --        $ 312
                                                     ------------- ------------

Total Investment Properties                             $ 104,774     $206,369
                                                     ============= ============

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


BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                              For The Year Ended September 30
                                                                ------------------------------------------------------------
                                                                       1999                1998                 1997
                                                                ------------------- -------------------- -------------------

Basis of investment properties
---------------------------------------------------------------

Balance at beginning of period                                           $ 320,061            $ 284,610           $ 274,208
Additions (reductions) during the period:
    Capital expenditures                                                    15,476               34,079              12,069
    Sales - nonaffiliates                                                       --                 (415)               (525)
    Transferred from construction in progress, net                          19,872                2,681                  --
    Other                                                                   (3,780)                (894)             (1,142)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 351,629            $ 320,061           $ 284,610
                                                                =================== ==================== ===================


Accumulated depreciation
---------------------------------------------------------------

Balance at beginning of period                                            $ 96,072             $ 85,915            $ 76,513
Additions (reductions) during the period:
    Depreciation expense                                                    12,508               11,170              10,543
    Sales - nonaffiliates                                                       --                 (216)                 --
    Other                                                                   (3,806)                (797)             (1,141)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 104,774             $ 96,072            $ 85,915
                                                                =================== ==================== ===================

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust

December 15, 1999                B. Francis Saul II
                                 ---------------------------------------------
                                 B. Francis Saul II
                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

         Signature                      Title                        Date
         ---------                      -----                        ----


   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 15, 1999


   Stephen R. Halpin, Jr.                                     December 15, 1999
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)


   Ross E. Heasley                                            December 15, 1999
--------------------------   Vice President (Principal
   Ross E. Heasley           Accounting Officer)


   Garland J. Bloom, Jr.                                      December 15, 1999
--------------------------   Trustee
   Garland J. Bloom, Jr.


   Gilbert M. Grosvenor                                       December 15, 1999
--------------------------   Trustee
   Gilbert M. Grosvenor


   George M. Rogers, Jr.                                      December 15, 1999
--------------------------   Trustee
   George M. Rogers, Jr.


   B. Francis Saul III                                        December 15, 1999
--------------------------   Trustee
   B. Francis Saul III


   John R. Whitmore                                           December 15, 1999
--------------------------   Trustee
   John R. Whitmore