Form 10-Q
period 1999-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2000-02-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1999
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 11, 2000, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at December 31, 1999 and
                     September 30, 1999

         (b)    Consolidated Statements of Operations for the three-month
                     periods ended December 31, 1999 and 1998

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Deficit for the three-month periods ended December 31, 1999 and 1998

         (d)    Consolidated Statements of Cash Flows for the three-month
                     periods ended December 31, 1999 and 1998

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended December 31, 1999 compared to
                          three months ended December 31, 1998


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  December 31   September 30
                                                                                                 -----------------------------
(In thousands)                                                                                       1999           1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                           $  206,566     $  197,075
    Office and industrial                                                                              139,208        111,183
    Other                                                                                                3,947          3,923
                                                                                                 -------------- --------------
                                                                                                       349,721        312,181
    Accumulated depreciation                                                                          (115,061)      (104,774)
                                                                                                 -------------- --------------
                                                                                                       234,660        207,407
Land parcels                                                                                            41,281         39,448
Construction in progress                                                                                17,053         20,498
Cash and cash equivalents                                                                                7,033         17,857
Other assets                                                                                            86,568         79,861
                                                                                                 -------------- --------------
                    Total real estate assets                                                           386,595        365,071
------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                569,107        396,146
Federal funds sold and securities purchased under agreements to resell                                 150,000        194,000
Loans held for sale                                                                                    196,059        116,797
Investment securities (market value $45,191 and $44,434, respectively)                                  45,456         44,400
Trading securities                                                                                       5,925          6,955
Mortgage-backed securities (market value $1,215,998 and $1,285,442, respectively)                    1,243,712      1,311,370
Loans and leases receivable (net of allowance for losses of $58,139 for both periods)                6,833,317      6,312,073
Federal Home Loan Bank stock                                                                            98,636         87,183
Real estate held for investment or sale (net of allowance for losses of $84,130
  and $84,607, respectively                                                                             48,554         52,369
Property and equipment, net                                                                            301,910        304,533
Goodwill and other intangible assets, net                                                               27,184         27,902
Interest only strips, net                                                                                6,542          7,626
Servicing assets, net                                                                                       --         30,479
Other assets                                                                                           269,536        254,936
                                                                                                 -------------- --------------
                    Total banking assets                                                             9,795,938      9,146,769
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 10,182,533    $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $  251,830     $  213,447
Notes payable - secured                                                                                224,700        216,000
Notes payable - unsecured                                                                               45,948         46,122
Deferred gains - real estate                                                                           112,834        112,834
Accrued dividends payable - preferred shares of beneficial interest                                     31,821         32,967
Other liabilities and accrued expenses                                                                  32,278         42,268
                                                                                                 -------------- --------------
                    Total real estate liabilities                                                      699,411        663,638
------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                     6,227,700      5,763,486
Borrowings                                                                                             629,979        631,144
Federal Home Loan Bank advances                                                                      1,971,671      1,743,188
Other liabilities                                                                                      117,262        174,466
Capital notes -- subordinated                                                                          250,000        250,000
                                                                                                 -------------- --------------
                    Total banking liabilities                                                        9,196,612      8,562,284
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    76,203         73,236
Minority interest -- other                                                                             218,307        218,307
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   10,190,533      9,517,465
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                     516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642          6,642
Paid-in surplus                                                                                         92,943         92,943
Deficit                                                                                                (66,256)       (63,884)
Net unrealized holding loss                                                                                  3              6
                                                                                                 -------------- --------------
                                                                                                        33,848         36,223
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)       (41,848)
                                                                                                 -------------- --------------
TOTAL SHAREHOLDERS' DEFICIT                                                                             (8,000)        (5,625)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                       $ 10,182,533    $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                     For the Three Months
                                                                                                      Ended December 31
                                                                                                 -----------------------------
(In thousands, except per share amounts)                                                             1999           1998
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                              $   20,721     $   18,062
Office and industrial properties                                                                         7,023          5,941
Other                                                                                                      690            687
                                                                                                 -------------- --------------
Total income                                                                                            28,434         24,690
------------------------------------------------------------------------------------------------------------------------------
Expenses Direct operating expenses:
    Hotels                                                                                              13,590         11,598
    Office and industrial properties                                                                     1,993          1,870
    Land parcels and other                                                                                 303            388
Interest expense                                                                                        10,936         10,194
Capitalized interest                                                                                      (225)          (221)
Amortization of debt expense                                                                               156             98
Depreciation                                                                                             3,454          2,876
Advisory, management and leasing fees - related parties                                                  2,477          2,260
General and administrative                                                                               1,913            305
                                                                                                 -------------- --------------
Total expenses                                                                                          34,597         29,368
------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                            2,103          1,147
Gain (loss) on sale of property                                                                             --             (1)
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                                          $   (4,060)    $   (3,532)
------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                                                    $  139,504     $   75,943
Mortgage-backed securities                                                                              19,969         28,888
Trading securities                                                                                         383            569
Investment securities                                                                                      642            615
Other                                                                                                    8,253          4,687
                                                                                                 -------------- --------------
Total interest income                                                                                  168,751        110,702
------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                        45,761         37,228
Borrowings                                                                                              41,613         14,874
                                                                                                 -------------- --------------
Total interest expense                                                                                  87,374         52,102
                                                                                                 -------------- --------------
Net interest income                                                                                     81,377         58,600
Provision for loan and lease losses                                                                    (10,988)        (3,773)
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                     70,389         54,827
------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                                      5,823          6,512
Deposit servicing fees                                                                                  20,894         15,895
Gain on sales of trading securities, net                                                                   278            665
Loss on real estate held for investment or sale, net                                                      (116)           (49)
Gain (loss) on sales of loans, net                                                                        (912)           244
Other                                                                                                    6,203          5,953
                                                                                                 -------------- --------------
Total other income                                                                                      32,170         29,220
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                     For the Three Months
                                                                                                      Ended December 31
                                                                                                 -----------------------------
(In thousands, except per share amounts)                                                             1999           1998
------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                      $   46,902     $   40,796
Loan                                                                                                     1,074          3,331
Property and equipment                                                                                   6,935          6,223
Marketing                                                                                                2,183          2,934
Data processing                                                                                          6,091          4,325
Depreciation and amortization                                                                            7,996          8,044
Deposit insurance premiums                                                                               1,173          1,070
Amortization of goodwill and other intangible assets                                                       716            851
Other                                                                                                   12,731          9,156
                                                                                                 -------------- --------------
Total operating expenses                                                                                85,801         76,730
------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                            $   16,758     $    7,317
------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                    $   12,698     $    3,785
Income tax provision                                                                                     3,617              6
                                                                                                 -------------- --------------
Income before minority interest                                                                          9,081          3,779
Minority interest held by affiliates                                                                    (1,073)            45
Minority interest -- other                                                                              (6,329)        (6,329)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME (LOSS)                                                                     $    1,679     $   (2,505)
------------------------------------------------------------------------------------------------------------------------------



NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                     $     325     $   (3,859)

NET INCOME (LOSS) PER COMMON SHARE
Income before minority interest                                                                      $    1.60      $    0.50
Minority interest held by affiliates                                                                     (0.22)          0.01
Minority interest -- other                                                                               (1.31)         (1.31)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                                                   $    0.07     $    (0.80)
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

                                                                                                     For the Three Months
                                                                                                      Ended December 31
                                                                                                 -----------------------------
(Dollars in thousands)                                                                               1999           1998
------------------------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

Net income                                                                                          $    1,679     $   (2,505)
Other comprehensive income:
    Net unrealized holding gains (losses)                                                                   (3)           (35)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                          $    1,676     $   (2,540)
------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                                         $     516      $     516
                                                                                                 -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                                           6,642          6,642
                                                                                                 -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                                                             92,943         92,943
                                                                                                 -------------- --------------

DEFICIT
Beginning of period                                                                                    (63,884)       (81,936)
Net income                                                                                               1,679         (2,505)
Minority interest in capital contribution                                                               (2,697)            --
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                                           (1,354)        (1,354)
                                                                                                 -------------- --------------
End of period                                                                                          (66,256)       (85,795)
                                                                                                 -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                                          6             44
Net unrealized holding gains (losses)                                                                       (3)           (35)
                                                                                                 -------------- --------------
End of period                                                                                                3              9
                                                                                                 -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                                         (41,848)       (41,848)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                                         $   (8,000)    $  (27,533)
------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                     For the Three Months
                                                                                                      Ended December 31
                                                                                                 -----------------------------
(In thousands)                                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                   $   (2,613)    $   (2,326)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                         3,453          2,876
    Decrease in accounts receivable and accrued income                                                   2,851            759
    (Increase) decrease in deferred tax asset                                                           (1,448)         5,358
    Decrease in accounts payable and accrued expenses                                                  (12,800)        (8,157)
    Amortization of debt expense                                                                           407            348
    Equity in earnings of unconsolidated entities                                                       (2,103)        (1,147)
    Other                                                                                                6,906         18,004
                                                                                                 -------------- --------------
                                                                                                        (5,347)        15,715
                                                                                                 -------------- --------------
Banking
Net income (loss)                                                                                        4,292           (179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                          (1,582)         3,576
    Depreciation and amortization                                                                        7,996          8,044
    Provision for loan and leases losses                                                                10,988          3,773
    Capitalized interest on real estate under development                                                 (908)          (756)
    Proceeds from sales of trading securities                                                          107,527        120,886
    Net fundings of loans held for sale and/or securitization                                         (286,157)      (185,506)
    Proceeds from sales of loans held for sale and/or securitization                                    88,671         10,854
    Gain on sales of real estate held for sale                                                            (339)           (99)
    Gain on sales of trading securities, net                                                              (278)          (645)
    Decrease in interest-only strips                                                                     1,084          2,158
    (Increase) decrease in servicing assets                                                             (6,758)         3,341
    Decrease in goodwill and other intangible assets                                                       719            892
    (Increase) decrease in other assets                                                                 13,856       (109,875)
    Decrease in other liabilities                                                                      (58,953)       (13,465)
    Minority interest held by affiliates                                                                 1,073            (45)
    Minority interest - other                                                                            2,438          2,438
    Other                                                                                               18,516         (9,910)
                                                                                                 -------------- --------------
                                                                                                       (97,815)      (164,518)
                                                                                                 -------------- --------------
Net cash used in operating activities                                                                 (103,162)      (148,803)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                      (12,765)        (8,255)
Property acquisitions                                                                                  (16,755)            --
Equity investment in unconsolidated entities                                                             1,632          1,500
Other                                                                                                      633              1
                                                                                                 -------------- --------------
                                                                                                       (27,255)        (6,754)
                                                                                                 -------------- --------------
Banking
Proceeds from maturities of investment securities                                                       34,000             --
Net proceeds from redemption of Federal Home Loan Bank stock                                                --         18,370
Net proceeds from sales of real estate                                                                   4,979          6,757
Net fundings of loans and leases receivable                                                           (535,473)      (473,183)
Principal collected on mortgage-backed securities                                                       67,128        228,611
Purchases of Federal Home Loan Bank stock                                                              (11,453)        (2,524)
Purchases of investment securities                                                                     (35,052)            --
Purchases of loans receivable                                                                             (275)      (978,848)
Purchases of property and equipment                                                                     (5,569)        (9,722)
Disbursements for real estate held for investment or sale                                                 (115)        (2,483)
Other                                                                                                     (541)             7
                                                                                                 -------------- --------------
                                                                                                      (482,371)    (1,213,015)
                                                                                                 -------------- --------------
Net cash used in investing activities                                                                 (509,626)    (1,219,769)
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                     For the Three Months
                                                                                                      Ended December 31
                                                                                                 -----------------------------
(In thousands)                                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                    $   39,871     $    3,705
Principal curtailments and repayments of mortgages                                                      (1,488)        (2,697)
Proceeds from secured note financing                                                                     8,700             --
Proceeds from sales of unsecured notes                                                                   2,238          1,174
Repayments of unsecured notes                                                                           (2,412)        (3,222)
Costs of obtaining financings                                                                             (329)          (400)
Dividends paid - preferred shares of beneficial interest                                                (2,500)            --
                                                                                                 -------------- --------------
                                                                                                        44,080         (1,440)
                                                                                                 -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                 8,909,535     10,547,746
Customer withdrawals of deposits and payments for maturing certificates of deposit                  (8,445,321)   (10,255,001)
Net increase in securities sold under repurchase agreements                                              2,556         26,125
Advances from the Federal Home Loan Bank                                                               230,000        485,270
Repayments of advances from the Federal Home Loan Bank                                                  (1,517)      (202,337)
Net decrease in other borrowings                                                                        (3,721)       (18,369)
Cash dividends paid on preferred stock                                                                  (2,438)        (2,438)
Cash dividends paid on common stock                                                                     (4,000)       (21,000)
Other                                                                                                    1,751          5,275
                                                                                                 -------------- --------------
                                                                                                       686,845        565,271
                                                                                                 -------------- --------------
Net cash provided by financing activities                                                              730,925        563,831
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                   118,137       (804,741)
Cash and cash equivalents at beginning of period                                                       608,003      1,230,406
                                                                                                 -------------- --------------
Cash and cash equivalents at end of period                                                          $  726,140     $  425,665
------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                   $    7,033     $   21,471
    Banking
        Cash and other deposits                                                                        569,107        324,194
        Federal funds sold and securities purchased under agreements to resell                         150,000         80,000
                                                                                                 -------------- --------------
    Cash and cash equivalents at end of period                                                      $  726,140     $  425,665
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                        $   95,072     $   70,830
        Income taxes paid (refunded)                                                                   (18,696)        92,319
        Shares of Saul Centers, Inc. common stock                                                          905            816
        Limited partnership units of Saul Holdings Limited Partnership                                      --          1,471
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                             905            816
        Distributions from Saul Holdings Limited Partnership                                             1,632          1,471

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                               1,561          2,088
    Loans held for sale exchanged for trading securities                                               107,318        119,618
    Loans receivable transferred to (from) loans held for sale and/or securitization                        --       (125,000)
    Loans made in connection with the sale of real estate                                                  284            906
    Loans receivable transferred to real estate acquired in settlement of loans                            112             --


------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 1999. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                                December     September
                                                   31,          30,
                                                  1999         1999
                                               -----------  -----------
                                                   (In thousands)
Single-family residential                      $  182,034   $  112,434
Home improvement and related loans                 14,025        4,363
                                               -----------  -----------
Total                                          $  196,059   $  116,797
                                               ===========  ===========

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                December      September
                                                   31,            30,
                                                  1999           1999
                                               ------------   -----------
                                                     (In thousands)
Single-family residential                        $4,124,410    $3,986,212
Home equity                                         246,358       239,673
Real estate construction and ground                 435,482       419,211
Commercial real estate and multifamily               58,076        60,607
Commercial                                          666,897       579,668
Automobile                                          904,118       717,712
Subprime automobile                                 529,727       480,533
Leasing                                             191,802       109,724
Home improvement and related loans                   92,643       102,483
Overdraft lines of credit and other consumer         31,004        31,646
                                               ------------   -----------
                                                  7,280,517     6,727,469
                                               ------------   -----------

Less:
Undisbursed portion of loans                        415,090       379,829
Unearned discounts and net deferred
   loan origination costs                           (26,029)      (22,572)
Allowance for loan losses                            58,139        58,139
                                               ------------   -----------
                                                    447,200       415,396
                                               ------------   -----------

Total                                            $6,833,317    $6,312,073
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

Real estate held for investment or sale is composed of the following:

                                       December          September
                                          31,               30,
                                          1999              1999
                                       -----------       -----------
                                              (In thousands)
Real estate held for investment        $    3,819        $    3,819
Real estate held for sale                 128,865           133,157
                                       -----------       -----------
   Subtotal                               132,684           136,976
                                       -----------       -----------

Less:
 Allowance for losses on real
   estate held for investment                 202               202
 Allowance for losses on real
   estate held for sale                    83,928            84,405
                                       -----------       -----------
  Subtotal                                 84,130            84,607
                                       -----------       -----------
  Total real estate held for
      investment or sale               $   48,554        $   52,369
                                       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase" or the "Bank"). At December 31, 1999, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded net income of $1.7 million for the three-month period ended December 31, 1999, compared to a net loss of $2.5 million for the three-month period ended December 31, 1998.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at December 31, 1999, which consisted primarily of hotels, office and industrial projects, and land parcels, has increased from the number of properties at September 30, 1999. As of October 1, 1999, the Real Estate Trust placed its newly constructed office building, Dulles North Building Two in operation. This building contains 59,886 square feet of leasable area and is 100% leased. On October 25, 1999, the Real Estate Trust opened a newly constructed 95 unit TownePlace Suites in Ft. Lauderdale, Florida. On December 13, 1999, the Real Estate Trust acquired an office building located in McLean, Virginia known as Tysons Park Place. The building contains 249,982 square feet of leasable area and is 99% leased. The seller was Chevy Chase Bank.

Space in the Real Estate Trust's commercial property portfolio was 96% leased at December 31, 1999, compared to leasing rates of 92% and 97% at September 30, 1999 and December 31, 1998, respectively. At December 31, 1999, the Real Estate Trust's commercial property portfolio had a total gross leasable area of 1.6 million square feet, of which 140,000 square feet (8.7%) and 354,000 square feet (22.0%) are subject to leases whose terms expire in the balance of fiscal 2000 and in fiscal 2001, respectively.

The twelve hotel properties owned by the Real Estate Trust throughout the first fiscal quarters of 2000 and 1999 experienced average occupancy rates of 63.0% and 62.1%, respectively, and average room rates of $86.17 and $83.35, respectively. Seven of these hotels registered improved occupancy rates and ten registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 62.6% and an average room rate of $84.22 during the quarter ended December 31, 1999.

BANKING

General. The Bank continued its pattern of growth during the current quarter with total assets increasing to $9.8 billion, an increase of $648 million from September 30, 1999. Total loans increased $601 million during the quarter, funded primarily through increases in Federal Home Loan Bank advances and brokered deposits. The Bank recorded operating income of $16.8 million during the quarter ended December 31, 1999, compared to operating income of $7.3 million in the prior corresponding quarter. Increased interest income on single-family and automobile loans was partially offset by a decrease in interest income on mortgage-backed securities and increases in interest expense on deposits and borrowings, provision for loan and lease losses and operating expenses.

At December 31, 1999, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.74%, 5.74%, 8.09% and 12.48%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter ended December 31, 1999, the Bank declared and paid out of the retained earnings of the Bank a cash dividend on its Common Stock in the amount of $400 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                              December 31,       September 30,      December 31,
                                                                                  1999               1999               1998
                                                                            -----------------    --------------    ---------------
Non-performing assets:
  Non-accrual loans:
    Residential                                                             $          5,132     $       4,756     $        7,498
    Commercial                                                                            85               269               -
    Subprime automobile                                                                9,257             6,640              6,067
    Other consumer                                                                     2,937             1,607              1,195
                                                                            -----------------    --------------    ---------------
      Total non-accrual loans (1)                                                     17,411            13,272             14,760
                                                                            -----------------    --------------    ---------------

  Real estate owned                                                                  128,865           133,157            214,719
  Allowance for losses on real estate owned                                          (83,928)          (84,405)          (153,564)
                                                                            -----------------    --------------    ---------------
    Real estate owned, net                                                            44,937            48,752             61,155
                                                                            -----------------    --------------    ---------------

Total non-performing assets                                                 $         62,348     $      62,024     $       75,915
                                                                            =================    ==============    ===============

Troubled debt restructurings                                                $         11,714     $      11,714     $       11,800
                                                                            =================    ==============    ===============

Allowance for losses on loans and leases                                    $         58,139     $      58,139     $       60,157
Allowance for losses on real estate held for investment                                  202               202                202
Allowance for losses on real estate owned                                             83,928            84,405            153,564
                                                                            -----------------    --------------    ---------------

  Total allowances for losses                                               $        142,269     $     142,746     $      213,923
                                                                            =================    ==============    ===============




Ratios:

  Non-performing assets, net to total assets (2)                                       0.04%             0.04%              0.21%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                                            334.88%           361.35%            220.74%

  Allowance for losses on consumer loans and leases to
    non-accrual consumer loans (1)(3)                                                297.93%           440.52%            469.86%

  Allowance for losses on loans and leases
     to non-accrual loans (1)                                                        333.92%           438.06%            407.57%

  Allowance for losses on loans and leases to total loans
     and leases receivable (4)                                                         0.82%             0.90%              1.40%






(1) Before deduction of allowances for losses.

(2) Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.

(3) Includes subprime automobile loans.

(4) Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $62.3 million, after valuation allowances on REO of $83.9 million, at December 31, 1999, compared to $62.0 million, after valuation allowances on REO of $84.4 million, at September 30, 1999. In addition to the valuation allowances on REO, the Bank maintained $58.1 million of valuation allowances on its loan and lease portfolio at December 31, 1999. The $0.3 million increase in non-performing assets for the current quarter was attributable to a net decrease in REO of $3.8 million and an increase in non-accrual loans of $4.1 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $17.4 million at December 31, 1999, as compared to $13.3 million at September 30, 1999. At December 31, 1999, non-accrual loans consisted of $5.1 million of non-accrual real estate loans and $12.3 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $4.8 million and non-accrual consumer and other loans of $8.5 million at September 30, 1999. The increase in non-accrual loans was primarily due to the aging of the bank's loan portfolio following last year's growth.

REO. At December 31, 1999, the Bank's REO totaled $44.9 million, after valuation allowances on such assets of $83.9 million as set forth in the following table. The principal component of REO consists of four planned unit developments (the "Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                           Number                                    Balance Before                    Balance After      Percent
                              of          Gross         Charge-        Valuation      All Valuation      Valuation          of
                         Properties       Balance          Offs        Allowances       Allowances       Allowances         Total
                        ------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Communities                   4            $ 147,281      $ 32,510        $   114,771      $  76,608         $   38,163       84.9%

Residential ground            3                3,512             -              3,512          1,520              1,992        4.4%

Commercial ground             3               17,852         7,646             10,206          5,800              4,406        9.8%

Single-family
residential properties        5                  442            66                376              -                376        0.9%
                        -----------------------------------------------------------------------------------------------------------

   Total REO                 15            $ 169,087      $ 40,222        $   128,865      $  83,928         $   44,937      100.0%
                        ============================================================================================================

During the three months ended December 31, 1999, REO decreased $3.8 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended December 31, 1999, the Bank received revenues of $3.9 million from dispositions of 73 residential lots or units in the Communities ($2.6 million), approximately 5.0 acres of commercial land in two of the Communities ($0.9 million) and various single-family residential properties ($0.4 million).

Delinquent Loans. At December 31, 1999, delinquent loans totaled $76.7 million, or 1.1% of loans, compared to $53.7 million, or 0.8% of loans, at September 30, 1999. The following table sets forth information regarding the Bank's delinquent loans at December 31, 1999.

                                                          Principal Balance
                                                        (Dollars in Thousands)
                         -------------------------------------------------------------------------------------
                                                     Subprime             Other Consumer                             Total as a
                            Real Estate             Automobile                Loans                                  Percentage
                               Loans                   Loans                                       Total            of Loans (1)
                         ------------------     --------------------     -----------------    ----------------     ----------------
Loans delinquent for:
30-59 days                       $   6,882               $   47,386             $   7,355            $ 61,623           0.9%
60-89 days                           1,572                   11,025                 2,522              15,119           0.2%
                         ------------------     --------------------     -----------------    ----------------     ----------------
  Total                          $   8,454               $   58,411             $   9,877            $ 76,742           1.1%
                         ==================     ====================     =================    ================     ================

(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $8.4 million at December 31, 1999, from $7.5 million at September 30, 1999, as a result of growth in the mortgage loan portfolio.

Total delinquent subprime automobile loans increased to $58.4 million at December 31, 1999, from $41.0 million at September 30, 1999, primarily as a result of growth in the subprime automobile portfolio coupled with seasonal increase in delinquency rates at year end.

Other consumer loans delinquent 30-89 days increased to $9.9 million at December 31, 1999 from $5.2 million at September 30, 1999, as a result of growth in the other consumer loan portfolio coupled with seasonal increase in delinquency rates at year end.

Troubled Debt Restructurings. At December 31, 1999 and September 30, 1999, loans accounted for as troubled debt restructurings totaled $11.7 million. The Bank had commitments to lend $0.1 million of additional funds on loans and leases that have been restructured.

Real Estate Held for Investment. At December 31, 1999 and September 30, 1999, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                               Three Months Ended                    Year Ended
                                                                                  December 31,                     September 30,
                                                                       -----------------------------------
                                                                             1999                 1998                  1999
                                                                       ---------------      --------------     ---------------------

Balance at beginning of period                                         $       58,139       $      60,157      $             60,157
                                                                       ---------------      --------------     ---------------------

Provision for loan and lease losses                                            10,988               3,773                    22,880
                                                                       ---------------      --------------     ---------------------

Charge-offs:
  Single-family residential and home equity                                      (206)               (208)                     (617)
  Subprime automobile                                                          (9,377)             (2,970)                  (21,169)
  Other consumer                                                               (1,942)               (997)                   (4,988)
                                                                       ---------------      --------------     ---------------------
      Total charge-offs                                                       (11,525)             (4,175)                  (26,774)
                                                                       ---------------      --------------     ---------------------

Recoveries:
  Single-family residential and home equity                                        66                  29                        85
  Subprime automobile                                                             267                 155                       744
  Other consumer                                                                  204                 218                     1,047
                                                                       ---------------      --------------     ---------------------
      Total recoveries                                                            537                 402                     1,876
                                                                       ---------------      --------------     ---------------------

Charge-offs,  net of recoveries                                               (10,988)             (3,773)                  (24,898)
                                                                       ---------------      --------------     ---------------------

Balance at end of period                                               $       58,139       $      60,157      $             58,139
                                                                       ===============      ==============     =====================




Provision for loan losses to average loans and leases  (1) (2)                  0.66%               0.43%                     0.48%
Net loan charge-offs to average loans and leases (1) (2)                        0.66%               0.43%                     0.52%
Ending allowance for losses on loans and leases to total
  loans and leases (2) (3)                                                      0.82%               1.40%                     0.90%






(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                    December 31,                               September 30,
                                            ---------------------------------------------------------
                                                       1999                         1998                           1999
                                            ---------------------------- ----------------------------   ----------------------------
                                                           Percent of                   Percent of                     Percent of
                                                            Loans to                     Loans to                       Loans to
                                              Amount       Total Loans     Amount       Total Loans       Amount      Total Loans
                                            -----------   -------------- ------------  --------------   -----------  ---------------
Balance at end of period allocated to:


Single-family residential                   $    3,187           61.0 %  $     1,822          68.7 %    $    3,187           63.4 %

Home equity                                        947            3.5            676           5.0             947            3.7

Commercial real estate and multifamily           9,484            0.8         10,828           1.8          11,355            0.9

Real estate construction and ground              3,561            3.6          3,225           3.4           1,697            3.5

Commercial                                       4,630            6.2          3,623           5.6           4,623            6.1

Automobile                                       3,334           15.5          3,034           6.5           3,334           12.8

Subprime automobile                             28,782            7.5         26,010           5.9          28,782            7.4

Home improvement and related loans               3,523            1.5          3,403           2.3           3,523            1.7

Overdraft lines of credit and
    other consumer                                 691            0.4          1,674           0.8             691            0.5

Unallocated                                         --             --          5,862            --              --             --
                                            -----------                  ------------                   -----------

    Total                                   $   58,139                   $    60,157                    $   58,139
                                            ===========                  ============                   ===========

Real Estate Held for Investment or Sale
(Dollars in thousands)



Activity in Allowance for Losses

                                                               Three Months Ended                   Year Ended
                                                                  December 31,                     September 30,
                                                      --------------------------------------
                                                            1999                 1998                  1999
                                                      -----------------     ----------------      ----------------

Balance at beginning of period:
  Real estate held for investment                     $            202      $           202       $           202
  Real estate held for sale                                     84,405              153,564               153,564
                                                      -----------------     ----------------      ----------------
    Total                                                       84,607              153,766               153,766
                                                      -----------------     ----------------      ----------------


Charge-offs:

  Real estate held for sale:
  Residential ground                                               (64)                  --                (1,703)
  Communities                                                       --                   --               (67,456)
  Ground                                                          (413)                  --                    --
                                                      -----------------     ----------------      ----------------
  Total                                                           (477)                  --               (69,159)
                                                      -----------------     ----------------      ----------------

Balance at end of period:
  Real estate held for investment                                  202                  202                   202
  Real estate held for sale                                     83,928              153,564                84,405
                                                      -----------------     ----------------      ----------------
    Total                                             $         84,130      $       153,766       $        84,607
                                                      =================     ================      ================

Components of Allowance for Losses
                                                                  December 31,                     September 30,
                                                      --------------------------------------
                                                            1999                 1998                  1999
                                                      -----------------     ----------------      ----------------
Allowance for losses on real estate
  held for investment                                 $            202      $           202       $           202
                                                      -----------------     ----------------      ----------------

Allowance for losses on real estate held for sale:
  Residential ground                                             1,520                3,122                 1,520
  Commercial ground                                              5,800                5,800                 5,800
  Ground                                                        76,608              144,642                77,085
                                                      -----------------     ----------------      ----------------
    Total                                                       83,928              153,564                84,405
                                                      -----------------     ----------------      ----------------

     Total allowance for losses on real
       estate held for investment or sale             $         84,130      $       153,766       $        84,607
                                                      =================     ================      ================

At December 31, 1999 and September 30, 1999, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale were $142.3 million and $142.7 million, respectively. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased during the current quarter, the provision for loan losses approximated the amount of net charge-offs for the quarter, reflecting management's determination that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $101.1 million at December 31, 1999, which constituted 75.5% of total non-performing real estate assets, before valuation allowances. During the three months ended December 31, 1999, the Bank recorded net charge-offs of $0.6 million on these assets. The allowance for losses on real estate held for sale at December 31, 1999 is in addition to approximately $40.2 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 1999.

At both December 31, 1999 and September 30, 1999, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $36.3 million. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans were 297.9% and 2.2%, respectively, at December 31, 1999 compared to 440.5% and 2.5%, respectively, at September 30, 1999. The ratios for charge-offs on consumer loans to total outstanding consumer loans were 0.6% and 1.8% at December 31, 1999 and September 30, 1999, respectively.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1999, which reflects management's estimate of mortgage loan prepayments, amortization and provisions for loans with adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual and market experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                            More than       More than        More than
                                                            Six Months       One Year       Three Years
                                             Six Months      through         through         through       More than
                                              or Less        One Year       Three Years     Five Years     Five Years      Total
                                           -------------   ------------   -------------   -------------   ------------  ------------
As of December 31, 1999 Real estate loans:
 Adjustable-rate                           $    527,880    $   228,965    $    633,521    $    473,867    $   365,773   $ 2,230,006
 Fixed-rate                                     127,742        111,064         379,909         301,903      1,246,192     2,166,810
 Home equity credit lines and second
  mortgages                                     119,519         24,485          70,087          39,947         67,000       321,038
Commercial                                      305,590         12,678          42,041          30,741         42,135       433,185
Consumer and other                              369,781        298,047         755,440         292,134         25,015     1,740,417
Loans held for sale                             196,059             --              --              --             --       196,059
Loans held for securitization and sale               --             --              --              --             --            --
Mortgage-backed securities                      275,516        264,564         383,378         118,600        201,654     1,243,712
Trading securities                                5,925             --              --              --             --         5,925
Other investments                               548,581             --          45,456              --             --       594,037
                                           -------------   ------------   -------------   -------------   ------------  ------------

 Total interest-earning assets                2,476,593        939,803       2,309,832       1,257,192      1,947,769     8,931,189
Total non-interest earning assets                    --             --              --              --        864,749       864,749
                                           -------------   ------------   -------------   -------------   ------------  ------------

 Total assets                              $  2,476,593    $   939,803    $  2,309,832    $  1,257,192    $ 2,812,518   $ 9,795,938
                                           =============   ============   =============   =============   ============  ============

Deposits:
 Fixed maturity deposits                   $  1,193,262    $ 1,063,654    $    174,099    $     39,933    $        --   $ 2,470,948
 NOW, statement and passbook accounts         1,718,232         42,314         140,932          95,922        204,421     2,201,821
 Money market deposit accounts                1,094,383             --              --              --             --     1,094,383
Borrowings:
 Capital notes - subordinated                        --             --              --              --        250,000       250,000
 Other                                          895,753         43,972         820,983         760,859         80,083     2,601,650
                                           -------------   ------------   -------------   -------------   ------------  ------------
 Total interest-bearing liabilities           4,901,630      1,149,940       1,136,014         896,714        534,504     8,618,802
Total non-interest bearing liabilities               --             --              --              --        721,810       721,810
Stockholders' equity                                 --             --              --              --        455,326       455,326
                                           -------------   ------------   -------------   -------------   ------------  ------------
 Total liabilities & stockholders' equity  $  4,901,630    $ 1,149,940    $  1,136,014    $    896,714    $ 1,711,640   $ 9,795,938
                                           =============   ============   =============   =============   ============  ============

Gap                                        $ (2,425,037)   $  (210,137)   $  1,173,818    $    360,478    $ 1,413,265
Cumulative gap                             $ (2,425,037)   $(2,635,174)   $ (1,461,356)   $ (1,100,878)   $   312,387
Adjusted cumulative gap as a percentage
 of total assets                                  (24.8)%        (26.9)%         (14.9)%         (11.2)%          3.2 %

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 26.9% at December 31, 1999 compared to a negative 30.6% at September 30, 1999. The improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable rate mortgage loans with repricing terms of less than one-year coupled with an increase of fixed rate mortgages and home improvement loans held for sale. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At December 31, 1999, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31, 1999 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                     Minimum                      Excess
                                                         Actual                Capital Requirement               Capital
                                              ---------------------------   -------------------------  ---------------------------
                                                                As a %                      As a %                       As a %
                                                  Amount       of Assets        Amount     of Assets       Amount      of Assets
                                              -------------    ----------   -------------  ----------  -------------   -----------
Stockholders' equity per financial statements $    480,730
  Minority interest in REIT Subsidiary (1)         144,000
  Net unrealized holding gains (2)                      (6)
                                              -------------
                                                   624,724

Adjustments for tangible and core capital:
  Intangible assets                                (55,323)
  Non-allowable minority interest in
    REIT Subsidiary (1)                             (4,021)
  Non-includable subsidiaries  (3)                  (5,465)

                                              -------------
     Total tangible capital                        559,915         5.74%    $    146,413       1.50%   $    413,502         4.24%
                                              -------------    ==========   =============  ==========  =============   ===========

     Total core capital (4)                        559,915         5.74%    $    390,435       4.00%   $    169,480         1.74%
                                              -------------    ==========   =============  ==========  =============   ===========

     Tier 1 risk-based capital (4)                 559,915         8.09%    $    276,985       4.00%   $    282,930         4.09%
                                              -------------    ==========   =============  ==========  =============   ===========

Adjustments for total risk-based capital:
  Subordinated capital debentures                  250,000
  Allowance for general loan losses                 51,018
                                              -------------
     Total supplementary capital                   301,018
                                              -------------
     Total available capital                       860,933
  Equity investments (3)                            (5,570)
                                              -------------
     Total risk-based capital (4)             $    855,363        12.48%    $    553,970       8.00%   $    301,393         4.48%
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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at December 31, 1999, after valuation allowances of $83.9 million, by the fiscal year in which the property was acquired through foreclosure.

               Fiscal Year              (In thousands)
               ------------             --------------
               1990 (1) (2)             $      12,477
               1991 (2)                        25,691
               1992 (2)                           151
               1993                                -
               1994                                -
               1995                             6,243
               1996                                -
               1997                                -
               1998                               145
               1999                               128
               2000                               102
                                        --------------
               Total REO                $      44,937
                                        ==============
-----------------------
(1) Includes REO with an aggregate net book value of $5.6 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $32.8 million, for which the Bank received an extension of the holding periods through May 14, 2000.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 1999 and 1998, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from Chevy Chase Bank, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends and tax sharing payments from the bank.

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

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the balance of fiscal 2000 and subsequent years, will depend in significant part on its receipt of dividends from the bank and tax sharing payments from the bank pursuant to the tax sharing agreement among the Trust, the bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the bank's operating performance and income, regulatory restrictions on such payments, and in the case of tax sharing payments, the continued consolidation of the bank and the bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. In the first quarter of fiscal 2000, the Bank made no tax sharing payments, but did make a dividend payment of $3.2 million to the Real Estate Trust.

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

Through December 31, 1999, the Trust has purchased either in the open market or through dividend reinvestment 2,385,000 shares of common stock of Saul Centers (representing 17.9% of such company's outstanding common stock). As of December 31, 1999, the market value of these shares was approximately $33.5 million. All shares have been pledged as collateral with the Real Estate Trust's credit line banks.

In fiscal 1994, the Real Estate Trust refinanced a significant portion of its outstanding secured indebtedness with the proceeds of the issuance of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes due 2002 (the "1994 Notes"). In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes"). After providing for the retirement of the 1994 Notes, including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares or 80% of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 1999, the Real Estate Trust had outstanding borrowings of $12.7 million and unrestricted availability of $15.3 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2001. Interest is computed by reference to the floating rate index. At December 31, 1999, the Real Estate Trust had outstanding borrowings of $12.0 million and unrestricted availability of $2.8 million.

The maturity schedule for the Real Estate Trust's outstanding debt at December 31, 1999 for the balance of fiscal 2000 and subsequent years is set forth in the following table:

                       Debt Maturity Schedule
                           (In thousands)


                              Notes        Notes
 Fiscal Year     Mortgage    Payable-     Payable-      Total
                  Notes      Secured     Unsecured
------------- ------------ ------------- ----------- -------------
     2000 (1)     $ 12,631     $    --        $6,493     $ 19,124
     2001           33,245       12,000        6,046       51,291
     2002           19,663       12,700        7,798       40,161
     2003           18,091           --        9,953       28,044
     2004            7,496           --        9,411       16,907
  Thereafter       160,704      200,000        6,247      366,951
------------------------------------------------------------------
    Total         $251,830     $224,700      $45,948     $522,478
==================================================================

(1)  January 1, 2000 - September 30, 2000

Of the $251.8 million of mortgage debt outstanding at December 31, 1999, $195.3 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 1999, the Real Estate Trust received a cash distribution of $1.6 million from Saul Holdings Partnership. During the period April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. The majority of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

Development and Capital Expenditures. During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

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

The costs for the four hotels aggregated $33 million and were largely funded by the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 79,210 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. This project, known as Dulles North Building Two, is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost was $7.3 million with bank financing of $6.5 million for a five-year term and a two-year extension option. The project is 100% leased and became operational on October 1, 1999.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia near Reagan National Airport. The 308-room Crystal City Holiday Inn has been converted into a Holiday Inn Crowne Plaza, while the 279-room Howard Johnson has been converted into a Holiday Inn. Both hotels began operations under their new designation during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations were largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, has also been renovated. The incremental costs for the two conversions have been funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

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

On December 13, 1999, the Real Estate Trust purchased Tysons Park Place, an office building owned by Chevy Chase Bank. The building is located in Tysons Corner, McLean, Virginia and contains approximately 250,000 square feet of leasable area, which was 99% leased as of December 31, 1999. The Bank occupies approximately 45% of the building. The Real Estate Trust purchased the property and an adjacent land parcel suitable for further development for $37.0 million. The transaction was financed with the proceeds of a $32.0 million mortgage loan, which has a 20-year term and a fixed interest rate of 8.21%.

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in the Cascades Town Center in Sterling, Virginia for the purpose of constructing a 152 room Hampton Inn. The purchase price was $1,060,000 and the seller was Chevy Chase Bank. Development costs for the hotel are projected to be $12.6 million. The hotel will be financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in range the of $8.0 to $10.0 million per year for the next several fiscal years.

Year 2000 Statement - Pursuant to The Year 2000 Information and Readiness Disclosure Act.

The Real Estate Trust reviewed all its financial and accounting systems for the purpose of assessing the impact of year 2000 on both internally developed and externally provided systems. The Real Estate Trust currently uses an IBM AS/400, which has been certified by the manufacturer to be year 2000 compliant. All software purchased over the past five years has been certified by the various manufacturers to be Year 2000 compliant. All internally developed software has been modified to make it Year 2000 compliant. Property management systems for shopping centers, office buildings, hotels, and construction and development have been certified as Year 2000 compliant by applicable vendors. The Real Estate Trust has no information which would suggest that its financial systems will not continue to function effectively.

Using the Building Owners and Manager Association's guidelines to identify building systems and critical services that might be vulnerable to the Year 2000 software problem, the Real Estate Trust contacted the manufacturer, supplier, or vendor supporting the system and requested information regarding Year 2000 compliance. The majority of the replies indicated that the systems or services are Year 2000 compliant. The Real Estate Trust has no information which would suggest that any system will not continue to function effectively. Except with regard to internally developed software, all information regarding Year 2000 compliance is based on a republication (as defined in The Year 2000 Information and Readiness Disclosure Act) of Year 2000 statements of disclosures made by others.

The Trust's relatively smooth transition into the Year 2000 indicates that remediation efforts were largely successful. The Trust has nonetheless planned for the possibility that Year 2000 failures may yet be discovered. The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure, but there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenants's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust has evaluated these areas and developed contingency plans as appropriate. The Real Estate estimates that its incremental costs to meet year 2000 compliance was less than $250,000.

BANKING

Liquidity. The required liquidity level under OTS regulations at December 31, 1999 was 4.0%. The Bank's average liquidity ratio for the quarter ended December 31, 1999 was 14.7%, compared to 10.5% for the quarter ended September 30, 1999.

The Bank did not securitize and sell any loan receivables during the current quarter. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $60.7 million and $11.1 million, respectively, at December 31, 1999, and $67.0 million and $12.3 million, respectively, at September 30, 1999, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $5.9 million and $7.0 million at December 31, 1999 and September 30, 1999, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At December 31, 1999, recourse to the Bank under these arrangements was $14.4 million, consisting of restricted cash accounts of $8.0 million and overcollateralization of receivables of $6.4 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At December 31, 1999 and September 30, 1999 recourse to the Bank under this arrangement totaled $1.4 million and $0.8 million, respectively.

There were no material commitments for capital expenditures at December 31, 1999. During fiscal 1999, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank is developing an office building to use as its new corporate headquarters. The project is expected to be completed July 2001.

The Bank's liquidity requirements in fiscal 2000 and for years subsequent to fiscal 2000 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

YEAR 2000 ISSUES

Many activities relating to the Bank's corporate-wide year 2000 program took place during the weeks before January 1, 2000, the date change weekend, and the weeks immediately thereafter. To manage these efforts, the Bank developed a coordinated management strategy to facilitate detection and resolution of Year 2000 disruptions, and to ensure efficient communications with the Bank's management, staff, customers, and third parties.

As a result of diligent monitoring, the Bank's internal systems were available earlier than predicted. As testing proceeded over the transition period, very few system problems were reported, and all of these problems were resolved with little or no impact to the Bank and its customers.

The relatively smooth transition into the Year 2000 indicates that remediation efforts were largely successful. The Bank has nonetheless planned for the possibility that Year 2000 failures may yet be discovered. Monitoring and reporting will continue throughout 2000 in compliance with FFIEC guidelines.

As part of the program, the Bank charged $0.4 million and $3.2 million, respectively to expense during the 1999 quarter and the fiscal year ended September 30, 1999, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
      THREE MONTHS ENDED DECEMBER 31, 1998

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $450,000 and an operating loss of $4.1 million in the three-month period ended December 31, 1999 (the "2000 quarter") compared to a loss before depreciation and amortization of $558,000 and an operating loss of $3.5 million in the three-month period ended December 31, 1998 (the "1999 quarter"). The changes reflect improved results in operations of hotels and office and industrial properties, and in the Real Estate Trust's equity in earnings of unconsolidated entities, partially reduced by higher interest expense and general and administrative expense.

Income after direct operating expenses from hotels increased $667,000 (10.3%) in the 2000 quarter over the level achieved in the 1999 quarter. Results from the twelve hotels owned throughout both quarters, declined by $61,000, while results from newly developed properties amounted to $728,000. The increase in total revenue of $2,659,000 (14.7%) exceeded the increase of $1,992,000 (17.2%) in direct operating expenses. For the twelve hotels owned throughout both periods, the increase in total revenue was $1,018,000 (5.6 %) and the increase in direct operating expenses was $1,079,000 (9.3%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates. The expense increase was largely attributable to higher employee benefits.

Income after direct operating expenses from office and industrial properties increased $959,000 (23.6%) in the 2000 quarter over the 1999 quarter. $311,000 of this increase reflected improved results from the seven office properties owned throughout both quarters, and $648,000 reflected results from two new properties. Gross income increased $1,082,000 (18.2%), while expenses increased $123,000 (6.6%). For the seven office properties owned throughout both periods, the increase in total revenue was $344,000 (5.8%) and the increase in direct operating expenses was $33,000 (1.8%). The improvement was due to additional space leased in the current period and higher turnover rents.

Interest expense increased $742,000 (7.3%) in the 2000 quarter because of higher average borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $479.5 million for the 2000 quarter from $442.4 million for the 1999 quarter. Average interest rates in the 2000 and 1999 quarters were 9.34% and, 9.48% respectively.

Capitalized interest increased $4,000 (1.8%) in the 2000 quarter due to the difference in the level of development activity in the current period.

Amortization of debt expense increased $58,000 (59.2%) in the 2000 quarter, primarily due to costs incurred in connection with obtaining additional mortgage loans.

Depreciation increased $578,000 (20.1%) in the 2000 quarter, largely as a result of new income-producing assets placed in service.

Advisory, management and leasing fees paid to related parties increased $217,000 (9.6%) in the 2000 quarter from their level in the 1999 quarter. The monthly advisory fees were $349,000 in the 2000 quarter, compared to $337,000 in the 1999 quarter, an increase aggregating $35,000 (3.5%). Management and leasing fees increased $182,000 (14.5%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense increased $1,608,000 (528.0%) in the 2000 quarter, primarily due to a $1.2 million payment to terminate the Howard Johnson franchise at one hotel and $390,000 in start-up expenses at three new hotels.

Equity in earnings of unconsolidated entities reflected earnings of $2,103,000 in the 2000 quarter as compared to earnings of $1,147,000 in the 1999 quarter, an increase of $956,000 (83.3%).

BANKING

Overview. The Bank recorded operating income of $16.8 million for the 2000 quarter compared to operating income of $7.3 million for the 1999 quarter. Contributing to the increased income were increases in single-family loan interest income which is partially offset by the decrease in interest income on mortgage-backed securities and increases in interest expense on deposits and borrowings, provision for loan and lease losses and operating expenses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $22.8 million (or 38.9%) in the 1999 quarter compared to the 1998 quarter. Included in interest income during the 1999 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.8 million for the 1999 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                         Three Months Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                                 1999                                      1998
                                               -----------------------------------------  -----------------------------------------
                                                   Average                     Yield/         Average                     Yield/
                                                  Balances       Interest       Rate         Balances       Interest       Rate
                                               --------------  ------------  -----------  --------------  ------------  -----------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                    $   6,646,181   $   139,504       8.40 %   $   3,477,289   $    75,943      8.74 %
  Mortgage-backed securities                       1,287,754        19,969       6.20         1,926,088        28,888      6.00
  Federal funds sold and securities
    purchased under agreements to resell             287,043         3,954       5.51            93,218         1,181      5.07
  Trading securities                                  19,293           383       7.94            30,207           569      7.53
  Investment securities                               45,091           642       5.70            43,998           615      5.59
  Other interest-earning assets                      282,149         4,299       6.09           254,390         3,506      5.51
                                               --------------  ------------               --------------  ------------
   Total                                           8,567,511       168,751       7.88         5,825,190       110,702      7.60
                                                               ------------  -----------                  ------------  -----------

 Noninterest-earning assets:
  Cash                                               285,968                                    231,488
  Real estate held for investment or sale             49,840                                     66,853
  Property and equipment,  net                       305,303                                    283,652
  Goodwill and other intangible assets, net           27,649                                     60,478
  Other assets                                       220,632                                    221,304
                                               --------------                             --------------
   Total assets                                $   9,456,903                              $   6,688,965
                                               ==============                             ==============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                             $   1,154,499         2,552       0.88     $   1,058,278         3,197      1.21
   Savings deposits                                  980,854         4,616       1.88         1,016,707         5,719      2.25
   Time deposits                                   2,244,699        29,195       5.20         1,512,870        19,399      5.13
   Money market deposits                           1,120,316         9,398       3.36         1,034,453         8,913      3.45
                                               --------------    ----------               --------------    ----------
   Total deposits                                  5,500,368        45,761       3.33         4,622,308        37,228      3.22
  Borrowings                                       2,803,934        41,613       5.94           948,856        14,874      6.27
                                               --------------  ------------               --------------  ------------
   Total liabilities                               8,304,302        87,374       4.21         5,571,164        52,102      3.74
                                                               ------------  -----------                  ------------  -----------
 Noninterest-bearing items:
  Noninterest-bearing deposits                       467,901                                    435,667
  Other liabilities                                   92,556                                     70,826
  Minority interest                                  144,000                                    144,000
  Stockholders' equity                               448,144                                    437,308
                                               --------------                             --------------
   Total liabilities and stockholders' equity  $   9,456,903                              $   6,658,965
                                               ==============                             ==============

Net interest income                                            $    81,377                                $    58,600
                                                               ============                               ============
Net interest spread (2)                                                          3.67 %                                    3.86 %
                                                                             ===========                                ===========
Net yield on interest-earning assets (3)                                         3.80 %                                    4.02 %
                                                                             ===========                                ===========
Interest-earning assets to interest-bearing
  liabilities                                                                  103.17 %                                  104.56 %
                                                                             ===========                                ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                 Three Months Ended December 31, 1999
                                                                             Compared to
                                                                 Three Months Ended December 31, 1998
                                                                         Increase (Decrease)
                                                                         Due to Change in (1)
                                                        -------------------------------------------------------
                                                                                                     Total
                                                             Volume              Rate               Change
                                                        ---------------    ----------------    ----------------

Interest income:
  Loans (2)                                             $       83,636     $       (20,075)    $        63,561
  Mortgage-backed securities                                   (15,104)              6,185              (8,919)
  Federal funds sold and securities
    purchased under agreements  to resell                        2,662                 111               2,773
  Trading securities                                              (377)                191                (186)
  Investment securities                                             15                  12                  27
  Other interest-earning assets                                    404                 389                 793
                                                        ---------------    ----------------    ----------------
      Total interest income                                     71,236             (13,187)             58,049
                                                        ---------------    ----------------    ----------------


Interest expense:
  Deposit accounts                                               7,232               1,301               8,533
  Borrowings                                                    32,136              (5,397)             26,739
                                                        ---------------    ----------------    ----------------
      Total interest expense                                    39,368              (4,096)             35,272
                                                        ---------------    ----------------    ----------------



Increase in net interest income                         $       31,868     $        (9,091)    $        22,777
                                                        ===============    ================    ================






---------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2) Includes loans held for sale and/or securitization.

Interest income in the 1999 quarter increased $58.0 million (or 52.4%) from the level in the 1998 quarter as a result of higher average balances of loans and leases receivable, which was offset by lower average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.80% in the 1999 quarter from 4.02% in the 1998 quarter. The decrease in the net interest spread primarily reflected the decline in the yield on loans resulting from lower yields in consumer loans. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest bearing liabilities decreased to 103.17% for the 1999 quarter compared to 104.56% for the 1998 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $63.6 million from the 1998 quarter primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $1.8 billion (or 73.5%), resulted in a $30.7 million (or 71.1%) increase in interest income from such loans. Slightly lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.0 billion, $215.7 million and $123.7 million, respectively, and contributed to a $24.9 million, $3.9 million and $2.5 million increase in interest income from such loans, respectively. Lower average yields on those loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 1999 quarter decreased 34 basis points (from 8.74% to 8.40%) from the average yield in the 1998 quarter. Contributing to the lower net yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 34.6% during the 1999 quarter from 60.4% during the 1998 quarter. Also contributing to the decreased average yield on the loan portfolio were decreases in the average yield on home improvement loans (from 10.32% to 9.24%) and commercial loans (from 8.13% to 7.63%). An increase in the average yield on home equity loans (from 6.99% to 8.18%) resulting from increases in the index on which the interest rates on such loans are based slightly offset the decreases in the average yield on the loan portfolio.

Interest income on mortgage-backed securities decreased $8.9 million (or 30.9%) primarily because of lower average balances. The effect of the $638 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 6.00% to 6.20%.

Interest expense on deposits increased $8.5 million (or 22.9%) during the 1999 quarter due to increased average rates and average balances. The 11 basis point increase in the average rate on deposits (from 3.22% to 3.33%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal year 1999, the Bank began using brokered deposits as an alternative funding source.

Interest expense on borrowings increased $26.7 million (or 179.8%) in the 1999 quarter over the 1998 quarter. Higher average balances on Federal Home Loan Bank advances of $1.5 billion or 401.25% and to a lesser extent the increase in the average rate on such borrowings (from 5.42% to 5.61%) resulted in an increase of $21.8 million in interest expense. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of $305.9 million and average yield (from 5.02% to 5.77%) in securities sold under repurchase agreements.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $11.0 million in the 1999 quarter from $3.8 million in the 1998 quarter. The $7.2 million increase was primarily due to increased charge-offs as a result of the aging of the Bank's loan portfolio following last year's growth. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $32.2 million in the 1999 quarter from $29.2 million in the 1998 quarter. The $3.0 million (or 10.1%) increase was primarily attributable to an increase in deposit servicing fees. Partially offsetting this increase was an increase in losses on sales of loans, net and a decrease in servicing and securitization income.

Servicing and securitization income decreased $0.7 million (or 10.6%) during the 1999 quarter primarily as a result of decreased securitization balances. The Bank has not securitized and sold any loan receivables since fiscal year 1998.

Deposit servicing fees increased $5.0 million (or 31.5%) during the 1999 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 1999 quarter increased $9.1 million (or 11.8%) from the level in the 1998 quarter. Salaries and employee benefits increased $6.1 million (or 15.0%) as a result of additions of staff to the Bank's consumer lending department and branch operations. Also contributing to increased operating expenses for the 1999 quarter was an increase in other operating expenses of $3.6 million (or 39.0%). The 1998 quarter included a reduction to other operating expenses related to services the Bank provided to First USA following the sale of the credit card portfolio on September 30, 1998. Partially offsetting the increase in operating expenses was a decrease in loan expenses as a result of a $3.5 million recovery of prior valuation adjustments recorded against the Bank's mortgage servicing assets.

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



Date: February 11, 2000         Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: February 11, 2000         Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer