Form 10-Q
period 2000-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2000-05-15
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 8, 2000, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)         Consolidated Balance Sheets at March 31, 2000 and
                     September 30, 1999

         (b) Consolidated Statements of Operations for the three-month and six-month periods ended March 31, 2000 and 1999

         (c) Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit for the three-month and six-month periods ended March 31, 2000 and 1999

         (d) Consolidated Statements of Cash Flows for the six-month periods ended March 31, 2000 and 1999

         (e)         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)         Financial Condition
                          Real Estate
                          Banking

         (b)         Liquidity and Capital Resources
                          Real Estate
                          Banking

         (c)         Results of Operations
                          Three months ended March 31, 2000 compared to three months ended March 31, 1999

                          Six months ended March 31, 2000 compared to six months ended March 31, 1999

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                        March 31      September 30
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                               $  208,517       $  197,075
    Office and industrial                                                                                  146,166          111,183
    Other                                                                                                    3,974            3,923
                                                                                                    ---------------  ---------------
                                                                                                           358,657          312,181
    Accumulated depreciation                                                                              (119,105)        (104,774)
                                                                                                    ---------------  ---------------
                                                                                                           239,552          207,407
Land parcels                                                                                                41,719           39,448
Construction in progress                                                                                    21,467           20,498
Cash and cash equivalents                                                                                   17,578           17,857
Other assets                                                                                                92,135           79,861
                                                                                                    ---------------  ---------------
                    Total real estate assets                                                               412,451          365,071
------------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                    276,840          396,146
Federal funds sold and securities purchased under agreements to resell                                      80,000          194,000
Loans held for sale                                                                                        116,207          116,797
Loans held for securitization and sale                                                                     275,000               --
Investment securities (market value $45,099 and $44,434, respectively)                                      45,469           44,400
Trading securities                                                                                           5,004            6,955
Mortgage-backed securities (market value $1,155,695 and $1,285,442, respectively)                        1,186,041        1,311,370
Loans and leases receivable (net of allowance for losses of $58,139 for both periods)                    7,359,029        6,312,073
Federal Home Loan Bank stock                                                                                93,317           87,183
Real estate held for investment or sale (net of allowance for losses of $83,551
  and $84,607, respectively)                                                                                45,654           52,369
Property and equipment, net                                                                                313,673          304,533
Goodwill and other intangible assets, net                                                                   26,515           27,902
Interest only strips, net                                                                                    7,719            7,626
Other assets                                                                                               303,256          285,415
                                                                                                    ---------------  ---------------
                    Total banking assets                                                                10,133,724        9,146,769
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 10,546,175      $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                  $  257,543       $  213,447
Notes payable - secured                                                                                    236,200          216,000
Notes payable - unsecured                                                                                   45,832           46,122
Deferred gains - real estate                                                                               112,834          112,834
Accrued dividends payable - preferred shares of beneficial interest                                         28,176           32,967
Other liabilities and accrued expenses                                                                      44,143           42,268
                                                                                                    ---------------  ---------------
                    Total real estate liabilities                                                          724,728          663,638
------------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         6,543,592        5,763,486
Borrowings                                                                                                 636,123          631,144
Federal Home Loan Bank advances                                                                          1,894,956        1,743,188
Other liabilities                                                                                          210,388          174,466
Capital notes -- subordinated                                                                              250,000          250,000
                                                                                                    ---------------  ---------------
                    Total banking liabilities                                                            9,535,059        8,562,284
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        76,073           73,236
Minority interest -- other                                                                                 218,307          218,307
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       10,554,167        9,517,465
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' DEFICIT
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516              516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642            6,642
Paid-in surplus                                                                                             92,943           92,943
Deficit                                                                                                    (66,242)         (63,884)
Net unrealized holding loss                                                                                     (3)               6
                                                                                                    ---------------  ---------------
                                                                                                            33,856           36,223
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)         (41,848)
                                                                                                    ---------------  ---------------
TOTAL SHAREHOLDERS' DEFICIT                                                                                 (7,992)          (5,625)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                           $ 10,546,175      $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                     For the Three Months                For the Six Months
                                                                         Ended March 31                    Ended March 31
                                                              ---------------------------------------------------------------------
(In thousands, except per share amounts)                             2000              1999             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                              $     22,594      $   17,713       $   43,315       $   35,775
Office and industrial properties                                           8,717           5,989           15,740           11,930
Other                                                                        936             820            1,626            1,507
                                                              ------------------- ---------------  ---------------  ---------------
Total income                                                              32,247          24,522           60,681           49,212
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                14,101          11,821           27,691           23,419
    Office and industrial properties                                       2,426           1,922            4,419            3,792
    Land parcels and other                                                   331            (141)             634              247
Interest expense                                                          11,615           9,927           22,551           20,121
Capitalized interest                                                        (242)           (154)            (467)            (375)
Amortization of debt expense                                                 162              66              318              164
Depreciation                                                               4,044           2,905            7,498            5,781
Advisory, management and leasing fees - related parties                    2,717           2,245            5,194            4,505
General and administrative                                                   854             182            2,767              487
                                                              ------------------- ---------------  ---------------  ---------------
Total expenses                                                            36,008          28,773           70,605           58,141
-----------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                              1,875           1,626            3,978            2,773
Loss on sale of property                                                      --              --               --               (1)
-----------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                          $     (1,886)     $   (2,625)      $   (5,946)      $   (6,157)
-----------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                    $    152,454      $   94,633       $  291,958       $  170,576
Mortgage-backed securities                                                18,877          24,791           38,846           53,679
Trading securities                                                           354           1,033              737            1,602
Investment securities                                                        655             614            1,297            1,229
Other                                                                      5,948           2,903           14,201            7,590
                                                              ------------------- ---------------  ---------------  ---------------
Total interest income                                                    178,288         123,974          347,039          234,676
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                          51,276          34,891           97,037           72,119
Borrowings                                                                40,890          22,706           82,503           37,580
                                                              ------------------- ---------------  ---------------  ---------------
Total interest expense                                                    92,166          57,597          179,540          109,699
                                                              ------------------- ---------------  ---------------  ---------------
Net interest income                                                       86,122          66,377          167,499          124,977
Provision for loan and lease losses                                      (12,774)         (6,616)         (23,762)         (10,389)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                       73,348          59,761          143,737          114,588
-----------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                        7,629           7,070           13,452           13,582
Deposit servicing fees                                                    19,503          15,815           40,397           31,710
Gain on sales of trading securities, net                                      80           2,663              358            3,328
Gain (loss) on real estate held for investment or sale, net               (1,370)         32,422           (1,486)          32,373
Gain (loss) on sales of loans, net                                          (405)          3,751           (1,317)           3,995
Other                                                                      5,103           6,224           11,306           12,177
                                                              ------------------- ---------------  ---------------  ---------------
Total other income                                                        30,540          67,945           62,710           97,165
-----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================
                                                                     For the Three Months                For the Six Months
                                                                         Ended March 31                    Ended March 31
                                                              ---------------------------------------------------------------------
(In thousands, except per share amounts)                             2000              1999             2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                      $     49,094      $   42,422       $   95,996       $   83,218
Loan                                                                       1,755           3,021            2,829            6,352
Property and equipment                                                     8,373           6,409           15,308           12,632
Marketing                                                                  2,826           2,937            5,009            5,871
Data processing                                                            6,437           4,052           12,528            8,377
Depreciation and amortization                                              7,983           8,263           15,979           16,307
Deposit insurance premiums                                                   301           1,096            1,474            2,166
Amortization of goodwill and other intangible assets                         670             769            1,386            1,620
Other                                                                     13,097           9,066           25,828           18,222
                                                              ------------------- ---------------  ---------------  ---------------
Total operating expenses                                                  90,536          78,035          176,337          154,765
-----------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                            $     13,352      $   49,671       $   30,110       $   56,988
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                    $     11,466      $   47,046       $   24,164       $   50,831
Income tax provision                                                       3,102          15,946            6,719           15,952
                                                              ------------------- ---------------  ---------------  ---------------
Income before minority interest                                            8,364          31,100           17,445           34,879
Minority interest held by affiliates                                        (669)         (5,239)          (1,742)          (5,194)
Minority interest -- other                                                (6,327)         (6,327)         (12,656)         (12,656)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                            $      1,368      $   19,534       $    3,047       $   17,029
-----------------------------------------------------------------------------------------------------------------------------------






NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                     $        14      $   18,180        $     339       $   14,321

NET INCOME PER COMMON SHARE
Income before minority interest                                     $       1.45       $    6.17        $    3.05        $    6.67
Minority interest held by affiliates                                       (0.14)          (1.09)           (0.36)           (1.08)
Minority interest -- other                                                 (1.31)          (1.31)           (2.62)           (2.62)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                           $       --       $    3.77        $    0.07        $    2.97
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

                                                                      For the Three Months                For the Six Months
                                                                          Ended March 31                    Ended March 31
                                                               ---------------------------------------------------------------------
(Dollars in thousands)                                                2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                           $      1,368      $   19,534       $    3,047       $   17,029
Other comprehensive income:
    Net unrealized holding gains (losses)                                      (6)              7               (9)             (28)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                           $      1,362      $   19,541       $    3,038       $   17,001
------------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' DEFICIT

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                          $       516       $     516        $     516        $     516
                                                               ------------------- ---------------  ---------------  ---------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                              6,642           6,642            6,642            6,642
                                                               ------------------- ---------------  ---------------  ---------------

PAID-IN SURPLUS
Beginning and end of period                                                92,943          92,943           92,943           92,943
                                                               ------------------- ---------------  ---------------  ---------------

DEFICIT
Beginning of period                                                       (66,256)        (85,795)         (63,884)         (81,936)
Net income                                                                  1,368          19,534            3,047           17,029
Minority interest in capital contribution                                      --              --           (2,697)              --
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                              (1,354)         (1,354)          (2,708)          (2,708)
                                                               ------------------- ---------------  ---------------  ---------------
End of period                                                             (66,242)        (67,615)         (66,242)         (67,615)
                                                               ------------------- ---------------  ---------------  ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                             3               9                6               44
Net unrealized holding gains (losses)                                          (6)              7               (9)             (28)
                                                               ------------------- ---------------  ---------------  ---------------
End of period                                                                  (3)             16               (3)              16
                                                               ------------------- ---------------  ---------------  ---------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                            (41,848)        (41,848)         (41,848)         (41,848)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                          $     (7,992)     $   (9,346)      $   (7,992)      $   (9,346)
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                          For the Six Months
                                                                                                            Ended March 31
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                                $   (3,919)      $   (3,745)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                             7,498            5,781
    Decrease in accounts receivable and accrued income                                                         707              588
    Increase in deferred tax asset                                                                          (2,112)          (2,504)
    Increase in accounts payable and accrued expenses                                                           25            1,517
    Decrease in tax sharing receivable                                                                          --            6,610
    Amortization of debt expense                                                                               793              643
    Equity in earnings of unconsolidated entities                                                           (3,978)          (2,773)
    Other                                                                                                    7,718           20,412
                                                                                                    ---------------  ---------------
                                                                                                             6,732           26,529
                                                                                                    ---------------  ---------------
Banking
Net income                                                                                                   6,966           20,774
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                              (2,199)           4,370
    Depreciation and amortization                                                                           15,979           16,307
    Provision for loan and leases losses                                                                    10,988           10,389
    Capitalized interest on real estate under development                                                   (1,815)          (1,642)
    Proceeds from sales of trading securities                                                              180,142          401,681
    Net fundings of loans held for sale and/or securitization                                             (423,386)        (520,011)
    Proceeds from sales of loans held for sale and/or securitization                                       237,733           22,993
    Gain on sales of real estate held for sale                                                                (959)         (31,267)
    Gain on sales of trading securities, net                                                                  (358)          (3,328)
    (Increase) decrease in interest-only strips                                                                (93)           3,104
    (Increase) decrease in servicing assets                                                                (34,316)           1,679
    Decrease in goodwill and other intangible assets                                                         1,393            1,665
    (Increase) decrease in other assets                                                                      7,722          (70,572)
    Increase in other liabilities                                                                           30,180            7,745
    Minority interest held by affiliates                                                                     1,742            5,194
    Minority interest - other                                                                                4,875            4,875
    Decrease in tax sharing payable                                                                             --           (6,610)
    Other                                                                                                   38,717           (7,401)
                                                                                                    ---------------  ---------------
                                                                                                            73,311         (140,055)
                                                                                                    ---------------  ---------------
Net cash provided by (used in) operating activities                                                         80,043         (113,526)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                          (24,867)         (21,986)
Property sales                                                                                                 832               --
Property acquisitions                                                                                      (18,441)              --
Equity investment in unconsolidated entities                                                                 3,263            1,500
Other                                                                                                         (154)               1
                                                                                                    ---------------  ---------------
                                                                                                           (39,367)         (20,485)
                                                                                                    ---------------  ---------------
Banking
Proceeds from maturities of investment securities                                                           34,000               --
Net proceeds from redemption of Federal Home Loan Bank stock                                                 6,575           19,043
Net proceeds from sales of loans                                                                            11,203               --
Net proceeds from sales of real estate                                                                       9,061           29,114
Net fundings of loans and leases receivable                                                               (461,656)        (654,952)
Principal collected on mortgage-backed securities                                                          124,386          424,086
Purchases of Federal Home Loan Bank stock                                                                  (12,709)         (20,187)
Purchases of investment securities                                                                         (35,061)            (394)
Purchases of loans receivable                                                                             (909,493)      (1,496,079)
Purchases of property and equipment                                                                        (25,495)         (22,953)
Disbursements for real estate held for investment or sale                                                      192           (5,456)
Other                                                                                                          356           (7,616)
                                                                                                    ---------------  ---------------
                                                                                                        (1,258,641)      (1,735,394)
                                                                                                    ---------------  ---------------
Net cash used in investing activities                                                                   (1,298,008)      (1,755,879)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                          For the Six Months
                                                                                                            Ended March 31
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                        $   48,258       $    9,838
Principal curtailments and repayments of mortgages                                                          (4,162)          (5,115)
Proceeds from secured note financing                                                                        20,200               --
Proceeds from sales of unsecured notes                                                                       4,764            1,833
Repayments of unsecured notes                                                                               (5,054)          (6,725)
Costs of obtaining financings                                                                               (1,848)            (505)
Dividends paid - preferred shares of beneficial interest                                                    (7,500)          (4,000)
                                                                                                    ---------------  ---------------
                                                                                                            54,658           (4,674)
                                                                                                    ---------------  ---------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    18,024,942       21,580,112
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (17,244,836)     (21,223,140)
Net increase (decrease) in securities sold under repurchase agreements                                     (37,130)          25,675
Advances from the Federal Home Loan Bank                                                                   947,471        1,578,325
Repayments of advances from the Federal Home Loan Bank                                                    (795,703)        (930,282)
Net increase (decrease) in other borrowings                                                                 42,109           (3,274)
Cash dividends paid on preferred stock                                                                      (4,875)          (4,875)
Cash dividends paid on common stock                                                                         (8,000)         (26,000)
Other                                                                                                        5,744           13,474
                                                                                                    ---------------  ---------------
                                                                                                           929,722        1,010,015
                                                                                                    ---------------  ---------------
Net cash provided by financing activities                                                                  984,380        1,005,341
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                 (233,585)        (864,064)
Cash and cash equivalents at beginning of period                                                           608,003        1,230,406
                                                                                                    ---------------  ---------------
Cash and cash equivalents at end of period                                                              $  374,418       $  366,342
------------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                       $   17,578       $   15,320
    Banking
        Cash and other deposits                                                                            276,840          313,022
        Federal funds sold and securities purchased under agreements to resell                              80,000           38,000
                                                                                                    ---------------  ---------------
    Cash and cash equivalents at end of period                                                          $  374,418       $  366,342
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                               186,691       $  100,903
        Income taxes paid (refunded)                                                                       (66,810)          94,504
        Shares of Saul Centers, Inc. common stock                                                            1,835            1,652
        Limited partnership units of Saul Holdings Limited Partnership                                          --            2,980
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                               1,835            1,652
        Distributions from Saul Holdings Limited Partnership                                                 3,263            2,980

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   2,732            3,194
    Loans held for sale exchanged for trading securities                                                   179,649          397,064
    Loans receivable transferred to (from) loans held for sale and/or securitization                       275,000         (125,000)
    Loans made in connection with the sale of real estate                                                      569           29,260
    Loans receivable transferred to real estate acquired in settlement of loans                                412              889
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                                  --            1,792

------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30,1999. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. The accompanying consolidated financial statements include the accounts of B.F.Saul Real Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying consolidated financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany balances and transactions have been eliminated.

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                       March 31,           September 30,
                                         2000                  1999
                                   -----------------     -----------------
                                                (In thousands)

Single-family residential                $   97,195            $  112,434
Home improvement and related loans           19,012                 4,363
                                   -----------------     -----------------
Total                                    $  116,207            $  116,797
                                   =================     =================

LOANS HELD FOR SECURITIZATION AND SALE:

At March 31, 2000, loans held for securitization and sale totaled $275,000 and was composed of automobile loans. There were no loans held for securitization and sale at September 30, 1999.

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                March 31,   September 30,
                                                  2000          1999
                                             -------------  ------------
                                                   (In thousands)

Single-family residential                     $  4,453,348   $ 3,986,212
Home equity                                        253,837       239,673
Real estate construction and ground                435,384       419,211
Commercial real estate and multifamily              55,002        60,607
Commercial                                         751,447       579,668
Automobile                                         894,300       717,712
Subprime automobile                                578,121       480,533
Leasing                                            285,650       109,724
Home improvement and related loans                  89,075       102,483
Overdraft lines of credit and other consumer        30,759        31,646
                                             -------------  ------------
                                                 7,826,923     6,727,469
                                             -------------  ------------

Less:
Undisbursed portion of loans                       442,067       379,829
Unearned discounts and net deferred loan
 origination costs                                 (32,312)      (22,572)
Allowance for loan losses                           58,139        58,139
                                             -------------  ------------
                                                   467,894       415,396
                                             -------------  ------------
Total                                         $  7,359,029   $ 6,312,073
                                             =============  ============

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans or real estate owned ("REO") is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                                   March 31,  September 30,
                                                     2000        1999
                                                 ------------ ------------
                                                      (In thousands)

Real estate held for investment                   $    3,819   $    3,819
Real estate held for sale                            125,386      133,157
                                                 ------------ ------------

   Subtotal                                          129,205      136,976
                                                 ------------ ------------

Less:
 Allowance for losses on real estate
   held for investment                                   202          202
 Allowance for losses on real estate
   held for sale                                      83,349       84,405
                                                 ------------ ------------

  Subtotal                                            83,551       84,607
                                                 ------------ ------------


  Total real estate held for investment or sale   $   45,654   $   52,369
                                                 ============ ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At March 31,2000, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded net income of $3.0 million for the six-month period ended March 31,2000 compared to net income of $17.0 million for the six-month period ended March 31,1999.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at March 31,2000, which consisted primarily of hotels, office and industrial projects and land parcels, has increased from the number of properties at September 30, 1999. As of October 1, 1999, Dulles North Building Two became operational. This building contains 59,886 square feet of leasable area and is 100% leased. On October 25, 1999, the Real Estate Trust opened a newly constructed 95-unit TownePlace Suites by Marriott in Ft. Lauderdale, Florida. On December 13, 1999, the Real Estate Trust acquired an office building located in McLean, Virginia known as Tyson Park Place. The building contains 247,581 square feet of leasable area and is over 99% leased. The seller was Chevy Chase Bank. On March 1, 2000, Dulles North Building Five became operational. This building contains 80,391 square feet of leasable area and is 100% leased to a single tenant for a 10-year period.

The twelve hotel properties owned by the Real Estate Trust throughout the first six-month periods of fiscal 2000 and 1999 experienced average occupancy rates of 64.7% and 63.0%, respectively, and average room rates of $87.67 and $83.85 respectively. Six of these hotels registered improved occupancies and ten registered higher average room rates in the current period. Overall, the hotel portfolio experienced an average occupancy rate of 65.0% and an average room rate of $87.28 during the six-month period ended March 31,2000.

The Real Estate Trust's office and industrial portfolio was 96% leased at March 31,2000, compared to leasing rates of 92% and 98% at September 30, 1999 and at March 31, 1999, respectively. At March 31,2000, the office and industrial portfolio had a total gross leasable area of 1.7 million square feet, of which 91,000(5.4%) and 344,000(20.4%), are subject to leases whose terms expire in the balance of fiscal 2000 and in fiscal 2001, respectively.

BANKING:

Financial Condition

General. The Bank continued its pattern of growth during the current quarter with total assets increasing to $10.1 billion, an increase of $338 million from December 31, 1999. Total loans increased $721 million during the quarter, funded primarily with available cash and increases in brokered deposits. The Bank recorded operating income of $13.4 million during the quarter ended March 31, 2000, compared to operating income of $49.7 million in the prior corresponding quarter. The decrease in income for the quarter was attributable to a $37.4 million decrease in other (non-interest) income due to the inclusion in last year's results of a $31.6 million gain on the sale of an REO property and an increase in operating (non-interest) expense of $12.5 million. Partially offsetting the reduction of income were increases in net interest income of $19.7 million and deposit servicing fees of $3.7 million. See "Results of Operations."

At March 31, 2000, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.50%, 5.50%, 7.44% and 11.48%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter ended March 31, 2000, the Bank declared and paid out of the retained earnings of the Bank a cash dividend on its Common Stock in the amount of $400 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                March 31,           December 31,       September 30,
                                                                   2000                 1999                1999
                                                            -------------------    ----------------    ---------------
Non-performing assets:
  Non-accrual loans:
    Residential                                             $            4,904     $         5,132     $        4,756
    Residential construction                                                70                  --                 --
    Commercial                                                              43                  85                269
    Subprime automobile                                                  7,878               9,257              6,640
    Other consumer                                                       2,684               2,937              1,607
                                                            -------------------    ----------------    ---------------
      Total non-accrual loans (1)                                       15,579              17,411             13,272
                                                            -------------------    ----------------    ---------------

  Real estate owned                                                    125,386             128,865            133,157
  Allowance for losses on real estate owned                            (83,349)            (83,928)           (84,405)
                                                            -------------------    ----------------    ---------------
    Real estate owned, net                                              42,037              44,937             48,752
                                                            -------------------    ----------------    ---------------

Total non-performing assets                                 $           57,616     $        62,348     $       62,024
                                                            ===================    ================    ===============

Troubled debt restructurings                                $           11,714     $        11,714     $       11,714
                                                            ===================    ================    ===============


Allowance for losses on loans and leases                    $           58,139     $        58,139     $       58,139
Allowance for losses on real estate held for investment                    202                 202                202
Allowance for losses on real estate owned                               83,349              83,928             84,405
                                                            -------------------    ----------------    ---------------

  Total allowances for losses                               $          141,690     $       142,269     $      142,746
                                                            ===================    ================    ===============


Ratios:

  Non-performing assets, net to total assets (2)(3)                      0.00%               0.04%              0.04%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                              344.65%             334.88%            361.35%

  Allowance for losses on consumer loans and leases to
    non-accrual consumer loans (1)(4)                                  343.97%             297.93%            440.52%

  Allowance for losses on loans and leases
     to non-accrual loans (1)                                          373.19%             333.92%            438.06%

  Allowance for losses on loans and leases to total loans
     and leases receivable (5)                                           0.74%               0.82%              0.90%




(1) Before deduction of allowances for losses.
(2) Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
(3) Total allowances for losses on loans and leases and real estate held for investment or sale exceed non-performing assets at March 31, 2000.
(4) Includes subprime automobile loans.
(5) Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $57.6 million, after valuation allowances on REO of $83.3 million, at March 31, 2000, compared to $62.3 million, after valuation allowances on REO of $83.9 million, at December 31, 1999. In addition to the valuation allowances on REO, the Bank maintained $58.1 million of valuation allowances on its loan and lease portfolio at March 31, 2000. The $4.7 million decrease in non-performing assets for the current quarter was attributable to decreases in REO of $2.9 million and non-accrual loans of $1.8 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $15.6 million at March 31, 2000, as compared to $17.4 million at December 31, 1999. At March 31, 2000, non-accrual loans consisted of $5.0 million of non-accrual real estate loans and $10.6 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $5.1 million and non-accrual consumer and other loans of $12.3 million at December 31, 1999 The decrease in non-accrual consumer and other loans was primarily due to decreased delinquency rates following December's traditional seasonal highs.

REO. At March 31, 2000, the Bank's REO totaled $42.0 million, after valuation allowances on such assets of $83.3 million as set forth in the following table. The principal component of REO consists of four planned unit developments (the "Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.


                          Number                                    Balance Before                    Balance After      Percent
                             of          Gross         Charge-        Valuation      All Valuation      Valuation          of
                        Properties       Balance          Offs        Allowances       Allowances       Allowances         Total
                       ------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Communities                  4            $ 143,922      $ 32,509        $   111,413      $  76,140         $   35,273       83.9%

Residential ground           2                3,549             -              3,549          1,520              2,029        4.8%

Commercial ground            2               17,755         7,646             10,109          5,689              4,420       10.5%

Single-family
residential properties       3                  373            58                315              -                315        0.8%
                       -----------------------------------------------------------------------------------------------------------

   Total REO                11            $ 165,599      $ 40,213        $   125,386      $  83,349         $   42,037      100.0%
                       ============================================================================================================

During the three months ended March 31, 2000, REO decreased $2.9 million, which was primarily attributable to additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended March 31, 2000, the Bank received revenues of $4.3 million from dispositions of 71 residential lots or units in the Communities ($3.3 million), approximately 4.5 acres of commercial land in one of the Communities ($0.3 million) and various single-family residential properties ($0.7 million).

Delinquent Loans. At March 31, 2000, delinquent loans totaled $61.9 million, or 0.8% of loans, compared to $76.7 million, or 1.1% of loans, at December 31, 1999. The following table sets forth information regarding the Bank's delinquent loans at March 31, 2000.


                                                               Principal Balance
                                                             (Dollars in Thousands)
                               -------------------------------------------------------------------------------------
                                                           Subprime             Other Consumer                          Total as a
                                  Real Estate             Automobile                Loans                               Percentage
                                     Loans                   Loans                                       Total         of Loans (1)
                               ------------------     --------------------     -----------------    ----------------  --------------
Loans delinquent for:
30-59 days......                    $   4,402               $   38,597             $   8,134            $ 51,133              0.7%
60-89 days......                        1,692                    7,248                 1,815              10,755              0.1%
                               ------------------     --------------------     -----------------    ----------------  --------------
  Total............                 $   6,094               $   45,845             $   9,949            $ 61,888              0.8%
                               ==================     ====================     =================    ================  ==============
--------------------------
(1)        Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $6.1 million at March 31, 2000, from $8.4 million at December 31, 1999, as a result of declining delinquency rates from December's traditional seasonal highs.

Total delinquent subprime automobile loans decreased to $45.8 million at March 31, 2000, from $58.4 million at December 31, 1999, as a result of declining delinquency rates from December's traditional seasonal highs.

Other consumer loans delinquent 30-89 days remained at $9.9 million for both March 31, 2000 and December 31, 1999.

Troubled Debt Restructurings. At March 31, 2000 and December 31, 1999, loans accounted for as troubled debt restructurings totaled $11.7 million. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. At March 31, 2000 and December 31, 1999, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                           Six Months Ended                         Three Months
                                                                               March 31,                                Ended
                                                               ------------------------------------------             March 31,
                                                                     2000                     1999                      2000
                                                               -----------------        -----------------         ------------------
Balance at beginning of period                                 $         58,139         $         60,157          $          58,139
                                                               -----------------        -----------------         ------------------

Provision for loan and lease losses                                      23,762                   10,389                     12,774
                                                               -----------------        -----------------         ------------------

Charge-offs:
  Single-family residential and home equity                                (485)                    (316)                      (279)
  Subprime automobile                                                   (20,010)                  (8,113)                   (10,633)
  Other consumer                                                         (4,657)                  (4,463)                    (2,715)
                                                               -----------------        -----------------         ------------------
      Total charge-offs                                                 (25,152)                 (12,892)                   (13,627)
                                                               -----------------        -----------------         ------------------

Recoveries:
  Single-family residential and home equity                                  68                       33                          2
  Subprime automobile                                                       616                      335                        349
  Other consumer                                                            706                      392                        502
                                                               -----------------        -----------------         ------------------
      Total recoveries                                                    1,390                      760                        853
                                                               -----------------        -----------------         ------------------

Charge-offs,  net of recoveries                                         (23,762)                 (12,132)                   (12,774)
                                                               -----------------        -----------------         ------------------

Balance at end of period                                       $         58,139         $         58,414          $          58,139
                                                               =================        =================         ==================




Provision for loan losses to average loans and leases  (1) (2)            0.68%                    0.51%                      0.70%
Net loan charge-offs to average loans and leases (1) (2)                  0.68%                    0.60%                      0.70%
Ending allowance for losses on loans and leases to total
  loans and leases (2) (3)                                                0.74%                    1.16%                      0.74%





(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                    March 31,
                                             ---------------------------------------------------------         September 30,
                                                        2000                          1999                          1999
                                             ---------------------------   ---------------------------   ---------------------------
                                                            Percent of                    Percent of                    Percent of
                                                             Loans to                      Loans to                      Loans to
                                               Amount      Total Loans       Amount      Total Loans       Amount      Total Loans
                                             -----------   -------------   -----------   -------------   -----------   -------------
Balance at end of period allocated to:


Single-family residential                    $    3,578        58.5 %      $    1,769        68.2 %      $    3,578        63.4 %

Home equity                                         556         3.3               631         4.2               556         3.7

Commercial real estate and multifamily            9,189         0.7            10,830         1.5            11,355         0.9

Real estate construction and ground               3,820         3.3             3,222         4.0             1,697         3.5

Commercial                                        4,666         6.3             3,623         5.0             4,623         6.1

Automobile                                        3,334        18.7             3,035         7.8             3,334        12.8

Subprime automobile                              28,782         7.4            24,365         6.9            28,782         7.4

Home improvement and related loans                3,523         1.4             3,403         1.8             3,523         1.7

Overdraft lines of credit and
    other consumer                                  691         0.4             1,674         0.6               691         0.5

Unallocated                                          --          --             5,862          --                --          --
                                             -----------                   -----------                   -----------

    Total                                    $   58,139                    $   58,414                    $   58,139
                                             ===========                   ===========                   ===========

Real Estate Held for Investment or Sale
(Dollars in thousands)

Activity in Allowance for Losses

                                                                Six Months Ended               Three Months
                                                                   March 31,                      Ended
                                                        ---------------------------------       March 31,
                                                            2000                1999               2000
                                                        --------------      -------------      -------------
Balance at beginning of period:
  Real estate held for investment                       $         202       $        202       $        202
  Real estate held for sale                                    84,405            153,564             83,928
                                                        --------------      -------------      -------------
    Total                                                      84,607            153,766             84,130
                                                        --------------      -------------      -------------


Charge-offs:

  Real estate held for sale:
  Residential ground                                              (64)                --                 --
  Commercial ground                                              (111)                --               (111)
  Communities                                                    (881)           (66,760)              (468)
                                                          ------------        -----------        -----------
  Total                                                        (1,056)           (66,760)              (579)
                                                          ------------        -----------        -----------

Balance at end of period:
  Real estate held for investment                                 202                202                202
  Real estate held for sale                                    83,349             86,804             83,349
                                                        --------------      -------------      -------------
    Total                                               $      83,551       $     87,006       $     83,551
                                                        ==============      =============      =============






Components of Allowance for Losses
                                                           March 31,          December 31,     September 30,
                                                             2000                1999              1999
                                                        --------------      -------------      -------------

Allowance for losses on real estate
  held for investment                                   $         202       $        202       $        202
                                                        --------------      -------------      -------------

Allowance for losses on real estate held for sale:
  Residential ground                                            1,520              1,520              1,520
  Commercial ground                                             5,689              5,800              5,800
  Communities                                                  76,140             76,608             77,085
                                                        --------------      -------------      -------------
    Total                                                      83,349             83,928             84,405
                                                        --------------      -------------      -------------

     Total allowance for losses on real
       estate held for investment or sale               $      83,551       $     84,130       $     84,607
                                                        ==============      =============      =============

At March 31, 2000 and December 31, 1999, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale were $141.7 million, which remained virtually unchanged from the $142.3 million at December 31, 1999. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased during the six months ended March 31, 2000, the provision for loan and lease losses approximated the amount of net charge-offs for the period, reflecting management's determination that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $100.7 million at March 31, 2000, which constituted 77.2% of total non-performing real estate assets, before valuation allowances. During the three months ended March 31, 2000, the Bank recorded net charge-offs of $0.9 million on these assets. The allowance for losses on real estate held for sale at March 31, 2000 is in addition to approximately $40.2 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 2000.

The combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $36.3 million, unchanged from the amount at December 31, 1999. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans were 344.0% and 1.7%, respectively, at March 31, 2000 compared to 297.9% and 2.1%, respectively, at December 31, 1999.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 2000, which reflects management's estimate of mortgage loan prepayments, amortization and provisions for loans and leases with adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual and market experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)


                                                     More than       More than        More than
                                                     Six Months       One Year       Three Years
                                     Six Months       through         through          through        More than
                                      or Less         One Year      Three Years      Five Years      Five Years         Total
                                  --------------- --------------- --------------- ---------------- -------------- ----------------
As of March 31, 2000 Real estate
 loans:
 Adjustable-rate                  $      778,690  $      260,345  $      633,149  $       543,817  $     385,474  $     2,601,475
 Fixed-rate                              124,382         108,492         366,359          291,146      1,236,478        2,126,857
 Home equity credit lines and
  second mortgages                       130,036          23,893          68,338           38,872         68,642          329,781
Commercial                               346,528          15,937          51,106           35,222         40,092          488,885
Consumer and other                       455,130         360,468         743,333          289,136         22,103        1,870,170
Loans held for sale                      116,207              --              --               --             --          116,207
Loans held for securitization
  and sale                               275,000              --              --               --             --          275,000
Mortgage-backed securities               341,988         319,588         239,064           83,512        201,889        1,186,041
Trading securities                         5,004              --              --               --             --            5,004
Other investments                        254,880              --          45,469               --             --          300,349
                                  --------------- --------------- --------------- ---------------- -------------- ----------------

 Total interest-earning assets         2,827,845       1,088,723       2,146,818        1,281,705      1,954,678        9,299,769
Total non-interest earning assets             --              --              --               --        833,955          833,955
                                  --------------- --------------- --------------- ---------------- -------------- ----------------

 Total assets                     $    2,827,845  $    1,088,723  $    2,146,818  $     1,281,705  $   2,788,633  $    10,133,724
                                  =============== =============== =============== ================ ============== ================

Deposits:
 Fixed maturity deposits          $    1,450,207  $      952,177  $      246,395  $        50,771  $          --  $     2,699,550
 NOW, statement and passbook
  accounts                             1,730,109          43,347         144,372           98,263        209,410        2,225,501
 Money market deposit accounts         1,110,958              --              --               --             --        1,110,958
Borrowings:
 Capital notes - subordinated                 --              --              --               --        250,000          250,000
 Other                                   779,592          45,438         243,384        1,384,529         78,136        2,531,079
                                  --------------- --------------- --------------- ---------------- -------------- ----------------
 Total interest-bearing
  liabilities                          5,070,866       1,040,962         634,151        1,533,563        537,546        8,817,088
Total non-interest bearing
  liabilities                                 --              --              --               --        861,971          861,971
Stockholders' equity                          --              --              --               --        454,665          454,665
                                  --------------- --------------- --------------- ---------------- -------------- ----------------
 Total liabilities &
  stockholders' equity            $    5,070,866  $    1,040,962  $      634,151  $     1,533,563  $   1,854,182  $    10,133,724
                                  =============== =============== =============== ================ ============== ================

Gap                               $   (2,243,021) $       47,761  $    1,512,667  $      (251,858) $   1,417,132
Cumulative gap                    $   (2,243,021) $   (2,195,260) $     (682,593) $      (934,451) $     482,681
Adjusted cumulative gap as
 a percentage of total assets             (22.1)%         (21.7)%          (6.7)%           (9.2)%          4.8 %

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 21.7% at March 31, 2000 compared to a negative 26.8% at December 31, 1999. The improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable rate mortgage loans with repricing terms of less than one-year coupled with an increase of automobile loans held for securitization and sale.

Capital. At March 31, 2000, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31, 2000 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                        Minimum                     Excess
                                                               Actual              Capital Requirement              Capital
                                                     ------------------------   ------------------------  --------------------------
                                                                     As a %                     As a %                     As a %
                                                        Amount      of Assets       Amount     of Assets      Amount     of Assets
                                                     ------------   ---------   -------------  ---------  -------------  -----------
Stockholders' equity per financial statements        $   479,276
  Minority interest in REIT Subsidiary (1)               144,000
  Net unrealized holding gains (2)                             1
                                                     ------------
                                                         623,277

Adjustments for tangible and core capital:
  Intangible assets                                      (53,806)
  Non-allowable minority interest in
    REIT Subsidiary (1)                                   (5,300)
  Non-includable subsidiaries  (3)                        (4,001)
  Non-qualifying purchased/originated loan servicing      (5,371)
                                                     ------------
     Total tangible capital                              554,799       5.50%    $    151,433      1.50%   $    403,366        4.00%
                                                     ------------   =========   =============  =========  =============  ===========

     Total core capital (4)                              554,799       5.50%    $    403,821      4.00%   $    150,978        1.50%
                                                     ------------   =========   =============  =========  =============  ===========

     Tier 1 risk-based capital (4)                       554,799       7.44%    $    298,215      4.00%   $    256,584        3.44%
                                                     ------------   =========   =============  =========  =============  ===========

Adjustments for total risk-based capital:
  Subordinated capital debentures                        250,000
  Allowance for general loan losses                       51,018
                                                     ------------
     Total supplementary capital                         301,018
                                                     ------------
     Total available capital                             855,817
  Equity investments (3)                                  (4,552)
                                                     ------------
     Total risk-based capital (4)                    $   851,265      11.48%    $    596,429      8.00%   $    254,836        3.48%
                                                     ============   =========   =============  =========  =============  ===========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at March 31, 2000, after valuation allowances of $83.3 million, by the fiscal year in which the property was acquired through foreclosure.

               Fiscal Year                 (In thousands)
               ------------             --------------------
               1990 (1) (2)                      $   11,736
               1991 (2)                              23,537
               1992 (2)                                 157
               1993                                    -
               1994                                    -
               1995                                   6,292
               1996                                    -
               1997                                    -
               1998                                    -
               1999                                    -
               2000                                     315
                                        --------------------
               Total REO                         $   42,037
                                        ====================
-----------------------
(1) Includes REO, with an aggregate net book value of $4.6 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $32.8 million, for which the Bank received an extension of the holding periods through May 14, 2000.

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

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings (including the sale of unsecured notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments and dividends from the Bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first six months of fiscal 2000, the Bank made no tax sharing payments, but did make dividend payments of $6.4 million to the Real Estate Trust.

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

Through March 31,2000, the Trust has purchased either in the open market or through dividend reinvestment approximately 2,450,000 shares of common stock of Saul Centers (representing 18.2% of such company's outstanding common stock). As of March 31,2000, the market value of these shares was approximately $39.5 million. All shares have been pledged as collateral with the Real Estate Trust's credit line banks.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31,2000, the Real Estate Trust had outstanding borrowings of $27.2 million and unrestricted availability of $4.9 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership"). This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2001. Interest is computed by reference to a floating rate index. At March 31,2000, the Real Estate Trust had outstanding borrowings of $9.0 million and unrestricted availability of $7.9 million.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31, 2000 for the balance of fiscal 2000 and subsequent years is set forth in the following table:

                     Debt Maturity Schedule
                          (In thousands)
-------------------------------------------------------------------
Fiscal        Mortgage   Notes Payable-  Notes Payable-
 Year          Notes        Secured        Unsecured      Total
-------------------------------------------------------------------
2000 (1)      $ 9,956     $   ---         $  3,851     $ 13,807
2001           34,899        9,000           6,046       49,945
2002           25,880       27,200           7,818       60,898
2003           18,607         ---           10,662       29,269
2004            7,496         ---            9,586       17,082
Thereafter    160,705      200,000           7,869      368,574
-------------------------------------------------------------------
Total        $257,543     $236,200        $ 45,832     $539,575
===================================================================
(1)  April 1,2000 - September 30,2000

Of the $257.5 million of mortgage debt outstanding at March 31,2000, $193.7 million was nonrecourse to the Real Estate Trust.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31,2000, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. During the period April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. The majority of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

In April 2000, the Real Estate Trust completed the refinancing of one hotel and four office/industrial properties. The new loans total $28.4 million, have a 15-year term, and require amortization based on a 20-year schedule. The new loans replace floating rate loans and have fixed interest rates of 9.09% for the hotel and 8.64% for the other properties. The Real Estate Trust received approximately $8.9 million in new funds from the refinancing.

Development and Capital Expenditures. During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

      TownePlace Suites by Marriott containing 91 units located on 2 acre site owned by the Trust in Avenel Business Park in Gaithersburg, Maryland. This hotel opened for business on June 24,1999. TownePlace Suites by Marriott containing 91 units located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. This hotel opened for business on June 28,1999.

      SpringHill Suites by Marriott containing 146 units located on part of a 9 acre site owned by the Real Estate Trust in the Arvida Park of Commerce in Boca Raton, Florida. This hotel opened for business on July 9,1999.

      TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in Ft. Lauderdale Commerce Center, Ft. Lauderdale, Florida. This hotel opened for business on October 25,1999.

The costs for the four hotels aggregated $33 million and were largely funded with the proceeds of a three year bank loan in the amount of $25.9 million. The loan has two one-year renewal options.

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

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia near Reagan National Airport. The 308-room Crystal City Holiday Inn has been converted into a Holiday Inn Crowne Plaza, while the 279-room Howard Johnsons has been converted into a Holiday Inn. Both hotels began operations under their new designations during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations are largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, has also been renovated. The incremental costs for the two conversions has been funded by the Real Estate Trust in part from its internal resources and in part from its lines of credit.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tyson Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. Opening is projected for December 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,391 square foot single-story office/research and development building located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost of this project, known as Dulles North Building Five, was $5.0 million, with financing of $3.6 million for a three-year term. The project is 100% leased to a single tenant and became operational on March 1, 2000.

On December 13, 1999, the Real Estate Trust purchased Tysons Park Place, an office building owned by Chevy Chase Bank. The building is located in Tysons Corner, McLean, Virginia and contains approximately 248,000 square feet of leasable area, which was 99% leased as of December 31, 1999. The Bank occupies approximately 45% of the building. The Real Estate Trust purchased the property and an adjacent land parcel suitable for further development for $37.0 million. The transaction was financed with the proceeds of a $32.0 million mortgage loan, which has a 20-year term and a fixed interest rate of 8.21%.

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in the Cascades Town Center in Sterling, Virginia for the purpose of constructing a 152 room Hampton Inn. The purchase price was $1,060,000 and the seller was Chevy Chase Bank. Development costs for the hotel are projected to be $11.3 million. The hotel will be financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options. Opening is projected for November 2000.

During the quarter ended March 31, 2000, the Real Estate Trust began the development of a 30,000 square foot office flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland. The development cost is projected to be $3.2 million, which the Real Estate Trust is financing with its lines of credit. Completion is expected in the summer of 2000. The project is 100% leased to a single tenant.

Also, during the quarter ended March 31, 2000, the Real Estate Trust began the development of a 53,000 square foot office flex building located on a 3.8 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known as Dulles North Building Six. Development costs are projected to be $6.1 million with bank financing of $5.2 million.
Completion is expected in the summer of 2000. The project is 100% leased.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.0 to $10.0 million per year for the next several years.

Year 2000 Statement - Pursuant to The Year 2000 Information and Readiness Disclosure Act.

The Trust's relatively smooth transition into the Year 2000 indicates that remediation efforts were largely successful. The Trust has nonetheless planned for the possibility that Year 2000 failures may yet be discovered.

The Real Estate Trust believes that there is risk that its operations may be affected by vendors and tenants who are unable to perform as contracted due to their own Year 2000 exposure, but there is no known major direct exposure. The Real Estate Trust's commercial leases contain provisions empowering it to take certain actions to enforce its right to the timely payment of rent regardless of the tenant's Year 2000 exposure. While it is not possible at this time to determine the likely impact of these potential problems, the Real Estate Trust has evaluated these areas and developed contingency plans as appropriate. The Real Estate estimates that its incremental cost to meet Year 2000 compliance was less than $250,000.

BANKING:

Liquidity. The required liquidity level under OTS regulations at March 31, 2000 was 4.0%. The Bank's average liquidity ratio for the quarter ended March 31, 2000 was 10.0%, compared to 14.7% for the quarter ended December 31, 1999.

The Bank did not securitize and sell any loan receivables during the current quarter. At March 31, 2000, the Bank is considering the securitization and sale of $275 million of outstanding automobile receivables. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $51.7 million and $11.9 million, respectively, at March 31, 2000, and $60.7 million and $11.1 million, respectively, at December 31, 1999, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $5.0 million and $5.9 million at March 31, 2000 and December 31, 1999, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At March 31, 2000, recourse to the Bank under these arrangements was $15.0 million, consisting of restricted cash accounts of $8.3 million and overcollateralization of receivables of $6.7 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At March 31, 2000 and December 31, 1999 recourse to the Bank under this arrangement totaled $2.0 million and $1.4 million, respectively.

There were no material commitments for capital expenditures at March 31, 2000. During fiscal 1999, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank is developing an office building to use as its new corporate headquarters. The project is expected to be completed July 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2000 (the "2000 quarter") COMPARED TO
      THREE MONTHS ENDED MARCH 31, 1999 (the "1999 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $2.3 million and an operating loss of $1.9 million in the 2000 quarter compared to income before depreciation and amortization of $346,000 and an operating loss of $2.6 million in the 1999 quarter. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $2,602,000 (44.2%) in the 2000 quarter over the level achieved in the 1999 quarter. $897,000 (15.2%) of this increase reflected improved results from the twelve hotels owned throughout both quarters, and $1,705,000(29.0%)reflected results from the non-comparable properties. The increase in total revenue of $4,881,000(27.6%)exceeded the increase of $2,280,000(19.3%) in direct operating expenses. For the twelve hotels owned throughout both periods, the increase in total revenue was $1,995,000 (11.3%) and the increase in direct operating expenses was $1,097,000(9.3%). The revenue increase was attributable to improved market conditions, which permitted the Real Estate Trust to raise average room rates at ten properties and average occupancy levels at six properties.

Income after direct operating expenses from office and industrial properties increased $2,223,000(54.7%) in the 2000 quarter compared to such income in the 1999 quarter. $239,000(5.9%)of this increase reflected improved results from the seven properties owned throughout both quarters and $1,984,000(48.8%)reflected results from the non-comparable properties. The increase in total revenue of $2,728,000(45.5%) exceeded the increase of $504,000(26.2%)in direct operating expenses. For the seven properties owned throughout both periods, the increase in total revenue was $291,000(4.9%) and the increase in direct operating expenses was $52,000(2.7%).

Other income increased $116,000(14.2%) during the 2000 quarter due to higher interest income.

Land parcels and other expense increased $472,000(334.1%) during the 2000 quarter. Last year's number reflected a multi-year tax refund at one property.

Interest expense increased $1,688,000(17.0%)in the 2000 quarter, primarily because of higher mortgage interest and higher interest on bank lines of credit. The average balance of the Real Estate Trust's outstanding borrowings increased to $520.4 million for the 2000 quarter from $440.5 million for the 1999 quarter. The increase in average borrowings was the result of mortgage loan refinancings and lines of credit borrowings. The weighted average cost of borrowings was 9.20% in the 2000 quarter compared to 9.30% in the 1999 quarter.

Capitalized interest increased $88,000(57.1%) during the 2000 quarter due to the higher level of development activity in the current period.

Amortization of debt expense increased $96,000(145.5%) in the 2000 quarter, primarily due to costs experienced in adding new debt.

Depreciation increased $1,139,000(39.2%) in the 2000 quarter as a result of the addition of seven new properties and new assets placed in service at existing properties.

Advisory, management and leasing fees paid to related parties increased $472,000 (21.0%) in the 2000 quarter from the 1999 quarter. The monthly advisory fee in the 2000 quarter was $349,000 compared to $337,000 in the 1999 quarter, which resulted in an aggregate increase of $35,000. Management fees increased $437,000(35.4%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense increased $672,000 in the 2000 quarter, principally as a result of higher legal expense and the writeoff of abandoned development expenses.

Equity on earnings of unconsolidated entities reflected earnings of $1,875,000 in the 2000 quarter, an increase of $249,000 (15.3%) over the amount recorded in the 1999 quarter. The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING:

Overview. The Bank recorded operating income of $13.4 million for the 2000 quarter, compared to operating income of $49.7 million for the 1999 quarter. The decrease in income for the quarter was primarily attributable to a $37.4 million decrease in other (non-interest) income resulting from the inclusion in last year's results of a $31.6 million gain from the sale of one of the Bank's REO properties. Operating (non-interest) expense also increased by $12.5 million. In addition, increases in interest expense of $34.6 million and provision for loan and lease losses of $6.2 million contributed to the reduced income in the 2000 quarter. Partially offsetting the reduction of income was an increase in interest income of $54.3 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $19.7 million (or 29.7%) in the 2000 quarter compared to the 1999 quarter. Included in interest income during the 2000 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.8 million for the 2000 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                         Three Months Ended March 31,
                                    ---------------------------------------------------------------------------------------------
                                                        2000                                           1999
                                    --------------------------------------------- -----------------------------------------------
                                         Average                       Yield/           Average                        Yield/
                                        Balances         Interest       Rate           Balances         Interest        Rate
                                    ---------------- --------------- ------------ ----------------- --------------- -------------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)         $     7,298,062  $      152,454       8.36 %  $      4,540,011  $       94,633       8.34 %
  Mortgage-backed securities              1,220,651          18,877       6.19           1,698,616          24,791       5.84
  Federal funds sold and securities
    purchased under agreements to
     resell                                 145,949           2,157       5.91              50,176             601       4.79
  Trading securities                         25,667             354       5.52              62,245           1,033       6.64
  Investment securities                      45,460             655       5.76              44,003             614       5.58
  Other interest-earning assets             230,627           3,791       6.58             169,838           2,302       5.42
                                    ---------------- ---------------              ----------------- ---------------
   Total                                  8,966,416         178,288       7.95           6,564,889         123,974       7.55
                                                     --------------- ------------                   --------------- -------------

 Noninterest-earning assets:
  Cash                                      281,102                                        244,734
  Real estate held for investment
   or sale                                   47,972                                         63,305
  Property and equipment,  net              305,904                                        289,668
  Goodwill and other intangible
   assets, net                               26,947                                         29,701
  Other assets                              221,293                                        274,303
                                    ----------------                              -----------------
   Total assets                     $     9,849,634                               $      7,466,600
                                    ================                              =================

Liabilities and stockholders'
 equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                  $     1,207,797           2,630       0.87    $      1,120,073           2,947       1.05
   Savings deposits                         946,142           4,381       1.85           1,027,580           5,377       2.09
   Time deposits                          2,591,635          34,976       5.40           1,468,742          17,582       4.79
   Money market deposits                  1,091,708           9,289       3.40           1,090,268           8,985       3.30
                                    ---------------- ---------------              ----------------- ---------------
   Total deposits                         5,837,282          51,276       3.51           4,706,663          34,891       2.97
  Borrowings                              2,765,613          40,890       5.91           1,623,698          22,706       5.59
                                    ---------------- ---------------              ----------------- ---------------
   Total liabilities                      8,602,895          92,166       4.29           6,330,361          57,597       3.64
                                                     --------------- ------------                   --------------- -------------
 Noninterest-bearing items:
  Noninterest-bearing deposits              498,612                                        490,799
  Other liabilities                         138,257                                         80,648
  Minority interest                         144,000                                        144,000
  Stockholders' equity                      465,870                                        420,792
                                    ----------------                              -----------------
   Total liabilities and
    stockholders' equity            $     9,849,634                               $      7,466,600
                                    ================                              =================

Net interest income                                   $      86,122                                  $      66,377
                                                     ===============                                ===============
Net interest spread (2)                                                   3.67 %                                         3.91 %
                                                                     ============                                   =============
Net yield on interest-earning
 assets (3)                                                               3.84 %                                         4.04 %
                                                                     ============                                   =============
Interest-earning assets to
 interest-bearing liabilities                                           104.23 %                                       103.70 %
                                                                     ============                                   =============

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                            Three Months Ended March 31, 2000
                                                       Compared to
                                            Three Months Ended March 31, 1999
                                                   Increase (Decrease)
                                                   Due to Change in (1)
                                        ----------------------------------------
                                                                        Total
                                           Volume         Rate         Change
                                        ------------  ------------  ------------
Interest income:
  Loans (2)                             $    57,594   $       227   $    57,821
  Mortgage-backed securities                (14,678)        8,764        (5,914)
  Federal funds sold and securities
   purchased under agreements to resell       1,386           170         1,556
  Trading securities                           (528)         (151)         (679)
  Investment securities                          21            20            41
  Other interest-earning assets                 932           557         1,489
                                        ------------  ------------  ------------
      Total interest income                  44,727         9,587        54,314
                                        ------------  ------------  ------------


Interest expense:
  Deposit accounts                            9,326         7,059        16,385
  Borrowings                                 16,815         1,369        18,184
                                        ------------  ------------  ------------
      Total interest expense                 26,141         8,428        34,569
                                        ------------  ------------  ------------



Increase in net interest income         $    18,586   $     1,159   $    19,745
                                        ============  ============  ============




--------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 2000 quarter increased $54.3 million (or 43.8%) from the level in the 1999 quarter as a result of higher average balances and slightly higher average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.67% in the 2000 quarter from 3.91% in the 1999 quarter. The decrease in the net interest spread primarily reflected an increase in the cost of deposits and Federal Home Loan Bank advances. Partially offsetting the increase in deposit and borrowings cost was a slight increase in the yield on loans and mortgage-backed securities. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 104.23% for the 2000 quarter compared to 103.70% for the 1999 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $57.8 million from the 1999 quarter primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $1.2 billion (or 37.3%), resulted in a $20.8 million (or 37.2%) increase in interest income from such loans. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.2 billion, $226.6 million and $94.5 million, respectively, and contributed to a $28.5 million, $4.8 million and $2.5 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2000 quarter increased 2 basis points (from 8.34% to 8.36%) from the average yield in the 1999 quarter. Contributing to the slightly higher net yield was an increase in the average yield on home equity loans (from 7.28% to 8.60%), residential construction loans (from 8.21% to 9.11%) and commercial loans (from 7.13% to 7.77%). Partially offsetting the increase was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 29.8% during the 2000 quarter from 49.7% during the 1999 quarter. Also offsetting the increased average yield on the loan portfolio was a decrease in the average yield on home improvement loans (from 9.62% to 8.55%).

Interest income on mortgage-backed securities decreased $5.9 million (or 23.9%) primarily because of lower average balances. The effect of the $478.0 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.84% to 6.19%.

Interest expense on deposits increased $16.4 million (or 47.0%) during the 2000 quarter due to increased average rates and average balances. The 54 basis point increase in the average rate on deposits (from 2.97% to 3.51%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal year 1999, the Bank began using brokered deposits as an alternative funding source.

Interest expense on borrowings increased $18.2 million (or 80.1%) in the 2000 quarter over the 1999 quarter. A $1.1 billion (or 138.3%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, an increase in the average rate on such borrowings (from 5.08% to 5.63%) resulted in an increase of $17.0 million in interest expense from such borrowings.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $12.8 million in the 2000 quarter from $6.6 million in the 1999 quarter. The $6.2 million increase was primarily due to increased charge-offs as a result of the aging of the Bank's loan portfolio following last year's growth. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income decreased to $30.5 million in the 2000 quarter from $67.9 million in the 1999 quarter. The $37.4 million (or 55.1%) decrease was primarily attributable to a gain of $31.6 million included in the 1999 quarter resulting from the sale of one of the Bank's REO properties in the pre-development stage. Partially offsetting this decrease was an increase in deposit service fees.

Deposit servicing fees increased $3.7 million (or 23.3%) during the 2000 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2000 quarter increased $12.5 million (or 16.0%) from the level in the 1999 quarter. Salaries and employee benefits increased $6.7 million (or 15.7%) as a result of additions of staff to the Bank's consumer lending department and branch operations. Also contributing to increased operating expenses for the 2000 quarter was an increase in other operating expenses of $4.0 million (or 44.5%). The 1999 quarter included a reduction to other operating expenses related to services the Bank provided to First USA following the sale of the credit card portfolio on September 30, 1998. Partially offsetting the increase in operating expenses was a decrease in loan expenses as a result of a $2.8 million recovery of prior valuation adjustments recorded against the Bank's mortgage servicing assets.

SIX MONTHS ENDED MARCH 31, 2000 (the "2000 period") COMPARED TO SIX MONTHS ENDED
    MARCH 31, 1999 (the "1999 period").

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $1.9 million and an operating loss of $5.9 million in the 2000 period compared to a loss before depreciation and amortization of $212,000 and an operating loss of $6.2 million in the 1999 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotels increased $3,268,000 (26.5%) in the 2000 period over the level achieved in the 1999 period. $836,000(6.8%) of this increase reflected improved results from twelve hotels owned throughout both periods and $2,432,000(19.7%) reflected results from the non-comparable properties. The increase in total revenue of $7,540,000(21.1%) exceeded the increase of $4,272,000(18.2%) in direct operating expenses. For the twelve hotels owned throughout both periods, the increase in total revenue was $3,012,000(8.4%)and the increase in direct operating expenses was $2,176,000(9.3%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates at ten properties and average occupancy levels at six properties.

Income after direct operating expenses from office and industrial properties increased $3,183,000(39.1%) in the 2000 period compared to such income in the 1999 period. $551,000(6.8%) of this increase reflected improved results from the seven properties owned throughout both periods and $2,632,000(32.3%) reflected results from the non-comparable properties. The increase in total revenue of $3,810,000(31.9%) exceeded the increase of $627,000(16.5%) in direct operating expenses. For the seven properties owned throughout both periods, the increase in total revenue was $635,000(5.3%) and the increase in direct operating expenses was $84,000(2.2%).

Other income increased $119,000(7.9%) during the 2000 period due to higher interest income.

Land parcels and other expense increased $387,000 (157.0%) during the 2000 period. Last year's number reflected a multi-year tax refund at one property.

Interest expense increased $2,430,000(12.1%) in the 2000 period, primarily because of higher mortgage interest and higher interest on bank lines of credit borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $499.9 million for the 2000 period from $444.0 million for the 1999 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and lines of credit borrowings. The weighted average cost of borrowings was 9.27% in the 2000 period compared to 9.29% in the 1999 period.

Capitalized interest increased $92,000(24.5%) during the 2000 period due to the higher level of development activity in the current period.

Amortization of debt expense increased $154,000(93.9%) in the 2000 period, primarily due to costs experienced in adding new debt.

Depreciation increased $1,717,000(29.7%) in the 2000 period as a result of the additions of new properties and new assets placed in service at existing properties.

Advisory, management and leasing fees paid to related parties increased $689,000 (15.3%) in the 2000 period from the 1999 period. The monthly advisory fee in the 2000 period was $349,000 compared to $337,000 in the prior period, which resulted in an aggregate increase of $71,000. Management and leasing fees increased $618,000(24.9%) in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense increased $2,280,000(468.2%)in the 2000 period, principally as a result of a $1.2 million payment to terminate the Howard Johnson franchise at one hotel, start-up expenses for new hotels, higher legal costs and the writeoff of abandoned development expenses.

Equity in earnings of unconsolidated entities reflected earnings of $3,978,000 for the 2000 period and earnings of $2,773,000 for the 1999 period, an increase of $1,205,000(43.5%). The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING:

Overview. The Bank recorded operating income of $30.1 million for the 2000 period, compared to operating income of $57.0 million for the 1999 period. The decrease in income for the period was primarily attributable to a $34.5 million decrease in other (non-interest) income resulting from the inclusion in last year's results of a $31.6 million gain from the sale of one of the Bank's REO properties. Operating (non-interest) expense also increased by $21.6 million. In addition, an increase in provision for loan and lease losses of $13.4 million contributed to the reduced income in the 2000 quarter. Partially offsetting the reduction of income was an increase in net interest income of $42.5 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $42.5 million (or 34.0%) in the 2000 period compared to the 1999 period. Included in interest income during the 2000 period was $0.2 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $1.5 million for the 2000 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                            Six Months Ended March 31,
                                    -----------------------------------------------------------------------------------------------
                                                         2000                                            1999
                                    ------------------------------------------------ ----------------------------------------------
                                          Average                        Yield/           Average                       Yield/
                                         Balances         Interest        Rate            Balances       Interest        Rate
                                    ----------------- --------------- -------------- ---------------- -------------- --------------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)         $      6,972,919  $      291,958       8.37 %    $     4,008,650  $     170,576       8.51 %
  Mortgage-backed securities               1,254,203          38,846       6.19            1,812,352         53,679       5.92
  Federal funds sold and securities
    purchased under agreements to
     resell                                  216,496           6,111       5.65               71,697          1,782       4.97
  Trading securities                          22,480             737       6.56               46,226          1,602       6.93
  Investment securities                       45,276           1,297       5.73               44,001          1,229       5.59
  Other interest-earning assets              256,388           8,090       6.31              212,114          5,808       5.48
                                    ----------------- ---------------                ---------------- --------------
   Total                                   8,767,762         347,039       7.92            6,195,040        234,676       7.58
                                                      --------------- --------------                  -------------- --------------

 Noninterest-earning assets:
  Cash                                       291,481                                         237,986
  Real estate held for investment
   or sale                                    48,907                                          65,087
  Property and equipment,  net               305,603                                         286,660
  Goodwill and other intangible
   assets, net                                27,297                                          30,089
  Other assets                               220,114                                         247,794
                                    -----------------                                ----------------
   Total assets                     $      9,661,164                                 $     7,062,656
                                    =================                                ================

Liabilities and stockholders'
 equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                  $      1,181,148           5,181       0.88      $     1,089,050          6,144       1.13
   Savings deposits                          963,498           8,997       1.87            1,022,143         11,097       2.17
   Time deposits                           2,418,167          64,172       5.31            1,490,806         36,980       4.96
   Money market deposits                   1,106,012          18,687       3.38            1,062,361         17,898       3.37
                                    ----------------- ---------------                ---------------- --------------
   Total deposits                          5,668,825          97,037       3.42            4,664,360         72,119       3.09
  Borrowings                               2,784,774          82,503       5.93            1,286,277         37,580       5.84
                                    ----------------- ---------------                ---------------- --------------
   Total liabilities                       8,453,599         179,540       4.25            5,950,637        109,699       3.69
                                                      --------------- --------------                  -------------- --------------
 Noninterest-bearing items:
  Noninterest-bearing deposits               483,257                                         463,233
  Other liabilities                          123,302                                          75,737
  Minority interest                          144,000                                         144,000
  Stockholders' equity                       457,006                                         429,049
                                    -----------------                                ----------------
   Total liabilities and
    stockholders' equity            $      9,661,164                                 $     7,062,656
                                    =================                                ================

Net interest income                                   $      167,499                                  $     124,977
                                                      ===============                                 ==============
Net interest spread (2)                                                    3.67 %                                         3.89 %
                                                                      ==============                                 ==============
Net yield on interest-earning
  assets (3)                                                               3.82 %                                         4.03 %
                                                                      ==============                                 ==============
Interest-earning assets to
  interest-bearing liabilities                                           103.72 %                                       104.11 %
                                                                      ==============                                 ==============

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                             Six Months Ended March 31, 2000
                                                       Compared to
                                             Six Months Ended March 31, 1999
                                                   Increase (Decrease)
                                                  Due to Change in (1)
                                          --------------------------------------
                                                                        Total
                                            Volume         Rate        Change
                                          ----------   -----------   -----------

Interest income:
  Loans (2)                               $ 129,720    $   (8,338)   $  121,382
  Mortgage-backed securities                (21,444)        6,611       (14,833)
  Federal funds sold and securities
    purchased under agreements to resell      4,054           275         4,329
  Trading securities                           (784)          (81)         (865)
  Investment securities                          36            32            68
  Other interest-earning assets               1,322           960         2,282
                                          ----------   -----------   -----------
      Total interest income                 112,904          (541)      112,363
                                          ----------   -----------   -----------


Interest expense:
  Deposit accounts                           16,657         8,261        24,918
  Borrowings                                 44,336           587        44,923
                                          ----------   -----------   -----------
      Total interest expense                 60,993         8,848        69,841
                                          ----------   -----------   -----------



Increase in net interest income           $  51,911    $   (9,389)   $   42,522
                                          ==========   ===========   ===========



--------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 2000 period increased $112.4 million (or 47.9%) from the level in the 1999 period as a result of higher average balances of loans and leases receivable, which was partially offset by lower average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.67% in the 2000 period from 3.89% in the 1999 period. The 22 basis point reduction in the net interest spread primarily reflected the decline in the yield on loans resulting from lower yields in consumer loans. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest bearing liabilities decreased to 103.72% for the 2000 period compared to 104.11% for the 1999 period.

Interest income on loans, the largest category of interest-earning assets, increased by $121.4 million from the 1999 period primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $1.5 billion (or 53.0%), resulted in a $51.5 million (or 52.0%) increase in interest income from such loans. Slightly lower average yields on single-family residential loans partially offset the effects of the higher average balances. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.1 billion, $220.6 million and $109.1 million, respectively, and contributed to a $53.3 million, $8.7 million and $5.1 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2000 period decreased 14 basis points (from 8.51% to 8.37%) from the average yield in the 1999 period. Contributing to the lower net yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 31.9% during the 2000 period from 54.1% during the 1999 period. Also contributing to the decreased average yield on the loan portfolio was a decrease in the average yield on home improvement loans (from 9.97% to 8.89%). An increase in the average yield on home equity loans (from 7.14% to 8.40%) resulting from increases in the index on which the interest rates on such loans are based slightly offset the decreases in the average yield on the loan portfolio.

Interest income on mortgage-backed securities decreased $14.8 million (or 27.6%) primarily because of lower average balances. The effect of the $558.1 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.92% to 6.19%.

Interest expense on deposits increased $24.9 million (or 34.6%) during the 2000 period due to increased average rates and average balances. The 33 basis point increase in the average rate on deposits (from 3.09% to 3.42%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal year 1999, the Bank began using brokered deposits as an alternative funding source.

Interest expense on borrowings increased $44.9 million (or 119.5%) in the 2000 period over the 1999 period. A $1.3 billion (or 222.3%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, the increase in the average rate on such borrowings (from 5.19% to 5.62%) resulted in an increase of $38.8 million in interest expense. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of $142.0 million and average yield (from 4.87% to 5.64%) in securities sold under repurchase agreements.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $23.8 million in the 2000 period from $10.4 million in the 1999 period. The $13.4 million increase was primarily due to increased charge-offs as a result of the aging of the Bank's loan portfolio following last year's growth. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income decreased to $62.7 million in the 2000 period from $97.2 million in the 1999 period. The $34.5 million (or 35.5%) decrease was primarily attributable to a gain of $31.6 million included in the 1999 period resulting from the sale of one of the Bank's REO properties in the pre-development stage. Partially offsetting this decrease was an increase in deposit service fees.

Deposit servicing fees increased $8.7 million (or 27.4%) during the 2000 period primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2000 period increased $21.6 million (or 13.9%) from the level in the 1999 period. Salaries and employee benefits increased $12.8 million (or 15.4%) as a result of additions of staff to the Bank's consumer lending department and branch operations. Also contributing to increased operating expenses for the 2000 period was an increase in other operating expenses of $7.6 million (or 41.7%). The 1999 period included a reduction to other operating expenses related to services the Bank provided to First USA following the sale of the credit card portfolio on September 30, 1998. Partially offsetting the increase in operating expenses was a decrease in loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the Bank's mortgage servicing assets.

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

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------

   *    (k)   Fourth Amended and Restated Reimbursement Agreement dated as of
              April 25, 2000 by and among Saul Centers, Inc., Saul Holdings
              Limited Partnership, Saul Subsidiary I Limited Partnership, Saul
              Subsidiary II Limited Partnership, Saul QRS, Inc.,  Franklin
              Property Company, Westminster Investing Corporation, Van Ness
              Square Corporation, Dearborn, L.L.C., Avenel Executive Park
              Phase II, L.L.C., and the Trust.

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



Date: May 15, 2000              Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: May 15, 2000              Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer