Form 10-Q
period 2000-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2000-08-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2000
                                -----------------------------------------------

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

         The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 10, 2000, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)         Consolidated Balance Sheets at June 30, 2000 and
                     September 30, 1999

         (b) Consolidated Statements of Operations for the three-month and nine-month periods ended June 30, 2000 and 1999

         (c) Consolidated Statements of Comprehensive Income and Changes in Shareholders' Deficit for the three-month and nine-month periods ended June 30, 2000 and 1999

         (d) Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 2000 and 1999

         (e)         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)         Financial Condition
                          Real Estate
                          Banking

         (b)         Liquidity and Capital Resources
                          Real Estate
                          Banking

         (c)         Results of Operations
                          Three months ended June 30, 2000 compared to three months ended June 30, 1999

                          Nine months ended June 30, 2000 compared to six months ended June 30, 1999

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                        June 30       September 30
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                               $  209,541       $  197,075
    Office and industrial                                                                                  146,890          111,183
    Other                                                                                                    3,981            3,923
                                                                                                    ---------------  ---------------
                                                                                                           360,412          312,181
    Accumulated depreciation                                                                              (122,685)        (104,774)
                                                                                                    ---------------  ---------------
                                                                                                           237,727          207,407
Land parcels                                                                                                41,564           39,448
Construction in progress                                                                                    35,497           20,498
Cash and cash equivalents                                                                                    8,598           17,857
Other assets                                                                                                96,926           79,861
                                                                                                    ---------------  ---------------
                    Total real estate assets                                                               420,312          365,071
------------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                    287,969          396,146
Federal funds sold and securities purchased under agreements to resell                                      55,000          194,000
Loans held for sale                                                                                         93,909          116,797
Loans held for securitization and sale                                                                     165,000               --
Investment securities (market value of $45,157 and $44,434, respectively)                                   45,462           44,400
Trading securities                                                                                           4,134            6,955
Mortgage-backed securities (market value $1,091,826 and $1,285,442, respectively)                        1,121,555        1,311,370
Loans and leases receivable (net of allowance for losses of $59,638 and $58,139, respectively)           7,875,926        6,312,073
Federal Home Loan Bank stock                                                                               103,545           87,183
Real estate held for investment or sale (net of allowance for losses of $80,264 and $84,607,
 respectively)                                                                                              52,700           52,369
Property and equipment, net                                                                                339,812          304,533
Goodwill and other intangible assets, net                                                                   25,873           27,902
Interest only strips, net                                                                                   15,678            7,626
Other assets                                                                                               342,078          285,415
                                                                                                    ---------------  ---------------
                    Total banking assets                                                                10,528,641        9,146,769
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 10,948,953      $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                  $  276,357       $  213,447
Notes payable - secured                                                                                    223,200          216,000
Notes payable - unsecured                                                                                   46,020           46,122
Deferred gains - real estate                                                                               112,834          112,834
Accrued dividends payable - preferred shares of beneficial interest                                         29,529           32,967
Other liabilities and accrued expenses                                                                      41,346           42,268
                                                                                                    ---------------  ---------------
                    Total real estate liabilities                                                          729,286          663,638
------------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         6,898,278        5,763,486
Borrowings                                                                                                 558,292          631,144
Federal Home Loan Bank advances                                                                          1,995,889        1,743,188
Other liabilities                                                                                          219,719          174,466
Capital notes -- subordinated                                                                              250,000          250,000
                                                                                                    ---------------  ---------------
                    Total banking liabilities                                                            9,922,178        8,562,284
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        77,631           73,236
Minority interest -- other                                                                                 218,307          218,307
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       10,947,402        9,517,465
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516              516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642            6,642
Paid-in surplus                                                                                             92,943           92,943
Deficit                                                                                                    (56,698)         (63,884)
Net unrealized holding loss                                                                                     (4)               6
                                                                                                    ---------------  ---------------
                                                                                                            43,399           36,223
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)         (41,848)
                                                                                                    ---------------  ---------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                                         1,551           (5,625)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                  $ 10,948,953      $ 9,511,840
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                      For the Three Months                For the Nine Months
                                                                          Ended June 30                      Ended June 30
                                                               ---------------------------------------------------------------------
(In thousands, except per share amounts)                              2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $     27,188      $   22,585       $   70,503       $   58,360
Office and industrial (including rental income from banking
 segment of $820, $51, $1,853 and $153, respectively)                       9,140           6,134           24,880           18,064
Other                                                                         692             673            2,318            2,180
                                                               ------------------- ---------------  ---------------  ---------------
Total income                                                               37,020          29,392           97,701           78,604
------------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                 15,659          13,078           43,350           36,497
    Office and industrial properties                                        2,450           1,951            6,869            5,743
    Land parcels and other                                                    341             358              975              605
Interest expense                                                           11,903           9,830           34,454           29,951
Capitalized interest                                                         (326)           (305)            (793)            (680)
Amortization of debt expense                                                  173              58              491              222
Depreciation                                                                3,588           3,120           11,086            8,901
Advisory, management and leasing fees - related parties                     2,951           2,501            8,145            7,006
General and administrative                                                    793             256            3,560              743
                                                               ------------------- ---------------  ---------------  ---------------
Total expenses                                                             37,532          30,847          108,137           88,988
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                               1,734           1,636            5,712            4,409
Gain (loss) on sale of property                                               999              --              999               (1)
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                  $      2,221       $     181       $   (3,725)      $   (5,976)
------------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                     $    169,190      $  107,298       $  461,148       $  277,874
Mortgage-backed securities                                                 18,527          22,494           57,373           76,173
Trading securities                                                            233           1,106              970            2,708
Investment securities                                                         660             618            1,957            1,847
Other                                                                       4,316           3,021           18,517           10,611
                                                               ------------------- ---------------  ---------------  ---------------
Total interest income                                                     192,926         134,537          539,965          369,213
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                           58,637          35,148          155,674          107,267
Borrowings                                                                 45,605          27,412          128,108           64,992
                                                               ------------------- ---------------  ---------------  ---------------
Total interest expense                                                    104,242          62,560          283,782          172,259
                                                               ------------------- ---------------  ---------------  ---------------
Net interest income                                                        88,684          71,977          256,183          196,954
Provision for loan and lease losses                                       (10,760)         (5,727)         (34,522)         (16,116)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        77,924          66,250          221,661          180,838
------------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                         9,156           9,898           22,608           23,480
Deposit servicing fees                                                     23,294          18,139           63,691           49,849
Gain (loss) on sales of trading securities, net                            (2,916)          1,928           (2,558)           5,256
Gain on real estate held for investment or sale, net                        1,297             891             (189)          33,264
Gain on sales of loans, net                                                 4,908             140            3,591            4,135
Other                                                                       7,729           5,616           19,035           17,793
                                                               ------------------- ---------------  ---------------  ---------------
Total other income                                                         43,468          36,612          106,178          133,777
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                      For the Three Months                For the Nine Months
                                                                          Ended June 30                      Ended June 30
                                                               ---------------------------------------------------------------------
(In thousands, except per share amounts)                              2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $     49,249      $   44,835       $  145,245       $  128,053
Loan                                                                        5,668           3,053            8,497            9,405
Property and equipment (including rental expense paid to real
 estate segment of $820, $51, $1,853 and $153, respectively)                8,072           6,405           23,380           19,037
Marketing                                                                   2,997           3,576            8,006            9,447
Data processing                                                             5,762           4,568           18,290           12,945
Depreciation and amortization                                               8,106           8,519           24,085           24,826
Deposit insurance premiums                                                    321           1,131            1,795            3,297
Amortization of goodwill and other intangible assets                          642             745            2,028            2,365
Other                                                                      14,674          10,057           40,502           28,279
                                                               ------------------- ---------------  ---------------  ---------------
Total operating expenses                                                   95,491          82,889          271,828          237,654
------------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $     25,901      $   19,973       $   56,011       $   76,961
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                     $     28,122      $   20,154       $   52,286       $   70,985
Income tax provision                                                        8,395           7,611           15,114           23,563
                                                               ------------------- ---------------  ---------------  ---------------
Income before extraordinary item and minority interest                     19,727          12,543           37,172           47,422
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       (140)             --             (140)              --
                                                               ------------------- ---------------  ---------------  ---------------
Income before minority interest                                            19,587          12,543           37,032           47,422
Minority interest held by affiliates                                       (2,360)         (1,291)          (4,102)          (6,485)
Minority interest -- other                                                 (6,329)         (6,329)         (18,985)         (18,985)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                             $     10,898      $    4,923       $   13,945       $   21,952
------------------------------------------------------------------------------------------------------------------------------------



NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                     $      9,544      $    3,569       $    9,883       $   17,890

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest               $       3.81       $    2.31        $    6.86        $    8.98
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                      (0.03)             --            (0.03)              --
                                                               ------------------- ---------------  ---------------  ---------------
Income before minority interest                                              3.78            2.31             6.83             8.98
Minority interest held by affiliates                                        (0.49)          (0.26)           (0.85)           (1.34)
Minority interest -- other                                                  (1.31)          (1.31)           (3.93)           (3.93)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                          $       1.98       $    0.74        $    2.05        $    3.71
------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================

                                                                      For the Three Months                For the Nine Months
                                                                          Ended June 30                      Ended June 30
                                                               ---------------------------------------------------------------------
(Dollars in thousands)                                                2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

Net income                                                           $     10,898      $    4,923       $   13,945       $   21,952
Other comprehensive income:
    Net unrealized holding losses                                              (1)             (3)             (10)             (31)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                           $     10,897      $    4,920       $   13,935       $   21,921
------------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                          $       516       $     516        $     516        $     516
                                                               ------------------- ---------------  ---------------  ---------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                              6,642           6,642            6,642            6,642
                                                               ------------------- ---------------  ---------------  ---------------

PAID-IN SURPLUS
Beginning and end of period                                                92,943          92,943           92,943           92,943
                                                               ------------------- ---------------  ---------------  ---------------

DEFICIT
Beginning of period                                                       (66,242)        (67,615)         (63,884)         (81,936)
Net income                                                                 10,898           4,923           13,945           21,952
Minority interest in capital contribution                                      --              --           (2,697)              --
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                              (1,354)         (1,354)          (4,062)          (4,062)
                                                               ------------------- ---------------  ---------------  ---------------
End of period                                                             (56,698)        (64,046)         (56,698)         (64,046)
                                                               ------------------- ---------------  ---------------  ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                            (3)             16                6               44
Net unrealized holding losses                                                  (1)             (3)             (10)             (31)
                                                               ------------------- ---------------  ---------------  ---------------
End of period                                                                  (4)             13               (4)              13
                                                               ------------------- ---------------  ---------------  ---------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                            (41,848)        (41,848)         (41,848)         (41,848)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 $      1,551      $   (5,780)      $    1,551       $   (5,780)
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                          For the Nine Months
                                                                                                             Ended June 30
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                                $   (2,461)      $   (3,563)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                            11,077            8,901
    Early extinguishment of debt, net of taxes                                                                 140               --
    Increase in accounts receivable and accrued income                                                      (3,642)            (125)
    Increase in deferred tax asset                                                                          (1,498)          (2,504)
    Decrease in accounts payable and accrued expenses                                                       (5,982)          (3,258)
    Decrease in tax sharing receivable                                                                          --            6,610
    Amortization of debt expense                                                                             1,205              941
    Equity in earnings of unconsolidated entities                                                           (5,712)          (4,409)
    Other                                                                                                   12,685           22,790
                                                                                                    ---------------  ---------------
                                                                                                             5,812           25,383
                                                                                                    ---------------  ---------------
Banking
Net income                                                                                                  16,406           25,938
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                              (2,941)           1,703
    Depreciation and amortization                                                                           24,085           24,826
    Provision for loan and leases losses                                                                    34,522           16,116
    Capitalized interest on real estate under development                                                   (2,771)          (2,508)
    Proceeds from sales of trading securities                                                              222,165          709,071
    Net fundings of loans held for sale and/or securitization                                             (542,070)        (808,908)
    Proceeds from sales of loans held for sale and/or securitization                                       668,558           34,966
    Gain on sales of real estate held for sale                                                                (724)         (31,175)
    Provision for losses on real estate held for investment or sale                                            350               --
    (Gain) loss on sales of trading securities, net                                                          2,558           (5,256)
    (Increase) decrease in interest-only strips                                                             (8,052)           4,362
    Increase in servicing assets                                                                           (40,513)          (1,012)
    Decrease in goodwill and other intangible assets                                                         2,036            2,413
    Increase in other assets                                                                               (24,874)         (29,938)
    Increase (decrease) in other liabilities                                                                20,858          (15,736)
    Minority interest held by affiliates                                                                     4,102            6,485
    Minority interest - other                                                                                7,313            7,313
    Decrease in tax sharing payable                                                                             --           (6,610)
    Other                                                                                                   63,282          (10,814)
                                                                                                    ---------------  ---------------
                                                                                                           444,290          (78,764)
                                                                                                    ---------------  ---------------
Net cash provided by (used in) operating activities                                                        450,102          (53,381)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                          (39,469)         (34,564)
Property sales                                                                                                 903               --
Property acquisitions                                                                                      (19,517)              --
Equity investment in unconsolidated entities                                                                 4,895            1,500
Other                                                                                                         (354)               2
                                                                                                    ---------------  ---------------
                                                                                                           (53,542)         (33,062)
                                                                                                    ---------------  ---------------
Banking
Proceeds from maturities of investment securities                                                           44,000               --
Net proceeds from redemption of Federal Home Loan Bank stock                                                 4,052           24,165
Net proceeds from sales of loans                                                                           (40,903)              --
Net proceeds from sales of real estate                                                                      12,067           32,347
Net fundings of loans and leases receivable                                                               (768,940)      (1,024,186)
Principal collected on mortgage-backed securities                                                          193,167          584,706
Purchases of Federal Home Loan Bank stock                                                                  (20,414)         (42,615)
Purchases of investment securities                                                                         (45,048)            (398)
Purchases of loans receivable                                                                           (1,342,440)      (1,814,575)
Purchases of property and equipment                                                                        (75,192)         (38,738)
Disbursements for real estate held for investment or sale                                                   (9,762)          (6,879)
Other                                                                                                       15,920           (7,010)
                                                                                                    ---------------  ---------------
                                                                                                        (2,033,493)      (2,293,183)
                                                                                                    ---------------  ---------------
Net cash used in investing activities                                                                   (2,087,035)      (2,326,245)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                          For the Nine Months
                                                                                                             Ended June 30
                                                                                                    --------------------------------
(In thousands)                                                                                           2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                        $   92,440       $   18,227
Principal curtailments and repayments of mortgages                                                         (29,530)          (7,538)
Proceeds from secured note financing                                                                        24,200               --
Repayments of secured notes                                                                                (17,000)              --
Proceeds from sales of unsecured notes                                                                       7,265            4,162
Repayments of unsecured notes                                                                               (7,367)          (8,944)
Costs of obtaining financings                                                                               (1,735)            (587)
Dividends paid - preferred shares of beneficial interest                                                    (7,500)          (4,000)
                                                                                                    ---------------  ---------------
                                                                                                            60,773            1,320
                                                                                                    ---------------  ---------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    28,285,272       31,962,603
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (27,150,480)     (31,509,467)
Net increase (decrease) in securities sold under repurchase agreements                                    (117,289)           3,200
Advances from the Federal Home Loan Bank                                                                 1,571,731        2,256,590
Repayments of advances from the Federal Home Loan Bank                                                  (1,319,030)      (1,258,925)
Net increase (decrease) in other borrowings                                                                 44,436          (13,869)
Cash dividends paid on preferred stock                                                                      (7,313)          (7,313)
Cash dividends paid on common stock                                                                        (12,000)         (30,000)
Other                                                                                                       24,397           16,116
                                                                                                    ---------------  ---------------
                                                                                                         1,319,724        1,418,935
                                                                                                    ---------------  ---------------
Net cash provided by financing activities                                                                1,380,497        1,420,255
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                 (256,436)        (959,371)
Cash and cash equivalents at beginning of period                                                           608,003        1,230,406
                                                                                                    ---------------  ---------------
Cash and cash equivalents at end of period                                                              $  351,567       $  271,035
------------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                       $    8,598       $    7,591
    Banking
        Cash and other deposits                                                                            287,969          250,444
        Federal funds sold and securities purchased under agreements to resell                              55,000           13,000
                                                                                                    ---------------  ---------------
    Cash and cash equivalents at end of period                                                          $  351,567       $  271,035
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest (net of amount capitalized)                                                            $  315,543       $  205,801
        Income taxes paid (refunded)                                                                       (56,255)          94,595
        Shares of Saul Centers, Inc. common stock                                                            2,790            2,511
        Limited partnership units of Saul Holdings Limited Partnership                                          --            4,530
    Cash received during the period from:
        Dividends on shares of Saul Centers, Inc. common stock                                               2,790            2,511
        Distributions from Saul Holdings Limited Partnership                                                 4,895            4,530

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   4,242            4,928
    Loans held for sale exchanged for trading securities                                                   224,261          702,006
    Loans receivable transferred to (from) loans held for sale and/or securitization                       514,390         (125,000)
    Loans made in connection with the sale of real estate                                                      976           30,109
    Loans receivable transferred to real estate acquired in settlement of loans                                546            1,381
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                               4,798            1,792

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                  June 30,    September 30,
                                    2000          1999
                                 -----------  ------------
                                     (In thousands)

Single-family residential        $   74,758   $  112,434
Home improvement and
 related loans                       19,151        4,363
                                 -----------  -----------
Total                            $   93,909    $ 116,797
                                 ===========  ===========

LOANS HELD FOR SECURITIZATION AND SALE:

At June 30, 2000, loans held for securitization and sale totaled $165,000 and was composed of automobile loans. There were no loans held for securitization and sale at September 30, 1999.

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                              June 30,    September 30,
                                               2000          1999
                                           ------------   -----------
                                                (In thousands)

Single-family residential                  $  4,779,414   $ 3,986,212
Home equity                                     266,062       239,673
Real estate construction and ground             468,481       419,211
Commercial real estate and multifamily           50,425        60,607
Commercial                                      897,460       579,668
Automobile                                      797,207       717,712
Subprime automobile                             588,197       480,533
Leasing                                         469,514       109,724
Home improvement and related loans               81,225       102,483
Overdraft lines of credit and other
 consumer                                        30,784        31,646
                                           ------------   -----------
                                              8,428,769     6,727,469
                                           ------------   -----------

Less:
Undisbursed portion of loans                    530,520       379,829
Unearned discounts and net deferred
 loan origination costs                         (37,315)      (22,572)
Allowance for loan losses                        59,638        58,139
                                           ------------   -----------
                                                552,843       415,396
                                           ------------   -----------
Total                                      $  7,875,926   $ 6,312,073
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

Real estate held for investment or sale is composed of the following:


                                         June 30,        September 30,
                                           2000              1999
                                       -----------       -----------
                                              (In thousands)

Real estate held for investment        $    2,713        $    3,819
Real estate held for sale                 130,251           133,157
                                       -----------       -----------

   Subtotal                               132,964           136,976
                                       -----------       -----------

Less:
 Allowance for losses on real
  estate held for investment                  202               202
 Allowance for losses on real
  estate held for sale                     80,062            84,405
                                       -----------       -----------

  Subtotal                                 80,264            84,607
                                       -----------       -----------

  Total real estate held for
   investment or sale                  $   52,700        $   52,369
                                       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business conducted by the Trust and its wholly-owned subsidiaries is the ownership and development of income-producing properties. The Trust owns 80% of the outstanding common stock of Chevy Chase Bank, F.S.B.("Chevy Chase" or the "Bank"). At June 30, 2000, the Bank's assets accounted for approximately 96% of the Trust's consolidated assets. The Trust recorded net income of $13.9 million for the nine-month period ended June 30, 2000 compared to net income of $22.0 million for the nine-month period ended June 30, 1999.

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

FINANCIAL CONDITION

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June 30, 2000, which consisted primarily of hotels, office and industrial projects and land parcels, has increased from the number of properties at September 30, 1999. As of October 1, 1999, Dulles North Building Two became operational. This building contains 59,886 square feet of leasable area and is 100% leased. On October 25, 1999, the Real Estate Trust opened a newly constructed 95-unit TownePlace Suites by Marriott in Ft. Lauderdale, Florida. On December 13, 1999, the Real Estate Trust acquired an office building located in McLean, Virginia, known as Tysons Park Place. The building contains 247,581 square feet of leasable area and is over 99% leased. The seller was Chevy Chase. On March 1, 2000, Dulles North Building Five became operational. This building contains 80,391 square feet of leasable area and is 100% leased to a single tenant for a 10-year period.

The twelve hotel properties owned by the Real Estate Trust throughout the first nine-month periods of fiscal 2000 and 1999 experienced average occupancy rates of 70.1% and 67.5%, respectively, and average room rates of $90.50 and $86.06 respectively. Seven of these hotels registered improved occupancies and ten registered higher average room rates in the current period. Including non-comparable hotel properties, the hotel portfolio experienced an average occupancy rate of 69.5% and an average room rate of $89.17 during the nine-month period ended June 30, 2000.

The Real Estate Trust's office and industrial portfolio was 98% leased at June 30, 2000, compared to leasing rates of 92% and 97% at September 30, 1999 and at June 30, 1999, respectively. At June 30, 2000, the office and industrial portfolio had a total gross leasable area of 1.7 million square feet, of which 36,000 (2.1%)and 321,000 (19.0%) are subject to leases whose terms expire in the balance of fiscal 2000 and in fiscal 2001, respectively.

BANKING:

General. The Bank continued its pattern of growth during the current quarter with total assets increasing to $10.5 billion, an increase of $394.9 million from March 31, 2000. Total loans and leases increased $384.6 million during the quarter, funded primarily through increases in brokered deposits and Federal Home Loan Bank advances. The Bank recorded operating income of $25.9 million during the quarter ended June 30, 2000, compared to operating income of $20.0 million in the corresponding quarter of the prior year. Increased loan and lease interest income, gain on sales of loans and deposit service fees were partially offset by increases in interest expense and operating expenses.

At June 30, 2000, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.46%, 5.46%, 7.27% and 11.10%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). See "Capital."

During the quarter ended June 30, 2000, the Bank declared and paid out of the retained earnings of the Bank a cash dividend on its Common Stock in the amount of $400 per share.

During the quarter ended June 30, 2000, the Bank declared and paid out of retained earnings of the Bank a cash dividend on its Preferred Stock in the amount of $0.8125 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                   June 30,                 March 31,             September 30,
                                                                     2000                      2000                    1999
                                                           -------------------------   ---------------------   ---------------------
Non-performing assets:
  Non-accrual loans:
    Residential                                            $                  4,743    $              4,904    $              4,756
    Residential construction                                                     70                      70                      --
    Commercial                                                                   28                      43                     269
    Subprime automobile                                                       8,654                   7,878                   6,640
    Other consumer                                                            4,171                   2,684                   1,607
                                                           -------------------------   ---------------------   ---------------------
      Total non-accrual loans (1)                                            17,666                  15,579                  13,272
                                                           -------------------------   ---------------------   ---------------------

  Real estate owned                                                         130,251                 125,386                 133,157
  Allowance for losses on real estate owned                                 (80,062)                (83,349)                (84,405)
                                                           -------------------------   ---------------------   ---------------------
    Real estate owned, net                                                   50,189                  42,037                  48,752
                                                           -------------------------   ---------------------   ---------------------

Total non-performing assets                                $                 67,855    $             57,616    $             62,024
                                                           =========================   =====================   =====================

Troubled debt restructurings                               $                 11,714    $             11,714    $             11,714
                                                           =========================   =====================   =====================

Allowance for losses on loans and leases                   $                 59,638    $             58,139    $             58,139
Allowance for losses on real estate held for investment                         202                     202                     202
Allowance for losses on real estate owned                                    80,062                  83,349                  84,405
                                                           -------------------------   ---------------------   ---------------------

  Total allowances for losses                              $                139,902    $            141,690    $            142,746
                                                           =========================   =====================   =====================


Ratios:

  Non-performing assets, net to total assets (2)(3)                           0.08%                   0.00%                   0.04%

  Allowance for losses on real estate loans to non-accrual
    real estate loans (1)                                                   347.97%                 344.65%                 361.35%

  Allowance for losses on consumer loans and leases to
    non-accrual consumer loans (1)(4)                                       283.27%                 343.97%                 440.52%

  Allowance for losses on loans and leases
     to non-accrual loans (1)                                               339.57%                 373.19%                 438.06%

  Allowance for losses on loans and leases to total loans
     and leases receivable (5)                                                0.73%                   0.74%                   0.90%


(1) Before deduction of allowances for losses.
(2) Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
(3) Total allowances for losses on loans and leases and real estate held for investment or sale exceeded non-performing assets at March 31, 2000.
(4) Includes subprime automobile loans.
(5) Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $67.9 million, after valuation allowances on REO of $80.1 million, at June 30, 2000, compared to $59.6 million, after valuation allowances on REO of $83.3 million, at March 31, 2000. In addition to the valuation allowances on REO, the Bank maintained $60.0 million of valuation allowances on its loan and lease portfolio at June 30, 2000. The $10.3 million increase in non-performing assets for the current quarter was attributable to increases in REO of $8.2 million and non-accrual loans of $2.1 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $17.7 million at June 30, 2000, as compared to $15.6 million at March 31, 2000. At June 30, 2000, non-accrual loans consisted of $4.8 million of non-accrual real estate loans and $12.8 million of non-accrual subprime automobile and other loans compared to non-accrual real estate loans of $5.0 million and non-accrual subprime automobile and other loans of $10.6 million at March 31, 2000. Market conditions in certain geographic regions coupled with seasonal staffing problems contributed to this increase. Management has recently increased its collections staff in an effort to reduce delinquencies and losses in these areas.

REO. At June 30, 2000, the Bank's REO totaled $50.2 million, after valuation allowances on such assets of $80.1 million as set forth in the following table. The principal component of REO consists of four planned unit developments (the "Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                          Number                                    Balance Before                    Balance After      Percent
                             of          Gross         Charge-        Valuation      All Valuation      Valuation          of
(Dollars in thousands)  Properties       Balance          Offs        Allowances       Allowances       Allowances         Total
---------------------- ----------- --------------- ------------- ------------------ --------------- ------------------- -----------
Communities                  4       $    152,329   $   32,509    $         119,820  $      76,138  $           43,682       87.1%

Residential ground           2              3,549         -                   3,549          1,520               2,029        4.0%

Commercial ground            1              9,375        2,732                6,643          2,404               4,239        8.4%

Single-family
residential properties       2                282           43                  239           -                    239        0.5%
                       ----------- --------------- ------------- ------------------ --------------- ------------------- -----------

   Total REO                 9       $    165,535   $   35,284    $         130,251  $      80,062  $           50,189      100.0%
                       =========== =============== ============= ================== =============== =================== ===========

During the three months ended June 30, 2000, REO increased $8.2 million, which was primarily attributable to an increase in the Bank's investment purchases in two of the communities and additional capitalized costs, partially offset by additional sales in the communities and other properties. The Bank purchased from certain investors their portion of the developments in two of the communities. The Bank's investment in one of the communities increased from 80% to 90% and the other community 57% to 84% as a result of the purchases.

During the three months ended June 30, 2000, the Bank received revenues of $3.5 million from dispositions of 34 residential lots or units in the Communities ($1.8 million), approximately 6 acres of commercial land in two of the Communities ($0.5 million), approximately 145 acres of commercial ground ($0.9 million) and various single-family residential properties ($0.3 million).

Delinquent Loans. At June 30, 2000, delinquent loans totaled $82.4 million, or 1.0% of loans, compared to $61.9 million, or 0.8% of loans, at March 31, 2000. The following table sets forth information regarding the Bank's delinquent loans at June 30, 2000.

                                                         Principal Balance
                                                       (Dollars in Thousands)
                        -------------------------------------------------------------------------------------
                                                    Subprime                                                        Total as a
                           Real Estate             Automobile                Other                                  Percentage
                              Loans                   Loans                   Loans               Total            of Loans (1)
                        ------------------     --------------------     -----------------    ----------------     ----------------
Loans delinquent for:
30-59 days......                $   5,143               $   50,175      $       10,260              $ 65,578                 0.8%
60-89 days......                    1,686                   12,062               3,057                16,805                 0.2%
                        ------------------     --------------------     -----------------    ----------------     ----------------
  Total............             $   6,829               $   62,237      $       13,317              $ 82,383                 1.0%
                        ==================     ====================     =================    ================     ================

(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $6.8 million at June 30, 2000, from $6.1 million at March 31, 2000.

Total delinquent subprime automobile loans increased to $62.2 million at June 30, 2000, from $45.8 million at March 31, 2000. Other consumer loans delinquent 30-89 days increased to $13.3 million at June 30, 2000, from $9.9 million at March 31, 2000. Market conditions in certain geographic regions coupled with seasonal staffing problems contributed to this increase. Management has recently increased its collections staff in an effort to reduce delinquencies and losses in these areas.

Troubled Debt Restructurings. At June 30, 2000 and March 31, 2000, loans accounted for as troubled debt restructurings totaled $11.7 million. The Bank had commitments to lend $0.1 million of additional funds on loans that have been restructured.

Real Estate Held for Investment. Real estate held for investment consisted of two properties with an aggregate book value of $2.5 million and $3.6 million, at June 30, 2000 and March 31, 2000, respectively, net of valuation allowances of $0.2 million. The $1.1 million decrease from the balance at March 31, 2000 was attributable to a sale in one of the properties.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                                                                 Three Months
                                                                           Nine Months Ended                         Ended
                                                                                June 30,                            June 30,
                                                              ---------------------------------------------
                                                                      2000                    1999                    2000
                                                              ---------------------   ---------------------  -----------------------
Balance at beginning of period                                $             58,139    $             60,157   $               58,139
                                                              ---------------------   ---------------------  -----------------------

Provision for loan and lease losses                                         34,522                  16,116                   10,760
                                                              ---------------------   ---------------------  -----------------------

Charge-offs:
  Single-family residential and home equity                                   (624)                   (424)                    (139)
  Subprime automobile                                                      (27,880)                (15,036)                  (7,870)
  Other                                                                     (7,271)                 (3,613)                  (2,614)
                                                              ---------------------   ---------------------  -----------------------
      Total charge-offs                                                    (35,775)                (19,073)                 (10,623)
                                                              ---------------------   ---------------------  -----------------------

Recoveries:
  Single-family residential and home equity                                     76                      37                        8
  Subprime automobile                                                        1,555                     558                      939
  Other                                                                      1,121                     672                      415
                                                              ---------------------   ---------------------  -----------------------
      Total recoveries                                                       2,752                   1,267                    1,362
                                                              ---------------------   ---------------------  -----------------------

Charge-offs,  net of recoveries                                            (33,023)                (17,806)                  (9,261)
                                                              ---------------------   ---------------------  -----------------------

Balance at end of period                                      $             59,638    $             58,467   $               59,638
                                                              =====================   =====================  =======================




Provision for loan losses to average loans and leases  (1) (2)               0.63%                   0.48%                    0.53%
Net loan charge-offs to average loans and leases (1) (2)                     0.60%                   0.53%                    0.46%
Ending allowance for losses on loans and leases to total
  loans and leases (2) (3)                                                   0.73%                   1.02%                    0.73%





(1) Annualized.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                      June 30,                                September 30,
                                            ---------------------------------------------------------
                                                        2000                           1999                        1999
                                            ---------------------------- ----------------------------  ---------------------------
                                                          Percent of                   Percent of                   Percent of
                                                           Loans to                     Loans to                     Loans to
                                              Amount      Total Loans      Amount      Total Loans       Amount     Total Loans
                                            ----------- ---------------- ----------- ----------------  ----------- ---------------
Balance at end of period allocated to:


Single-family residential                   $    3,578           59.5 %  $    3,578           58.5 %   $    3,578          63.4 %

Home equity                                        556            3.3           556            3.3            556           3.7

Commercial real estate and multifamily           9,087            0.6         9,189            0.7         11,355           0.9

Real estate construction and ground              4,127            3.4         3,820            3.3          1,697           3.5

Commercial                                       5,960            6.8         4,666            6.3          4,623           6.1

Automobile                                       3,334           17.6         3,334           18.7          3,334          12.8

Subprime automobile                             28,782            7.2        28,782            7.4         28,782           7.4

Home improvement and related loans               3,523            1.2         3,523            1.4          3,523           1.7

Overdraft lines of credit and
    other consumer                                 691            0.4           691            0.4            691           0.5

                                            -----------                  -----------                   -----------

    Total                                   $   59,638                   $   58,139                    $   58,139
                                            ===========                  ===========                   ===========

Real Estate Held for Investment or Sale
(Dollars in thousands)



Activity in Allowance for Losses
                                                                                     Three Months
                                                         Nine Months Ended              Ended
                                                              June 30,                 June 30,
                                                   -------------------------------
                                                       2000             1999             2000
                                                   --------------   --------------  ---------------

Balance at beginning of period:
  Real estate held for investment                  $         202    $         202   $          202
  Real estate held for sale                               84,405          153,564           83,349
                                                   --------------   --------------  ---------------
    Total                                                 84,607          153,766           83,551
                                                   --------------   --------------  ---------------

Provision for real estate losses:
  Real estate held for sale                                  350              --               350
                                                   --------------   --------------  ---------------
    Total                                                    350              --               350
                                                   --------------   --------------  ---------------


Charge-offs:

  Real estate held for sale:
  Residential ground                                         (64)              --               --
  Commercial ground                                       (3,396)              --           (3,285)
  Communities                                             (1,233)         (67,530)            (352)
                                                     ------------     ------------    -------------
  Total                                                   (4,693)         (67,530)          (3,637)
                                                     ------------     ------------    -------------

Balance at end of period:
  Real estate held for investment                            202              202              202
  Real estate held for sale                               80,062           86,034           80,062
                                                   --------------   --------------  ---------------
    Total                                          $      80,264    $      86,236   $       80,264
                                                   ==============   ==============  ===============





Components of Allowance for Losses
                                                      June 30,         March 31,    September 30,
                                                        2000             2000            1999
                                                   -------------------------------  ---------------

Allowance for losses on real estate
  held for investment                              $         202    $         202   $          202
                                                   --------------   --------------  ---------------

Allowance for losses on real estate held for sale:
  Residential ground                                       1,520            1,520            1,520
  Commercial ground                                        2,404            5,689            5,800
  Communities                                             76,138           76,140           77,085
                                                   --------------   --------------  ---------------
    Total                                                 80,062           83,349           84,405
                                                   --------------   --------------  ---------------

     Total allowance for losses on real
       estate held for investment or sale          $      80,264    $      83,551   $       84,607
                                                   ==============   ==============  ===============

At June 30, 2000, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale were $139.9 million, a slight decrease from the $141.7 million at March 31, 2000. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Based on this analysis, the Bank increased the allowance for loan and lease losses by $1.5 million during the quarter ended June 30, 2000, while the allowance for real estate held for investment or sale decreased by $3.6 million.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $97.3 million at June 30, 2000, which constituted 72% of total non-performing real estate assets, before valuation allowances. During the three months ended June 30, 2000, the Bank recorded net charge-offs of $3.8 million on these assets. The allowance for losses on real estate held for sale at June 30, 2000 is in addition to approximately $35.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 2000.

The combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $36.3 million at June 30, 2000, unchanged from the amount at March 31, 2000. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans were 283.3% and 1.7%, respectively, at June 30, 2000 compared to 344.0% and 1.7%, respectively, at March 31, 2000.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 2000, which reflects management's estimate of mortgage loan prepayments, amortization and provisions for loans and leases with adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank's loans based on recent actual and market experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                    More than         More than         More than
                                                    Six Months        One Year         Three Years
                                   Six Months        through           through           through        More than
                                    or Less          One Year        Three Years       Five Years       Five Years        Total
                               ---------------- ---------------- ----------------- ----------------- --------------- ---------------
As of June 30, 2000
Real estate loans:
 Adjustable-rate               $       937,884  $       236,819  $        770,086  $        619,888  $      412,334  $    2,977,011
 Fixed-rate                            113,170           91,451           332,076           286,753       1,272,893       2,096,343
 Home equity credit lines and
   second mortgages                    249,428           10,957            36,307            24,107          25,378         346,177
Commercial                             413,175           15,794            50,617            34,839          40,869         555,294
Consumer and other                     449,526          328,843           935,201           233,309          13,860       1,960,739
Loans held for sale                     93,909               --                --                --              --          93,909
Loans held for securitization
  and sale                             165,000               --                --                --              --         165,000
Mortgage-backed securities             363,876          278,991           202,658            71,676         204,354       1,121,555
Trading securities                       4,134               --                --                --              --           4,134
Other investments                      231,877               --            45,462                --              --         277,339
                               ---------------- ---------------- ----------------- ----------------- --------------- ---------------

 Total interest-earning assets       3,021,979          962,855         2,372,407         1,270,572       1,969,688       9,597,501
Total non-interest earning
  assets                                    --               --                --                --         931,140         931,140
                               ---------------- ---------------- ----------------- ----------------- --------------- ---------------

 Total assets                  $     3,021,979  $       962,855  $      2,372,407  $      1,270,572  $    2,900,828  $   10,528,641
                               ================ ================ ================= ================= =============== ===============

Deposits:
 Fixed maturity deposits       $     1,618,824  $       785,812  $        618,947  $         52,083  $           --  $    3,075,666
 NOW, statement and
  passbook accounts                  1,690,702           43,554           145,060            98,732         210,409       2,188,457
 Money market deposit
   accounts                          1,104,953               --                --                --              --       1,104,953
Borrowings:
 Capital notes - subordinated               --               --                --                --         250,000         250,000
 Other                                 804,619           90,426         1,322,251           283,431          53,454       2,554,181
                               ---------------- ---------------- ----------------- ----------------- --------------- ---------------
 Total interest-bearing
   liabilities                       5,219,098          919,792         2,086,258           434,246         513,863       9,173,257
Total non-interest bearing
  liabilities                               --               --                --                --         892,921         892,921
Stockholders' equity                        --               --                --                --         462,463         462,463
                               ---------------- ---------------- ----------------- ----------------- --------------- ---------------
 Total liabilities &
   stockholders' equity        $     5,219,098  $       919,792  $      2,086,258  $        434,246  $    1,869,247  $   10,528,641
                               ================ ================ ================= ================= =============== ===============

Gap                            $    (2,197,119) $        43,063  $        286,149  $        836,326  $    1,455,825
Cumulative gap                 $    (2,197,119) $    (2,154,056) $     (1,867,907) $     (1,031,581) $      424,244
Adjusted cumulative gap as
  a percentage of total assets          (20.9)%          (20.5)%           (17.7)%            (9.8)%          4.0 %

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 20.5% at June 30, 2000 compared to a negative 21.6% at March 31, 2000. The modest improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable rate mortgage loans with repricing terms of less than one-year.

Capital. At June 30, 2000, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 2000 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                         Minimum                  Excess
                                                                  Actual            Capital Requirement           Capital
                                                         ------------------------ ------------------------ -------------------------
                                                                        As a %                   As a %                    As a %
                                                            Amount     of Assets      Amount    of Assets      Amount    of Assets
                                                         ------------  ---------- ------------- ---------- ------------- -----------
Stockholders' equity per financial statements            $   486,264
  Minority interest in REIT Subsidiary (1)                   144,000
  Net unrealized holding gains (2)                                 2
                                                         ------------
                                                             630,266

Adjustments for tangible and core capital:
  Intangible assets                                          (52,299)
  Non-allowable minority interest in
    REIT Subsidiary (1)                                         (603)
  Non-includable subsidiaries  (3)                            (2,904)
  Non-qualifying purchased/originated loan servicing            (873)
                                                         ------------
     Total tangible capital                                  573,587       5.46%  $    157,451      1.50%  $    416,137       3.96%
                                                         ------------  ========== ============= ========== ============= ===========

     Total core capital (4)                                  573,587       5.46%  $    419,869      4.00%  $    153,719       1.46%
                                                         ------------  ========== ============= ========== ============= ===========

     Tier 1 risk-based capital (4)                           573,587       7.27%  $    315,420      4.00%  $    258,168       3.27%
                                                         ------------  ========== ============= ========== ============= ===========

Adjustments for total risk-based capital:
  Subordinated capital debentures                            250,000
  Allowance for general loan losses                           52,518
                                                         ------------
     Total supplementary capital                             302,518
                                                         ------------
     Total available capital                                 876,105
  Equity investments (3)                                      (8,246)
                                                         ------------
     Total risk-based capital (4)                        $   867,859      11.10%  $    630,840      8.00%  $    271,431       3.10%
                                                         ============  ========== ============= ========== ============= ===========


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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at June 30, 2000, after valuation allowances of $80.1 million, by the fiscal year in which the property was acquired through foreclosure.

               Fiscal Year                 (In thousands)
               ------------             --------------------
               1990 (1) (2)                      $   16,608
               1991 (2)                              27,074
               1992                                       -
               1993                                       -
               1994                                       -
               1995                                   6,268
               1996                                       -
               1997                                       -
               1998                                       -
               1999                                       -
               2000                                     239
                                        --------------------
               Total REO                         $   50,189
                                        ====================
-----------------------
(1) Includes REO, with an aggregate net book value of $8.6 million, which the Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $35.4 million, for which the Bank received an extension of the holding periods through August 4, 2001.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

General. The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 1999 and 1998, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from Chevy Chase, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends and tax sharing payments from the Bank.

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

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the final quarter of fiscal 2000 and subsequent years, will depend in significant part on its receipt of dividends from the Bank and tax sharing payments from the Bank pursuant to the tax sharing agreement among the Trust, the Bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, regulatory restrictions on such payments, and in the case of tax sharing payments, the continued consolidation of the Bank and the Bank's subsidiaries with the Trust for federal income tax purposes.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods, should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. In the first nine months of fiscal 2000, the Bank made no tax sharing payments, but did make dividend payments of $9.6 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust's consolidation of the Bank's operations in the Trust's federal income tax return will result in the use of the Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe. If, in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or
(ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

Through June 30, 2000, the Trust has purchased either in the open market or through dividend reinvestment approximately 2,513,000 shares of common stock of Saul Centers Inc. ("Saul Centers"), which represents 18.5% of such company's outstanding common stock. As of June 30, 2000 the market value of these shares was approximately $40.5 million. All shares have been pledged as collateral with the Real Estate Trust's credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership("Saul Holdings Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2000, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. During the period April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. The majority of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's credit line banks.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2000 the Real Estate Trust had outstanding borrowings of $15.7 million and unrestricted availability of $16.4 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership and Saul Centers. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. At June 30, 2000 the Real Estate Trust had outstanding borrowings of $7.5 million and unrestricted availability of $9.4 million.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 2000 for the remainder of fiscal 2000 and subsequent years is set forth in the following table:

                       Debt Maturity Schedule
                            (In thousands)
-------------------------------------------------------------------
Fiscal        Mortgage   Notes Payable-  Notes Payable-
 Year          Notes        Secured        Unsecured        Total
-------------------------------------------------------------------
2000 (1)    $  2,650       $    ---        $1,538         $  4,188
2001          34,642            ---         6,046           40,688
2002          21,075         23,200         7,847           52,122
2003          15,644            ---        11,013           26,657
2004           7,817            ---         9,616           17,433
Thereafter   194,529        200,000         9,960          404,489
-------------------------------------------------------------------
Total       $276,357       $223,200      $ 46,020         $545,577
==================================================================
(1) July 1, 2000 - September 30, 2000

Of the $276.4 million of mortgage debt outstanding at June 30, 2000, $192.2 million was nonrecourse to the Real Estate Trust.

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

In June 2000, the Real Estate Trust completed the refinancing of one office/industrial property. The new loan was for $6.6 million at a fixed interest rate of 8.47%, and it replaced a floating-rate construction loan with an outstanding balance of $3.6 million.
The new loan has a 15-year term and requires amortization based on a 20-year schedule.

Development and Capital Expenditures. During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels:

TownePlace Suites by Marriott containing 91 units located on a 2 acre site owned by the Real Estate Trust in Avenel Business Park in Gaithersburg, Maryland. This hotel opened for business on June 24, 1999.

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

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia near Reagan National Airport. The 308-room Crystal City Holiday Inn was converted into a Holiday Inn Crowne Plaza, while the 279-room Howard Johnsons was converted into a Holiday Inn. Both hotels began operations under their new designations during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations were largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnsons hotel. A restaurant, which had been operated by an unaffiliated company, was also renovated. The incremental costs for the two conversions were funded by the Real Estate Trust in part from its internal resources and in part from its bank lines.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tysons Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. Opening is scheduled for December 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,391 square foot single-story office/research and development building located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost of this project, known as Dulles North Building Five, was $5.0 million, with financing of $3.6 million for a three-year term. This loan was refinanced in June 2000 as indicated above. The project is 100% leased to a single tenant and became operational on March 1, 2000.

On December 13, 1999, the Real Estate Trust purchased Tysons Park Place, an office building owned by Chevy Chase. The building is located in Tysons Corner, McLean, Virginia and contains approximately 248,000 square feet of leasable area, which was 99% leased as of December 31, 1999. Chevy Chase occupies approximately 45% of the building. The Real Estate Trust purchased the property and an adjacent land parcel suitable for further development for $37.0 million. The transaction was financed with the proceeds of a $32.0 million mortgage loan, which has a 20-year term and a fixed interest rate of 8.21%.

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in the Cascades Town Center in Sterling, Virginia, for the purpose of constructing a 152-room Hampton Inn. The purchase price was $1,060,000 and the seller was Chevy Chase. Development costs for the hotel are projected to be $11.3 million. The hotel is being financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options. Opening is scheduled for November 2000.

During the quarter ended March 31, 2000, the Real Estate Trust began the development of a 30,000 square foot office flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland. The development cost is projected to be $3.2 million, which the Real Estate Trust is financing with its bank lines. Completion is expected in the summer of 2000. The project is 100% leased to a single tenant. In July 2000, the Real Estate Trust agreed to sell its interest in this project to Saul Centers at a price of $4.2 million, as determined by an independent appraisal.

Also, during the quarter ended March 31, 2000, the Real Estate Trust began the development of a 53,000 square foot office flex building located on a 3.8 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known as Dulles North Building Six. Development costs are projected to be $6.1 million and will be financed with the proceeds of a $5.2 million mortgage loan. Completion is expected in the summer of 2000. The project is 100% leased to a single tenant.

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the Loudoun Tech Center, a 246 acre business park located in Loudoun County, Virginia, for $1,050,000. The site was purchased for the purpose of developing an 81,000 square foot office flex building to be known as Loudoun Tech Phase I. The cost of development is projected to be $8.4 million and will be financed by a $7.4 million mortgage loan. Construction is expected to be completed in November 2000 and the building is expected to be operational by November 2001.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.5 to $10.0 million per year for the next several years.

BANKING:

Liquidity. The required liquidity level under OTS regulations at June 30, 2000 was 4.0%. The Bank's average liquidity ratio for the quarter ended June 30, 2000 was 7.5%, compared to 10.0% for the quarter ended March 31, 2000.

The Bank securitized and sold $349.4 million of automobile receivables during the three months ended June 30, 2000. At June 30, 2000, the Bank is considering the securitization and sale of $165 million of outstanding automobile receivables. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell mortgage, home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $49.1 million and $10.7 million, respectively, at June 30, 2000, and $51.7 million and $11.9 million, respectively, at March 31, 2000, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $4.1 million and $5.0 million at June 30, 2000 and March 31, 2000, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the Bank. At June 30, 2000, recourse to the Bank under these arrangements was $10.9 million, consisting of restricted cash accounts of $8.3 million and overcollateralization of receivables of $2.6 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At June 30, 2000 and March 31, 2000 recourse to the Bank under this arrangement totaled $3.2 million and $2.0 million, respectively.

There were no material commitments for capital expenditures at June 30, 2000. During fiscal 1999, the Bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the Bank is developing an office building to use as its new corporate headquarters. The project is expected to be completed July 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 (the "2000 quarter") COMPARED TO
      THREE MONTHS ENDED JUNE 30, 1999 (the "1999 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $6.0 million and operating income of $2.2 million in the 2000 quarter compared to income before depreciation and amortization of $3.4 million and operating income of $181,000 in the 1999 quarter. The increase in operating income was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased $2,021,000 (21.3%) in the 2000 quarter over the level achieved in the 1999 quarter. $1,287,000 (13.5%) of this increase reflected improved results from the twelve hotels owned throughout both quarters, and $734,000 (7.7%) reflected results from non-comparable properties. The increase in total revenue of $4,603,000 (20.4%)exceeded the increase of $2,581,000 (19.7%) in direct operating expenses. For the twelve hotels owned throughout both periods, the increase in total revenue was $2,773,000 (12.3%) and the increase in direct operating expenses was $1,486,000 (11.4%). The revenue increase was attributable to improved market conditions, which permitted the Real Estate Trust to raise average room rates at ten properties and average occupancy levels at seven properties.

Income after direct operating expenses from office and industrial properties increased $2,508,000 (60.0%) in the 2000 quarter compared to such income in the 1999 quarter. $357,000 (8.5%)of this increase reflected improved results from the seven properties owned throughout both quarters and $2,151,000 (51.5%) reflected results from non-comparable properties. The increase in total revenue of $3,006,000 (49.0%) exceeded the increase of $498,000 (25.5%) in direct operating expenses. For the seven properties owned throughout both periods, the increase in total revenue was $445,000 (7.3%) and the increase in direct operating expenses was $88,000 (4.5%).

Other income increased $19,000 (2.9%) during the 2000 quarter, largely due to income received for granting a temporary easement at a land parcel.

Land parcels and other expense increased $29,000 (9.3%) during the 2000 quarter due to higher property taxes.

Interest expense increased $2,073,000 (21.1%)in the 2000 quarter, primarily because of higher mortgage interest and higher interest on bank borrowings. The average balance of the Real Estate Trust's outstanding borrowings increased to $528.1 million for the 2000 quarter from $436.0 million for the 1999 quarter. The increase in average borrowings was the result of mortgage loan refinancings and bank borrowings. The weighted average cost of borrowings was 9.32% in the 2000 quarter compared to 9.24% in the 1999 quarter.

Capitalized interest increased $21,000 (6.9%) during the 2000 quarter due to the higher level of development activity in the current period.

Amortization of debt expense increased $115,000 (198.3%) in the 2000 quarter, primarily due to costs experienced in adding new debt.

Depreciation increased $468,000 (15.0%) in the 2000 quarter as a result of the addition of seven new properties and new assets placed in service at existing properties.

Advisory, management and leasing fees paid to related parties increased $450,000 (18.0%) in the 2000 quarter from their expense level in the 1999 quarter. The monthly advisory fee in the 2000 quarter was $349,000 compared to $337,000 in the 1999 quarter, which resulted in an aggregate increase of $35,000 (3.5%). Management and leasing fees increased $415,000 (27.9%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense increased $537,000 (210.1%) in the 2000 quarter, principally as a result of higher legal and accounting expense.

Equity on earnings of unconsolidated entities reflected earnings of $1,734,000 in the 2000 quarter, an increase of $98,000 (6.0%) over the amount recorded in the 1999 quarter. The improvement was due to increased period-to-period earnings of Saul Centers.

In April 2000, the Real Estate Trust received $1.3 million from Cobb County, Georgia, in payment on the condemnation for road improvements of a 3.4 acre piece of its Circle 75 land parcel. The gain on this transaction was $999,000.

BANKING:

Overview. The Bank recorded operating income of $25.9 million for the 2000 quarter, compared to operating of $20.0 million for the 1999 quarter. Contributing to the increased income were increases in interest income on loans and leases, gain on sales of loans and deposit service fees which were partially offset by increases in interest expense, provision for loan and lease losses and operating expenses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $16.7 million (or 23.2%) in the 2000 quarter over the 1999 quarter. Included in interest income during the 2000 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.9 million for the 2000 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                               2000                                          1999
                                            --------------------------------------------  ------------------------------------------
                                                 Average                      Yield/          Average                      Yield/
                                                Balances         Interest      Rate           Balances        Interest      Rate
                                            ----------------  ------------- ------------  ---------------  ------------- -----------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                 $     8,067,801   $    169,190      8.39 %    $    5,171,243   $    107,298      8.30 %
  Mortgage-backed securities                      1,156,908         18,527      6.41           1,522,659         22,494      5.91
  Federal funds sold and securities
    purchased under agreements to resell             78,220          1,062      5.43              30,747            380      4.94
  Trading securities                                 15,816            233      5.89              64,927          1,106      6.81
  Investment securities                              45,467            660      5.81              45,492            618      5.43
  Other interest-earning assets                     182,818          3,254      7.12             184,658          2,641      5.72
                                            ----------------  -------------               ---------------  -------------
   Total                                          9,547,030        192,926      8.08           7,019,726        134,537      7.67
                                                              ------------- ------------                   ------------- -----------

 Noninterest-earning assets:
  Cash                                              252,223                                      243,378
  Real estate held for investment or sale            49,438                                       56,697
  Property and equipment,  net                      324,275                                      295,309
  Goodwill and other intangible assets, net          26,283                                       28,947
  Other assets                                      269,910                                      259,222
                                            ----------------                              ---------------
   Total assets                             $    10,469,159                               $    7,903,279
                                            ================                              ===============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                          $     1,248,192          2,720      0.87      $    1,153,901          2,895      1.00
   Savings deposits                                 934,119          4,313      1.85           1,034,203          5,248      2.03
   Time deposits                                  2,881,435         41,576      5.77           1,522,435         17,908      4.71
   Money market deposits                          1,093,874         10,028      3.67           1,093,696          9,097      3.33
                                            ----------------    -----------               ---------------    -----------
   Total deposits                                 6,157,620         58,637      3.81           4,804,235         35,148      2.93
  Borrowings                                      2,976,595         45,605      6.13           1,947,958         27,412      5.63
                                            ----------------  -------------               ---------------  -------------
   Total liabilities                              9,134,215        104,242      4.56           6,752,193         62,560      3.71
                                                              ------------- ------------                   ------------- -----------
 Noninterest-bearing items:
  Noninterest-bearing deposits                      549,181                                      469,243
  Other liabilities                                 182,942                                       98,042
  Minority interest                                 144,000                                      144,000
  Stockholders' equity                              458,821                                      439,801
                                            ----------------                              ---------------

   Total liabilities and stockholders'
    equity                                  $    10,469,159                               $    7,903,279
                                            ================                              ===============

Net interest income                                           $     88,684                                 $     71,977
                                                              =============                                =============
Net interest spread (2)                                                         3.52 %                                       3.96 %
                                                                            ============                                 ===========
Net yield on interest-earning assets (3)                                        3.72 %                                       4.10 %
                                                                            ============                                 ===========

Interest-earning assets to interest-bearing
 liabilities                                                                  104.52 %                                     103.96 %
                                                                            ============                                 ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                         Three Months Ended June 30, 2000
                                                                   Compared to
                                                         Three Months Ended June 30, 1999
                                                               Increase (Decrease)
                                                               Due to Change in (1)
                                              -------------------------------------------------------
                                                                                           Total
                                                   Volume               Rate               Change
                                              ----------------    ---------------     ---------------
Interest income:
  Loans (2)                                   $        60,717     $        1,175      $       61,892
  Mortgage-backed securities                          (14,194)            10,227              (3,967)
  Federal funds sold and securities
    purchased under agreements  to resell                 641                 41                 682
  Trading securities                                     (741)              (132)               (873)
  Investment securities                                    (2)                44                  42
  Other interest-earning assets                          (178)               791                 613
                                              ----------------    ---------------     ---------------
      Total interest income                            46,243             12,146              58,389
                                              ----------------    ---------------     ---------------


Interest expense:
  Deposit accounts                                     11,368             12,121              23,489
  Borrowings                                           15,574              2,619              18,193
                                              ----------------    ---------------     ---------------
      Total interest expense                           26,942             14,740              41,682
                                              ----------------    ---------------     ---------------



Increase in net interest income               $        19,301     $       (2,594)     $       16,707
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

Interest income in the 2000 quarter increased $58.4 million (or 43.4%) from the level in the 1999 quarter as a result of higher average balances and slightly higher average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.52% in the 2000 quarter from 3.96% in the 1999 quarter. The decrease in the net interest spread primarily reflected an increase in the cost of deposits and Federal Home Loan Bank advances. Partially offsetting the increase in deposit and borrowings cost was a slight increase in the yield on loans and mortgage-backed securities. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 104.52% for the 2000 quarter compared to 103.96% for the 1999 quarter.

Interest income on loans, the largest category of interest-earning assets, increased by $61.9 million from the 1999 quarter primarily because of higher average balances. Higher average balances of the Bank's automobile loans, which increased $1.3 billion (or 158.0%), resulted in a $30.0 million (or 105.2%) increase in interest income from such loans. Average balances of single-family residential loans, commercial loans and real estate construction loans increased $1.2 billion, $252.6 million and $61.2 million, respectively, and contributed to a $22.6 million, $5.8 million and $2.3 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2000 quarter increased 9 basis points (from 8.30% to 8.39%) from the average yield in the 1999 quarter. Contributing to the slightly higher net yield was an increase in the average yield on home equity loans, residential construction loans and commercial loans. Partially offsetting the increase was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 26.4% during the 2000 quarter from 41.9% during the 1999 quarter.

Interest income on mortgage-backed securities decreased $4.0 million (or 17.6%) primarily because of lower average balances. The effect of the $365.8 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.91% to 6.41%.

Interest expense on deposits increased $23.5 million (or 66.8%) during the 2000 quarter due to increased average rates and average balances. The 88 basis point increase in the average rate on deposits (from 2.93% to 3.81%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal year 2000, the Bank increased its use of brokered deposits as an alternative funding source.

Interest expense on borrowings increased $18.2 million (or 66.4%) in the 2000 quarter over the 1999 quarter. A $715.8 million (or 56.1%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, an increase in the average rate on such borrowings (from 5.23% to 5.70%) resulted in an increase of $11.7 million in interest expense from such borrowings.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $10.8 million in the 2000 quarter from $5.7 million in the 1999 quarter. The $5.1 million increase was primarily due to increased charge-offs as a result of the aging of the Bank's loan portfolio following last year's growth. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $43.5 million in the 2000 quarter from $36.6 million in the 1999 quarter. The $6.9 million (or 20.0%) increase was primarily attributable to an increase in deposit service fees and gain on sales of loans. Deposit servicing fees increased $5.2 million (or 28.4%) during the 2000 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network. Partially offsetting the increase was a loss on the sale of trading securities. The Bank recognized a gain on sales of loans of $4.9 million during the current quarter compared to $0.1 million in the prior corresponding quarter.

Operating Expenses. Operating expenses for the 2000 quarter increased $12.6 million (or 15.2%) from the level in the 1999 quarter. Salaries and employee benefits increased $4.4 million (or 9.8%) as a result of additions of staff to the Bank's consumer lending department and branch operations. Also contributing to increased operating expenses for the 2000 quarter was an increase in other operating expenses of $4.6 million (or 45.9%). The 1999 quarter included a reduction in other operating expenses related to services the Bank provided to First USA following the sale of the credit card portfolio on September 30, 1998.

NINE MONTHS ENDED JUNE 30, 2000 (the "2000 period") COMPARED TO NINE MONTHS
    ENDED JUNE 30, 1999 (the "1999 period").

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of $7.9 million and an operating loss of $3.7 million in the 2000 period compared to operating income before depreciation and amortization of $3.1 million and an operating loss of $6.0 million in the 1999 period. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotels increased $5,290,000 (24.2%) in the 2000 period over the level achieved in the 1999 period. $2,123,000 (9.7%) of this increase reflected improved results from twelve hotels owned throughout both periods and $3,167,000 (14.5%) reflected results from non-comparable properties. The increase in total revenue of $12,143,000 (20.8%) exceeded the increase of $6,853,000 (18.8%) in direct operating expenses. For the twelve hotels owned throughout both periods, the increase in total revenue was $5,785,000 (9.9%) and the increase in direct operating expenses was $3,662,000 (10.0%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates at ten properties and an average occupancy levels at seven properties.

Income after direct operating expenses from office and industrial properties increased $5,691,000 (46.2%) in the 2000 period compared to such income in the 1999 period. $908,000 (7.4%) of this increase reflected improved results from the seven properties owned throughout both periods and $4,783,000 (38.8%) reflected results from non-comparable properties. The increase in total revenue of $6,816,000 (37.7%) exceeded the increase of $1,125,000 (19.6%) in direct operating expenses. For the seven properties owned throughout both periods, the increase in total revenue was $1,080,000 (6.0%) and the increase in direct operating expenses was $172,000 (3.0%).

Other income increased $139,000 (6.4%) during the 2000 period due to higher interest income.

Land parcels and other expense increased $416,000 (74.4%) during the 2000 period. Last year's number reflected a multi-year tax refund at one property.

Interest expense increased $4,503,000 (15.0%) in the 2000 period, primarily because of higher mortgage interest and higher interest on bank borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $509.3 million for the 2000 period from $441.3 million for the 1999 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and higher bank borrowings. The weighted average cost of borrowings was 9.33% in the 2000 period compared to 9.27% in the 1999 period.

Capitalized interest increased $113,000 (16.6%) during the 2000 period due to the higher level of development activity in the current period.

Amortization of debt expense increased $269,000 (121.2%) in the 2000 period, primarily due to costs experienced in adding new debt.

Depreciation increased $2,185,000 (24.5%) in the 2000 period as a result of the additions of new properties and new assets placed in service at existing properties.

Advisory, management and leasing fees paid to related parties increased $1,139,000 (16.3%) in the 2000 period from their expense level in the 1999 period. The monthly advisory fee in the 2000 period was $349,000 compared to $337,000 in the prior period, which resulted in an aggregate increase of $106,000 (3.5%). Management and leasing fees increased $1,033,000 (26.0%) in the current period, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense increased $2,817,000 (379.3%) in the 2000 period, principally as a result of a $1.2 million payment to terminate the Howard Johnsons franchise at one hotel, start-up expenses for new hotels, higher legal and accounting costs and the writeoff of abandoned development expenses.

Equity in earnings of unconsolidated entities reflected earnings of $5,712,000 for the 2000 period and earnings of $4,409,000 for the 1999 period, an increase of $1,303,000 (29.6%). The improvement was due to increased period-to-period earnings of Saul Centers.

In April 2000, the Real Estate Trust received $1.3 million from Cobb County, Georgia, in payment on the condemnation for road improvements of a 3.4 acre piece of its Circle 75 land parcel. The gain on this transaction was $999,000.

BANKING:

Overview. The Bank recorded operating income of $56.0 million for the 2000 period, compared to operating income of $77.0 million for the 1999 period. The decrease in income for the period was primarily attributable to a decrease in other (non-interest) income resulting from the inclusion in last year's results of a $31.6 million gain from the sale of one of the Bank's REO properties. Operating (non-interest) expense also increased by $34.2 million. In addition, an increase in provision for loan and lease losses of $18.4 million contributed to the reduced income in the 2000 period. Partially offsetting the reduction of income was an increase in net interest income of $59.2 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $59.2 million (or 30.1%) in the 2000 period over the 1999 period. Included in interest income during the 2000 period was $0.3 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $2.4 million for the 2000 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Nine Months Ended June 30,
                                            ----------------------------------------------------------------------------------------
                                                               2000                                         1999
                                            -------------------------------------------  -------------------------------------------
                                                Average                       Yield/         Average                       Yield/
                                                Balances        Interest       Rate          Balances        Interest       Rate
                                            ---------------  -------------  -----------  ---------------  -------------  -----------
Assets:
 Interest-earning assets:
  Loans receivable, net (1)                 $    7,354,928   $    461,148       8.36 %   $    4,396,181   $    277,874       8.43 %
  Mortgage-backed securities                     1,221,771         57,373       6.26          1,715,788         76,173       5.92
  Federal funds sold and securities
    purchased under agreements to resell           170,404          7,173       5.61             58,047          2,162       4.97
  Trading securities                                20,259            970       6.38             52,460          2,708       6.88
  Investment securities                             45,339          1,957       5.76             44,498          1,847       5.53
  Other interest-earning assets                    231,864         11,344       6.52            202,961          8,449       5.55
                                            ---------------  -------------               ---------------  -------------
   Total                                         9,044,565        539,965       7.96          6,469,935        369,213       7.61
                                                             -------------  -----------                   -------------  -----------

 Noninterest-earning assets:
  Cash                                             278,395                                      241,140
  Real estate held for investment or sale           49,297                                       62,285
  Property and equipment,  net                     311,828                                      289,543
  Goodwill and other intangible assets, net         26,960                                       29,708
  Other assets                                     236,500                                      251,610
                                            ---------------                              ---------------
   Total assets                             $    9,947,545                               $    7,344,221
                                            ===============                              ===============

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  Deposit accounts:
   Demand deposits                          $    1,203,496          7,901       0.88     $    1,112,023          9,039       1.08
   Savings deposits                                953,705         13,310       1.86          1,026,164         16,345       2.12
   Time deposits                                 2,572,590        105,747       5.48          1,501,349         54,888       4.87
   Money market deposits                         1,101,966         28,716       3.47          1,072,806         26,995       3.36
                                            ---------------    -----------               ---------------    -----------
   Total deposits                                5,831,757        155,674       3.56          4,712,342        107,267       3.04
  Borrowings                                     2,848,714        128,108       6.00          1,506,837         64,992       5.75
                                            ---------------  -------------               ---------------  -------------
   Total liabilities                             8,680,471        283,782       4.36          6,219,179        172,259       3.69
                                                             -------------  -----------                   -------------  -----------
 Noninterest-bearing items:
  Noninterest-bearing deposits                     505,232                                      465,236
  Other liabilities                                165,244                                       83,173
  Minority interest                                144,000                                      144,000
  Stockholders' equity                             452,598                                      432,633
                                            ---------------                              ---------------
   Total liabilities and stockholders'
    equity                                  $    9,947,545                               $    7,344,221
                                            ===============                              ===============

Net interest income                                          $    256,183                                 $    196,954
                                                             =============                                =============
Net interest spread (2)                                                         3.60 %                                       3.92 %
                                                                            ===========                                  ===========
Net yield on interest-earning assets (3)                                        3.78 %                                       4.06 %
                                                                            ===========                                  ===========
Interest-earning assets to interest-bearing
  liabilities                                                                 104.19 %                                     104.03 %
                                                                            ===========                                  ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                        Nine Months Ended June 30, 2000
                                                                  Compared to
                                                        Nine Months Ended June 30, 1999
                                                              Increase (Decrease)
                                                              Due to Change in (1)
                                             -------------------------------------------------------
                                                                                          Total
                                                  Volume               Rate              Change
                                             ---------------     ---------------    ----------------
Interest income:
  Loans (2)                                  $      187,120      $       (3,846)    $       183,274
  Mortgage-backed securities                        (25,401)              6,601             (18,800)
  Federal funds sold and securities
    purchased under agreements  to resell             4,698                 313               5,011
  Trading securities                                 (1,554)               (184)             (1,738)
  Investment securities                                  34                  76                 110
  Other interest-earning assets                       1,300               1,595               2,895
                                             ---------------     ---------------    ----------------
      Total interest income                         166,197               4,555             170,752
                                             ---------------     ---------------    ----------------


Interest expense:
  Deposit accounts                                   28,142              20,265              48,407
  Borrowings                                         60,178               2,938              63,116
                                             ---------------     ---------------    ----------------
      Total interest expense                         88,320              23,203             111,523
                                             ---------------     ---------------    ----------------



Increase in net interest income              $       77,877      $      (18,648)    $        59,229
                                             ===============     ===============    ================









----------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 2000 period increased $170.8 million (or 46.3%) from the level in the 1999 period as a result of higher average balances of loans and leases receivable, which was partially offset by lower average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.60% in the 2000 period from 3.92% in the 1999 period. The 32 basis point reduction in the net interest spread primarily reflected the decline in the yield on loans resulting from lower yields on consumer loans. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 104.19% for the 2000 period compared to 104.03% for the 1999 period.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $183.3 million from the 1999 period primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $1.4 billion (or 46.4%), resulted in a $74.1 million (or 46.4%) increase in interest income from such loans. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.2 billion, $231.3 million and $93.1 million, respectively, and contributed to a $83.3 million, $14.4 million and $7.4 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2000 period decreased 7 basis points (from 8.43% to 8.36%) from the average yield in the 1999 period. Contributing to the lower net yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 29.6% during the 2000 period from 48.5% during the 1999 period. Also contributing to the decreased average yield on the loan portfolio was a decrease in the average yield on home improvement loans (from 10.04% to 9.01%). An increase in the average yield on home equity loans (from 7.12% to 8.48%) resulting from increases in the index on which the interest rates on such loans are based slightly offset the decreases in the average yield on the loan portfolio.

Interest income on mortgage-backed securities decreased $18.8 million (or 24.7%) primarily because of lower average balances. The effect of the $494.0 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.92% to 6.26%.

Interest expense on deposits increased $48.4 million (or 45.1%) during the 2000 period due to increased average rates and average balances. The 52 basis point increase in the average rate on deposits (from 3.04% to 3.56%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal year 2000, the Bank increased its use of brokered deposits as an alternative funding source.

Interest expense on borrowings increased $63.1 million (or 97.1%) in the 2000 period over the 1999 period. A $1.1 billion (or 136.7%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, the increase in the average rate on such borrowings (from 5.21% to 5.65%) resulted in an increase of $50.5 million in interest expense. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of $177.5 million and average yield (from 4.85% to 5.93%) in securities sold under repurchase agreements.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $34.5 million in the 2000 period from $16.1 million in the 1999 period. The $18.4 million increase was primarily due to increased charge-offs as a result of the aging of the Bank's loan portfolio following last year's growth. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income decreased to $106.2 million in the 2000 period from $133.8 million in the 1999 period. The $27.6 million (or 20.6%) decrease was primarily attributable to a gain of $31.6 million included in the 1999 period resulting from the sale of one of the Bank's REO properties in the pre-development stage. In addition, the Bank had losses on sales of trading securities of $2.6 million during the 2000 period compared to gains of $5.2 million during the 1999 period. Partially offsetting this decrease was a $13.8 million (or 27.8%) increase in deposit service fees during the 2000 period primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2000 period increased $34.2 million (or 14.4%) from the level in the 1999 period. Salaries and employee benefits increased $17.2 million (or 13.4%) as a result of additions of staff to the Bank's consumer lending department and branch operations. Also contributing to increased operating expenses for the 2000 period was an increase in other operating expenses of $12.2 million (or 43.2%). The 1999 period included a reduction to other operating expenses related to services the Bank provided to First USA following the sale of the credit card portfolio on September 30, 1998. Partially offsetting the increase in operating expenses was a decrease in loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the Bank's mortgage servicing assets.

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



Date: August 14, 2000           Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer


Date: August 14, 2000           Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer