Form 10-K405
period 2000-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2000-12-29
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

Securities registered pursuant to Section 12(g) of the Act:

                                     N/A
--------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /x/

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 15, 2000.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 15, 2000 was 4,826,910.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  BUSINESS

    Overview ..........................................................
    Real Estate .......................................................
    Banking ...........................................................
    Federal Taxation ..................................................

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

    Results of Operations .............................................
         Fiscal 2000 Compared to Fiscal 1999 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 1999 Compared to Fiscal 1998 ..........................
              Real Estate .............................................
              Banking .................................................

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

Overview

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust's consolidated assets as of September 30, 2000, and the ownership and development of income-producing properties. By virtue of its ownership of a majority of Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also known as "OTS." See "Banking - Holding Company Regulation."

The Trust recorded net income of $22.4 million in the fiscal year ended September 30, 2000, compared to a net income of $23.5 million in the fiscal year ended September 30, 1999.

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


Real Estate

The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company and two of its wholly owned subsidiaries, B.F. Saul Advisory Company, referred to in this report as the "Advisor," and Franklin Property Company. Saul Company, founded in 1892, specializes in real estate investment services including acquisitions, financing, management and leasing, and insurance. Certain officers and trustees of the Trust are also officers and/or directors of Saul Company, the Advisor and Franklin Property Company. See "Item 13. Certain Relationships and Related Transactions - Management Personnel."

The Advisor acts as the Real Estate Trust's investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real Estate Trust. Franklin Property Company acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

Banking

Chevy Chase Bank is a federally chartered and federally insured stock savings bank which at September 30, 2000 was conducting business from 170 full-service branch offices, including 38 grocery store banking centers, and 856 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Chevy Chase, Maryland, both suburban communities of Washington, DC. The bank also maintains one commercial loan production office located in Baltimore, Maryland, eight mortgage loan production offices in the mid-Atlantic region, seven of which are operated by a wholly owned mortgage banking subsidiary and eight consumer loan production offices. At September 30, 2000, the bank had total assets of $10.7 billion, total deposits of $7.0 billion. Based on total assets at September 30, 2000, Chevy Chase is the largest bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and consumer loans. The bank also has an active commercial lending program. The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. As a complement to its basic deposit and lending activities, the bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company.

Since the sale of its credit card operations on September 30, 1998, the bank has been concentrating its efforts on capitalizing on the bank's status as the largest locally-headquartered bank in the Washington, DC and Baltimore metropolitan areas and furthering its community banking objectives. Accordingly, the bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and continues to offer a broad range of non-credit card consumer products, including home equity lines of credit, home improvement loans and automobile loans and leases. In addition, the bank continues to expand its business banking program, with an emphasis on businesses operating in the Washington, DC metropolitan area. The bank also continues to develop further the fee based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Effective November 9, 2000, Consumer Finance Corporation ("CFC"), a wholly owned subsidiary of the bank engaged in indirect subprime automobile lending stopped originating new loans. CFC continues to own its existing portfolio of loans and will continue servicing and collecting those loans.

Chevy Chase recorded operating income of $81.3 million for the year ended September 30, 2000, compared to operating income of $96.0 million for the year ended September 30, 1999. At September 30, 2000, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.48%, 5.48%, 7.21% and 11.01%. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as "FIRREA," as well as the standards established for "well capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as "FDICIA."

Chevy Chase is subject to comprehensive regulation, examination and supervision by OTS and, to a lesser extent, by the Federal Deposit Insurance Corporation. The bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund, also known as SAIF, which is administered by the FDIC.

REAL ESTATE

Real Estate Investments

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 2000.

                                                     HOTELS

                                                                Average Occupancy (2)         Average Room Rate
                                                               ------------------------    ------------------------
                                                                 Year Ended September 30,    Year Ended September 30,
                                                      Available  ------------------------    ------------------------
   Location                     Name                   Rooms(1)    2000    1999    1998       2000     1999    1998
-------------- -------------------------------------- ---------- ------------------------   -------------------------
    COLORADO
     Pueblo               Pueblo Holiday Inn              193      63%     66%    74%        $51.59   $48.80   $51.39

    FLORIDA
   Boca Raton     Boca Raton SpringHill Suites (3)        146      60%     NA     NA         $82.94   $64.35      NA
   Boca Raton     Boca Raton TownePlace Suites (4)         91      73%     NA     NA         $75.57   $70.35      NA
Ft. Lauderdale  Ft. Lauderdale TownePlace Suites (5)       95      64%     NA     NA         $68.45       NA      NA

    MARYLAND
  Gaithersburg        Gaithersburg Holiday Inn            301      68%     65%    64%        $80.28   $80.25   $75.75
  Gaithersburg   Gaithersburg TownePlace Suites (6)        91      75%     NA     NA         $70.90   $73.25       NA

    MICHIGAN
  Auburn Hills     Auburn Hills Holiday Inn Select        190      76%     78%    76%       $117.67  $106.05   $99.78

    NEW YORK
    Rochester       Rochester Airport Holiday Inn         280      65%     61%    69%        $72.97   $76.47   $72.25

      OHIO
   Cincinnati           Cincinnati Holiday Inn            273      63%     66%    64%        $72.08   $70.59   $65.70

    VIRGINIA
    Arlington     National Airport Crowne Plaza (7)       308      68%     60%    57%       $107.49  $104.32  $102.38
    Arlington     National Airport Holiday Inn (8)        279      74%     58%    63%        $89.12   $80.26   $76.10
     Herndon         Herndon Holiday Inn Express          115      79%     81%    75%        $91.64   $84.49   $76.83
     McLean           Tysons Corner Holiday Inn           316      73%     72%    72%       $112.71  $104.22   $99.15
    Sterling          Dulles Airport Hampton Inn          127      81%     82%    74%        $91.62   $82.97   $82.17
    Sterling          Dulles Airport Holiday Inn          296      81%     77%    75%        $99.74   $90.44   $85.10
    Sterling     Dulles Airport TownePlace Suites (9)      95      83%     74%     NA        $85.57   $78.08   $83.65
                                                       -------     ---     ---    ---        ------   ------  -------
                                   Totals               3,196      71%     68%    68%        $89.16   $85.45   $81.01



--------------------------------------------------------------------------------
(1)   Available rooms as of September 30, 2000.
(2)   Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)   Opened July 9, 1999.
(4)   Opened June 28, 1999.
(5)   Opened October 25, 1999.
(6)   Opened June 24, 1999.
(7)   Acquired December 10, 1997 as a Holiday Inn. Converted to Crowne Plaza in
      October 1999.
(8)   Operated as a Howard Johnson in fiscal 1998 and 1999. Converted to Holiday
      Inn in October 1999.
(9)   Opened August 13, 1998.

                                         OFFICE AND INDUSTRIAL

                                                                                       Expiring Leases (1)
                                                                                       -------------------
                                                               Leasing Percentages         Year Ending
                                              Gross         -------------------------  -------------------
                                                                   September 30,          September 30,
                                             Leasable       -------------------------  -------------------
   Location                  Name            Area (1)        2000      1999      1998    2001      2002
---------------   -------------------------- ---------      -------------------------  --------- ---------


    FLORIDA
Fort Lauderdale   Commerce Center - Phase II    61,149       90%       89%      100%     19,090      15,286

    GEORGIA
    Atlanta         900 Circle 75 Parkway      345,502       98%       99%      100%      4,249      81,870
    Atlanta         1000 Circle 75 Parkway      89,412       98%       93%      100%     28,561       8,602
    Atlanta         1100 Circle 75 Parkway     269,049       99%       77%      100%     75,209      39,562

   LOUISIANA
    Metairie            Metairie Tower          91,391      100%      100%      100%     17,805       6,598

    VIRGINIA
     McLean         8201 Greensboro Drive      360,854       95%       93%      100%     10,419      15,276
     McLean         Tysons Park Place (2)      247,581      100%        NA        NA     56,716      15,571
    Sterling             Dulles North           59,886       99%      100%      100%       --        34,373
    Sterling         Dulles North Two (3)       79,210      100%        NA        NA       --          --
    Sterling        Dulles North Five (4)       80,391      100%        NA        NA       --          --
                                             ---------      ----     -----     -----   --------- ----------
                            Totals           1,684,425       98%       92%      100%    212,049     217,138
                                                                                         12.6%       12.9%

--------------------------------------------------------------------------------
(1)  In square feet
(2)  Acquired December 13, 1999.
(3)  Operational October 1, 1999.
(4)  Operational March 1, 2000.


                                         LAND PARCELS

    Location                     Name                    Acres                Zoning
----------------    --------------------------------    --------    -----------------------------

    FLORIDA
  Boca Raton          Arvida Park of Commerce                6.5            Mixed Use
Fort Lauderdale             Commerce Center                 11.3        Office & Warehouse

    GEORGIA
    Atlanta                  Circle 75                     133.0        Office & Industrial

    KANSAS
 Overland Park               Overland Park                 161.9    Residential, Office & Retail

   MARYLAND
  Rockville                 Flagship Centre                  7.7            Commercial

  MICHIGAN
Auburn Hills         Holiday Inn - Auburn Hills              3.3            Commercial

   NEW YORK
  Rochester         Holiday Inn - Rochester Airport          2.9            Commercial

   VIRGINIA
   Sterling                   Church Road                   39.9        Office & Industrial
   Sterling               Sterling Boulevard                32.8            Industrial
                                                           -----
                                 Total                     399.3



------------------------------------------------------------------------------


                            OTHER REAL ESTATE INVESTMENTS

                      Location                         Name
                   ---------------         ------------------------------
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


                                   SHOPPING CENTERS


                                                                     Gross
                                                                    Leasable
                                                                    Area (2)
                                                                    --------
      GEORGIA
      Atlanta                         Old National                  160,000
  Warner Robbins                      Houston Mall                  264,000
                                                                    -------
                                        Total                       424,000


                                   APARTMENT PROJECT
                                                                      Number
                                                                    of Units
      TEXAS                                                         --------
      Dallas                          San Simeon(3)                     124

-----------------------------------------------------------------------------
(1) The Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)  In square feet.
(3)  This project is under contract to be sold in December 2000.

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

Investment in Saul Holdings Limited Partnership

On August 26, 1993, the Real Estate Trust consummated a series of transactions in which it transferred its 22 shopping center properties and one of its office properties together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership, and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership.

In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions and certain other properties to Saul Holdings Partnership and its subsidiaries. Saul Centers, Inc., a newly organized, publicly held real estate investment trust, received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership.

Affiliates of the Trust received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See "Item 13. Certain Relationships and Related Transactions - Management Personnel."

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers common stock for each partnership unit provided that, subject to Saul Centers' articles of incorporation and subsequent waiver issued in March 2001, they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 29.9% of the value of the outstanding equity securities of Saul Centers. The shares of Saul Centers' common stock are listed on the New York Stock Exchange under trading symbol "BFS."

Saul Centers operates as a real estate investment trust for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify as a REIT, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has made and has announced that it intends to continue to make regular quarterly dividend distributions to its stockholders.

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

BANKING

Regulation

Federal Home Loan Bank System. The bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The 12 FHLBs are administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the bank obtains advances from the FHLB of Atlanta. At September 30, 2000, the bank had outstanding advances of $1.9 billion. See Note 22 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

o 1.0% of mortgage-related assets;
o 0.3% of total assets;
o $500; or
o 5.0% of outstanding advances.

The bank had an investment of $97.7 million in FHLB of Atlanta stock at September 30, 2000. The bank earned dividends of $7.7 million and $4.0 million during the years ended September 30, 2000 and 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), parts of which took effect November 12, 1999, reformed the FHLB system by, among other things, making membership in the FHLB voluntary rather than mandatory for federal thrifts such as the bank, imposing specific regulatory capital requirements on the FHLBs, and expanding access to FHLB advances particularly for smaller banks and thrifts. Because membership is required to obtain advances from the FHLB and the bank continues to rely on FHLB advances as an important source of funds, the bank currently intends to remain a member of the FHLB of Atlanta.

Liquidity Requirements. The bank is required to maintain a quarterly average balance of liquid assets equal to 4.0% of its average daily balance of deposits, plus borrowings payable in one year or less. Liquid assets include cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds, certain mortgage-related securities, certain mortgage loans and U.S. Government, state government and federal agency obligations. Failure to meet this requirement could subject the bank to monetary penalties imposed by the OTS. At September 30, 2000, the bank was in compliance with the liquidity requirement, with a liquid assets ratio of 7.8%.

In December 2000, the President signed into law legislation which, among other things, repeals the statutory liquidity requirements imposed on thrifts, such as the bank.

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

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the "BIF") and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits.

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to provide liquidity to the savings and loan industry in the 1980s. Effective January 2000, the bank and other institutions with SAIF-assessable deposits are no longer required to pay higher FICO assessments than comparable institutions with BIF-assessable deposits. Annual FICO assessments added to deposit insurance premiums equaled 2.10 basis points for SAIF and BIF members for the first semi-annual period of 2000 and 2.04 basis points for SAIF and BIF members for the second semi-annual period of 2000.

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

On August 9, 2000, the FDIC published for public comment an "Options Paper" for reforming the federal deposit insurance system. The paper identifies options for changing the ways in which deposit insurance coverage is priced, losses to the deposit insurance funds are funded, and the amount of deposit insurance coverage is set. The FDIC has not officially endorsed any of the options, although it continues to support the merger of the BIF and SAIF into a single insurance fund. Most of the reforms under consideration would require Congressional approval. The FDIC intends to complete its review of the options and present recommendations to the FDIC Board and eventually to Congress in 2001. Because it is uncertain at this time whether, or in what form, any reform of the deposit insurance system will be adopted, the bank is unable to assess the potential effects on the bank.

Regulatory Capital.  The bank is subject to:

o a minimum tangible capital requirement,
o a minimum core (or leverage) capital requirement, and
o a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2000, the bank's tangible capital ratio was 5.48%, its core (or leverage) ratio was 5.48%, and its total risk-based capital ratio was 11.01%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%.

The tangible capital requirement adopted by the OTS requires the bank to maintain "tangible capital" in an amount not less than 1.5% of tangible assets. "Tangible capital" is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount that can be included in core capital.

Under the minimum leverage capital requirement, Chevy Chase must maintain a ratio of "core capital" to tangible assets of not less than 4.0%. "Core capital" generally includes common shareholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets.

Under OTS regulations, servicing assets and purchased credit card relationships ("PCCRs") can be included in core capital in an amount up to 100% of core capital. PCCRs and non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets and PCCRs are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2000, the bank had qualifying servicing assets of $74.9 million, which constituted 12.8% of core capital at that date, and had no PCCRs. In December 2000, the President signed into law legislation which, among other things, provides federal banking agencies the flexibility to permit inclusion in core capital of up to 100 percent of the fair market value of readily marketable purchased mortgage servicing rights.

The risk-based capital requirements imposed by the OTS vary the amount of capital required for an asset based on the degree of credit risk associated with that asset and include off-balance sheet assets in the asset base used to compute the bank's risk-based capital ratio.

There are currently four categories of risk-weightings:

o 0% for cash and similar assets;
o 20% for qualifying mortgage-backed securities;
o 50% for qualifying residential permanent real estate loans; and
o 100% for other assets, including consumer loans, commercial real estate loans, loans more than 90 days past due, and real estate acquired in settlement of loans.

The bank generally must maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. Under the OTS's capital requirements, the bank maintains dollar-for-dollar capital against securitized assets up to the otherwise applicable capital requirement on the underlying loans in an amount equal to the sum of:

o the amounts on deposit in spread accounts;
o the amount of any interest-only strips relating to the securitized assets; and
o certain other items representing recourse for regulatory capital purposes.

The OTS and the other federal bank regulatory agencies have proposed revisions to their risk-based capital regulations to address the regulatory capital treatment of certain residual interests in asset securitizations. Residual interests include interest only strips receivable, spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements. The most significant revisions, if adopted, would:

o require that risk-based capital be held in an amount equal to the amount of residual interest that is retained on balance sheet following a securitization;
o include residual interests with PCCRs and servicing assets in the 100% of core capital limit; and
o include residual interests with PCCRs and non-mortgage servicing assets in the 25% of core capital sublimit.

At September 30, 2000, the bank had $81.2 million in residual interests that, under the proposal, would require a dollar-for-dollar reduction from Tier 1 capital. Of this amount, $53.0 million is currently subjected to a dollar-for-dollar reduction from Tier 1 capital.

The bank may use supplementary capital to satisfy the risk-based capital requirement to the extent of its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2000, the bank had $54.0 million in allowances for loan and lease losses, all of which was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out permits these instruments to be included in supplementary capital under one of two options:

o at the beginning of each of the last five years prior to the maturity date of the instrument, the bank must reduce the amount eligible to be included by 20% of the original amount, or
o the bank can include only the aggregate amount of maturing capital instruments that mature in any one year, during the seven years immediately prior to an instrument's maturity, that does not exceed 20% of its capital.

The bank has selected the second option for its subordinated debentures due 2005 and must continue to use that option for its subordinated debentures due 2008 and any future issuances as long as the prior issuance remains outstanding. At September 30, 2000, the bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See "Deposits and Other Sources of Funds - Borrowings."

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

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to increased capital requirements.

All or a portion of the assets of each of the bank's subsidiaries are generally consolidated with the assets of the bank for regulatory capital purposes unless all of the bank's investments in, and extensions of credit to, such subsidiary are deducted from capital. The bank's investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank, are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. Chevy Chase's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2000, the bank's investments in, and loans to, these "non-includable subsidiaries" totaled approximately $1.6 million, of which $1.4 million constituted a deduction from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. The bank's equity investments at September 30, 2000 consisted of a property classified as real estate held for sale, which the bank has agreed to treat as equity investments for regulatory capital purposes. At September 30, 2000, the book value of this property was $6.5 million, which was required to be deducted from total capital. The bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 2000. The bank has $2.0 million of valuation allowances maintained against its non-includable subsidiaries and equity investments, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from risk-based capital. In August 2000, the bank received from the OTS additional extensions through August 4, 2001, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990, 1991 and 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital."

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

In June 1999, the Basle Committee on Banking Supervision outlined proposed revisions to its 1988 risk-based capital accord, which forms the basis for the risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. Key components of the proposed revisions include:

o adding a fifth risk-weighting of 150 percent for loans to low-quality companies;
o using rating agency assessments to determine risk-weightings for claims on banks, commercial loans and securitization interests;
o liberalizing capital requirements for certain collateralized and guaranteed loans;
o requiring a specific level of additional capital for banks with interest rates "significantly above average;"
o establishing a methodology for requiring that capital be maintained against operational risk; and
o authorizing regulators to impose explicit capital requirements on managed or securitized assets.

Comments on the June 1999 release, as amended, were due March 31, 2000 and final regulations are expected to be adopted in 2001. The bank is unable to predict whether, or in what form, any final changes will be adopted by the Basle Committee, or the extent to which any changes actually adopted will be reflected in the capital requirements that apply to the bank.

Prompt Corrective Action. The OTS and the other federal banking agencies have adopted regulations, which apply to every FDIC-insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions, which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories for purposes of determining an institution's treatment under these prompt corrective action provisions.

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

At September 30, 2000, the bank's leverage ratio of 5.48%, its tier 1 risk-based ratio of 7.21%, and its total risk-based capital ratio of 11.01% exceeded the minimum ratios established for "well capitalized" institutions.

Qualified Thrift Lender ("QTL") Test. The bank must meet a QTL test to avoid imposition of certain restrictions. The QTL test requires the bank to maintain a "thrift investment percentage" equal to a minimum of 65%. The numerator of the percentage is the bank's "qualified thrift investments" and the denominator is the bank's "portfolio assets." "Portfolio assets" is defined as total assets minus

o the bank's premises and equipment used to conduct the bank's business,
o liquid assets up to 20 percent of total assets, and
o intangible assets, including goodwill.

The QTL test must be met on a monthly average basis in nine out of every 12 months.

The bank's "qualified thrift investments" consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Federal National Mortgage Association stock, small business loans, credit card loans and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans), 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low- or moderate-income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The bank had 85.1% of its assets invested in qualified thrift investments at September 30, 2000, and met the QTL test in each of the previous 12 months.

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

Because Chevy Chase is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require Chevy Chase to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the bank's current activities, management of the bank believes that compliance with these restrictions would not have a significant adverse effect on the bank. However, the Trust is engaged in real estate ownership and development, which are activities that are currently prohibited for bank holding companies. As a result, failure by Chevy Chase to meet the QTL test, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of Chevy Chase to a level at which it no longer would be deemed to control the bank.

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

The OTS has approved the payment of dividends on the bank's outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the "13% Preferred Stock"), provided that:

o immediately after giving effect to the dividend payment, the bank's core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively;
o dividends are earned and payable in accordance with the OTS capital distribution regulation; and
o the bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

Dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, (the "REIT Preferred Stock") issued by Chevy Chase Preferred Capital Corporation (the "REIT Subsidiary") are not considered "capital distributions" provided the bank is classified as "well capitalized." However, if the bank were not classified as "well capitalized," the entire amount of the REIT Subsidiary preferred dividends would be treated as a capital distribution. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Capital."

In May 1988, in connection with the merger of a Virginia thrift into the bank, Saul Company and the Trust entered into a capital maintenance agreement in which they agreed not to cause the bank without prior written approval of the OTS to pay dividends in any fiscal year in excess of 50% of the bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year.

The bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the bank's 9 1/4% Subordinated Debentures due 2005 was issued in 1993 provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of:

o $15 million,
o 66 2/3% of the bank's consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993, and
o the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank.

Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the bank's 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank's 10 3/8% Noncumulative Preferred Stock, Series B (the "Series B Preferred Stock"), if issued in exchange for the outstanding REIT Preferred Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Banking - Capital" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

The payment of any dividends on the bank's common stock and preferred stock will be determined by the bank's board of directors based on the bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the bank's board of directors determines are relevant, including applicable government regulations and policies. See "Deposits and Other Sources of Funds - Borrowings."

Lending Limits. The bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The bank may lend an additional 10% for loans fully secured by readily marketable collateral. The bank's regulatory lending limit was approximately $133.4 million at September 30, 2000, and no group relationships exceeded this limit at that date.

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

Regulatory Assessments. The OTS imposes five separate fees to fund its operations:

o semi-annual assessments for all savings institutions;
o examination fees for certain affiliates of savings associations;
o application fees;
o securities filing fees; and
o publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling $1.37 million for the bank for the twelve-month period ending December 31, 2000.

The OTS formula for charging examination and supervisory assessments imposes a surcharge on institutions with a supervisory rating of 3, 4 or 5. Surcharges are also imposed on "complex institutions," which the OTS defines as any institution with over $1 billion of off-balance sheet assets consisting of loans serviced for others, trust assets and recourse obligations or direct credit substitutes. The bank is treated as a "complex institution" for these purposes.

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

Federally chartered thrifts like Chevy Chase generally are permitted to operate branches anywhere in the United States, provided that they meet the QTL test and their regulatory capital requirements and have at least a satisfactory rating under the Community Reinvestment Act ("CRA").

Amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority:

o administrative expenses of the receiver,
o any deposit liability of the institution,
o any other general or senior liability of the institution (which is not an obligation described below),
o any obligation subordinated to depositors or general creditors which is not a stockholder obligation, and
o any obligation to stockholders arising as a result of their status as stockholders.

The OTS and the other federal bank regulatory agencies have adopted changes to the regulatory classification policies for retail credit, which will take effect December 31, 2000, including:

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

FRB regulations generally require that reserves be maintained against net transaction accounts. From October 1 to November 30, 1999, the first $4.9 million of the bank's transaction accounts were subject to a 0% reserve requirement. The next $41.6 million in net transaction accounts were subject to a 3.0% reserve requirement and any net transaction accounts over $46.5 million were subject to a 10.0% reserve requirement. Effective December 1, 1999, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $4.9 million to $5.0 million. The FRB decreased the amount of transaction accounts subject to the 3% reserve requirement to $44.3 million from $46.5 million. Amounts over $44.3 million are subject to the 10% reserve requirement. The bank met its reserve requirements for each period during the year ended September 30, 2000. The balances maintained to meet the reserve requirements imposed by the FRB also may be used to satisfy liquidity requirements imposed by the OTS.

Savings institutions may borrow from the FRB "discount window," although FRB regulations require these institutions to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

Community Reinvestment Act

Under the CRA and the OTS's regulations, the bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low and moderate income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution's record in satisfying the intent of the CRA in connection with its examination of the bank. In addition, the OTS is required to take into account the bank's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from June 1997 through January 2000, the bank received a "satisfactory" CRA rating. The bank is scheduled for its next CRA examination in the year 2002.

Under the CRA, the bank is tested in three areas:

o Lending - how well the bank meets the credit needs of low- and moderate-income borrowers and neighborhoods in its defined assessment area(s);
o Service - the bank's ability to deliver reasonable and accessible financial products and services; such as retail banking branches and ATMs and support community development services such as financial literacy education and homebuyers counseling; and
o Investment - the bank's ability to commit to innovative and qualified CRA investments such as equity investments which support and promote affordable housing and economic development in low and moderate income neighborhoods in the bank's assessment area(s).

A recent example of a qualified CRA investment is the bank's $5 million investment in the Mid Atlantic Affordable Housing Fund I in January 2000. This investment in Low Income Housing Tax Credit allowed the bank to provide equity financing to several multifamily housing projects located in Delaware, Northern Virginia and the District of Columbia which provide rental housing for low- and moderate-income seniors and families. Because the bank's investment qualified for the low-income housing tax credit under federal tax laws, the bank will receive tax benefits relating to this investment over the next 15 years.

Other Aspects of Federal Law

The bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability and equal credit opportunity.

The GLB Act imposed significant new consumer privacy obligations on the bank. Under the Act, the bank must establish and disclose annually its privacy policies, provide consumers the right to "opt out" of disclosures to unaffiliated third parties, and abide by regulatory standards to protect the security and confidentiality of consumer information. The Act also expressly prohibits the bank from disclosing customer account numbers to any non-affiliated party for marketing purposes. The Act's privacy provisions do not preempt state laws that provide greater protections to consumers, and the federal banking agencies together with the Securities and Exchange Commission and the Federal Trade Commission adopted regulations implementing the Act's privacy provisions, which require compliance by July 1, 2001.

The Act contained a variety of other provisions, including, for example, provisions codifying existing practices regarding disclosure of ATM surcharges, and, effective May 12, 2001, permitting thrift institutions to offer common trust funds without registering those funds under the federal securities laws.

Holding Company Regulation

The Trust and Saul Company, by virtue of their direct and indirect control of the bank, and Chevy Chase Property Company, referred to in this report as "CCPC," and CCPC's wholly owned subsidiary, Westminster Investing Corporation, by virtue of Westminster's direct and indirect ownership of 24.9% of the common shares of beneficial interest of the Trust, also known as the "Common Shares," are "savings and loan holding companies," referred to in this report as the "Holding Companies," and are subject to regulation, examination and supervision by OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as "unitary thrift holding companies" and the activities in which the Holding Companies may engage have been grandfathered under the GLB Act. As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See "Qualified Thrift Lender ("QTL") Test." The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

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

On October 23, 2000, the OTS proposed regulations that would subject a broad range of thrift holding company transactions to a 30-day prior notice requirement and could lead to imposition of formal regulatory capital requirements on thrift holding companies. Specifically, the proposal would require a Holding Company to provide the OTS with 30 days' written notice before:

o incurring debt that, when combined with all other debt transactions by the Holding Company or any or its non-thrift subsidiaries during the previous 12 months, (i) would increase the Holding Company's consolidated non-thrift liabilities by five percent or more, and (ii) would result in the Holding Company's non-thrift liabilities constituting 50 percent or more of its consolidated tangible capital;
o acquiring non-cash assets that, when combined with similar acquisitions during the past 12 months, would exceed 15 percent of the Holding Company's consolidated assets; and
o engaging in "any activity or transaction" that, when combined with "all other transactions" during the past 12 months, would reduce the Holding Company's consolidated tangible capital ratio by 10 percent or more. A Holding Company with negative consolidated tangible capital under GAAP would be required to file a notice for "any transaction," unless the OTS Regional Director informed the Holding Company in writing that a notice is not required.

The Holding Companies could seek advance OTS approval for a schedule of transactions over a specified period, not to exceed 12 months.

As part of the proposal, the OTS is also considering whether to adopt a rule designed to codify its current practice for reviewing a holding company's capital adequacy, on a case-by-case basis, and, when necessary, requiring additional capital for a holding company.

Comments on the proposal, which has generated substantial controversy, are due February 9, 2001. The proposal, if adopted in its current from, could adversely effect the Holding Companies by subjecting a broad range of business transactions to prior regulatory review. In addition, the proposal could permit the OTS to impose GAAP-based regulatory capital requirements on the Holding Companies which, because they are engaged in real estate activities, generally have relatively low or potentially negative levels of "regulatory capital."

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

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). This statement addresses a limited number of issues causing implementation difficulties for numerous entities required to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. Effective October 1, 2000, the bank adopted SFAS 133. The bank believes that the adoption of these statements will not have a material impact on the bank's financial position or results of operations in future periods. On October 1, 2000, the bank recorded an after tax loss of $0.5 million in other comprehensive income representing its transition adjustment from the adoption of SFAS 133 and 138.

SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued in September 2000 and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 is effective for transfers after March 31, 2001, and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The impact of SFAS 140 on the bank's financial condition and results of operations has not yet been determined.

Market Area

The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, DC area's seasonally unadjusted unemployment rate is generally below the national rate and was 2.4% in September 2000, compared to the national rate of 3.8%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of Funds." Chevy Chase's principal market for deposits consists of Montgomery and Prince George's Counties in Maryland and Fairfax County in Virginia. Approximately 24.4% of the bank's deposits at September 30, 2000 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, and ranked third in market share of deposits in Prince George's County at June 30, 1999, according to the most recently published industry statistics. The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in Montgomery and Fairfax Counties in September 2000 of 1.7% and 1.4%, was below the national rate of 3.8% and state rates of 3.5% for Maryland and 2.4% for Virginia for the same month.

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

The bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. All investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2000 and 1999.

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2000 and 1999.

At September 30, 2000 and 1999, the bank held automobile receivables-backed securities which were classified as trading securities. These securities were created as part of two automobile loan securitizations and represent subordinate classes of certificates retained by the bank.

Lending Activities

Loan and Lease Portfolio Composition. At September 30, 2000, the bank's loan and lease portfolio totaled $8.3 billion, which represented 77.8% of its total assets. It should be noted that all references in this report to the bank's loan portfolio refer to loans and leases, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 63.6% of the loan and lease portfolio at that date.

The following table sets forth information concerning the bank's loan and lease portfolio net of unfunded commitments for the periods indicated.

Loan and Lease Portfolio
(Dollars in Thousands)

                                                                              September 30,
                                      ----------------------------------------------------------------------------------------------
                                             2000               1999               1998               1997               1996
                                      ------------------ ------------------ ------------------ ------------------ ------------------

                                                   % of              % of               % of               % of               % of
                                        Balance    Total   Balance   Total    Balance   Total    Balance   Total    Balance   Total
                                      ----------- ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------

Single family residential (1)         $5,012,556   60.3% $4,098,523   63.4% $1,821,982   65.7% $  849,955   33.2% $1,601,483   47.2%

Home equity (1)                          274,355    3.3     239,673    3.7     135,122    4.9      94,088    3.7      32,052    0.9

Commercial real estate and
  multifamily                             39,230    0.5      57,051    0.9      74,164    2.7      53,551    2.1      78,866    2.3

Real estate construction and
  ground                                 296,705    3.6     228,464    3.5     108,379    3.9      54,998    2.2      63,907    1.9

Commercial                               596,384    7.2     394,142    6.1     174,076    6.3      98,346    3.9      57,023    1.7

Credit card (1)                               --     --          --     --          --     --   1,077,149   42.3   1,118,271   33.0

Automobile (1)                         1,357,367   16.3     827,436   12.8     121,372    4.4     113,241    4.4     239,006    7.2

Subprime automobile (1)                  620,588    7.4     480,533    7.4     236,454    8.5     116,627    4.6      62,060    1.8

Home improvement and related
  loans (1)                               86,973    1.0     106,847    1.7      67,355    2.4      55,453    2.2      99,192    2.9

Overdraft lines of credit and
  other consumer                          31,608    0.4      31,645    0.5      33,484    1.2      36,029    1.4      37,954    1.1

                                      ----------- ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------
                                       8,315,766  100.0%  6,464,314  100.0%  2,772,388  100.0%  2,549,437  100.0%  3,389,814  100.0%
                                      ----------- ====== ----------- ====== ----------- ====== ----------- ====== ----------- ======
Less:

  Unearned premiums and discounts         (4,558)            (6,562)            (2,163)               280                836

  Net deferred loan origination
    fees (costs)                         (34,833)           (16,133)              (850)            (2,170)           (13,958)

  Allowance for loan and lease losses     54,018             58,139             60,157            105,679             95,523

                                      -----------        -----------        -----------        -----------        -----------
                                          14,627             35,444             57,144            103,789             82,401
                                      -----------        -----------        -----------        -----------        -----------

      Total loans and leases
        receivable                    $8,301,139         $6,428,870         $2,715,244         $2,445,648         $3,307,413
                                      ===========        ===========        ===========        ===========        ===========






------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes loans held for sale and/or securitization, if any.

The bank adjusts the composition of its loan and lease portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Regulation - Regulatory Capital," "- Qualified Thrift Lender Test" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset and Liability Management."

Contractual Principal Repayments of Loans and Leases. The following table shows the scheduled contractual principal repayments of the bank's loans and leases at September 30, 2000. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 2001, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments
(In thousands)

                                Principal
                                 Balance                                Approximate Principal Repayments
                                Outstanding                            Due in Years Ending September 30,
                                    at      -------------------------------------------------------------------------------------
                               September 30,                                                                             2016 and
                                2000 (1)        2001        2002        2003      2004-2005    2006-2010    2011-2015    Thereafter
                               ------------ ------------  ---------  ---------- ------------  -----------  -----------  -----------
Single family residential      $ 4,896,439  $    69,818   $ 78,039   $  83,168  $   179,563   $  532,765   $  721,301   $3,231,785
Home equity                        274,355        1,917        683         583        2,159       19,956       13,147      235,910
Commercial real estate and
 multifamily                        39,230       14,474     15,629       9,127           --           --           --           --
Real estate construction and
 ground                            296,705      207,737     40,158      48,162           --          648           --           --
Commercial                         596,384      152,549     86,269      67,924      113,286      162,466        8,996        4,894
Automobile - Subprime              620,588      132,268    151,630     161,692      174,206          792           --           --
Automobile - Prime               1,287,367      244,113    266,520     405,900      370,834           --           --           --
Home improvement and related
 loans                              77,345        5,577      5,665       5,590       10,785       22,706       17,980        9,042
Overdraft lines of credit and
  other consumer                    31,608        5,242      5,107       5,632       13,597        1,974           56           --
Loans held for sale                125,745      125,745         --          --           --           --           --           --
Loans held for securitization
 and sale                           70,000       70,000         --          --           --           --           --           --
                               ------------ ------------  ---------  ---------- ------------  -----------  -----------  -----------

    Total loans and leases
     receivable (2)            $ 8,315,766  $ 1,029,440   $649,700   $ 787,778  $   864,430   $  741,307   $  761,480   $3,481,631
                               ============ ============  =========  ========== ============  ===========  ===========  ===========


Fixed-rate loans and leases    $ 4,634,817  $   677,296   $546,235   $ 689,481  $   690,774   $  468,621   $  427,716   $1,134,694
Adjustable-rate loans            3,485,204      156,399    103,465      98,297      173,656      272,686      333,764    2,346,937
Loans held for sale                125,745      125,745         --          --           --           --           --           --
Loans held for securitization
 and sale                           70,000       70,000         --          --           --           --           --           --
                               ------------ ------------  ---------  ---------- ------------  -----------  -----------  -----------

    Total loans and leases
     receivable (2)            $ 8,315,766  $ 1,029,440   $649,700   $ 787,778  $   864,430   $  741,307   $  761,480   $3,481,631
                               ============ ============  =========  ========== ============  ===========  ===========  ===========


-----------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans and leases outstanding at September 30, 2000, which were due after one year, an aggregate principal balance of approximately $4.0 billion had fixed interest rates and an aggregate principal balance of approximately $3.3 billion had adjustable interest rates.
(2) Before deduction of allowance for loan and lease losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans' Administration -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 2000, principal repayments of $833.7 million are contractually due within the next year. Of this amount, $677.3 million is contractually due on fixed-rate loans and $156.4 million is contractually due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the bank's real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans
(In thousands)


                                                                         For the Year Ended September 30,
                                                     -------------------------------------------------------------------------
                                                           2000                       1999                        1998
                                                     ------------------         ------------------         -------------------
Real estate loan originations and purchases: (1)

Single family residential                            $       1,666,639          $       3,526,750          $        2,814,171
Home equity                                                    267,694                    331,371                     448,071
Commercial real estate and multifamily                           4,602                     28,416                      21,184
Real estate construction and ground                            259,537                    289,228                     126,295
                                                     ------------------         ------------------         -------------------

Total originations and purchases                             2,198,472                  4,175,765                   3,409,721
                                                     ------------------         ------------------         -------------------

Principal repayments                                          (507,558)                  (710,376)                   (348,676)
Sales (2)                                                     (383,824)                   (52,914)                   (423,078)
Loans transferred to real estate acquired
  in settlement of loans                                        (5,695)                    (1,909)                     (4,938)

                                                     ------------------         ------------------         -------------------
                                                              (897,077)                  (765,199)                   (776,692)
                                                     ------------------         ------------------         -------------------

Transfers to mortgage-backed securities (3)                   (302,260)                  (926,502)                 (1,545,974)
                                                     ------------------         ------------------         -------------------


Increase in real estate loans                        $         999,135          $       2,484,064          $        1,087,055
                                                     ==================         ==================         ===================


(1) Excludes unfunded commitments.
(2) Includes securitization and sale of home equity receivables into new trusts of $298.8 million for the year ended September 30, 1998. There were no securitizations or sales of home equity receivables into new trusts during the years ended September 30, 2000 and 1999.
(3) Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending. The bank originates a variety of loans secured by single-family residences. At September 30, 2000, $5.3 billion, or 63.6%, of the bank's loan and lease portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $4.3 billion, or 67.1%, at September 30, 1999. Of these amounts, $20.5 million and $20.7 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2000 and 1999. Approximately 50.3% of the principal balance of the bank's single-family residential real estate loans at September 30, 2000, were secured by properties located in Maryland, Virginia or the District of Columbia.

The bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly-owned mortgage banking subsidiary, B. F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the bank. Chevy Chase currently offers fixed-rate loans with maturities of 10 to 40 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

The bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the bank's underwriting criteria and review. During the year ended September 30, 2000, approximately $1.2 billion of loans settled under the correspondent program.

Interest rates on the majority of the bank's ARMs are adjusted based on changes in yields on U.S. Treasury securities of varying maturities. The interest rate adjustment provisions of the bank's ARMs contain limitations on the frequency and maximum amount of interest rate adjustments, although such limitations are not required by law. These limitations are determined by a variety of factors, including mortgage loan competition in the bank's markets. The ARMs currently offered by the bank are generally subject to a limitation on the annual increase in the interest rate of 2.0% and a limitation on the increase in the interest rate over the term of the loan ranging from 6.0% to 9.0%. At September 30, 2000, 58.4% of the bank's residential mortgage loans were comprised of ARMs.

Loan sales provide the bank with liquidity and additional funds for lending, enabling the bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal 2000, sales of mortgage loans originated or purchased for sale by the bank totaled $383.8 million compared to $52.9 million during fiscal 1999. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The bank's conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the sale and/or securitization of those loans. In order to manage its interest-rate exposure, the bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 2000, the bank had $116.5 million of single-family residential loans held for sale to investors.

From time to time, as part of its capital and liquidity management plans, the bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. The bank did not exchange any of its loans held in its portfolio for mortgage-backed securities during fiscal year 2000. During fiscal year 1999 the bank exchanged $1.8 million of single-family residential loans held in its portfolio for mortgage-backed securities, which the bank retained for its own portfolio.

When the bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, inspects the properties, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% of the outstanding loan principal amount per annum, is recognized as income over the life of the loans. The bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 2000, the bank was servicing residential permanent loans totaling $5.2 billion for other investors. See "Loan Servicing."

Sales of Mortgage-Backed Securities. The bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally issued in the same month as they are sold. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower's election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2000 and 1999, the bank originated and sold $302.3 million and $924.7 million, of mortgage-backed securities and recognized gains of $1.5 million and $7.2 million. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2000.

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

The bank, at times, may make purchases of home equity credit line loans as a way to supplement its direct origination of such loans. During fiscal 2000, the bank made no such purchases.

Securitization and sale of home equity receivables has been an important element of the bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Banking." The bank transferred $64.4 and $79.4 million of home equity credit line receivables in existing trusts to investors and recognized gains of $2.3 and $2.9 million during the years ended September 30, 2000 and 1999. The bank transferred $298.8 million of home equity receivables in fiscal 1998 to trusts for securitization and sale to investors. A gain of $19.7 million was recognized by the bank as a result of this transaction. The bank continues to service the underlying accounts.

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans increased 17.7% in fiscal 2000 to $335.9 million at September 30, 2000, from $285.5 million at September 30, 1999. The bank provides financing, generally at market rates, to certain purchasers of its real estate owned. Additionally, the bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer.

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

Business development efforts originated by the bank's Business Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $202.3 million during fiscal 2000 from $394.1 million at September 30, 1999 to $596.4 million at September 30, 2000. During fiscal year 2000, the bank purchased commercial loan participations to a greater extent than in previous years. At September 30, 2000, approximately one-third of the bank's $596.4 million of commercial loans consisted of participations by the bank in commercial loans which were originated by other financial institutions. The bank believes its balances of commercial loans will increase as it continues to expand this aspect of its business. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the bank's subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company will continue to enhance the operations of the Business Banking Group.

Federal laws and regulations limit the bank's commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans. At September 30, 2000 the bank was in compliance with this limit.

Consumer Lending. Chevy Chase currently offers a variety of consumer loans, including automobile loans and leases, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. Following the sale of the credit card portfolio on September 30, 1998, the bank no longer offers its own credit card loans, but has an agreement with the purchaser pursuant to which the bank provides credit cards issued by the purchaser to the bank's local customers. The bank's portfolios of automobile loans and automobile leases, home improvement and related loans and other consumer loans totaled $2.0 billion, $87.0 million and $31.6 million, at September 30, 2000, which accounted for a combined 25.1% of total loans at that date. The largest areas of recent growth have been in automobile loans and home improvement loans. During fiscal 2000, the bank purchased or originated $1.5 billion and $117.2 million of automobile loans and home improvement loans.

Effective November 9, 2000, the bank stopped originating subprime automobile loans. The bank will continue its collection efforts on the existing portfolio. See Note 32 to the Consolidated Financial Statements in this report.

Federal and state lawmakers and regulators are considering, and in some cases have adopted, a variety of additional requirements relating to subprime and perceived abusive or "predatory" lending practices. Those requirements range from increased reporting and capital requirements to prohibition of specific lending practices. In light of the bank's decision to stop originating new subprime automobile loans, management currently believes that any such new regulatory requirements should not have a material adverse effect on the bank's financial condition.

Federal laws and regulations limit the bank's secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2000, the bank was in compliance with this limit.

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

Consumer Loan and Lease Underwriting. Consumer loans and leases, which include automobile loans and leases, home improvement and related loans and overdraft lines of credit, are originated or purchased by the bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower's ability and willingness to repay the loan or lease. In conducting this assessment, the bank considers the borrower's ratio of debt to income, various credit scoring models and evaluates the borrower's credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower's equity in the collateral and the terms of the loan or lease are also considered. The bank's guidelines are intended only to provide a basis for lending decisions, and exceptions to such guidelines may, within certain limits, be made based upon the credit judgment of the bank's lending officer. The bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures.

Prior to November 9, 2000, the bank also originated subprime automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary apply to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank's guidelines for its traditional loan program, but who meet certain other creditworthiness tests. Such loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank's traditional lending program. Effective November 9, 2000, the bank stopped the origination of subprime automobile loans. The bank will continue its collection efforts on the existing portfolio. See Note 32 to the Financial Statements.

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

The following table sets forth certain information relating to the bank's servicing income as of or for the years indicated.

                              As of or For the Year Ended September 30,
                              -----------------------------------------
                                  2000          1999          1998
                              ------------- ------------- -------------
(In thousands)
Residential.................. $  5,229,971  $  3,459,750  $  4,003,946
Home equity..................      249,785       195,296       421,432
Automobile...................      867,046       556,238     1,055,746
Home Improvement loans.......       81,847       111,831       200,033
                              ------------- ------------- -------------
   Total amount of loans
   serviced for others (1)... $  6,428,649  $  4,323,115  $  5,681,157
                              ============= ============= =============
Servicing and securitization
   income (2)................   $   38,441    $   31,670   $   231,674
                              ============= ============= =============
 --------------------
(1) The bank's basis in its servicing assets and interest-only strips at September 30, 2000, 1999 and 1998 was $91.8 million, $38.1 million and $40.7 million.
(2) In each of the years ended September 30, 2000, 1999 and 1998, servicing and securitization income as a percentage of net interest income before provision for loan and lease losses was 11.2%, 11.6% and 116.4%.

The bank earns fees in connection with the servicing of home equity loans, home improvement loans, automobile loans and single-family residential mortgage loans. The bank's level of servicing and securitization income varies based in large part on the amount of the bank's securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal 2000, the bank securitized and sold $739.2 million of loan receivables into trusts compared to $81.1 million during fiscal 1999.

The bank's investment in servicing assets -- which includes servicing assets, interest-only strips, and the amortization of those assets -- are periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which are the estimated rate of repayment of the underlying loans and estimated credit losses. The bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the bank uses either quoted market prices or discounted cash flow analyses using appropriate assumptions for servicing fee income, servicing costs, prepayment rates and discount rates. If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the bank's earnings, could be negatively impacted. No assurance can be given that the bank's receivables will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its servicing assets. Additionally, the bank stratifies its capitalized servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Delinquent Loans" for a discussion of the bank's delinquent loan portfolio at September 30, 2000.

Allowances for Losses. It is the bank's policy to maintain adequate allowances for estimated losses on loans and leases and real estate. Generally, the allowances are based on, among other things, historical loan and lease loss experience, evaluation of economic conditions in general and in various sectors of the bank's customer base, and periodic reviews of loan and lease portfolio quality by bank personnel. The bank's specific methods for establishing the appropriate levels of allowances vary depending upon the assets involved.

Allowances for losses on loans and leases and real estate are based on current events or facts that may ultimately lead to future losses. In addition to reviews of individual portfolio segments, the bank regularly reviews its overall loan and lease portfolio consisting of performing non-classified assets and, based on that review, may establish additional allowances for losses. The bank's actual losses may vary from management's current estimates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality - Allowances for Losses."

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

The bank's review of its various asset portfolios takes place within its Asset Review and Asset Classification Committees, which meet on a quarterly basis. The Asset Classification Committee reviews risk performance trends within the bank's loan and REO portfolios and economic trends and conditions which might impact those portfolios. This Committee also reviews the status of individual criticized and classified asset from $500,000 up to $5,000,000. The Asset Classification Committee concludes with a presentation on the allowance for loan and lease losses. The Asset Review, which meets in conjunction with the Asset Classification Committee, reviews the status of individual criticized and classified assets of $5,000,000 and greater.

The Federal Financial Institution Examination Council, which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The bank believes that its levels of general valuation allowances at September 30, 2000 comply with the guidelines. In September 2000, the FFIEC issued a proposed policy statement providing additional guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The bank is reviewing its existing procedures in light of the proposed policy statement.

The bank's assets are subject to review and classification by the OTS upon examination. Based on such examinations, the bank could be required to establish additional valuation allowances or incur additional charge-offs.

Deposits and Other Sources of Funds

General. Deposits are the primary source of the bank's funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the bank's operating or investing activities, or planned growth. In recent periods, the bank has relied to a significantly greater degree on borrowed funds -- particularly FHLB advances -- and brokered deposits to fund its planned asset growth. Those sources of funding generally are more volatile and expensive than traditional core deposits.

Deposits. Chevy Chase currently offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Deposit programs include Super Money Fund, Super Statement Savings, Super NOW, Insured Money Fund, Checking, Simple Statement Savings, Young Savers, Certificate, and special programs for Individual Retirement and Keogh self-employed retirement accounts.

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 856 ATMs, including 335 ATMs located in grocery stores. These ATMs significantly enhance the bank's position as a leading provider of convenient ATM service in its primary market area. The bank is a member of the "STAR"(R) ATM network which offers nationwide access, and the "PLUS"(R) ATM network, which offers worldwide access. In addition, the bank has a partnership agreement with a regional grocery store to potentially provide in-store banking centers at up to 163 Maryland, Virginia, Delaware and Washington DC area stores. As of September 30, 2000, the bank has opened 38 in-store banking centers as part of this agreement.

Chevy Chase accepted brokered deposits in fiscal 2000 and 1999 as a way to diversify the bank's funding sources and provide additional funding for planned growth. The bank had $1.4 billion and $584.2 million of brokered deposits at September 30, 2000 and 1999. Under FDIC regulations, the bank can accept brokered deposits as long as it meets the capital standards established for well capitalized institutions or, with FDIC approval, adequately-capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. However, during fiscal years 2000 and 1999, management determined that they represented a viable alternative source of funds for the bank, particularly in light of the bank's need to fund its planned rate of growth. The bank will continue to explore using brokered deposits as a source of funds in the future.

The bank obtains deposits primarily from customers residing in Montgomery and Prince George's Counties in Maryland and Northern Virginia. Approximately 47.4% of the bank's deposits at September 30, 2000 were obtained from depositors residing outside of Maryland, with approximately 17.2% of the bank's deposits being obtained from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

Deposit Analysis
(Dollars in thousands)


                                                                    September 30,
                              -----------------------------------------------------------------------------------------
                                     2000               1999             1998              1997              1996
                              ----------------- ----------------- ----------------- ----------------- -----------------

                                          % of              % of              % of              % of              % of
                               Balance    Total   Balance   Total   Balance   Total   Balance   Total   Balance   Total
----------------------------- ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------
Demand and NOW accounts       $1,849,203  26.3% $1,606,169  27.9% $1,329,839  27.2% $1,120,375  22.9% $1,007,902  24.2%

Money market deposit
 accounts                      1,156,829  16.4   1,125,405  19.5   1,019,569  20.9     983,016  20.1   1,002,688  24.1

Statement savings accounts       779,344  11.1     888,212  15.4     913,467  18.7     907,141  18.5     881,285  21.2

Jumbo certificate accounts       636,750   9.0     486,245   8.4     358,913   7.3     358,737   7.3     125,847   3.0

Brokered certificate
 accounts                      1,306,419  18.6     532,588   9.3         --     --     315,142   6.4          --    --

Other certificate accounts     1,195,999  17.0   1,016,118  17.6   1,168,746  23.9   1,130,274  23.2   1,077,828  25.9

Other deposit accounts           113,245   1.6     108,749   1.9      97,696   2.0      79,071   1.6      68,487   1.6
                              ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------

     Total deposits           $7,037,789 100.0% $5,763,486 100.0% $4,888,230 100.0% $4,893,756 100.0% $4,164,037 100.0%
                              ========== ====== ========== ====== ========== ====== ========== ====== ========== ======






Average Cost of Deposits

                                          Year Ended September 30,
                              -------------------------------------------------
                              2000                 1999                  1998
                              -----                -----                 -----

Demand and NOW accounts       0.88%                1.04%                 1.99%
Money market accounts         3.55%                3.36%                 3.90%
Statement savings and
   other deposit accounts     1.86%                2.07%                 3.02%
Certificate accounts          5.69%                4.88%                 5.41%


  Total deposit accounts      3.71%                3.04%                 3.84%
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

                                                   Deposit Flows
                                             Year Ended September 30,
                                    -----------------------------------------
(In thousands)
                                        2000          1999          1998
                                    ------------- ------------- -------------
Deposits to accounts............... $ 38,470,514  $ 40,084,375  $ 24,799,407
Withdrawals from
   accounts........................  (37,418,474)  (39,355,464)  (24,984,251)
                                    ------------- ------------- -------------
Net cash to (from)
   accounts........................    1,052,040       728,911       (184,844)
Interest credited to
   accounts........................      222,263       146,345       179,318
                                    ------------- ------------- -------------
Net increase (decrease) in deposit
   balances........................ $  1,274,303   $   875,256   $    (5,526)
                                    ============= ============= =============

Deposit growth may be moderated by the bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 2000 which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits
As of September 30, 2000
(Dollars in thousands)



                  Demand, NOW
               and Money Market         Statement       Passbook and Other      Certificate
               Deposit Accounts     Savings Accounts      Core Accounts          Accounts                Total
              --------------------  ------------------  ------------------  --------------------  --------------------
 Maturing
  During                 Weighted            Weighted            Weighted              Weighted             Weighted
Year Ending              Average             Average             Average               Average              Average
September 30,   Amount    Rate       Amount   Rate       Amount   Rate        Amount    Rate       Amount    Rate
------------- ---------- ---------  -------- ---------  -------- ---------  ---------- ---------  --------- ----------



    2001      $3,006,032   1.91 %   $779,344   1.90 %   $113,245   1.66 %   $2,388,385   6.08 %   $6,287,006  3.49 %

    2002          --       --          --      --          --      --         582,576    6.77      582,576    6.77

    2003          --       --          --      --          --      --         124,716    6.69      124,716    6.69

    2004          --       --          --      --          --      --          11,079    4.77       11,079    4.77

    2005          --       --          --      --          --      --          32,412    6.02       32,412    6.02

              ----------            --------            --------            ----------            ---------

   Total      $3,006,032   1.91 %   $779,344   1.90 %   $113,245   1.66 %   $3,139,168   6.23 %   $7,037,789  3.83 %
              ==========            ========            ========            ==========            =========

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2000.

  Year Ending September 30,     Amount           Weighted Average Rate
  -------------------------  --------------      ---------------------
  (Dollars in thousands)
  2001.....................     $  563,178                6.27%
  2002.....................         34,976                6.79%
  2003.....................          9,716                6.52%
  2004.....................          1,207                4.63%
  2005.....................          5,322                6.05%
                             --------------              -------
     Total.................     $  614,399                6.30%
                             ==============              =======

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2000 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates
As of September 30, 2000
(In thousands)



                                                     Accounts Maturing During Year Ending September 30,
                          ----------------------------------------------------------------------------------------------------------

      Interest Rate            2001               2002             2003              2004             2005               Total
-----------------------   --------------     -------------    -------------     -------------    -------------      --------------


Demand deposits (0%)      $     555,747      $     --         $     --          $     --         $     --           $     555,747

0.01% to 1.99%                2,160,691            --               --                --               --               2,160,691

2.00% to 2.99%                  166,928            --               --                --               --                 166,928

3.00% to 3.99%                  563,540            --               --                --               --                 563,540

4.00% to 4.99%                  506,097            14,627              967             8,629              338             530,658

5.00% to 5.99%                  572,950            22,511           23,539               678            7,618             627,296

6.00% to 7.99%                1,761,053           545,438          100,210             1,772           24,456           2,432,929
                          --------------     -------------    -------------     -------------    -------------      --------------

     Total                $   6,287,006      $    582,576     $    124,716      $     11,079     $     32,412       $   7,037,789
                          ==============     =============    =============     =============    =============      ==============

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Such extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The bank had outstanding FHLB advances of $1.9 billion at September 30, 2000.

From time to time the bank enters into repurchase agreements, which are treated as financings. The bank sells securities, which are usually mortgage-backed securities, to a dealer and agrees to buy back the same securities at a specified time which is generally within seven to 90 days. The bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the bank secured by the securities sold. The bank had outstanding repurchase agreements of $369.6 million at September 30, 2000.

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

                                                       September 30,
                                             -----------------------------------
                                                  2000               1999
                                             ----------------  -----------------
(Dollars in thousands)

Securities sold under repurchase agreements:
Balance at year-end.........................     $   369,628        $   526,571
Average amount outstanding during
   the year.................................         490,333            371,660
Maximum amount outstanding at any
   month-end................................         647,779            526,571
Weighted average interest rate during
   the year.................................           6.27%              5.22%
Weighted average interest rate
   on year-end balances.....................           6.74%              5.78%

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

Subsidiaries

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the bank to make "conforming loans" to such subsidiaries and joint ventures in an amount not to exceed 50% of the bank's regulatory capital. At September 30, 2000, 2.0% and 3.0% of the bank's assets was equal to $214.2 million and $321.2 million, and the bank had $7.7 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

Real Estate Development Activities. Manor Investment Company was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the remaining property it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Banking - Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a wholly owned subsidiary of Chevy Chase Financial Services Corporation ("CCFS"), a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including customers and depositors of the bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of "personal line" property and casualty and life insurance programs to the general public, including customers and depositors of the bank. The Company's primary programs consist of home owner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

Special Purpose Subsidiaries. At September 30, 2000, Chevy Chase Real
Estate Corporation, a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 23 subsidiaries, 10 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank's investment in the subsidiaries was $91.7 million at September 30, 2000. The bank's investment in CCRC is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See "Lending Activities." Consumer Finance Corporation was formed as an operating subsidiary in December 1994 to engage in subprime automobile lending. Effective November 9, 2000, the bank stopped the origination of subprime automobile loans. The bank will continue its collection efforts on the existing portfolio. See Note 32 to the Consolidated Financial Statements in this report. Chevy Chase Preferred Capital Corporation was formed in August 1996 as an operating subsidiary to invest in real estate loans, and mortgage-backed securities and related assets, and to serve as the vehicle for raising additional Tier 1 capital for the bank.

On November 12, 1997, a newly formed operating subsidiary of the bank acquired ASB Capital Management, Inc. through which the bank offers investment, management and fiduciary services to primarily institutional customers. As a result of an internal reorganization that took effect on October 1, 2000, ASB Capital Management, Inc.'s trust activities will be conducted through Chevy Chase Trust Company, a separate wholly owned operating subsidiary of the bank.

Employees

The bank and its subsidiaries had 3,234 full-time and 460 part-time employees at September 30, 2000. The bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See "Item 11. Executive Compensation" for a discussion of certain compensation programs available to the bank's executive officers. None of the bank's employees is represented by a collective bargaining agent. The bank believes that its employee relations are good.

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

The bank's major competition comes from local depository institutions and, as a result of deregulation of the financial services industry and changing market demands over recent years, regional, national and international financial institutions and other providers of financial services. The GLB Act amended federal law to permit broader affiliations among commercial banks, securities firms, insurance companies, and other financial services providers.

The bank estimates that it competes principally with approximately thirteen depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with such institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, Chevy Chase had the largest market share, with approximately 22% of deposits in Montgomery County, Maryland, and ranked third in market share, with approximately 10% of deposits, in Prince George's County, Maryland at June 30, 1999. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

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

Provisions that repealed the thrift bad debt provisions of the Internal Revenue Code were included in the Small Business Act of 1996 and took effect for tax years beginning after December 31, 1995. As a result, for its fiscal year 2000 and fiscal year 1999, the bank is no longer able to use the "reserve method" for computing its bad debt deduction and can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of this legislation also require thrifts to recapture and pay tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The bank's accumulated reserves since 1987 which are subject to recapture under this rule are $101.3 million.
Of this amount, $16.9 million was recaptured in fiscal year 2000 and 1999, and $84.4 million remains subject to recapture over the remainder of the six year recovery period. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank's financial statements as of September 30, 2000 and 1999.

Consolidated Tax Returns; Tax Sharing Payments. Generally, the operations of the Trust have generated significant net operating losses. The bank's taxable income generally has been sufficient to fully utilize the current year tax loss of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended, the bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below.

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

The bank made tax sharing payments of $6.6 million in fiscal 2000. At September 30, 2000, the amount of tax sharing payments due to the Trust from the bank was $3.5 million. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the Trust's affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using such tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (2) to the extent such losses or credits are not used by the group in such year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize such nonpayment as an unsecured extension of credit by the bank to the Trust which, as described above under "Holding Company Regulation," is prohibited under current law. The tax sharing agreement itself does not provide for any remedies upon a breach by any party of its obligations under the agreement.

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

ITEM 2.  PROPERTIES

Real Estate

A list of the investment properties of the Real Estate Trust is set forth under "Item 2. Business - Real- Estate - Real Estate Investments."

The Trust conducts its principal business from its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200 Wisconsin Avenue, Suite 903, Bethesda, Maryland. Saul Company leases both office facilities on behalf of the Trust.

Banking

At September 30, 2000, the bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 8401 Connecticut Avenue, Chevy Chase, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland; its office facilities at 7700 and 7735 Old Georgetown Road, Bethesda, Maryland, and 1101 Pennsylvania Avenue, NW, Washington, DC; and 170 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the bank owned the building and land for 31 of its branch offices and leased its remaining 139 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive, 7735 Old Georgetown Road, 1101 Pennsylvania Avenue, NW and the land at 7700 Old Georgetown Road. Chevy Chase owns the building at 7700 Old Georgetown Road. In addition, the bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal 2001 to 2019 and the ground leases have terms expiring from fiscal 2029 to 2080. The bank also owns the building and land at 5202 President's Court, Frederick, Maryland. In connection with the sale of the credit card portfolio and related operations on September 30, 1998, the bank entered into a lease agreement with the purchaser for this facility. See Note 19 to the Consolidated Financial Statements in this report for lease expense and commitments.

The following table sets forth the location of the bank's 170 full-service branch offices at September 30, 2000.

         1 Catoctin Circle                  8201 Greensboro Drive
         Leesburg, VA  20176                McLean, VA  22102

         1100 W. Broad Street               234 Maple Avenue East
         Falls Church, VA  22046            McLean, VA  22180

         3941 Pickett Road                  8436 Old Keene Mill Road
         Fairfax, VA  22031                 Springfield, VA  22152

         1439 Chain Bridge Road             75 West Lee Highway
         McLean, VA  22101                  Warrenton, VA  20186

         8120 Sudley Road                   6367 Seven Corners Center
         Manassas, VA  20109                Falls Church, VA  22044

         1100 S. Hayes Street               13344-A Franklin Farms Road
         Arlington, VA  22202               Herndon, VA  20171

         2932 Chain Bridge Road             20970 Southbank Street
         Oakton, VA  22124                  Potomac Falls, VA 20165

         1201 Elden Street                  21800 Towncenter Plaza
         Herndon, VA  20170                 Sterling, VA  20164

         5613 Stone Road                    7030 Little River Turnpike
         Centreville, VA  20120             Annandale, VA  22003

         44151 Ashburn Shopping Plaza       3095 Nutley Street
         Ashburn, VA  20147                 Fairfax, VA 22031

         3690-A King Street                 4700 Lee Highway
         Alexandria, VA  22302              Arlington, VA 22207

         6609 Springfield Mall              5851 Crossroads Center Way
         Springfield, VA  22150             Falls Church, VA  22041

         500 South Washington Street        6800 Richmond Highway
         Alexandria, VA  22314              Alexandria, VA  22306

         10100 Dumfries Road                7935 L Tysons Corner Center
         Manassas, VA  22110                McLean, VA  22102

         5870 Kingstowne Boulevard          11874 Spectrum Center
         Alexandria, VA  22310              Reston, VA  20190

         3499 S. Jefferson Street           5230-A Port Royal Road
         Baileys Crossroads, VA 22041       Springfield, VA  22151

         3046 Gatehouse Plaza               8628 Richmond Highway
         Falls Church, VA  22042            Alexandria, VA  22309

         1621 B Crystal Square Arcade       46160 Potomac Run Plaza
         Arlington, VA  22202               Sterling, VA  20164

         1100 Wilson Boulevard              5740 Union Mills Road
         Arlington, VA  22209               Clifton, VA 20124

         4229 Merchant Plaza                21100 Dulles Town Circle
         Woodbridge, VA  22192              Dulles, VA 20166

         14125 St. Germain Drive            7575 Newlinton Hall Road
         Centreville, VA  20121             Gainesville, VA  20155

         3532 Columbia Pike                 12445 Hedges Run Drive
         Arlington, VA 22204                Lakeridge, VA 22192

         11200 Main Street                  9863 Georgetown Pike
         Fairfax, VA 22030                  Great Falls, VA 22066

         13043 Lee Jackson Memorial Highway 2251 John Milton Drive
         Fairfax, VA 22033                  Herndon, VA 20171

         2079 Daniel Stuart Square          7137 Columbia Pike
         Woodbridge, VA 22191               Annandale, VA 22003

         2901-11 South Glebe Road           8110 Fletcher Avenue
         Arlington, VA 22206                McLean, VA 22101

         7501 Huntsman Boulevard            3501 Plank Road
         Springfield, VA 22153              Fredericksburg, VA 22407

         1230 West Broad Street             6011 Burke Center Parkway
         Falls Church, VA 22047             Burke, VA 22015

         10346 Courthouse Road              8025 Sudley Road
         Spotsylvania, VA 22553             Manassas, VA 22110

         3480 South Jefferson Street        1228 Elden Street
         Falls Church, VA 22041             Herndon, VA 22070

         26001 Ridge Road                   8315 Georgia Avenue
         Damascus, MD 20872                 Silver Spring, MD 20910

         17831 Georgia Avenue               4701 Sangamore Road
         Olney, MD 20832                    Bethesda, MD 20816

         11261 New Hampshire Avenue         2185 Brightseat Road
         Silver Spring, MD 20904            Landover, MD 20785

         101 Halpine Road                   6200 Annapolis Road
         Rockville, MD 20852                Landover Hills, MD 20784

         6107 Greenbelt Road                33 West Franklin Street
         Berwyn Heights, MD 20740           Hagerstown, MD 21740

         4 Bureau Drive                     6400 Belcrest Road
         Gaithersburg, MD 20878             Hyattsville, MD 20782

         19610 Club House Road              8740 Arliss Street
         Gaithersburg, MD 20886             Silver Spring, MD 20901

         812 Muddy Branch Road              2409 Wooton Parkway
         Gaithersburg, MD 20878             Rockville, MD 20850

         10211 River Road                   8845 Branch Avenue
         Potomac, MD 20854                  Clinton, MD 20735

         14113 Baltimore Avenue             1181 University Boulevard
         Laurel, MD 20707                   Langley Park, MD 20783

         7290-A Cradlerock Way              19801 Century Boulevard
         Columbia, MD 21045                 Germantown, MD 20874

         1151 Maryland Route 3 North        1009 West Patrick Street
         Gambrills, MD 21054                Frederick, MD 21701

         12228 Viers Mill Road              7937 Ritchie  Highway
         Silver Spring, MD 20906            Glen Burnie, MD 21061

         317 Kentlands Boulevard            19781-83 Frederick Road
         Gaithersburg, MD 20878             Germantown, MD 20876

         215 N. Washington Street           16827 Crabbs Branch Way
         Rockville, MD 20850                Rockville, MD 20855

         1336 Crain Highway South           2321-E Forest Drive
         Mitchellville, MD 20716            Annapolis, MD 21401

         573 Governor Ritchie Highway       15460 Annapolis Road
         Severna Park, MD 21146             Bowie, MD 20715

         4745 Dorsey Hall Drive             20000 Goshen Road
         Ellicott City, MD 21042            Gaithersburg, MD 20879

         1130 Smallwood Drive               12097 Rockville Pike
         Waldorf, MD 20603                  Rockville, MD 20852

         10800 Baltimore Avenue             10159 New Hampshire Avenue
         Beltsville, MD 20705               Hillandale, MD 20903

         1040 Largo Center Drive            6264 Central Avenue
         Largo, MD 20785                    Seat Pleasant, MD 20743

         6335 Marlboro Pike                 7700 Old Georgetown Road
         District Heights, MD 20747         Bethesda, MD 20814

         7530 Annapolis Road                18104 Town Center Drive
         Lanham, MD 20784                   Olney, MD 20832

         11241 Georgia Avenue               6197 Oxon Hill Road
         Wheaton, MD 20902                  Oxon Hill, MD 20745

         13484 New Hampshire Avenue         10821 Connecticut Avenue
         Silver Spring, MD 20904            Kensington, MD 20895

         7101 Democracy Boulevard           18006 Mateny Road
         Bethesda, MD 20817                 Germantown, MD 20874

         4825 Cordell Avenue                7406 Baltimore Avenue
         Bethesda, MD 20814                 College Park, MD 20740

         7515 Greenbelt Road                980 E. Swan Creek Road
         Greenbelt, MD 20770                Fort Washington, MD 20744

         15777 Columbia Pike                3828 International Drive
         Burtonsville, MD 20866             Silver Spring, MD 20906

         509 N. Frederick Avenue            3400 Crain Highway
         Gaithersburg, MD 20877             Bowie, MD 20716

         5823 Eastern Avenue                2315 Randolph Road
         Chillum, MD 20782                  Silver Spring, MD 20906

         3355 Corridor Market Place         6020 Marshalee Drive
         Laurel, MD 20724                   Elkridge, MD 21075

         10400 Old Georgetown Road          135 East Baltimore Street
         Bethesda, MD 20814                 Baltimore, MD 21202

         115 University Boulevard West      2801 University Boulevard West
         Silver Spring, MD 20901            Kensington, MD 20895

         9707 Old Georgetown Road           4624 Edmondson Avenue
         Bethesda, MD 20814                 Baltimore, MD 21229

         7941 Tuckerman Lane                6000 Greenbelt Road
         Potomac, MD 20854                  Greenbelt, MD 20704

         Stamp Student Union                9730 Groffs Mill Drive
         College Park, MD 20742             Owings Mills, MD 21117

         5400 Corporate Drive               6340 York Road
         Frederick, MD 21703                Towson, MD 21212

         20944 Frederick Road               4622 Wilkens Avenue
         Germantown, MD 20876               Baltimore, MD 21229

         3601 St. Barnabas Road             11301 Rockville Pike
         Silver Hill, MD 20746              Kensington, MD  20895

         18331 Leaman Farm Road             7500 Old Georgetown Road
         Germantown, MD 20876               Bethesda, MD  20814

         1734 York Road                     5370 Westbard Avenue
         Lutherville, MD 21093              Bethesda, MD 20816

         11399 York Road                    7340 Westlake Terrace
         Cockeysville, MD 21030             Bethesda, MD 20817

         751 South Salisbury Boulevard      1327 Lamberton Drive
         Salisbury, MD 21801                Silver Spring, MD 20902

         5700 Southeast Crain Highway       2215 Bel Pre Road
         Upper Marlboro, MD 20772           Wheaton, MD 20906

         5476 Wisconsin Avenue              8401 Connecticut Avenue
         Chevy Chase, MD 20815              Chevy Chase, MD 20815

         8100 Loch Raven Boulevard          5424 Western Avenue
         Towson, MD 21286                   Chevy Chase, MD 20815

         842 Muddy Branch Road              13641 Connecticut Avenue
         Gaithersburg, MD 20878             Wheaton, MD 20906

         4455 Connecticut Avenue, NW        229 Kentlands Boulevard
         Washington, DC  20008              Gaithersburg, MD 20878

         2831 Alabama Avenue, SE            4000 Wisconsin Avenue, NW
         Washington, DC 20020               Washington, DC 20016

         1800 M Street, NW                  1717 Pennsylvania Avenue, NW
         Washington, DC 20036               Washington, DC  20006

         1545 Wisconsin Avenue, NW          925 15th Street, NW
         Washington, DC 20007               Washington, DC 20005

         4860 Massachusetts Avenue, NW      1299 Pennsylvania Avenue, NW
         Washington, DC 20016               Washington, DC 20005

         210 Michigan Avenue, NE            5714 Connecticut Avenue, NW
         Washington, DC  20017              Washington, DC 20015

         22 Lighthouse Plaza                1850 K Street, NW
         Rehoboth Beach, DE 19971           Washington, DC 20006

At September 30, 2000, the net book value of the bank's office facilities, including leasehold improvements, was $53.3 million, net of accumulated depreciation of $77.9 million. See Note 18 to the Consolidated Financial Statements in this report.

As of October 2000, the bank had received OTS approval to open four additional full-service branch offices. The branches, three in Virginia and one in Maryland, are scheduled to open during fiscal 2001.

During fiscal 1998, the bank entered into an agreement to lease approximately
3.5 acres of land located at 7501 Wisconsin Avenue, Bethesda, Maryland, on which the bank is developing an office building to use as its new corporate headquarters. At September 30, 2000, the bank had invested $90.0 million related to this facility.

The bank owns additional assets, including furniture and data processing equipment. At September 30, 2000, these other assets had a book value of $219.2 million, net of accumulated depreciation of $118.1 million. The bank also has operating leases, primarily for certain data processing equipment and software. Such leases have month-to-month or year-to-year terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

There currently is no established public trading market for Common Shares. At December 6, 2000, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on its Common Shares during the past two fiscal years. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                             SELECTED FINANCIAL DATA

==================================================================================================================================

                                                                                    Year Ended September 30
                                                               -------------------------------------------------------------------

(In thousands, except per share amounts and other data)            2000          1999         1998         1997          1996
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                           $ 132,858    $ 106,025     $ 98,592      $ 84,569     $ 76,839
Operating expenses                                                   145,484      121,676      118,636       108,601      104,321
Equity in earnings of partnership investments                          7,711        5,360        1,918         4,150        3,374
Gain (loss) on sales of property                                         994           --         (331)          895          (68)
                                                               -------------------------------------------------------------------
Real estate operating loss                                            (3,921)     (10,291)     (18,457)      (18,987)     (24,176)
                                                               -------------------------------------------------------------------

Banking:
Interest income                                                      736,659      519,493      437,404       454,352      388,196
Interest expense                                                     394,400      245,507      238,410       239,815      188,836
                                                               -------------------------------------------------------------------
Net interest income                                                  342,259      273,986      198,994       214,537      199,360
Provision for loan losses                                            (49,930)     (22,880)    (150,829)     (125,115)    (115,740)
                                                               -------------------------------------------------------------------
Net interest income after provision for loan and lease losses        292,329      251,106       48,165        89,422       83,620
                                                               -------------------------------------------------------------------
Other income:
    Servicing and securitization income                               38,441       31,670      231,674       303,216      284,964
    Credit card fees                                                      --           --       53,881        57,381       30,765
    Deposit servicing fees                                            88,253       69,570       51,997        41,893       29,900
    Gain on sales of trading securities, net                           1,490        7,243          982         1,203        1,158
    Net unrealized gains (losses) on trading securities                   --        1,192       (1,258)           --           --
    Gain (loss) on real estate held for investment or sale, net       (1,523)      34,049      (16,539)      (18,688)     (24,413)
    Gain on sales of assets                                            1,486        3,779      290,434         1,527        1,732
    Other                                                             26,112       22,693       29,089        22,573       19,713
                                                               -------------------------------------------------------------------
Total other income                                                   154,259      170,196      640,260       409,105      343,819
                                                               -------------------------------------------------------------------
Operating expenses                                                   365,316      325,322      504,018       418,346      381,328
                                                               -------------------------------------------------------------------
Banking operating income                                              81,272       95,980      184,407        80,181       46,111
                                                               -------------------------------------------------------------------

Total Company:
Operating income                                                      77,351       85,689      165,950        61,194       21,935
Provision for income taxes                                            23,217       29,302       42,869        12,810        8,301
                                                               -------------------------------------------------------------------

Income before extraordinary item and minority interest                54,134       56,387      123,081        48,384       13,634
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                  (166)          --       (9,601)           --           --
                                                               -------------------------------------------------------------------
Income before minority interest                                       53,968       56,387      113,480        48,384       13,634
Minority interest held by affiliates                                  (6,298)      (7,604)     (22,043)       (6,848)      (3,962)
Minority interest -- other                                           (25,313)     (25,313)     (25,313)      (22,676)      (9,750)
                                                               -------------------------------------------------------------------
Total company net income (loss)                                     $ 22,357     $ 23,470     $ 66,124      $ 18,860        $ (78)
                                                               ===================================================================

Net income (loss) available to common shareholders                  $ 16,939     $ 18,052     $ 60,706      $ 13,442     $ (5,498)

Net income (loss) per common share:
Income before extraordinary item and minority interest               $ 10.08      $ 10.56      $ 24.38        $ 8.90       $ 1.70
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                 (0.03)          --        (1.99)           --           --
                                                               -------------------------------------------------------------------
Income before minority interest                                        10.05        10.56        22.39          8.90         1.70
Minority interest held by affiliates                                   (1.30)       (1.58)       (4.57)        (1.42)       (0.82)
Minority interest -- other                                             (5.24)       (5.24)       (5.24)        (4.70)       (2.02)
                                                               -------------------------------------------------------------------
Total company net income (loss)                                       $ 3.51       $ 3.74      $ 12.58        $ 2.78      $ (1.14)
                                                               ===================================================================

----------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

                             SELECTED FINANCIAL DATA
                                   (Continued)
==================================================================================================================================

                                                                                    Year Ended September 30
                                                               -------------------------------------------------------------------

(In thousands, except per share amounts and other data)            2000          1999         1998         1997          1996
----------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Assets:
Real estate assets                                                 $ 430,864    $ 365,071    $ 323,432     $ 300,573    $ 294,503
    Income-producing properties, net                                 238,249      207,407      183,879       156,535      156,115
    Land parcels                                                      39,716       39,448       40,110        42,160       41,580
Banking assets                                                    10,684,994    9,146,769    6,721,149     6,057,413    5,693,074
Total company assets                                              11,115,858    9,511,840    7,044,581     6,357,986    5,987,577

Liabilities:
Real estate liabilities                                              738,367      663,638      636,036       590,910      578,092
    Mortgage notes payable                                           307,214      213,447      198,874       180,204      173,345
    Notes payable - secured                                          200,000      216,000      200,000       175,000      177,500
    Notes payable - unsecured                                         47,463       46,122       50,335        46,633       42,367
Banking liabilities                                               10,071,545    8,562,284    6,141,636     5,582,167    5,388,444
Minority interest held by affiliates                                  79,028       73,236       72,242        51,388       46,065
Minority interest - other                                            218,307      218,307      218,306       218,306       74,307
Total company liabilities                                         11,107,247    9,517,465    7,068,220     6,442,771    6,086,908

Shareholders' equity (deficit)                                         8,611       (5,625)     (23,639)      (84,785)     (99,331)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                                     $ 24,980     $ 30,388     $ 14,738       $ 6,911      $ 9,782
    Banking                                                          887,985      (10,534)   2,211,589     2,368,287    1,747,887
                                                               -------------------------------------------------------------------
Total Company                                                        912,965       19,854    2,226,327     2,375,198    1,757,669
                                                               -------------------------------------------------------------------

Net cash flows provided by (used in) investing activities:
    Real estate                                                      (88,665)     (44,237)     (45,115)      (11,664)      (4,907)
    Banking                                                       (2,475,266)  (2,995,105)  (2,202,225)   (2,276,165)  (2,567,763)
                                                               -------------------------------------------------------------------
Total Company                                                     (2,563,931)  (3,039,342)  (2,247,340)   (2,287,829)  (2,572,670)
                                                               -------------------------------------------------------------------

Net cash flows provided by (used in) financing activities:
    Real estate                                                       63,957       17,756       26,079         7,485       (6,714)
    Banking                                                        1,425,368    2,379,329      555,201       293,344      727,019
                                                               -------------------------------------------------------------------
Total Company                                                      1,489,325    2,397,085      581,280       300,829      720,305
                                                               -------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (161,641)    (622,403)     560,267       388,198      (94,696)
----------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                      16           15           12            10            9
    Number of guest rooms                                              3,196        3,103        2,772         2,370        2,261
    Average occupancy                                                    71%          68%          68%           70%          68%
    Average room rate                                                 $89.16       $85.46       $81.01        $72.21       $68.79
Office properties:
    Number of properties                                                  10            7            7             8            8
    Leasable area (square feet)                                    1,684,425    1,277,243    1,270,087     1,308,000    1,308,000
    Leasing percentages                                                  98%          92%         100%           99%          93%
Land parcels:
    Number of parcels                                                      9           10           10            10            9
    Total acreage                                                        399          417          434           439          446

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

Financial Condition

Real Estate

The Real Estate Trust's investment portfolio at September 30, 2000 consisted primarily of hotels, office projects, and land parcels. See "Business - Real Estate - Real Estate Investments." During fiscal 2000, the Real Estate Trust added a 95-unit TownePlace Suites to its hotel portfolio, which at year-end included 16 properties containing 3,196 available rooms. Also during fiscal 2000, the Real Estate Trust acquired a 248,000 square foot multi-storied building and developed two single-story buildings containing 160,000 square feet of gross leasable area.

Overall, the hotel portfolio experienced an average occupancy rate of 71% and an average room rate of $89.16 during fiscal 2000, compared to an average occupancy of 68% and an average room rate of $85.45 during the prior year. For the twelve hotels owned throughout both periods, the average occupancies were 72% and 68%, and the average rates were $91.12 and $85.65. REVPAR (revenue per available room) for the twelve hotels was $65.16 for fiscal 2000, an 11.4% increase over REVPAR for fiscal 1999 of $58.47.

Office space in the Real Estate Trust's office property portfolio was 98% leased at September 30, 2000, compared to a leasing rate of 92% at September 30, 1999. At September 30, 2000, the Real Estate Trust's office property portfolio consisted of 10 properties and had a total gross leasable area of 1,684,000 square feet, of which 212,000 square feet (12.6%) and 217,000 square feet (12.9%) are subject to leases expiring in fiscal 2001 and fiscal 2002.

Banking

General. The bank continued its pattern of growth during fiscal 2000 with total assets increasing to $10.7 billion, an increase of $1.6 billion from fiscal 1999. Total loans and leases increased $1.8 billion during fiscal 2000, funded primarily through increases in deposits, including brokered deposits, and Federal Home Loan bank advances. The bank recorded operating income of $81.3 million during fiscal 2000, compared to operating income of $96.0 million during fiscal 1999. Fiscal 1999 results include the impact of a $31.6 million pre-tax gain on the sale of an REO property. The decrease in income for fiscal 2000 was attributable to a $15.9 million decrease in other (non-interest) income, largely resulting from the gain on the sale of the REO property during 1999, an increase in operating (non-interest) expenses of $40.0 million in fiscal 2000 and an increase in the provision for loan and lease losses of $27.1 million. Partially offsetting the reduction of income were increases in net interest income of $68.3 million and deposit service fees of $18.9 million. See "Results of Operations."

Gain (loss) on real estate held for investment or sale decreased during fiscal year 2000 to a loss of $1.5 million from a gain of $34.0 million during fiscal 1999. The $35.6 million decrease was primarily attributable to a $31.6 million gain on sale of one of the communities in Loudoun County, Virginia which took place in fiscal 1999.

Servicing and securitization income increased $6.8 million, or 21.4%, during fiscal 2000 primarily as a result of increased securitization activity. During fiscal 2000, the bank securitized and sold $674.8 million of automobile loan receivables and recognized a gain of $4.6 million. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. See Notes 1, 2 and 10 to the Consolidated Financial Statements in this report. See "Liquidity and Capital Resources - Banking." The bank recognized a net unrealized gain of $2.6 million during fiscal 2000 on its interest-only strips receivables. The bank did not recognize any net unrealized gains or losses on interest-only strips receivables during fiscal 1999. In addition, amortization of interest-only strips receivable related to prior gains on sales of loans totaled $7.3 million during fiscal 2000 compared to $8.7 million during fiscal 1999.

Real estate owned, net of valuation allowances, decreased from $48.8 million at September 30, 1999 to $48.5 million at September 30, 2000. This reduction was primarily due to sales in the Communities and other properties offset by an increase in the bank's ownership interest in two of the communities. See "Asset Quality - REO."

At September 30, 2000, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.48%, 5.48%, 7.21% and 11.01%. The bank's capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See "Capital."

During fiscal 2000, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $1,600 per share. Subsequent to September 30, 2000, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the amount of $400 per share.

The bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent examination of the bank in February 2000.

Asset Quality. Non-Performing Assets. The bank's level of non-performing assets increased during fiscal 2000. The following table sets forth information concerning the bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                                           September 30,
                                                                 -------------------------------------------------------------------
                                                                     2000         1999          1998          1997          1996
                                                                 -----------  ------------ -------------  ------------  ------------
Non-performing assets:
  Non-accrual loans:
      Residential                                                $    5,171   $     4,756  $      8,106   $     9,617   $     8,200
      Real estate and construction and ground                            70            --            --            --            --
                                                                 -----------  ------------ -------------  ------------  ------------
        Total non-accrual real estate loans                           5,241         4,756         8,106         9,617         8,200
      Credit card  (1) (2)                                               --            --            --            --        25,350
      Commercial                                                         --           269            --            --            --
      Subprime automobile                                            12,026         6,640         3,563         3,154           382
      Other consumer                                                  5,399         1,607           938         1,072           857
                                                                 -----------  ------------ -------------  ------------  ------------
        Total non-accrual loans (3)                                  22,666        13,272        12,607        13,843        34,789
                                                                 -----------  ------------ -------------  ------------  ------------

  Real estate acquired in settlement of loans                       129,213       133,157       218,972       231,407       246,380
  Allowance for losses on real estate acquired in settlement
   of loans                                                         (80,752)      (84,405)     (153,564)     (140,738)     (126,519)
                                                                 -----------  ------------ -------------  ------------  ------------
      Real estate acquired in settlement of loans, net               48,461        48,752        65,408        90,669       119,861
                                                                 -----------  ------------ -------------  ------------  ------------

        Total non-performing assets                                  71,127        62,024        78,015       104,512       154,650

  Accruing loans past due 90 days                                        --            --            --        25,700            --
                                                                 -----------  ------------ -------------  ------------  ------------
Total non-performing assets and accruing loans past due
  90 days                                                        $   71,127   $    62,024  $     78,015   $   130,212   $   154,650
                                                                 ===========  ============ =============  ============  ============

Troubled debt restructurings                                     $       --   $    11,714  $     11,800   $    11,861   $    13,618
                                                                 ===========  ============ =============  ============  ============

Allowance for losses on loans and leases                         $   54,018   $    58,139  $     60,157   $   105,679   $    95,523
Allowance for losses on real estate held for investment                 202           202           202           198           191
Allowance for losses on real estate acquired in settlement
  of loans                                                           80,752        84,405       153,564       140,738       126,519
                                                                 -----------  ------------ -------------  ------------  ------------

  Total allowances for losses                                    $  134,972   $   142,746  $    213,923   $   246,615   $   222,233
                                                                 ===========  ============ =============  ============  ============

Interest income recorded
  Non-accrual assets                                             $        4   $        17  $         38   $       441   $       770
                                                                 ===========  ============ =============  ============  ============
  Restructured loans                                             $      340   $       229  $        367   $       265   $       507
                                                                 ===========  ============ =============  ============  ============

Interest income that would have been recorded had the
   loans been current in accordance with their original terms
  Non-accrual assets                                             $    2,434   $     1,769  $      1,081   $     5,692   $     7,364
                                                                 ===========  ============ =============  ============  ============
  Restructured loans                                             $    1,323   $     1,261  $      1,244   $     1,244   $     1,693
                                                                 ===========  ============ =============  ============  ============


------------------------------------------------------------------------------------------------------------------------------------
(1) The bank sold its credit card portfolio and related operations on
    September 30, 1998.
(2) Effective June 30, 1997, the bank stopped placing credit card loans on non-accrual status.
(3) Before deduction of allowances for losses.

Non-Performing Assets (Continued)




                                                                                           September 30,
                                                                   -----------------------------------------------------------------
                                                                      2000        1999          1998          1997          1996
                                                                   -----------  ---------- -------------  ------------  ------------


Ratios:

Non-performing assets and accruing credit card loans past
  due 90 days, net to total assets (1)                                0.16%         0.04%         0.26%         0.40%         1.04%

Allowance for losses on real estate loans to non-accrual
  real estate loans (2)                                             205.76%       361.35%       204.18%        99.81%       134.44%

Allowance for losses on consumer loans to
  non-accrual consumer and other loans (2)(3)                       208.49%       440.52%       758.08%       148.37%       370.86%

Allowance for losses on loans and leases to non-accrual
  loans (2)                                                         238.32%       438.06%       477.17%       763.41%       274.58%

Allowance for losses on loans and leases to total loans
  and leases receivable (4)                                           0.65%         0.90%         2.17%         4.14%         2.81%


------------------------------------------------------------------------------------------------------------------------------------
(1) Non-performing assets is presented after all allowances for losses on loans and leases and real estate held for investment or sale.
(2) Before deduction of allowances for losses.
(3) Includes subprime automobile loans.
(4) Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $71.1 million, after valuation allowances on REO of $80.8 million, at September 30, 2000, compared to $62.0 million, after valuation allowances on REO of $84.4 million, at September 30, 1999. The bank also maintained valuation allowances of $54.0 million and $58.1 million on its loan and lease portfolio at September 30, 2000 and 1999. The $9.1 million increase in non-performing assets reflected an increase in non-accrual loans of $9.4 million which was partially offset by a net decrease in REO of $0.3 million.

Non-accrual Loans. The bank's non-accrual loans totaled $22.7 million at September 30, 2000, compared to $13.3 million at September 30, 1999 primarily due to increased delinquencies of subprime automobile loans. At September 30, 2000, non-accrual loans consisted of $5.2 million of non-accrual real estate loans and $17.4 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $4.8 million and non-accrual consumer and other loans of $8.5 million at September 30, 1999.

REO. At September 30, 2000, the bank's REO totaled $48.5 million, after valuation allowances on such assets of $80.8 million as set forth in the following table:

                                                                 Balance                        Balance
                          Number of                               Before                         After       Percent
                         Properties      Gross      Charge-     Valuation       Valuation      Valuation        of
                                        Balance      Offs       Allowances     Allowances      Allowances      Total
                         ------------  ----------  ----------  -------------  --------------  -------------  ----------
(Dollars in thousands)
Communities (1)               4          $146,345     $32,509      $113,836         $75,602        $38,234       78.9%

Residential ground            2             3,549      -              3,549           1,520          2,029        4.2%

Commercial Permanent          1             3,137      -              3,137         -                3,137        6.4%

Commercial ground             2            10,960       2,732         8,228           3,630          4,598        9.5%

Single-family
residential  properties       3               463      -                463        -                   463        1.0%

                         ------------  ----------  ----------  -------------  --------------  -------------  ----------
   Total REO                 12          $164,454     $35,241      $129,213         $80,752        $48,461      100.0%
                         ============  ==========  ==========  =============  ==============  =============  ==========

1) Consisting of four planned unit developments acquired by the bank pursuant to deeds in lieu of foreclosure.

During fiscal 2000, REO decreased $0.3 million, which was primarily attributable to sales in the Communities and other properties, partially offset by an increase in the bank's investment percentage in two of the communities, foreclosure of one commercial property and additional capitalized costs.

During fiscal 2000, the bank received revenues of $20.8 million resulting from dispositions of 431 residential lots or units in the Communities ($13.5 million), approximately 29.2 acres of commercial land in the Communities ($4.6 million) and various single-family residential properties ($2.7 million). The bank purchased from investors their interests in two of the communities for $9.3 million. The bank's ownership interest in one of the communities increased from 80% to 90% and in the other community from 57% to 84% as a result of the purchases.

The bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the bank's assets. The bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, DC metropolitan area.

The principal component of REO consists of the four Communities, all of which are under active development. At September 30, 2000, two of the active Communities had 907 remaining residential lots, of which 801 lots, or 88.3%, were under contract and pending settlement. The four active Communities had approximately 177 remaining acres of land designated for commercial use, of which 28.95 acres, or 16.3%, were under contract and pending settlement. In addition, at September 30, 2000, the bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The following chart provides historical sales information regarding the four remaining Communities:

                                              Residential Lots                     Commercial Ground (Acres)
                                              ----------------                     -------------------------
                                                                 Under                                     Under
Property Location                    Total          Sold        Contract        Total          Sold       Contract
--------------------------------- ------------- ------------- -------------  ------------- ------------- -----------

Loudoun County, VA                       5,051         4,182           789         175.00         42.00          --
Loudoun County, VA                       2,042         2,042            --          24.10         10.00          --
Montgomery County, MD                    1,805         1,777            12          71.15         66.55        4.60
Loudoun County, VA                       4,352         4,352            --         116.02         90.30       24.35
                                  ------------- ------------- -------------  ------------- ------------- -----------

             Total                      13,250        12,353           801         386.27        208.85       28.95
                                  ============= ============= =============  ============= ============= ===========

The bank capitalizes costs relating to development and improvement of REO. Interest costs are capitalized on real estate properties under development. During fiscal 2000, the bank capitalized interest in the amount of $3.8 million relating to its four active Communities.

The bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 2000 and 1999, none of the bank's assets were deemed by management to be potential problem assets.

Subsequent to September 30, 2000, the bank established the Watch List Committee. The Watch List Committee meets quarterly and reviews all relationships in Commercial Lending which are rated as vulnerable, criticized or classified with commitments of $1.0 million and greater. This Committee reviews the current status of each relationship, recent changes, performance against the correction action plan presented at the prior meeting, and the current action plan to deal with the relationship. On November 21, 2000, at its first meeting the Committee reviewed loans on the Watch List with commitments of $37.4 million at September 30, 2000.

Delinquent Loans. At September 30, 2000, delinquent loans totaled $89.4 million, or 1.1% of loans, compared to $53.7 million, or 0.8% of loans, at September 30, 1999. The following table sets forth information regarding the bank's delinquent loans at September 30, 2000.

                                                      Principal Balance
                                                   (Dollars in Thousands)
                           ------------------------------------------------------------------------
                                                  Subprime             Other                            Total as a
                            Real Estate          Automobile        Consumer Loans                       Percentage
                               Loans                Loans                                Total          of Loans (1)
                           ---------------     ----------------    ---------------    -------------     --------------

Loans delinquent for:
30-59 days......                  $  5,843            $  54,686           $ 10,112          $70,641          0.9%
60-89 days......                     1,368               13,390              3,954           18,712          0.2%
                           ---------------     ----------------    ---------------    -------------     --------------
  Total............               $  7,211            $  68,076           $ 14,066          $89,353          1.1%
                           ===============     ================    ===============    =============     ==============
--------------------------
(1) Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).


Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $7.2 million at September 30, 2000, from $7.5 million at September 30, 1999.

Total delinquent subprime automobile loans increased to $68.1 million at September 30, 2000, from $41.0 million at September 30, 1999 as a result of market conditions in certain geographic regions. Effective November 9, 2000, the bank stopped the origination of subprime automobile loans. The bank will continue its collection efforts on the existing loan portfolio. See Note 32 to the Consolidated Financial Statements in this report.

Other consumer loans delinquent 30-89 days increased to $14.1 million at September 30, 2000 from $5.2 million at September 30, 1999, largely as a result of portfolio growth.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The bank had no troubled debt restructurings at September 30, 2000 compared to one commercial permanent loan with a principal balance of $11.7 million at September 30, 1999. During fiscal 2000, the bank foreclosed on the property securing this $11.7 million loan.

Real Estate Held for Investment. At September 30, 2000, real estate held for investment consisted of one property with book value of $1.1 million, net of valuation allowances of $0.2 million. At September 30, 1999, real estate held for investment consisted of two properties with an aggregate book value of $3.6 million, net of valuation allowances of $0.2 million. During fiscal 2000, one of the properties with an aggregate book value of $2.5 million was foreclosed upon by an REO subsidiary of the bank.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)


                                                                               Year Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                       2000              1999              1998             1997            1996
                                                   ------------      ------------     --------------   -------------   -------------
Balance at beginning of year                       $    58,139       $    60,157      $     105,679    $     95,523    $     60,496
                                                   ------------      ------------     --------------   -------------   -------------

Provision for loan and lease losses                     49,930            22,880            150,829         125,115         115,740
                                                   ------------      ------------     --------------   -------------   -------------

Increase due to acquisition of loans                        --                --                 --             118              --
                                                   ------------      ------------     --------------   -------------   -------------

Reduction due to sale of credit card portfolio              --                --            (87,609)             --              --
                                                   ------------      ------------     --------------   -------------   -------------

Charge-offs:
    Single family residential and home equity             (807)             (617)            (1,629)         (1,014)           (867)
    Commercial real estate and multifamily              (7,120)               --                 --              --              --
    Credit card                                             --                --           (108,289)       (115,835)        (84,805)
    Subprime automobile                                (40,110)          (21,169)            (7,298)         (3,309)           (680)
    Other                                              (10,847)           (4,988)            (5,436)         (6,348)         (5,695)
                                                   ------------      ------------     --------------   -------------   -------------
        Total charge-offs                              (58,884)          (26,774)          (122,652)       (126,506)        (92,047)
                                                   ------------      ------------     --------------   -------------   -------------

Recoveries (1):
    Single family residential and home equity               78                85                 49              34              32
    Credit card                                             --                --             12,732          10,365          10,720
    Subprime automobile                                  3,074               744                297             104              24
    Other                                                1,681             1,047                832             926             558
                                                   ------------      ------------     --------------   -------------   -------------
        Total recoveries                                 4,833             1,876             13,910          11,429          11,334
                                                   ------------      ------------     --------------   -------------   -------------

Charge-offs,  net of recoveries                        (54,051)          (24,898)          (108,742)       (115,077)        (80,713)
                                                   ------------      ------------     --------------   -------------   -------------

Balance at end of year                             $    54,018       $    58,139      $      60,157    $    105,679    $     95,523
                                                   ============      ============     ==============   =============   =============

Provision for loan and lease losses to average
     loans and leases (2)                                0.66%             0.48%              5.43%           3.50%           3.94%
Net loan and lease charge-offs to average loans
     and leases (2)                                      0.71%             0.52%              3.92%           3.22%           2.75%
Ending allowance for losses on loans and leases to
     total loans and leases  (2) (3)                     0.65%             0.90%              2.17%           4.15%           2.81%


(1) Includes proceeds received from the sale of charged-off loans.
(2) Includes loans held for sale and/or
    securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                         September 30,
                             ------------------------------------------------------------------------------------------------------
                                  2000                 1999                1998                 1997                   1996
                             ------------------  ------------------   ------------------  -------------------   -------------------
                                       Percent              Percent             Percent               Percent             Percent
                                       of Loans             of Loans            of Loans              of Loans            of Loans
                                       to Total             to Total            to Total              to Total            to Total
                              Amount    Loans     Amount    Loans      Amount   Loans      Amount     Loans      Amount   Loans
                             --------- --------  ---------  -------   --------- --------  ----------  -------   --------- ---------
Balance at end of year
  allocated to:

Single family residential    $  2,686   60.3 %   $  3,187    63.4 %   $  1,822   65.7 %   $     661    33.2 %   $    925   47.2 %

Home equity                       448    3.3          947     3.7          676    4.9           683     3.7          446    0.9

Commercial real estate
  and multifamily                 893    0.5       10,580     0.9       10,828    2.7         7,705     2.1        8,398    2.3

Real estate construction
  and ground                    4,757    3.6        2,472     3.5        3,225    3.9           550     2.2        1,255    1.9

Commercial                      6,904    7.2        4,623     6.1        3,623    6.3           364     3.9          223    1.7

Credit card                        --     --           --      --           --     --        89,446    42.3       79,681   33.0

Automobile                      7,534   16.3        3,334    12.8        3,034    4.4           340     4.4        2,665    7.2

Subprime automobile            28,782    7.4       28,782     7.4       26,010    8.5         2,740     4.6        1,300    1.8

Home improvement and
  related loans                 1,523    1.0        3,523     1.7        3,403    2.4         2,415     2.2          229    2.9

Overdraft lines of credit
  and other consumer              491    0.4          691     0.5        1,674    1.2           775     1.4          401    1.1

Unallocated                        --     --           --      --        5,862     --            --      --           --     --
                             ---------           ---------            ---------           ----------            ---------

    Total                    $ 54,018            $ 58,139             $ 60,157            $ 105,679             $ 95,523
                             =========           =========            =========           ==========            =========

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale
(In thousands)


                                                                            Year Ended September 30,
                                                 --------------------------------------------------------------------------------
                                                    2000            1999             1998              1997             1996
                                                 -----------     ------------     ------------     -------------    -------------

Balance at beginning of year:
    Real estate held for investment              $      202      $       202      $       198      $        191     $        193
    Real estate held for sale                        84,405          153,564          140,738           126,519          135,043
                                                 -----------     ------------     ------------     -------------    -------------
      Total                                          84,607          153,766          140,936           126,710          135,236
                                                 -----------     ------------     ------------     -------------    -------------

Provision for real estate losses:
    Real estate held for investment                      --               --                4                 7               (2)
    Real estate held for sale                         1,400               --           18,856            19,616           26,343
                                                 -----------     ------------     ------------     -------------    -------------
      Total                                           1,400               --           18,860            19,623           26,341
                                                 -----------     ------------     ------------     -------------    -------------

Charge-offs:

    Real estate held for sale:
      Residential ground                                (64)          (1,703)              --                --               --
      Real estate construction                           --               --               --                --               --
      Communities                                    (1,592)         (67,456)              --                --               --
      Commercial Ground                              (3,397)              --               --                --               --
      Ground                                             --               --           (6,030)           (5,397)         (34,867)
                                                 -----------     ------------     ------------     -------------    -------------
        Total                                        (5,053)         (69,159)          (6,030)           (5,397)         (34,867)
                                                 -----------     ------------     ------------     -------------    -------------

      Total charge-offs on real estate
         held for investment or sale                 (5,053)         (69,159)          (6,030)           (5,397)         (34,867)
                                                 -----------     ------------     ------------     -------------    -------------

Balance at end of year:
    Real estate held for investment                     202              202              202               198              191
    Real estate held for sale                        80,752           84,405          153,564           140,738          126,519
                                                 -----------     ------------     ------------     -------------    -------------
      Total                                      $   80,954      $    84,607      $   153,766      $    140,936     $    126,710
                                                 ===========     ============     ============     =============    =============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)







                                                                                  September 30,
                                                 --------------------------------------------------------------------------------
                                                    2000            1999             1998              1997             1996
                                                 -----------     ------------     ------------     -------------    -------------
Allowance for losses on real estate
  held for investment                            $      202      $       202      $       202      $        198     $        191
                                                 -----------     ------------     ------------     -------------    -------------


Allowance for losses on real estate held
  for sale:
    Single family residential and home equity            --               --               --                --              120
    Residential ground                                1,520            1,520            3,123             1,040            5,944
    Commercial ground                                 3,631            5,800            5,800             6,793            5,894
    Communities                                      75,601           77,085          144,641           132,905          114,561
                                                 -----------     ------------     ------------     -------------    -------------
       Total                                         80,752           84,405          153,564           140,738          126,519
                                                 -----------     ------------     ------------     -------------    -------------

       Total allowance for losses on real
         estate held for investment or sale      $   80,954      $    84,607      $   153,766      $    140,936     $    126,710
                                                 ===========     ============     ============     =============    =============

The bank maintains valuation allowances for estimated losses on loans and leases and real estate. The bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale decreased to $135.0 million at September 30, 2000, from $142.7 million at September 30, 1999. The $7.7 million decrease was primarily attributable to the charge-off of the allowance against one commercial permanent loan which was foreclosed on during fiscal 2000. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased during fiscal 2000, management believes that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $89.7 million at September 30, 2000, which constituted 66.7% of total non-performing real estate assets before valuation allowances. This amount represented a $12.1 million decrease from the September 30, 1999 level of $101.8 million, or 73.8% of total non-performing real estate assets before valuation allowances at that date. The decrease reflected the charge-off of the allowance against one commercial permanent loan which was foreclosed upon during fiscal 2000.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September 30, 2000 is in addition to approximately $35.2 million of cumulative charge-offs previously taken against assets remaining in the bank's portfolio at September 30, 2000.

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

In accordance with bank regulatory requirements, the bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with accounting principles generally accepted in the United States. As indicated, as of September 30, 2000, the bank's REO consisted primarily of residential communities under active development. While the overall strategy of the bank is the expedient sale of the real estate assets, on an ongoing basis the bank is actively funding, managing and overseeing substantive land development activities in the Communities. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management's review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank's board of directors.

The allowance for losses on consumer loans and leases, including automobile, home improvement, overdraft lines of credit and other consumer loans, increased to $38.3 million at September 30, 2000 from $36.3 million at September 30, 1999. Net charge-offs of subprime automobile loans for fiscal 2000 were $37.0 million, compared to $20.4 million for fiscal 1999 primarily due to adverse trends in delinquencies. Effective November 9, 2000, the bank stopped the origination of subprime automobile loans. See Note 32 to the Consolidated Financial Statements in this report.

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

As interest rates rose throughout fiscal year 2000, the bank originated more adjustable rate loan products than those with fixed interest rates. At September 30, 2000, adjustable-rate loans accounted for 42.0% of total loans and leases compared to 35.2% at September 30, 1999. This increase was primarily due to increased originations of adjustable rate mortgages which reprice monthly and are tied to an index based on one year average CMT for the previous twelve months. The bank continuously monitors its sensitivity to changes in market interest rates and attempts to minimize the impact of interest-rate changes on net income. The bank's policy is generally to sell, or have the ability to sell, some portion of its long-term fixed-rate mortgages in order to reduce its exposure to market interest rate fluctuations typically associated with long-term fixed-rate lending.

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

The following table presents the interest rate sensitivity of the bank's interest-earning assets and interest-bearing liabilities at September 30, 2000, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                               More than       More than      More than
                                                             Six Months       One Year      Three Years
                                             Six Months        through         through        through       More than
                                               or Less        One Year       Three Years    Five Years      Five Years     Total
                                            -------------  --------------  --------------  -------------  ------------  ------------
As of September 30, 2000
Real estate loans:
  Adjustable-rate                           $  1,140,071   $     265,141   $     763,022   $    571,074   $   400,954   $ 3,140,262
  Fixed-rate                                     125,715         103,364         375,268        334,695     1,115,296     2,054,338
  Home equity credit lines and second
   mortgages                                     241,506          13,255          42,699         29,807        30,654       357,921
Commercial                                       453,621          19,023          60,211         40,597        20,998       594,450
Consumer and other                               421,943         317,341       1,102,782        155,018        14,994     2,012,078
Loans held for sale                              126,108              --              --             --            --       126,108
Loans held for securitization and sale            70,000              --              --             --            --        70,000
Mortgage-backed securities                       408,861         175,567         195,123         76,282       190,976     1,046,809
Trading securities                                 3,380              --              --             --            --         3,380
Other investments                                226,782              --          45,648             --            --       272,430
                                            -------------  --------------  --------------  -------------  ------------  ------------

  Total interest-earning assets                3,217,987         893,691       2,584,753      1,207,473     1,773,872     9,677,776
Total non-interest earning assets                     --              --              --             --     1,007,218     1,007,218
                                            -------------  --------------  --------------  -------------  ------------  ------------

  Total assets                              $  3,217,987   $     893,691   $   2,584,753   $  1,207,473   $ 2,781,090   $10,684,994
                                            =============  ==============  ==============  =============  ============  ============

Deposits:
  Fixed maturity deposits                   $  1,531,989   $     839,942   $     715,683   $     51,555   $        --   $ 3,139,169
  NOW, statement and passbook accounts         1,697,462          42,438         141,346         96,204       205,021     2,182,471
  Money market deposit accounts                1,156,829              --              --             --            --     1,156,829
Borrowings:
  Capital notes - subordinated                        --              --              --             --       250,000       250,000
  Other                                          738,172         129,703       1,381,547        184,745        53,153     2,487,320
                                            -------------  --------------  --------------  -------------  ------------  ------------
  Total interest-bearing liabilities           5,124,452       1,012,083       2,238,576        332,504       508,174     9,215,789
Total non-interest bearing liabilities                --              --              --             --       976,798       976,798
Stockholders' equity                                  --              --              --             --       492,407       492,407
                                            -------------  --------------  --------------  -------------  ------------  ------------
  Total liabilities & stockholders' equity  $  5,124,452   $   1,012,083   $   2,238,576   $    332,504   $ 1,977,379   $10,684,994
                                            =============  ==============  ==============  =============  ============  ============

Gap                                         $ (1,906,465)  $    (118,392)  $     346,177   $    874,969   $ 1,265,698
Cumulative gap                              $ (1,906,465)  $  (2,024,857)  $  (1,678,680)  $   (803,711)  $   461,987
Adjusted cumulative gap as a percentage
  of total assets                                 (17.8)%         (19.0)%         (15.7)%         (7.5)%         4.3 %

The bank's one-year gap as a percentage of total assets was negative 19.0% at September 30, 2000, compared to negative 30.6% at September 30, 1999. The improvement in the bank's one-year gap was attributable primarily to an increase in the origination during fiscal year 2000 of adjustable rate mortgages with repricing terms of less than one year. The increase in assets with repricing characteristics of one-year or less was partially offset by an increase in fixed maturity deposits of one-year or less. The bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS's Thrift Bulletin 13a. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value ("NPV") to parallel changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. In addition, the bank is required to calculate its ratio of NPV to the present value of total assets ("NPV Ratio") for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2000, calculated in a manner consistent with the requirements of TB 13a.

                             (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                              Changes in Change in
  (Basis Points)                Net Interest                           Net Portfolio
    Change in                     Income(1)                               Value(2)                        NPV
  Interest Rates                                                                                         Ratio
                       --------------------------------     -------------------------------------
                         Percent            Amount             Percent              Amount
-------------------    -------------    ---------------     --------------    -------------------    ---------------
      + 200               -3.17%              (10,302)        -10.89%                 (83,863)           6.15%
      + 100               -1.72%               (5,608)         -3.48%                 (26,812)           6.54%
      - 100                4.03%               13,109          16.58%                 127,724            7.60%
      - 200                0.24%                  788          15.57%                 119,887            7.44%


-------------------------------------------------------------------------------------------------------------------

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

Deferred Taxes. At September 30, 2000, the bank recorded a net deferred tax liability of $70.0 million, which generally represents the cumulative excess of the bank's actual income tax liability over its income tax expense for financial reporting purposes. A valuation allowance has been established to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. The state net operating loss carryforwards generated in prior years related primarily to costs associated with the support of the bank's retail activities, most significantly the credit card operations. These costs are being reduced due to the sale of the credit card operations and the continued reorganization of the bank's cost structure. As a result, the bank is expected to generate future taxable income at the state level sufficient to utilize the net operating loss carryforwards prior to their expiration which begins in 2010. However, management established a valuation allowance to reduce the deferred tax asset associated with these state net operating loss carryforwards to an amount whose realization is considered more likely than not. See Note 35 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2000, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the bank's regulatory capital levels at September 30, 2000, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
                                                                          SEPTEMBER 30, 2000
                                          ------------------------------------------------------------------------------------
                                                                                 MINIMUM                      EXCESS
(Dollars in thousands)                              ACTUAL                 CAPITAL REQUIREMENT                CAPITAL
----------------------------------------- --------------------------    --------------------------    ------------------------
                                                          As a %                       As a % of                    As a %
                                            Amount        of Assets      Amount         Assets         Amount       of Assets
                                          ------------    ----------    ----------    ------------    ----------    ----------
Capital per financial statements            $ 492,406
Minority interest in REIT
  Subsidiary(1)                               144,000
                                          ------------
Adjusted capital                              636,406


Adjustments for tangible and core capital:
Intangible assets
                                              (50,797)
Non-includable subsidiaries(2)                 (1,424)
Non-qualifying
     purchased/originated loan servicing         (188)
                                          ------------
Total tangible capital                        583,997         5.48%     $ 159,840           1.50%      $ 424,157        3.98%
                                          ------------    ==========    ==========    ============    ==========    ==========
Total core capital(3)                         583,997         5.48%     $ 426,239           4.00%      $ 157,758        1.48%
                                          ------------    ==========    ==========    ============    ==========    ==========

Tier 1 risk-based capital(3)                  583,997         7.21%     $ 324,089           4.00%      $ 259,908        3.21%
                                          ------------    ==========    ==========    ============    ==========    ==========
Adjustments for total risk-based capital:
Subordinated capital debentures               250,000
Allowance for general loan and
     lease losses                              54,018
                                          ------------
    Total supplementary capital               304,018
                                          ------------
    Total available capital                   888,015
Equity investments(2)                          (6,463)
                                          ------------
Total risk-based capital(3)                 $ 881,552         11.01%    $ 648,178           8.00%      $ 233,374        3.01%
                                          ============    ==========    ==========    ============    ==========    ==========



(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Reflects an aggregate offset of $2.0 million representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a credit against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least
       6.0% and a total risk- based capital ratio of at least 10.0%.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2000, the bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.48%, 7.21% and 11.01%, which exceeded the ratios established for well capitalized institutions. The OTS has the discretion to reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In August 2000, the bank received from the OTS an extension of the holding periods for certain of its REO properties through August 4, 2001. The following table sets forth the bank's REO at September 30, 2000, after valuation allowances of $80.8 million, by the fiscal year in which the property was acquired through foreclosure.

            Fiscal Year                          (In thousands)
            -----------
                                                 ----------------
                1990                             $   14,696(1)(2)
                1991                                 23,538(2)
                1992                                      -
                1993                                      -
                1994                                      -
                1995                                  5,041(2)
                1996                                      -
                1997                                      -
                1998                                      -
                1999                                      -
                2000                                  5,186
                                                 ----------------
                              Total REO          $   48,461
                                                 ================

-------------------------------------------------------------------------------

(1) Includes REO with an aggregate net book value of $6.5 million, which the bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $36.8 million, for which the bank received an extension of the holding periods through August 4, 2001.

Failure to obtain the REO extensions discussed above could adversely affect the bank's regulatory capital ratios. The bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the bank's local markets. Adverse general economic conditions or a downturn in local real estate markets could require further additions to the bank's allowances for losses and further charge-offs. Any such developments would adversely affect the bank's earnings and thus its regulatory capital levels. The bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase the bank's expenses and make it more difficult for the bank to generate additional core capital through retained earnings.

The OTS has proposed amendments to its capital rules that would increase the amount of capital the bank would be required to maintain against certain of its residual interests. See "Item 1. Business - Banking - Regulation - Regulatory Capital."

LIQUIDITY AND CAPITAL RESOURCES

General. The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 2000, 1999 and 1998, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from the bank, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends from the bank.

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

Real Estate

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, including the sale of unsecured notes, refinancings of maturing mortgage debt, asset sales, and dividends and tax sharing payments from the bank. See the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements in this report.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 2001 and subsequent years, will depend in significant part on its receipt of dividends from the bank. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance and income and regulatory restrictions on such payments. See also the discussion of potential limitations on the payment of dividends by the bank contained in "Item 2. Business - Banking - Regulation - Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. See "Banking - Regulation - Regulatory Capital." During fiscal 2000, the bank made tax sharing payments totalling $6.6 million and dividend payments totalling $12.8 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the bank has reported net income. The Trust's consolidation of the bank's operations into the Trust's federal income tax return has resulted in the use of the Trust's net operating losses to reduce the federal income taxes the bank would otherwise have owed. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (2) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

Through September 30, 2000, the Real Estate Trust has purchased either in the open market or through dividend reinvestment approximately 2,577,000 shares of common stock of Saul Centers representing 18.8% of such company's outstanding common stock. As of September 30, 2000, the market value of these shares was approximately $41.1 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust's two revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See "Business - Real Estate - Investment in Saul Holdings Limited Partnership." In fiscal 2000, the Real Estate Trust received total cash distributions $6.5 million from Saul Holdings Partnership. During the period of April 1998 through July 1999, the Real Estate Trust reinvested its quarterly distributions and obtained additional partnership units in Saul Holdings Partnership. Substantially all of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's two revolving credit lenders.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, (the "1998 Notes"). After providing for the retirement of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes issued in 1994 ( the "1994 Notes"), including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September, 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2000, the Real Estate Trust had no outstanding borrowings under the facility and unrestricted availability was $31.8 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. At September 30, 2000, the Real Estate Trust had no outstanding borrowings and unrestricted availability was $19.1 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 2000 for fiscal years commencing October 1, 2000 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2001     $ 29,507    $    --     $  6,046     $  35,553
              2002       26,314         --        7,872        34,186
              2003       20,044         --       11,551        31,595
              2004        8,435         --        9,646        18,081
              2005       10,076         --        7,755        17,831
           Thereafter   212,838     200,000       4,593       417,431
                       --------- ----------- ----------- --------------
             Total     $307,214    $200,000    $ 47,463     $ 554,677
         --------------------------------------------------------------
Of the $307.2 million of mortgage notes outstanding at September 30, 2000, $268.1 million was nonrecourse to the Real Estate Trust.

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

In June 2000, the Real Estate Trust completed the refinancing of one office property. The new loan was for $6.6 million at a fixed interest rate of 8.47% and replaces a floating-rate construction loan with an outstanding balance of $3.6 million. The new loan has a 15-year term and requires amortization based on a 20-year schedule.

In August 2000, the Real Estate Trust completed an additional $25.0 million financing with a lender on four hotel and two office properties, resulting in an outstanding balance of $116.6 million on the combined loans. The blended interest rate on these loans is 8.12% and the maturity is March 2006.

Also in August 2000, the Real Estate Trust completed the refinancing of one hotel property. The new loan was for $4.9 million at a fixed interest rate of 8.79%, and replaces a floating-rate construction loan with an outstanding balance of $5.7 million. The new loan has a 10-year term and requires amortization based on a 20-year schedule.

Development and Capital Expenditures

During the quarter ended June 30, 1998, the Real Estate Trust commenced development of four new extended stay hotels, three of which opened for business prior to fiscal 2000. The fourth hotel, TownePlace Suites by Marriott containing 95 units located on a 3 acre site owned by the Real Estate Trust in the Fort Lauderdale Commerce Center, Fort Lauderdale, Florida, opened for business on October 25, 1999.

The costs for the four hotels aggregated $32 million and were largely funded by the proceeds of a three-year loan in the amount of $25.9 million. The loan has two one-year renewal options.

During the quarter ended June 30, 1998, the Real Estate Trust also began development of a 79,210 square foot single-story office/research and development building located on a 7 acre site owned by the Real Estate Trust in the Dulles North Corporate Park, Sterling, Virginia. This project, known as Dulles North Two, is adjacent to the Real Estate Trust's Dulles North office building and near three of the Real Estate Trust's hotel properties. The development cost was $7.3 million with bank financing of $6.5 million for a five-year term and an option for a two-year extension. The project is 100% leased and became operational October 1, 1999.

During the quarter ended September 30, 1998, the Real Estate Trust began the conversion of its two hotels located in Crystal City, Arlington, Virginia near Reagan National Airport. The 308-room Holiday Inn was converted into a Crowne Plaza, while the 279-room Howard Johnson was converted into a Holiday Inn. Both hotels began operations under their new designations during October 1999. The new brands are expected to position the hotels to generate higher room rates and revenues along with improved occupancy levels consistent with the overall market. The renovations were largely an acceleration of normal capital improvement work as well as some exterior and interior signage, new marketing materials and a facade upgrade at the Howard Johnson hotel. A restaurant, which had been operated by an unaffiliated company, was also renovated. The incremental costs for the two conversions were funded by the Real Estate Trust in part from its internal resources and in part from its bank lines.

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tysons Corner Holiday Inn in McLean, Virginia. The new hotel will be franchised as a Courtyard by Marriott and will cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. This hotel opened for business on December 15, 2000.

Also during the quarter ended June 30, 1999, the Real Estate Trust began development of an 80,391 square foot single-story office/research and development building located on a 6.5 acre site owned by the Real Estate Trust in Dulles North Corporate Park, Sterling, Virginia. The development cost of this project, known as Dulles North Five, was $5.3 million, with construction financing of $3.6 million for a three-year term. This property was refinanced in June 2000 as indicated above. The project is 100% leased to a single tenant and become operational on March 1, 2000.

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

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in Cascades Town Center in Sterling, Virginia, for the purpose of constructing a 152-room Hampton Inn. The purchase price was $1.1 million and the seller was Chevy Chase. Development costs for the hotel are projected to be $11.3 million. The hotel is being financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options. This hotel opened for business on November 27, 2000.

During the quarter ended March 31, 2000, the Real Estate Trust began the development of a 30,000 square foot office/flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland. The development cost was $3.2 million, which the Real Estate Trust financed with its bank lines. The project is 100% leased to a single tenant. In July 2000, the Real Estate Trust agreed to sell its interest in this project to Saul Centers at a price of $4.2 million, as determined by an independent appraisal. The sale was completed in October 2000.

Also, during the quarter ended March 31, 2000, the Real Estate Trust began the development of a 53,000 square foot office/flex building located on a 3.8 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known Dulles North Six. Development costs are projected to be $6.1 million and will be financed with the proceeds of a $5.2 million construction loan, which has a three-year term, a floating interest rate, and two one-year renewal options. The project is 100% leased to a single tenant and became operational on October 1, 2000.

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the Loudoun Tech Center, a 246-acre business park located in Loudoun County, Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I. The cost of development is projected to be $8.4 million and will be financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal options. Construction was largely completed in November 2000 and the building is expected to be operational by November 2001.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known as Dulles North Four. Development costs are projected to be $10.8 million and will be financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction is expected to be completed in March 2001 and the building is expected to be operational by March 2002.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $9.0 to $11.0 million per year for the next several years.

Subsequent Event

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in Laurel, Maryland, which contained a 105,000 square foot office/warehouse building. The purchase price was $12.3 million and was financed from the Real Estate Trust's bank lines. The entire building has been leased to Chevy Chase under a long-term agreement.

Banking

The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less.

The OTS has established a minimum liquidity requirement, which may vary from time to time depending upon economic conditions and deposit flows. The required liquidity level under OTS regulations in effect at September 30, 2000 was 4.0%. The bank's liquidity ratio for the quarter ended September 30, 2000 was 7.8%, compared to 10.5% for the quarter ended September 30, 1999. The bank met the liquidity level requirements for each quarter of fiscal 2000. See "Item 1. Business - Banking - Regulation - Liquidity Requirements."

The bank's primary sources of funds historically have consisted of:

o principal and interest payments on loans and mortgage-backed securities;
o savings deposits;
o sales of loans and trading securities;
o securitizations and sales of loans; and
o borrowed funds including funds borrowed from the FHLB of Atlanta.

The bank's holdings of readily marketable securities constitute another important source of liquidity. At September 30, 2000, the bank's portfolio included mortgage loans, U.S. Government securities and mortgage-backed securities with outstanding principal balances of $4.2 billion, $45.0 million and $1.0 billion. The estimated borrowing capacity against these assets that are available to be pledged to the FHLB of Atlanta and various securities dealers totaled $4.2 billion at September 30, 2000, after market-value and other adjustments.

In addition, Chevy Chase from time to time accesses the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the bank has securitized financial assets, including credit card, home equity, home loan and automobile loan receivables, as well as single-family residential loans, because such securitizations provide the bank with a source of financing at competitive rates and assist the bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the bank has securitized approximately $13.6 billion of credit card, home equity, automobile and home loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 2000, the bank continues to service $146.7 million, $867.0 million and $82.1 million of securitized home equity, automobile and home loan receivables. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, such fee-based income has been adversely affected in prior periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools. Following the sale of its credit card portfolio and related operations on September 30, 1998, the bank has decreased its reliance on these transactions as a means of funding its operations and managing its capital ratio and growth.

The bank's securitization transactions transfer the risk of repayment on securitized assets to a trust which holds the receivables and issues the asset-backed certificates and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust, such as a seller certificate. In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often through the establishment of spread accounts. Occasionally other structures, such as overcollateralization of receivables or subordinated asset-backed certificates, are used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interests in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank.

Pursuant to OTS's low level recourse rule, which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a pay out event is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained, including amounts outstanding in the spread accounts and the amount of any overcollateralization of receivables or subordinated interest, which, as noted above, constitute a dollar-for-dollar capital requirement for the bank. The bank also retains risk through the bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates, unless and to the extent recourse is retained through an express subordination, and are on-balance sheet assets against which the bank must maintain capital. The OTS has proposed amendments to its capital rules that would increase the amount of capital the bank would be required to maintain against certain of its residual interests. See "Item 1. Business - Banking - Regulation - Regulatory Capital."

The proceeds from the securitization and sale of home equity, automobile and home loan receivables can be a significant source of liquidity for the bank. The bank securitized and sold $674.8 million of automobile loan receivables during fiscal 2000. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. At September 30, 2000, the bank had $70.0 million of automobile loan receivables held for securitization and sale.

In connection with the sale of the bank's credit card portfolio and related operations on September 30, 1998, the bank transferred all of its rights, interests, liabilities and obligations, including recourse obligations, relating to its credit card securitizations to the purchaser.

As part of its operating strategy, the bank continues to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal 2000, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals of $37.2 billion, repay borrowings, fund existing and continuing loan commitments, including real estate held for investment or sale, of $2.6 billion, purchase investments and loans of $1.6 billion and meet operating expenses, before depreciation and amortization, of $330.2 million. These commitments were funded primarily through proceeds from customer deposits and sales of certificates of deposit of $38.5 billion, proceeds, net of repayments, from borrowings of $113.0 million, proceeds from sales of loans, trading securities and real estate of $702.7 million, and principal and interest collected on investments, loans, and securities of $1.7 billion.

The bank is obligated under various recourse provisions, primarily related to credit losses, related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $42.1 million and $18.9 million, at September 30, 2000, and $67.0 million and $12.3 million, at September 30, 1999. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $3.4 million and $7.0 million at September 30, 2000 and 1999, which were classified as trading securities in the Consolidated Balance Sheets in this report.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 2000, recourse to the bank under these arrangements was $10.8 million, consisting of restricted cash accounts amounting to $8.3 million and overcollateralization of receivables of $2.5 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At September 30, 2000, recourse to the bank under this arrangement totaled $3.4 million.

The bank's commitments to extend credit at September 30, 2000 are set forth in the following table.

                                                          (In thousands)
                                                        -----------------

Commitments to originate loans..................             $   165,362
                                                        -----------------

Loans in process (collateralized loans):
  Home equity...................................                 538,243
  Real estate construction and ground...........                 210,756
  Commercial real estate and multifamily........                     687
  Commercial....................................                 179,035
                                                        -----------------
        Subtotal                                                 928,721
                                                        -----------------
Loans in process (unsecured loans):
  Overdraft lines...............................                 111,322
   Commercial...................................                 239,727
                                                        -----------------
         Subtotal                                                351,049
                                                        -----------------
Total commitments to extend credit..............            $  1,445,132
                                                        =================

Based on historical experience, the bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 45.0% of commitments to extend credit at September 30, 2000.

At September 30, 2000, repayments of borrowed money scheduled to occur during the next 12 months were $971.7 million. Certificates of deposit maturing during the next 12 months amounted to $2.4 billion, including $1.3 billion of brokered deposits. The bank expects that a significant portion of these maturing certificates of deposit will remain with the bank. In the event that deposit withdrawals are greater than anticipated, particularly among the more volatile brokered deposits, the bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

There were no material commitments for capital expenditures at September 30, 2000. During fiscal 1998, the bank leased 3.5 acres of land at 7501 Wisconsin Avenue in Bethesda, Maryland, on which the bank is developing an office building to use as its new corporate headquarters. Construction on this project began in April 1999 and is expected to be completed in the summer of 2001.

The bank's liquidity requirements in years subsequent to fiscal 2000 will continue to be affected both by the asset size of the bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the bank's primary sources of funds, described above, will be sufficient to meet the bank's foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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

Fiscal 2000 Compared to Fiscal 1999

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $11.0 million and an operating loss of $3.9 million for fiscal 2000, compared to a loss before depreciation and amortization of debt expense of $2.5 million and an operating loss of $10.3 million for fiscal 1999. The improvement was largely attributable to higher income after direct operating expenses for hotels and office properties, and increased equity in the earnings of unconsolidated entities, partially reduced by increased net interest expense and general and administrative expense.

Income after direct operating expenses from hotels increased $7,070,000, or 24.5%, in fiscal 2000 over the level achieved in fiscal 1999. $3,351,000 of this increase reflected improved results from twelve hotels owned throughout both periods, and $3,719,000 reflected results from four newly constructed properties. The increase in total revenue of $16,467,000, or 20.9%, exceeded the increase of $9,397,000 or 18.8%, in direct operating expenses. Room sales for fiscal 2000 increased $14,143,000, or 23.7%, over fiscal 1999, while food and beverage sales increased $1,579,000, or 10.3%, over the prior year. For the twelve hotels owned throughout both periods, the increase in total revenue was $8,934,000, or 11.4%, and the increase in direct operating expense was $5,582,000, or 11.3%. The revenue increase was attributable to market conditions which permitted the Real Estate Trust to raise average room rates without adversely affecting occupancy levels at a majority of the hotels.

Income after direct operating expenses from office properties increased $8,488,000, or 52.3%, in fiscal 2000 compared to such income in fiscal 1999. Gross income increased $10,052,000, or 41.4%, in fiscal 2000, while expenses increased $1,564,000, or 19.4%. For the seven office properties owned throughout both periods, the increase in total revenue was $1,744,000 or 7.2%, and the increase in direct operating expenses was $170,000 or 2.1%. The improvement was largely due to the acquisition of one new building and the development of two new properties.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, increased by $313,000, or 11.1%, in fiscal 2000 primarily due to higher interest earnings.

Land parcels and other expense increased $429,000, or 48.8%, in fiscal 2000 largely as the result of a real estate tax refund at one property in the prior year.

Interest expense increased $6,248,000, or 15.5%, in fiscal 2000, primarily because of increases in average outstanding borrowings. The average balance of outstanding borrowings increased to $513.9 million for fiscal 2000 from $444.9 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and new construction loans. The average cost of borrowings was 9.35% in fiscal 2000 and 9.26%, in fiscal 1999.

Capitalized interest increased $214,000, or 22.3%, during fiscal 2000 due to the higher level of development activity in the current year.

Amortization of debt expense increased $355,000, or 118.7%, due to new financings completed during the past two years.

Depreciation increased $1,801,000, or 14.4%, in fiscal 2000 as a result of new tenant improvements, capital replacements, and the additions of new income-producing properties.

Advisory, management and leasing fees paid to related parties increased $1,582,000, or 16.8%, in fiscal 2000. The advisory fee in fiscal 2000 was $349,000 per month compared to $337,000 per month for fiscal 1999, which resulted in an aggregate increase of $142,000, or 3.5%. Management and leasing fees were higher by $1,440,000, or 26.7%, in fiscal 2000 as a result of increased gross income on which fees are based.

General and administrative expense increased $2,646,000, or 227.8%, in fiscal 2000, principally as a result of a $1.2 million payment to terminate the Howard Johnson franchise at one hotel, higher legal and accounting costs, start-up expenses for new hotels, and the writeoff of abandoned development expenses.

Equity in earnings of unconsolidated entities reflected earnings of $7,711,000 in fiscal 2000 and earnings of $5,360,000 in fiscal 1999, an increase of $2,351,000, or 43.9%. The improvement was due to increased period-to-period earnings of Saul Centers.

In April 2000, the Real Estate Trust received $1.3 million from Cobb County, Georgia, in payment on the condemnation for road improvements of a 3.4 acre piece of its Circle 75 land parcel. The gain on this transaction was $994,000.

Banking

Overview. The bank recorded operating income of $81.3 million for fiscal 2000, compared to operating income of $96.0 million for fiscal 1999. The decrease in income for the period was primarily attributable to a decrease in other (non-interest) income resulting from the inclusion in last year's results of a $31.6 million gain from the sale of one of the bank's REO properties. Contributing to the decrease in net income were increases in operating (non-interest) expense of $40.0 million and in the provision for loan and lease losses of $27.1 million. Partially offsetting the reduction of income were increases in net interest income of $68.3 million and deposit service fees of $18.7 million. The bank's net income in future periods will continue to be affected by increased operating expenses associated with expansion of the bank's branch network and other areas of business and reliance on relatively higher cost sources of funding to support continued growth.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $68.3 million (or 24.9%) in fiscal 2000 over fiscal 1999. Included in interest income during fiscal 2000 was $0.3 million recorded on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $3.4 million in fiscal 2000 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Banking -Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                          Year Ended September 30,
                                         -------------------------------------------------------------------------------------------
                                                       2000                           1999                         1998
                         September 30,   ------------------------------ ------------------------------ -----------------------------
                            2000           Average              Yield/    Average              Yield/    Average             Yield/
                         Yield/Rate        Balances  Interest    Rate     Balances  Interest   Rate      Balances  Interest  Rate
                        ---------------  ---------- --------- --------- ---------- --------- --------- ---------- --------- --------
Assets:
 Interest-earning
  assets:
  Loans and leases
   receivable, net (1)          8.60 %   $7,590,197  $635,246     8.37% $4,791,302  $402,263    8.40%  $2,776,091  $299,701   10.80%
  Mortgage-backed
   securities                   6.54      1,187,094    74,614     6.29   1,631,711    96,589    5.92    1,990,123   113,441    5.70
  Federal funds sold
   and securities
   purchased under
   agreements to resell         6.60        141,814     8,105     5.72      58,234     2,953    5.07      140,004     7,892    5.64
  Trading securities            9.43         18,964     1,288     6.79      50,759     3,553    7.00       25,159     2,005    7.97
  Investment securities         5.98         45,386     2,643     5.82      44,473     2,466    5.54       37,866     2,138    5.65
  Other interest-
   earning assets               6.87        220,134    14,763     6.71     204,548    11,669    5.70      196,646    12,362    6.29
                                         ----------   -------           ----------  --------           ----------  --------
   Total                        8.32      9,203,589   736,659     8.00   6,781,027   519,493    7.66    5,165,889   437,539    8.47
                        -------------                 -------   -------             --------   ------              --------  ------

 Non-interest earning
  assets:
  Cash                                      273,878                        234,320                        217,929
  Real estate held for
   investment or sale                        49,685                         60,346                         86,348
  Property and
   equipment, net                           321,705                        292,322                        288,351
  Goodwill and
   other intangible
   assets, net                               26,635                         23,741                         10,192
  Other assets                              249,503                        252,316                        609,168
                                        -----------                     ----------                     ----------
   Total assets                         $10,124,995                     $7,644,072                     $6,377,877
                                        ===========                     ==========                     ==========

Liabilities and
   stockholders' equity:
 Interest-bearing
   liabilities:
  Deposit accounts:
   Demand deposits              0.61    $ 1,212,789    10,644     0.88  $1,121,970    11,648    1.04   $  998,256     19,877   1.99
   Savings deposits             1.87        942,985    17,531     1.86   1,023,744    21,218    2.07    1,017,755     30,727   3.02
   Time deposits                6.23      2,721,138   154,737     5.69   1,578,571    77,084    4.88    1,663,772     89,958   5.41
   Money market deposits        3.98      1,107,338    39,351     3.55   1,084,273    36,395    3.36      994,590     38,756   3.90
                                         ----------   -------           ----------  --------            ---------   --------
   Total deposits               3.83      5,984,250   222,263     3.71   4,808,558   146,345    3.04    4,674,373    179,318   3.84
  Borrowings                    6.23      2,843,834   172,137     6.05   1,718,721    99,162    5.77      888,473     59,092   6.65
                                         ----------   -------           ----------  --------            ---------   --------
   Total liabilities            4.50      8,828,084   394,400     4.47   6,527,279   245,507    3.76    5,562,846    238,410   4.29
                        -------------                 -------   -------             --------   ------              --------  -------
 Non interest-
  bearing items:
  Non-interest bearing
   deposits                                 523,882                        457,832                        266,711
  Other liabilities                         172,334                         78,322                         79,655
  Minority interest                         144,000                        144,000                        144,000
  Stockholders' equity                      456,695                        436,639                        365,558
                                         ----------                     ----------                      ---------
   Total liabilities
     and stockholders'
     equity                             $10,124,995                     $7,644,072                     $6,418,770
                                        ===========                     ==========                     ==========

Net interest income                                  $342,259                       $273,986                       $199,129
                                                     ========                       ========                       ========
Net interest spread (2)                                           3.53%                         3.90%                          4.18%
                                                                =======                        ======                        =======
Net yield on interest-
  earning assets (3)                                              3.72%                         4.04%                          3.85%
                                                                =======                        ======                        =======
Interest-earning assets
   to interest-bearing
   liabilities                                                  104.25%                        103.89%                        92.86%
                                                                =======                        =======                       =======



(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes $3,847, $4,196, and ($3,078) of amortized loan fees, premiums and discounts in interest income for the years ended
    September 30, 2000, 1999 and 1998.
(2) Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3) Equals net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income
(In thousands)


                                                       Year Ended September 30, 2000             Year Ended September 30, 1999
                                                                Compared to                               Compared to
                                                       Year Ended September 30, 1999             Year Ended September 30, 1998
                                                            Increase (Decrease)                       Increase (Decrease)
                                                           Due to Change in (1)                      Due to Change in (1)
                                                     ----------------------------------        ----------------------------------
                                                                                Total                                     Total
                                                       Volume       Rate       Change            Volume       Rate       Change
                                                     ----------   ---------   ---------        ----------  ----------  ----------
Interest income:
    Loans and leases (2)                             $ 234,425    $ (1,442)   $232,983         $ 180,545   $ (77,983)  $ 102,562
    Mortgage-backed securities                         (27,697)      5,722     (21,975)          (21,089)      4,237     (16,852)
    Federal funds sold and securities
      purchased under agreements  to resell              4,730         422       5,152            (4,210)       (729)     (4,939)
    Trading securities                                  (2,161)       (104)     (2,265)            1,819        (271)      1,548
    Investment securities                                   51         126         177               370         (42)        328
    Other interest-earning assets                          930       2,164       3,094               488      (1,181)       (693)
                                                     ----------   ---------   ---------        ----------  ----------  ----------
        Total interest income                          210,278       6,888     217,166           157,923     (75,969)     81,954
                                                     ----------   ---------   ---------        ----------  ----------  ----------


Interest expense:
    Deposit accounts                                    39,927      35,991      75,918             5,064     (38,037)    (32,973)
    Borrowings                                          67,939       5,036      72,975            48,797      (8,727)     40,070
                                                     ----------   ---------   ---------        ----------  ----------  ----------
        Total interest expense                         107,866      41,027     148,893            53,861     (46,764)      7,097
                                                     ----------   ---------   ---------        ----------  ----------  ----------



Increase (decrease) in net interest income           $ 102,412    $(34,139)   $ 68,273         $ 104,062   $ (29,205)  $  74,857
                                                     ==========   =========   =========        ==========  ==========  ==========




---------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in fiscal 2000 increased $217.2 million (or 41.8%) from the level in fiscal 1999 as a result of higher average balances of loans and leases receivable, which was slightly offset by lower average yields on loans and leases receivable.

The bank's net interest spread decreased to 3.53% in fiscal 2000 from 3.90% in fiscal 1999. The 37 basis point reduction in the net interest spread primarily reflected a shift in the mix of consumer loans to lower yielding prime automobile loans from higher yielding subprime automobile loans. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 104.25% in fiscal 2000 compared to 103.89% in fiscal 1999.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $233.0 million from fiscal 1999 primarily because of higher average balances. Higher average balances of the bank's single-family residential loans, which increased $1.3 billion (or 40.9%), resulted in a $95.3 million (or 42.0%) increase in interest income from such loans. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.1 billion, $223.4 million and $88.4 million, and contributed to a $103.1 million, $19.6 million and $9.8 million increase in interest income from such loans. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in fiscal 2000 decreased 3 basis points (from 8.40% to 8.37%) from the average yield in fiscal 1999. Contributing to the lower net yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 29.2% during fiscal 2000 from 44.1% during fiscal 1999. Effective November 9, 2000, the bank stopped the originations of subprime automobile loans. The bank will continue servicing and collecting the existing portfolio of those loans. See Note 32. Also contributing to the decreased average yield on the loan portfolio was a decrease in the average yield on home improvement loans (from 10.05% to 9.11%). An increase in the average yield on home equity loans (from 7.22% to 8.68%) resulting from increases in the index on which the interest rates on such loans are based offset the decreases in the average yield on the loan portfolio.

Interest income on mortgage-backed securities decreased $22.0 million (or 22.8%) primarily because of lower average balances. The effect of the $444.6 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 5.92% to 6.29%.

Interest expense on deposits increased $75.9 million (or 51.9%) during fiscal 2000 due to increased average rates and average balances. The 67 basis point increase in the average rate on deposits (from 3.04% to 3.71%) resulted from a shift in the deposit mix towards higher cost certificates of deposits. During fiscal 2000, the bank increased its use of brokered deposits as an alternative funding source.

Interest expense on borrowings increased $73.0 million (or 73.6%) in fiscal 2000 over fiscal 1999. A $967.0 million (or 96.9%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, the increase in the average rate on such borrowings (from 5.29% to 5.69%) resulted in an increase of $58.9 million in interest expense. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of $120.2 million and average yield (from 5.07% to 6.08%) in securities sold under repurchase agreements.

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses increased to $49.9 million in fiscal 2000 from $22.9 million in fiscal 1999. The $27.1 million increase was primarily due to increased delinquencies in subprime automobile loans and increased charge-offs as a result of the maturation of the bank's loan portfolio. See "Financial Condition - Banking - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income decreased to $154.3 million in fiscal 2000 from $170.2 million in fiscal 1999. The $15.9 million (or 9.4%) decrease was primarily attributable to a gain of $31.6 million included in fiscal 1999 resulting from the sale of one of the bank's REO properties. In addition, the bank had gains on sales of trading securities of $1.5 million during fiscal 2000 compared to gains of $7.2 million during fiscal 1999. Partially offsetting this decrease was a $18.7 million (or 26.9%) increase in deposit service fees during the 2000 period primarily due to fees generated from the continued expansion of the bank's branch and ATM network.

Operating Expenses. Operating expenses for fiscal 2000 increased $40.0 million (or 12.3%) from the level in fiscal 1999. Salaries and employee benefits increased $18.1 million (or 10.3%) as a result of additions of staff to the bank's consumer lending department and branch operations. Also contributing to increased operating expenses for fiscal 2000 was an increase in other operating expenses of $14.1 million (or 36.1%). The increase is partially related to increased other operating expenses associated with the expansion of the branch network. Also contributing to the increase in other operating expenses was a fiscal 1999 reduction to other operating expenses of $6.5 million related to services the bank provided to First USA following the sale of the credit card portfolio on September 30, 1998. In addition, property and equipment increased $5.3 million primarily due to increased rent expense associated with the addition of new deposit branches during fiscal 2000.

Fiscal 1999 Compared to Fiscal 1998

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $2.5 Million and an operating loss of $10.3 million for fiscal 1999, compared to a loss before depreciation and amortization of debt expense of $6.9 million and an operating loss of $18.5 million for fiscal 1998. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased income from the consolidated entities, and lower net interest expense.

Income after direct operating expenses from hotels increased $2,967,000, or 11.5%, in fiscal 1999 over the level achieved in fiscal 1998. $987,000 of this increase reflected improved results from ten hotels owned throughout both periods, and $1,980,000 reflected results from five acquisition or newly constructed properties. The increase in total revenue of $7,490,000 or 10.5%, exceeded the increase of $4,523,000, or 9.9%, in direct operating expenses. Room sales for fiscal 1999 increased $6,684,000, or 12.6%, over fiscal 1998, while food and beverage sales increased $714,000 or 4.9%, over the prior year. For the ten hotels owned throughout both period, the increase in total revenue was $2,886,000, or 4.5%, and the increase in direct operating expense was $1,899,000, or 4.6%. The revenue increase was attributable to market conditions which permitted the Real Estate Trust to raise average room rates without adversely affecting occupancy levels at a majority of the hotels.

Income after direct operating expenses from office and industrial properties increased $966,000, of 6.3%, in fiscal 1999 compared to such income in fiscal 1998. Gross income increased $1,406,000, or 6.1%, in fiscal 1999, while expenses increased $440,000, or 5.8%. The improvement was the direct result of higher rents received during the year and the historically high level of occupancy in all the Trust's properties.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $1,463,000, or 34.1%, in fiscal 1999 primarily due to lower cash balances on which interest was earned.

Land parcels and other expense decreased $726,000, or 45.2%, in fiscal 1999 as the result of the transfer of some portions of land parcels to development.

Interest expense decreased $2,406,000, or 5.6%, in fiscal 1999, primarily because of decreases in interest costs on senior secured debt and unsecured debt. The average balance of outstanding borrowings increased to $444.3 million for fiscal 1999 from $433.2 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 9.26% in fiscal 1999 and 10.05%, in fiscal 1998.

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

Advisory, management and leasing fees paid to related parties increased $689,000, or 7.9%, in fiscal 1999. The advisory fee in fiscal 1999 was $337,000 per month compared to $317,000 per month for fiscal 1998, which resulted in an aggregate increase of $235,000, or 6.2%. Management and leasing fees were higher by $454,000, or 9.2%, in fiscal 1999 as a result of increased gross income on which fees are based.

General and administrative expense increased $9,000, or 0.8%, in fiscal 1999, as a result of higher administrative costs.

Equity in earnings if unconsolidated entities represents the Real Estate Trust's share of earnings in its partnership investments. For fiscal 1999, the Real Estate Trust recorded earnings of $5,360,000 from such investments compared to earnings of 1,918,000 in the prior year. The improvement of $3,442,000 largely reflected a positive change in rental operations between the two years and a reduction in earnings in fiscal 1998 due to the sales of interest rate protection agreements and the write-off of unamortized costs in excess of sales proceeds received and the write-off of unamortized loan costs when a period of the loan portfolio was refinanced.

There was no gain or loss on sale of property in fiscal 1999. The loss on sale of property in fiscal 1998 reflected the termination of the Real Estate Trust's lease on a property located in Oxon Hill, Maryland.

Banking

Overview. The bank recorded operating income of $96.0 million for fiscal 1999, compared to operating income of $184.4 million for fiscal 1998. Fiscal 1998 results include the impact of the sale of the bank's credit card portfolio and related operations on September 30, 1998. The decrease in income for fiscal 1999 was primarily attributable to a $470.1 million decrease in other (non-interest) income resulting primarily from the $288.3 million gain on sale of the bank's credit card portfolio and related operations on September 30, 1998. The elimination of credit card interest income of $102.8 million and credit card fees of $53.9 million during fiscal 1999 were offset by corresponding reductions in operating expenses of $178.7 million and provision for loan and lease losses of $127.9 million. The bank also recognized a gain of $31.6 million from the sale of one of its REO properties during fiscal 1999.

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

Servicing and securitization income decreased $200.0 million, or 86.3%, during fiscal 1999 primarily as a result of decreased securitization activity and the elimination of credit card loan servicing fees. The bank did not securitize and sell any loan receivables into new trusts during fiscal 1999. During fiscal 1998, the bank securitized and sold $1.0 billion, $298.8 million, $534.7 million and $45.9 million of credit card, home equity, automobile and home loan receivables, and recognized gains of $81.6 million, $19.7 million, $23.1 million and $3.4 million, on these transactions. In addition, credit card loan servicing fees amounting to $139.3 million for fiscal 1998 were eliminated as a result of the September 30, 1998 sale of the bank's credit card portfolio.

The $50.6 million increase in gain on real estate held for investment or sale was primarily attributable to the $31.6 million gain on sale of one of the communities located in Loudoun County, Virginia and, to a lesser extent, a decrease of $20.6 million in the provision for losses on such assets. See "Financial Condition - Banking - Asset Quality - Allowances for Losses."

Deposit servicing fees increased $17.6 million, or 33.8%, during fiscal 1999 primarily due to an increase in fees generated from the expansion of the bank's branch and ATM network.

Operating Expenses. Operating expenses during fiscal 1999 decreased $178.7 million, or 35.5%, from the level in fiscal 1998. Primarily as a result of the sale of the bank's credit card operations during fiscal 1999, marketing expenses decreased $67.0 million, loan expenses decreased $40.9 million and data processing expenses decreased $27.2 million and salaries and employee benefits decreased $24.4 million. Additions of staff to the bank's consumer lending department and branch operations partially offset the decrease of salaries and employee benefits resulting from the sale.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:


    (a)  Report of Independent Public Accountants.

    (b)  Consolidated Balance Sheets - As of September 30,
         2000 and 1999.

    (c) Consolidated Statements of Operations - For the years ended September 30, 2000, 1999 and 1998.

    (d) Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit) - For the years ended September 30, 2000, 1999 and 1998.

    (e) Consolidated Statements of Cash Flows - For the years ended September 30, 2000, 1999 and 1998.

    (f)  Notes to Consolidated Financial Statements.

The selected quarterly financial data included in Note 37 to the Consolidated Financial Statements referred to above are incorporated herein by reference.

Summary financial information with respect to the bank is also included in Part I, Item 1.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
     B.F. Saul Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income and changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate Investment Trust and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Vienna, Virginia
December 13, 2000

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================
                                                                                                            September 30
                                                                                                    -----------------------------
(In thousands)                                                                                          2000           1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                              $  209,861     $  197,075
    Office and industrial                                                                                 148,581        111,183
    Other                                                                                                   3,991          3,923
                                                                                                    -------------- --------------
                                                                                                          362,433        312,181
    Accumulated depreciation                                                                             (124,184)      (104,774)
                                                                                                    -------------- --------------
                                                                                                          238,249        207,407
Land parcels                                                                                               39,716         39,448
Construction in progress                                                                                   49,096         20,498
Cash and cash equivalents                                                                                  18,129         17,857
Other assets                                                                                               85,674         79,861
                                                                                                    -------------- --------------
                    Total real estate assets                                                              430,864        365,071
---------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and due from banks                                                                                   357,792        326,758
Interest-bearing deposits                                                                                  30,441         69,388
Federal funds sold and securities purchased under agreements to resell                                     40,000        194,000
Loans held for sale                                                                                       126,108        116,797
Loans held for securitization and sale                                                                     70,000           --
Investment securities (market value $45,559 and $44,434, respectively)                                     45,648         44,400
Trading securities                                                                                          3,380          6,955
Mortgage-backed securities (market value $1,025,540 and $1,285,442, respectively)                       1,046,809      1,311,370
Loans and leases receivable (net of allowance for losses of $54,018 and $58,139, respectively)          8,105,031      6,312,073
Federal Home Loan Bank stock                                                                               97,676         87,183
Real estate held for investment or sale (net of allowance for losses of $80,954 and $84,607,
 respectively)                                                                                             49,386         52,369
Property and equipment, net                                                                               362,469        304,533
Goodwill and other intangible assets, net                                                                  25,270         27,902
Interest only strips, net                                                                                  16,763          7,626
Servicing assets, net                                                                                      75,045         30,479
Other assets                                                                                              233,176        254,936
                                                                                                    -------------- --------------
                    Total banking assets                                                               10,684,994      9,146,769
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                         $ 11,115,858    $ 9,511,840
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                 $  307,214     $  213,447
Notes payable - secured                                                                                   200,000        216,000
Notes payable - unsecured                                                                                  47,463         46,122
Deferred gains - real estate                                                                              112,834        112,834
Accrued dividends payable - preferred shares of beneficial interest                                        25,885         32,967
Other liabilities and accrued expenses                                                                     44,971         42,268
                                                                                                    -------------- --------------
                    Total real estate liabilities                                                         738,367        663,638
---------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                        7,037,789      5,763,486
Securities sold under repurchase agreements and other short-term borrowings                               540,042        630,771
Notes payable                                                                                                 307            373
Federal Home Loan Bank advances                                                                         1,946,971      1,743,188
Custodial accounts                                                                                         64,152         22,628
Amounts due to banks                                                                                       51,902         42,718
Other liabilities                                                                                         180,382        109,120
Capital notes -- subordinated                                                                             250,000        250,000
                                                                                                    -------------- --------------
                    Total banking liabilities                                                          10,071,545      8,562,284
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                       79,028         73,236
Minority interest -- other                                                                                218,307        218,307
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                      11,107,247      9,517,465
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                        516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                 6,642          6,642
Paid-in surplus                                                                                            92,943         92,943
Deficit                                                                                                   (49,642)       (63,884)
Net unrealized holding gains                                                                                   --              6
                                                                                                    -------------- --------------
                                                                                                           50,459         36,223
Less cost of 1,814,688 common shares of beneficial interest in treasury                                   (41,848)       (41,848)
                                                                                                    -------------- --------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                                        8,611         (5,625)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                 $ 11,115,858    $ 9,511,840
---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands, except per share amounts)                                                2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                 $   95,381      $   78,914     $   71,424
Office and industrial (including $2,672, $203 and $192
    of rental income from banking segment, respectively)                                   34,341          24,289         22,883
Other                                                                                       3,136           2,822          4,285
                                                                                    --------------  -------------- --------------
Total income                                                                              132,858         106,025         98,592
---------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                 59,436          50,039         45,516
    Office and industrial properties                                                        9,635           8,071          7,631
    Land parcels and other                                                                  1,309             880          1,607
Interest expense                                                                           46,495          40,247         42,653
Capitalized interest                                                                       (1,175)           (961)          (208)
Amortization of debt expense                                                                  654             299            372
Depreciation                                                                               14,309          12,508         11,170
Advisory, management and leasing fees - related parties                                    11,013           9,431          8,742
General and administrative                                                                  3,808           1,162          1,153
                                                                                    --------------  -------------- --------------
Total expenses                                                                            145,484         121,676        118,636
---------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                               7,711           5,360          1,918
Gain (loss) on sale of property                                                               994              --           (331)
---------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                             $   (3,921)     $  (10,291)    $  (18,457)
---------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans                                                                                  $  635,246      $  402,263     $  299,566
Mortgage-backed securities                                                                 74,614          96,589        113,441
Trading securities                                                                          1,288           3,553          2,005
Investment securities                                                                       2,643           2,466          2,138
Other                                                                                      22,868          14,622         20,254
                                                                                    --------------  -------------- --------------
Total interest income                                                                     736,659         519,493        437,404
---------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                          222,263         146,345        179,318
Short-term borrowings                                                                      55,977          38,446         33,294
Long-term borrowings                                                                      116,160          60,716         25,798
                                                                                    --------------  -------------- --------------
Total interest expense                                                                    394,400         245,507        238,410
                                                                                    --------------  -------------- --------------
Net interest income                                                                       342,259         273,986        198,994
Provision for loan and lease losses                                                       (49,930)        (22,880)      (150,829)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                       292,329         251,106         48,165
---------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                        38,441          31,670        231,674
Credit card fees                                                                               --              --         53,881
Deposit servicing fees                                                                     88,253          69,570         51,997
Gain on sales of trading securities, net                                                    1,490           7,243            982
Net unrealized loss trading securities                                                         --           1,192         (1,258)
Gain (loss) on real estate held for investment or sale, net                                (1,523)         34,049        (16,539)
Gain on sales of loans, net                                                                 1,486           3,779        290,434
Other                                                                                      26,112          22,693         29,089
                                                                                    --------------  -------------- --------------
Total other income                                                                        154,259         170,196        640,260
---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands, except per share amounts)                                                2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                         $  193,204      $  175,149     $  199,557
Loan                                                                                       14,441          13,292         54,147
Property and equipment (including $2,672, $203 and $192
    of rental expense paid to real estate segment, respectively)                           31,347          26,089         28,114
Marketing                                                                                  11,424          12,664         79,642
Data processing                                                                            24,447          18,247         45,419
Depreciation and amortization                                                              32,434          33,362         33,989
Deposit insurance premiums                                                                  2,291           4,431          4,859
Amortization of goodwill and other intangible assets                                        2,632           3,083          5,862
Other                                                                                      53,096          39,005         52,429
                                                                                    --------------  -------------- --------------
Total operating expenses                                                                  365,316         325,322        504,018
---------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                               $   81,272      $   95,980     $  184,407
---------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                       $   77,351      $   85,689     $  165,950
Income tax provision                                                                       23,217          29,302         42,869
                                                                                    --------------  -------------- --------------
Income before extraordinary item and minority interest                                     54,134          56,387        123,081
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                       (166)             --         (9,601)
                                                                                    --------------  -------------- --------------
Income before minority interest                                                            53,968          56,387        113,480
Minority interest held by affiliates                                                       (6,298)         (7,604)       (22,043)
Minority interest -- other                                                                (25,313)        (25,313)       (25,313)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                               $   22,357      $   23,470     $   66,124
---------------------------------------------------------------------------------------------------------------------------------






NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                       $   16,939      $   18,052     $   60,706

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest                                 $    10.08      $    10.56     $    24.38
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                      (0.03)             --          (1.99)
                                                                                    --------------  -------------- --------------
Income before minority interest                                                             10.05           10.56          22.39
Minority interest held by affiliates                                                        (1.30)          (1.58)         (4.57)
Minority interest -- other                                                                  (5.24)          (5.24)         (5.24)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                             $    3.51       $    3.74     $    12.58
---------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================


                                                                                           For the Year Ended September 30
                                                                                    ---------------------------------------------
(Dollars in thousands)                                                                  2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                                             $   22,357      $   23,470     $   66,124
Other comprehensive income:
    Net unrealized holding gains (losses)                                                      (6)            (38)           440
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                             $   22,351      $   23,432     $   66,564
---------------------------------------------------------------------------------------------------------------------------------


CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                            $     516       $     516      $     516
                                                                                    --------------  -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                              6,642           6,642          6,642
                                                                                    --------------  -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                                                92,943          92,943         92,943
                                                                                    --------------  -------------- --------------

DEFICIT
Beginning of period                                                                       (63,884)        (81,936)      (142,642)
Net income                                                                                 22,357          23,470         66,124
Minority interest in capital contribution                                                  (2,697)             --             --
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                              (5,418)         (5,418)        (5,418)
                                                                                    --------------  -------------- --------------
End of period                                                                             (49,642)        (63,884)       (81,936)
                                                                                    --------------  -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                             6              44           (396)
Net unrealized holding gains (losses)                                                          (6)            (38)           440
                                                                                    --------------  -------------- --------------
End of period                                                                                  --               6             44
                                                                                    --------------  -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                            (41,848)        (41,848)       (41,848)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                   $    8,611      $   (5,625)    $  (23,639)
---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands)                                                                          2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                               $   (2,836)     $   (6,946)    $  (22,048)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                           14,308          12,481         11,170
    (Gain) loss on sale of property                                                          (994)             --            331
    Early extinguishment of debt, net of taxes                                                166              --          9,601
    (Increase) decrease in accounts receivable and accrued income                           3,059          (1,546)        (1,229)
    (Increase) decrease in deferred tax asset                                               5,205            (803)           954
    Increase in accounts payable and accrued expenses                                       1,892           3,346          2,708
    (Increase) decrease in tax sharing receivable                                             (88)          3,794         (6,545)
    Amortization of debt expense                                                            1,620           1,270            372
    Equity in earnings of unconsolidated entities                                          (7,711)         (5,360)        (1,918)
    Other                                                                                  10,359          24,152         21,342
                                                                                    --------------  -------------- --------------
                                                                                           24,980          30,388         14,738
                                                                                    --------------  -------------- --------------
Banking
Net income                                                                                 25,193          30,416         88,172
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees             (2,817)          1,578          8,727
    Depreciation and amortization                                                          32,434          33,362         33,989
    Provision for loan and lease losses                                                    49,930          22,880        150,829
    Capitalized interest on real estate under development                                  (3,786)         (3,392)        (1,954)
    Proceeds from sales of trading securities                                             299,881         933,596        320,942
    Net fundings of loans held for sale and/or securitization                            (708,955)     (1,035,602)      (366,915)
    Proceeds from sales of loans held for sale and/or securitization                    1,056,157          57,337      2,005,143
    Proceeds from sales of spread accounts                                                     --              --         36,000
    Gain on sale of credit card relationships                                                  --          (3,500)      (288,332)
    Gain on sales of real estate held for sale                                             (9,257)        (30,791)        (2,609)
    Provision for losses on real estate held for investment or sale                         1,400              --         18,860
    Gain on sales of trading securities, net                                               (1,490)         (7,243)          (982)
    (Increase) decrease in interest-only strips                                            (9,137)          5,882         73,503
    (Increase) decrease in servicing assets                                               (44,577)         (3,336)        14,550
    (Increase) decrease in goodwill and other intangible assets                             2,643           2,990        (22,017)
    (Increase) decrease in other assets                                                    12,993         (14,283)       147,079
    Increase (decrease) in other liabilities                                               80,447          (5,335)       (11,982)
    Increase (decrease) in tax sharing payable                                                 88          (3,794)         6,545
    Minority interest held by affiliates                                                    6,298           7,604         22,043
    Minority interest - other                                                               9,750           9,750          9,750
    Other                                                                                  90,790          (8,653)       (29,752)
                                                                                    --------------  -------------- --------------
                                                                                          887,985         (10,534)     2,211,589
                                                                                    --------------  -------------- --------------
Net cash provided by operating activities                                                 912,965          19,854      2,226,327
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                         (54,915)        (46,987)       (19,815)
Property acquisitions                                                                     (19,518)             --        (26,650)
Property sales                                                                              1,897              --             --
Equity investment in unconsolidated entities                                                6,527           2,748          1,348
Other                                                                                     (22,656)              2              2
                                                                                    --------------  -------------- --------------
                                                                                          (88,665)        (44,237)       (45,115)
                                                                                    --------------  -------------- --------------
Banking
Net proceeds from maturities of investment securities                                      44,000              --          5,000
Net proceeds from redemption of Federal Home Loan Bank stock                               11,877          24,165          2,504
Net proceeds from sales of real estate                                                     28,590          36,479         25,305
Proceeds from the sale of credit card receivables                                              --           3,500      1,337,678
Net fundings of loans receivable                                                       (1,110,357)     (1,361,713)    (2,983,595)
Principal collected on mortgage-backed securities                                         267,273         710,426      1,180,995
Purchases of Federal Home Loan Bank stock                                                 (22,371)        (62,311)       (18,370)
Purchases of investment securities                                                        (45,231)           (394)       (44,001)
Purchases of loans receivable                                                          (1,549,508)     (2,278,834)    (1,645,458)
Purchases of property and equipment                                                      (107,336)        (52,766)       (58,106)
Disbursements for real estate held for investment or sale                                  (9,607)         (6,911)       (14,814)
Other                                                                                      17,404          (6,746)        10,637
                                                                                    --------------  -------------- --------------
                                                                                       (2,475,266)     (2,995,105)    (2,202,225)
                                                                                    --------------  -------------- --------------
Net cash used in investing activities                                                  (2,563,931)     (3,039,342)    (2,247,340)
---------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
=================================================================================================================================

                                                                                          For the Year Ended September 30
                                                                                    ---------------------------------------------
(In thousands)                                                                          2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                       $  130,802      $   25,562     $   60,929
Principal curtailments and repayments of mortgages                                        (37,035)        (10,989)       (38,602)
Proceeds from secured note financings                                                      24,200          16,000        224,075
Repayments of secured note financings                                                     (40,200)             --       (199,075)
Proceeds from sales of unsecured notes                                                     10,246           5,355          5,802
Repayments of unsecured notes                                                              (8,905)         (9,568)        (2,100)
Costs of obtaining financings                                                              (2,651)         (2,104)        (7,295)
Loan prepayment fees                                                                           --              --        (10,055)
Dividends paid - preferred shares of beneficial interest                                  (12,500)         (6,500)        (7,600)
                                                                                    --------------  -------------- --------------
                                                                                           63,957          17,756         26,079
                                                                                    --------------  -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                   38,470,514      40,084,375     24,799,407
Customer withdrawals of deposits and payments for maturing certificates of deposit    (37,196,211)    (39,209,119)   (24,804,933)
Net increase (decrease) in securities sold under repurchase agreements                   (156,943)        139,267        384,699
Advances from the Federal Home Loan Bank                                                2,348,672       2,926,366      1,759,817
Repayments of advances from the Federal Home Loan Bank                                 (2,144,889)     (1,535,205)    (1,596,301)
Net proceeds from other borrowings                                                         66,148            (307)        25,645
Cash dividends paid on preferred stock                                                     (9,750)         (9,750)        (9,750)
Cash dividends paid on common stock                                                       (16,000)        (33,000)        (6,500)
Other                                                                                      63,827          16,702          3,117
                                                                                    --------------  -------------- --------------
                                                                                        1,425,368       2,379,329        555,201
                                                                                    --------------  -------------- --------------
Net cash provided by financing activities                                               1,489,325       2,397,085        581,280
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (161,641)       (622,403)       560,267
Cash and cash equivalents at beginning of year                                            608,003       1,230,406        670,139
                                                                                    --------------  -------------- --------------
Cash and cash equivalents at end of year                                               $  446,362      $  608,003    $ 1,230,406
---------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                      $   18,129      $   17,857     $   13,950
    Banking
        Cash and due from banks                                                           357,792         326,758        336,858
        Interest-bearing deposits                                                          30,441          69,388        499,598
        Federal funds sold and securities purchased under agreements to resell             40,000         194,000        380,000
                                                                                      --------------  -------------- --------------
    Cash and cash equivalents at end of year                                           $  446,362      $  608,003    $ 1,230,406
---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                              449,449      $  261,664     $  276,817
        Income taxes paid (refunded)                                                      (69,691)         95,417          7,454
        Shares of Saul Centers, Inc. common stock                                           3,770           3,393          4,806
        Limited partnership units of Saul Holdings Limited Partnership                         --           6,120          2,893
        Transfer of Tysons Park Place to real estate segment from banking segment          37,000              --             --
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                              3,770           3,393          3,014
        Distributions from Saul Holdings Limited Partnership                                6,527           6,120          5,567

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                  5,335           6,581          5,510
    Loans held for sale exchanged for trading securities                                  297,462         924,710        320,695
    Loans receivable transferred to (from) loans held for sale and/or securitization      744,823        (125,000)     1,788,831
    Loans made in connection with the sale of real estate                                   1,260          31,615          7,274
    Loans receivable transferred to real estate acquired in settlement of loans             5,695           1,909          4,938
    Loans receivable exchanged for mortgage-backed securities held-to-maturity              4,798           1,792      1,225,279


---------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul and its consolidated subsidiaries (the "Trust") are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust's consolidated assets as of September 30, 2000, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank. By virtue of its ownership of a majority of Chevy Chase Bank, F.S.B., the Trust is a "savings and loan holding company" and subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS").

"Real Estate Trust" refers to B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries. Chevy Chase Bank, F.S.B. and its subsidiaries are referred to in the consolidated financial statements and notes thereto as the "bank" or the "Corporations". The accounting and reporting practices of the Trust conform to accounting principles generally accepted in the United States and, as appropriate, predominant practices within the real estate and banking industries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 2. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation.

Although the financial results of Trust subsidiaries are included in these consolidated financial statements, each Trust subsidiary, including, but not limited to, Arlington Hospitality Corp., Auburn Hills Hotel Corporation, Dulles Hospitality Corp., Herndon Hotel Corporation, Pueblo Hotel Corp. and Sharonville Hotel Corporation, is a separate legal entity whose assets are not available to pay the claims of creditors of other entities included in these consolidated financial statements.

USE OF ESTIMATES

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ from those estimates.

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

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2000, 1999 and 1998, the weighted average number of shares used in the calculation was 4,826,910. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 1999 and 1998 to conform with the presentation used for the year ended September 30, 2000.

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

Depreciation is calculated using the straight-line method and estimated useful lives of 28 to 47 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized over the lesser of their estimated useful lives or the lives of the related leases using the straight-line method.

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

Liabilities

The carrying amount of notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of mortgage notes payable is based on management's estimate of current market rates for its debt. At September 30, 2000, and 1999, the fair value of mortgage notes payable was $297,759 and $213,447. The fair value of notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2000 and 1999, the fair value of notes payable - unsecured was $48.6 and $47.3 million.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by OTS and by the Federal Deposit Insurance Corporation ("FDIC"). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank's principal deposit market is the Washington, D.C. metropolitan area.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

The bank maintains reserves in the form of cash and deposits at the Federal Reserve Bank. The total average reserve balances maintained by the bank, which consisted primarily of cash, were $190.2, $161.1 and $146.5 million during the years ended September 30, 2000, 1999, and 1998.

LOANS HELD FOR SALE

The bank engages in mortgage banking activities. At September 30, 2000 and 1999, loans held for sale are composed of single-family residential loans and home improvement and related loans originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold. Gains and losses on sales of whole loans held for sale are determined using the specific identification method. See "Trading Securities."

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

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The bank classifies its investment and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Investment and mortgage-backed securities classified as "held-to-maturity" are reported at amortized cost. Investment and mortgage-backed securities classified as "available-for-sale" are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. Investment and mortgage-backed securities classified as "trading" are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2000 and 1999. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

Net unrealized holding gains, net of the related income tax effect, amounted to $10,000 as of September 30, 1999 and resulted from the transfer of investment securities and mortgage-backed securities previously classified as available-for-sale to held-to-maturity. Such net gains were reported as a separate component of stockholders' equity and were being accreted over the remaining lives of the securities using the level-yield method. Net unrealized holding gains were fully accreted during the fiscal year ended September 30, 2000.

TRADING SECURITIES

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $299.9, $933.6 and $320.9 million during the years ended September 30, 2000, 1999 and 1998. The bank realized net gains of $1.5, $7.2 and $1.0 million on the sales of trading securities for the years ended September 30, 2000, 1999 and 1998. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2000 and 1999.

At September 30, 2000 and 1999, the bank held automobile receivables-backed securities with carrying amounts of $3.4 and $7.0 million, which were classified as trading securities. These securities were established in conjunction with two automobile loan securitization transactions and represent subordinate classes of certificates retained by the bank. There were no changes in unrealized gains or losses during fiscal 2000. The bank recognized net unrealized holding gains on these securities of $1.2 million during fiscal 1999. During fiscal 1998, the bank recognized net unrealized holding losses on these securities of $1.3 million. See Note 17.

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

CREDIT CARD FEES AND COSTS

Prior to the sale of the credit card portfolio on September 30, 1998, credit card membership fees were deferred and recognized as income on a straight-line basis over the period the fee entitled the cardholder to use the card, which was one year. Credit card origination costs were deferred and recognized as a reduction of income on a straight-line basis over the privilege period which was generally one year. See Note 9.

IMPAIRED LOANS

A loan is considered impaired when, based on all current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the bank for impairment include real estate and commercial loans and loans modified in a troubled debt restructuring. Large groups of smaller-balance homogeneous loans that have not been modified in a troubled debt restructuring are collectively evaluated for impairment, which for the bank include residential mortgage loans and consumer loans. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be accounted for as loans. Prior to the sale of the credit card portfolio on September 30, 1998, certain credit card loans for which customers had agreed to modified payment terms were also classified as impaired loans. See Note 9.

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

At September 30, 2000, the bank did not have any impaired loans. The average recorded investment in impaired commercial and real estate loans for the year ended September 30, 2000 was $51,000. At September 30, 1999, the bank had three impaired real estate loans with a book value of $268,000. The average recorded investment in impaired commercial and real estate loans for the year ended September 30, 1999 was $65,000. The average recorded investment in impaired loans, consisting of credit card and real estate loans, for the year ended September 30, 1998 was $113.2 million. The bank did not recognize any interest income on its impaired loans for the years ended September 30, 2000 and 1999. The bank recognized interest income of $14.4 million on its impaired loans (primarily credit card) for the year ended September 30, 1998.

ALLOWANCES FOR LOSSES

Management reviews the loan and lease, real estate held for investment and real estate held for sale portfolios to establish allowances for estimated losses. The allowances for losses are reviewed periodically, and allowances are provided after consideration of the borrower's financial condition and/or the estimated value of collateral or real estate, including estimated selling and holding costs. Allowances are also provided by management after considering such factors as the economy in lending areas, delinquency statistics and past loss experience.

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

REAL ESTATE HELD FOR INVESTMENT OR SALE

Real Estate Held for Investment

At September 30, 2000 and 1999, real estate held for investment consists of developed land owned by one of the bank's subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 15.

Real Estate Held for Sale

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $3.8, $3.4 and $2.0 million for the years ended September 30, 2000, 1999 and 1998.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $2,068,000, $376,000 and $95,000 during the years ended September 30, 2000, 1999 and 1998. The bank is developing an office building to use as its new corporate headquarters. The project is expected to be completed summer 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method generally over a period of 15 years. At September 30, 2000 and 1999, goodwill totaled $22.0 and $23.1 million. On
November 12, 1997, the bank purchased ASB Capital Management Inc. ("ASB"), one of the largest SEC-registered investment managers headquartered in the Washington, D.C. metropolitan area, for $27.2 million in cash. In connection with the purchase, the bank recorded $25.3 million of goodwill. The acquisition was accounted for using the purchase method and the operating results of ASB have been included in the Consolidated Statements of Operations since the date of acquisition.

During fiscal 1999, the bank purchased approximately $135.1 million of home equity loans. The premium attributable to the value of the home equity relationships, amounting to $3.3 and $4.8 million at September 30, 2000 and 1999, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. The bank did not purchase any home equity loans in fiscal 2000. This premium is being amortized over the estimated term of the underlying relationships. Accumulated amortization of goodwill and other intangible assets was $49.3 and $46.7 million at September 30, 2000 and 1999.

SERVICING ASSETS

Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Amortization of these assets amounted to $10.9, $12.3 and $10.8 million for the years ended September 30, 2000, 1999 and 1998. Accumulated amortization was $91.0 and $80.0 million at September 30, 2000 and 1999. During fiscal 2000, 1999 and 1998, the bank recorded $49.4, $14.8 and $8.6 million, of servicing assets.

The bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. The aggregate fair value of servicing assets at September 30, 2000 and 1999 was $78.0 and $30.3 million.

Activity in the valuation allowance for servicing assets is summarized as follows.

                                            Year Ended September 30,
                                -----------------------------------------------
(In thousands)                       2000            1999            1998
------------------------------  --------------- --------------- ---------------

Balance at beginning of year    $        9,724       $  13,498        $  1,129
Additions charged/(reductions)
   credited to loan expenses            (6,133)         (3,774)         12,369
                                --------------- --------------- ---------------

Balance at end of year          $        3,591       $   9,724       $  13,498
                                =============== =============== ===============

There were no sales of rights to service mortgage loans during fiscal 2000, 1999 and 1998. Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.

INTEREST-ONLY STRIPS

Interest-only strips capitalized in the year ended September 30, 2000 amounted to $13.8 million and were related to the securitization and sale of automobile receivables. Interest-only strips capitalized in the year ended September 30, 1999 amounted to $2.7 million and were primarily related to the sale of new home equity receivables to existing trusts. Interest-only strips capitalized in the year ended September 30, 1998 amounted to $124.0 million and were related to the securitization and sale of credit card, home equity, automobile and home loan receivables. See Note 17.

Interest-only strips are amortized using the effective yield method over the estimated lives of the underlying loans. Amortization amounted to $7.3, $8.7 and $99.0 million for the years ended September 30, 2000, 1999 and 1998, and is included in servicing and securitization income in the Consolidated Statements of Operations. The bank uses certain assumptions to calculate amortization of the interest-only strips, mainly estimates of prepayment speeds, credit losses and interest rates. To the extent actual results differ from the assumptions, amortization is adjusted accordingly.

The bank accounts for its interest-only strips as trading securities and, accordingly, carries them at fair value. The bank estimates the fair value of the interest-only strips on a discounted cashflow basis using appropriate discount and prepayment rates. The fair value adjustments for interest-only strips are included in servicing and securitization income. The fair value adjustment amounted to a net gain of $2.6 million in fiscal 2000. There were no fair value adjustments during fiscal year 1999. Fair value adjustments amounted to a net loss of $42.9 million in fiscal 1998. Certain assumptions inherent in the determination of the amortization and fair value of interest-only strips are influenced by factors outside the bank's control, and actual performance could materially differ from such assumptions.

DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the bank uses various strategies to minimize interest-rate risk, including interest-rate cap agreements and forward sale or purchase commitments. Premiums paid for interest-rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest-rate caps on a straight-line basis. Funds payable to the bank are recognized as income in the month such funds are earned. There were no unamortized premiums at September 30, 2000 and 1999. Gains and losses on forward sale or purchase commitments are deferred and recorded as a component of the gain on sales of loans at the time the forward sale or purchase commitment matures. See Note 29. The bank does not hold any derivative financial instruments for trading purposes.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). This statement addresses a limited number of issues causing implementation difficulties for numerous entities required to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. Effective October 1, 2000, the bank adopted SFAS 133. The bank believes that the adoption of these statements will not have a material impact on the bank's financial position or results of operations in future periods. On October 1, 2000, the bank booked an after tax loss of $476,000 to other comprehensive income representing its transition adjustment from the adoption of SFAS 133 and 138.

SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued in September 2000 and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 is effective for transfers after March 31, 2001, and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The impact on the bank's financial condition and results of operations has not yet been determined.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

The Real Estate Trust's primary cash requirements include operating expenses, debt service, debt principal repayment and capital expenditures. During fiscal 2000, 1999 and 1998, the Real Estate Trust generated positive cash flow from operating activities, including the receipt of dividends and tax sharing payments from Chevy Chase, and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund capital expenditures. These shortfalls have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales. Overall, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs in the future, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on dividends from the bank.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, including the sale of unsecured notes, refinancings of maturing mortgage debt, asset sales, and dividends and tax sharing payments from the bank.

The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in fiscal 2001 and subsequent years, will depend in significant part on its receipt of dividends from the bank. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive dividends from the bank. During fiscal 2000, 1999 and 1998, the bank made tax sharing payments totaling $6.6, $6.6 and $5.6 million to the Real Estate Trust. During fiscal 2000, 1999 and 1998, the bank made dividend payments totaling $12.8, $26.4 and $5.2 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the bank has reported net income. The Trust's consolidation of the bank's operations into the Trust's federal income tax return has resulted in the use of the Trust's net operating losses to reduce the federal income taxes the bank would otherwise have owed. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or (ii) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in which as of September 30, 2000, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 22.1% interest, other entities affiliated with the Real Estate Trust own a 5.2% interest, and Saul Centers owns a 72.6% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the "Partnerships"), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships' debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2000, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2000, that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 2000, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

     (In thousands)
     -------------------------------------------------------------------
     Saul Holdings:
       Acquisition of partnership units                         $ 9,011
       Distributions in excess of allocated net income          (13,584)

     Saul Centers:
       Acquisition of common shares                              40,999
       Distributions in excess of allocated net income           (8,909)
                                                           -------------

     Total                                                     $ 27,517
                                                           =============


The $27.5 million balance is included in "Other assets" in the financial statements.

As of September 30, 2000, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of common shares of Saul Centers, effectively owns 35.1% of the consolidated entities of Saul Centers. Some of these shares and/or units have been deposited as collateral for the Trust's revolving lines of credit. See Note 4.

The unaudited Condensed Consolidated Balance Sheet as of September 30, 2000 and 1999, and the unaudited Condensed Consolidated Statements of Operations for the twelve-month periods ended September 30, 2000, 1999 and 1998 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
                                                        September 30,
                                                -----------------------------
(In thousands)                                       2000           1999
----------------------------------------------- -------------- --------------
Assets
    Real estate investments                         $ 384,923      $ 355,465
    Accumulated depreciation                         (120,660)      (109,838)
    Other assets                                       61,418         45,632
                                                -------------- --------------
Total assets                                        $ 325,681      $ 291,259
                                                ============== ==============

Liabilities and stockholders' deficit
    Notes payable                                   $ 335,995      $ 302,511
    Other liabilities                                  21,016         21,353
                                                -------------- --------------
    Total liabilities                                 357,011        323,864
    Total stockholders' deficit                       (31,330)       (32,605)
                                                -------------- --------------
Total liabilities and stockholders' deficit         $ 325,681      $ 291,259
                                                ============== ==============

Saul Centers, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)                                         For the Twelve Months
                                                      Ended September 30
                                                -----------------------------
(In thousands)                                    2000      1999      1998
----------------------------------------------- --------  --------- ---------
Revenue
    Base rent                                   $62,763    $57,789   $54,724
    Other revenue                                14,754     14,704    15,145
                                                --------  --------- ---------
Total revenue                                    77,517     72,493    69,869
                                                --------  --------- ---------

Expenses
    Operating expenses                           14,741     14,363    14,423
    Interest expense                             23,529     22,389    22,669
    Amortization of deferred debt expense           434        416       416
    Depreciation and amortization                12,817     12,883    11,299
    General and administrative                    3,871      3,551     3,492
                                                --------  --------- ---------
Total expenses                                   55,392     53,602    52,299
                                                --------  --------- ---------

Operating income                                 22,125     18,891    17,570
Non-operating items
    Gain on sale of property                        553        --        --
    Sales of interest rate protection
        agreements                                  --         --     (4,392)
                                                --------  --------- ---------
Net income before extraordinary item,
        cumulative effect of change in
        accounting method and minority
        interest                                 22,678     18,891    13,178
Cumulative effect of change in
        accounting method                           --         --       (771)
Extraordinary item - loss on early
        extinguishment of debt                      --         --     (2,878)
                                                --------  --------- ---------
Net income before minority interest              22,678     18,891     9,529
Minority interest                                (8,068)    (7,779)   (7,080)
                                                --------  --------- ---------
Net income                                      $14,610    $11,112   $ 2,449
                                                ========  ========= =========

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in                               Buildings and               Related
  thousands)            No.      Land      Improvements    Total        Debt
---------------------- ------  --------- --------------- ----------  ----------

September 30, 2000
Income-producing
 properties:
  Hotels                  16    $17,068        $192,793   $209,861    $144,012
  Office & industrial     10      7,883         140,698    148,581     137,153
  Other                    5      3,075             916      3,991       1,790
                       ------  --------- --------------- ----------  ----------
                          31    $28,026        $334,407   $362,433    $282,955
                       ======  ========= =============== ==========  ==========

Land Parcels               9    $39,716            $ --   $ 39,716    $    206
                       ======  ========= =============== ==========  ==========

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

Notes payable - unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates were 10.1% at September 30, 2000 and 1999. During fiscal 2000 and 1999, the Real Estate Trust sold notes amounting to approximately $10.2 and $11.9 million.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2000, the Real Estate Trust had no outstanding borrowings under the facility and unrestricted availability was $31.8 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0 and $25.0 million. The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. At September 30, 2000, the Real Estate Trust had no outstanding borrowings and unrestricted availability was $19.1 million.

In April 2000, the Real Estate Trust completed the refinancing of one hotel and four office/industrial properties. The new loans total $28.4 million, have a 15-year term, and require amortization based on a 20-year schedule. The new loans replace floating rate loans and have fixed interest rates of 9.09% for the hotel and 8.64% for the other properties. The Real Estate Trust received approximately $8.9 million in net proceeds from the financing.

In June 2000, the Real Estate Trust completed the refinancing of one office property. The new loan was for $6.6 million at a fixed rate of 8.47% and replaces a floating-rate construction loan with an outstanding balance of $3.6 million. The new loan has a 15-year term and requires amortization based on a 20-year schedule.

In August 2000, the Real Estate Trust completed an additional $25.0 million financing with a lender on four hotel and two office properties, resulting in an outstanding balance of $116.6 million on the combined loans. The blended interest rate on these loans is 8.12% and the maturity is March 2006.

Also in August 2000, the Real Estate Trust completed the refinancing of one hotel property. The new loan was for $4.9 million at a fixed rate of 8.79% and replaces a floating-rate construction loan with an outstanding balance of $5.7 million. The new loan has a 10-year term and requires amortization based on a 20-year schedule.

The maturity schedule for the Real Estate Trust's outstanding debt at September 30, 2000 for the fiscal years commencing October 1, 2000 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2001     $ 29,507    $    --     $  6,046     $  35,553
              2002       26,314         --        7,872        34,186
              2003       20,044         --       11,551        31,595
              2004        8,435         --        9,646        18,081
              2005       10,076         --        7,755        17,831
           Thereafter   212,838     200,000       4,593       417,431
                       --------- ----------- ----------- --------------
             Total     $307,214    $200,000    $ 47,463     $ 554,677
         --------------------------------------------------------------
Of the $307.2 million of mortgage notes outstanding at September 30, 2000, $268.1 million was nonrecourse to the Real Estate Trust.

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments and no long term leases.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties consists of minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 2000, 1999, and 1998 amounted to $32.1, $23.2 and $21.5 million. Future minimum rentals as of September 30, 2000 under noncancelable leases are as follows:

            Fiscal Year                                   (In thousands)
            ------------------------------------------------------------
                 2001                                          $ 32,498
                 2002                                            27,714
                 2003                                            24,376
                 2004                                            19,756
                 2005                                            15,773
              Thereafter                                         50,895
                                                             -----------
                Total                                          $171,012
            ------------------------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $349,000 during fiscal 2000, $337,000 during fiscal 1999, and $317,000 during fiscal 1998. The advisory contract has been extended until September 30, 2001, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and Franklin Property Company ("Franklin"), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Franklin amounted to $7.2, $5.7 and $5.2 million in fiscal 2000, 1999 and 1998.

The Real Estate Trust reimburses the Advisor and Franklin for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $102,000, $120,000 and $113,000 in fiscal 2000, 1999 and 1998.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $200,000, $167,000 and $157,000 in fiscal 2000, 1999 and 1998.

As of October 1, 1998, the Real Estate Trust had unsecured loans outstanding to the Saul Co. totalling $15.3 million. During fiscal 2000 and 1999, curtails of $3.75 and $1.5 million were paid by the Saul Co. Interest on the loans is computed by reference to a floating rate index. At September 30, 2000, the total due the Real Estate Trust was $10.0 million in principal and $1.75 million in deferred interest. Interest accrued on these loans amounted to $1.1, $1.1 and $1.3 million during fiscal 2000, 1999 and 1998.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2000, 1999, and 1998, the Real Estate Trust paid the Trustees approximately $94,000 each year for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the bank for his services as Chairman and Chief Executive Officer of the bank, and four received payments for their services as directors of the bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

LEGAL SERVICES

The law firm in which one of the Trustees is a senior counsel received $976,000, $530,000 and $792,000 during fiscal 2000, 1999, and 1998 for legal services to the Real Estate Trust and its wholly-owned subsidiaries.

SAUL HOLDINGS LIMITED PARTNERSHIP

The Real Estate Trust accounts for this investment under the equity method. The Real Estate Trust's share of earnings for fiscal 2000, 1999 and 1998 was $5.1, $4.2 and $2.0 million. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the bank and Franklin at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $2.7, $0.3 and $0.3 million in fiscal 2000, 1999 and 1998.

8. SUBSEQUENT EVENT - REAL ESTATE TRUST

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in Laurel, Maryland, which contained a 105,000 square foot office/warehouse building. The purchase price was $12.3 million and was financed from the Real Estate Trust's bank lines. The entire building has been leased to Chevy Chase under a long-term agreement.

9. DISPOSITION OF ASSETS - THE BANK

Pursuant to the terms of a purchase agreement, dated as of September 2, 1998 and as amended on September 30, 1998, by and between the bank and CCB Holding Corporation (formerly a wholly-owned subsidiary of the bank) ("CCBH"), and First USA Bank, NA, ("FUSA"), the bank and CCBH sold their credit card portfolio and the bank sold its credit card operations to FUSA. This transaction was consummated on September 30, 1998. The credit card portfolio purchased by FUSA included approximately $4.8 billion of managed credit card loans and 3.1 million Visa and MasterCard credit card accounts. The bank recognized a net gain on this sale of $3.5 and $288.3 million during the years ended September 30, 1999 and 1998, which is included in gain on sale of loans, net in the Consolidated Statements of Operations.

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

10. LOANS HELD FOR SALE - THE BANK

Loans held for sale are composed of the following:

                                              September 30,
                             ------------------------------------------------
(In thousands)                       2000                      1999
---------------------------  ----------------------    ----------------------
Single-family residential    $             116,480             $     112,434
Home improvement and
   related loans                             9,628                     4,363
                             ----------------------    ----------------------
Total                        $             126,108             $     116,797
                             ======================    ======================

11. LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

At September 30, 2000, loans held for securitization and sale totaled $70.0 million and were composed of automobile loans. At September 30, 1999 there were no loans held for securitization and sale.

12. INVESTMENT SECURITIES - THE BANK

At September 30, 2000 and 1999, all investment securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's investment securities at September 30, 2000 and 1999 are as follows:


                                                                      Gross                  Gross
                                                                    Unrealized             Unrealized          Aggregate Fair
(In thousands)                              Amortized Cost        Holding Gains          Holding Losses            Value
-------------------------------------      -----------------     -----------------      -----------------     -----------------
September 30, 2000
------------------
   U.S. Government securities:
      Maturing after one year,
           but within five years           $         45,648      $            84              $    (173)            $   45,559
                                           =================     =================      =================     =================

September 30, 1999
------------------
   U.S. Government securities:
      Maturing within one year,
           but within five years           $         44,400      $            34        $          --               $   44,434
                                           =================     =================      =================     =================

There were no sales of investment securities during the years ended September
30, 2000, 1999 and 1998.

13. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 2000 and 1999, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's mortgage-backed securities at September 30, 2000 and 1999 are as follows:

(In thousands)                                                 Gross Unrealized       Gross Unrealized
                                                                    Holding            Holding Losses            Aggregate
                                        Amortized Cost               Gains                                          Fair
                                                                                                                   Value
----------------------------------     ------------------      ------------------     ------------------     ------------------
September 30, 2000
   FNMA                                      $   349,258               $      84             $  (19,171)           $   330,171
   FHLMC                                         170,894                     745                 (2,007)               169,632
   Private label, AAA-rated                      522,192                  10,657                (11,555)               521,294
   Private label, AA-rated                         4,465                      -                     (22)                 4,443
                                       ------------------      ------------------     ------------------     ------------------
        Total                               $  1,046,809              $   11,486             $  (32,755)          $  1,025,540
                                       ==================      ==================     ==================     ==================

September 30, 1999
   FNMA                                      $   384,069       $              96             $   (19,417)          $   364,748
   FHLMC                                         236,809                     650                  (2,209)              235,250
   Private label, AAA-rated                      680,436                   9,951                 (15,016)              675,371
   Private label, AA-rated                        10,056                      17                    -                   10,073
                                       ------------------      ------------------     ------------------     ------------------
        Total                               $  1,311,370       $          10,714             $   (36,642)         $  1,285,442
                                       ==================      ==================     ==================     ==================

There were no sales of mortgage-backed securities from the held-to-maturity portfolio during the years ended September 30, 2000, 1999 and 1998. See "Summary Of Significant Accounting Policies - The bank - Trading Securities."

Accrued interest receivable on mortgage-backed securities totaled $5,569 and $7,468 at September 30, 2000 and 1999, and is included in other assets in the Consolidated Balance Sheets.

14. LOANS AND LEASES RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                                                 September 30,
                                                                     --------------------------------------
(In thousands)                                                            2000                   1999
--------------------------------------------------------------       ----------------       ---------------
Single-family residential                                                $ 4,896,439           $ 3,986,212
Home equity                                                                  274,355               239,673
Real estate construction and ground                                          507,461               419,211
Commercial real estate and  multifamily                                       39,917                60,607
Commercial                                                                 1,015,146               579,668
Automobile                                                                   719,276               717,712
Subprime automobile                                                          620,588               480,533
Automobile leasing                                                           568,091               109,724
Home improvement and related loans                                            77,345               102,483
Overdraft lines of credit and
    other consumer                                                            31,608                31,646
                                                                     ----------------       ---------------
                                                                           8,750,226             6,727,469
                                                                     ----------------       ---------------

Less:
 Undisbursed portion of loans                                                630,205               379,829
 Unearned discounts and net
    deferred loan origination costs                                          (39,028)              (22,572)
Allowance for losses on loans and leases                                      54,018                58,139
                                                                     ----------------       ---------------
                                                                             645,195               415,396
                                                                     ----------------       ---------------
   Total                                                                 $ 8,105,031           $ 6,312,073
                                                                     ================       ===============

The bank serviced loans owned by others amounting to $6.4 and $4.3 billion at September 30, 2000 and 1999.

Accrued interest receivable on loans totaled $43.4 and $33.6 million at September 30, 2000 and 1999, and is included in other assets in the Consolidated Balance Sheets.

15. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                                                                      September 30,
                                                                                             ---------------------------------
(In thousands)                                                                                   2000               1999
-----------------------------------------------------------------                            --------------    ---------------
Real estate held for investment (net of allowance for
 losses of $202 for both periods)                                                                  $   925          $  3,617
Real estate held for sale (net of allowance for losses of
 $80,752 and $84,405, respectively)                                                                 48,461            48,752
                                                                                             --------------    ---------------
Total real estate held for investment or sale                                                     $ 49,386          $ 52,369
                                                                                             ==============    ===============

Gain (loss) on real estate held for investment or sale is composed of the following:

                                                                                       Year Ended September 30,
                                                                         -----------------------------------------------------
(In thousands)                                                                2000               1999               1998
--------------------------------------------------                       ---------------     --------------    ---------------
Provision for losses                                                          $ (1,400)         $   --             $ (18,860)
Net gain (loss) from operating properties                                         (260)            1,519                (288)
Net gain on sales                                                                  137            32,530               2,609
                                                                         ---------------     --------------    ---------------
     Total                                                                    $ (1,523)         $ 34,049           $ (16,539)
                                                                         ===============     ==============    ===============

16. ALLOWANCE FOR LOSSES - THE BANK

Activity in the allowance for losses on loans and leases receivable is summarized as follows:


                                                          Loans and
                                                            Leases
(In thousands)                                            Receivable
------------------------------------------------------ ----------------

Balance, September 30, 1997                                 $  105,679
 Provision for losses                                          150,829
 Reduction due to sale of credit card portfolio                (87,609)
 Charge-offs                                                  (122,652)
 Recoveries                                                     13,910
                                                       ----------------
Balance, September 30, 1998                                     60,157
 Provision for losses                                           22,880
 Charge-offs                                                   (26,774)
 Recoveries                                                      1,876
                                                       ----------------
Balance, September 30, 1999                                     58,139
Provision for losses                                            49,930
Charge-offs                                                    (58,883)
Recoveries                                                       4,832
                                                       ----------------
Balance, September 30, 2000                                 $   54,018
                                                       ================

The allowance for losses at September 30, 2000 is based on management's estimates of the amount of allowance required to reflect the losses incurred in the loan and lease portfolio based on circumstances and conditions known at the time. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

17. ASSET-BACKED TRANSACTIONS - THE BANK

The bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors.

The bank sold automobile loan receivables and received gross proceeds of $674.8 million during the year ended September 30, 2000 and recognized a gain of $4.6 million. The bank did not sell automobile loan receivables during the year ended September 30, 1999. The bank sold automobile loan receivables and received gross proceeds of $534.7 million during the year ended September 30, 1998 and recognized a gain of $23.1 million. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $867.0 million at September 30, 2000, $3.4 million of which represents subordinate classes of certificates retained by the bank. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $556.2 million at September 30, 1999, $7.0 million of which represents a subordinate class of certificates retained by the bank. These retained certificates were classified as trading securities at September 30, 2000 and 1999 and had carrying values of $3.4 and $7.0 million. See "Summary Of Significant Accounting Policies - The bank." The bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 29.

The bank sold credit card receivables and received gross proceeds of $1.0 billion during the year ended September 30, 1998. The bank recognized gains of $83.4 million on credit card securitization transactions during fiscal 1998, including gains on sales of new receivables into existing trusts. On September 30, 1998, the bank sold its credit card portfolio and related operations, including its rights to the excess cash flows generated from such credit card securitizations. See Note 9.

The bank sold amounts on deposit in certain spread accounts associated with certain outstanding credit card securitizations and received gross proceeds of $36.0 million during fiscal 1998. A loss of $1.8 million was recognized for the year ended September 30, 1998 and is included in servicing and securitization income in the Consolidated Statements of Operations. On September 30, 1998, the bank sold its credit card portfolio and related operations, including its obligations associated with such spread account securitizations. See Note 9.

The bank did not sell any home equity credit line receivables into new trusts during the years ended September 30, 2000 and 1999. The bank sold home equity credit line receivables of $64.4 and $79.4 million into existing trusts and recognized gains of $2.3 and $2.9 million during the years ended September 30, 2000 and 1999. The bank sold home equity credit line receivables and received gross proceeds of $181.4 million during the year ended September 30, 1998, and recognized a gain of $13.8 million. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $146.7 million at September 30, 2000 and $193.1 million at September 30, 1999. The bank continues to service the underlying loans and is contingently liable under various credit enhancement facilities related to these transactions. See Note 29.

The bank did not sell any home loan and home equity receivables during the years ended September 30, 2000 and 1999. During the year ended September 30, 1998, the bank sold home loan and home equity receivables in asset-backed transactions to investors. The bank received gross proceeds on the sale of $163.3 million and recognized a gain of $8.8 million. During the year ended September 30, 1999, the bank purchased, at auction, the remaining home loan and home equity receivables sold during the year ended September 30, 1998, and placed these receivables back in the bank's loan portfolio. See Note 29.

The bank did not sell any home loan receivables into new trusts during the years ended September 30, 2000 and 1999. The bank sold home loan receivables of $1.9 million into an existing trust during the year ended September 30, 2000 and recognized a gain of $27,000. The bank sold home loan receivables of $1.8 million into an existing trust during the year ended September 30, 1999 and did not recognize a gain on that transaction. The bank sold home loan receivables and received gross proceeds of $4.0 million for a gain of $386,000 for the year ended September 30, 1998. The outstanding trust certificate balances and the related receivable balances contained in the trusts were $82.1 million at September 30, 2000 and $111.2 million at September 30, 1999. The bank continues to service the underlying loans and is contingently liable under credit enhancement facilities related to these transactions. See Note 29.

18. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:


                                                                Estimated                        September 30,
                                                                 Useful             -----------------------------------------
(Dollars in thousands)                                            Lives                   2000                    1999
-----------------------------------------------------        ----------------       -----------------        ----------------
Land                                                                -                     $   46,813              $   52,391
Construction in progress                                            -                         97,569                  22,029
Buildings and improvements                                     10-45 years                   117,220                 138,275
Leasehold improvements                                         5-20 years                    103,925                  98,900
Furniture and equipment                                        5-10 years                    188,918                 173,069
Automobiles                                                     3-5 years                      4,000                   2,557
                                                                                    -----------------        ----------------
                                                                                             558,445                 487,221
Less:
   Accumulated depreciation and amortization                                                 195,976                 182,688
                                                                                    -----------------        ----------------
       Total                                                                              $  362,469              $  304,533
                                                                                    =================        ================

Depreciation and amortization expense amounted to $32.4, $33.4 and $34.0 million for the years ended September 30, 2000, 1999 and 1998. Capitalized interest amounted to $2,068,000, $376,000 and $95,000 during the years ended September 30, 2000, 1999 and 1998. The bank is developing an office building to use as its new corporate headquarters. The project is expected to be completed summer 2001.

19. LEASES - THE BANK

The bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal 2001 to 2020 and ground leases which have terms expiring from fiscal 2029 to 2080. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 2000:

                                 Year Ending
                                September 30,             (In thousands)
                            -----------------------      -----------------
                                     2001                        $ 21,396
                                     2002                          19,884
                                     2003                          17,990
                                     2004                          16,700
                                     2005                          15,724
                                        Thereafter                 84,789
                                                         -----------------
                                       Total                    $ 176,483
                                                         =================

Rent expense totaled $23.2, $17.9 and $16.6 million for the years ended September 30, 2000, 1999 and 1998.

20. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year-end are as follows:

                                                                                    September 30,
                                                       -------------------------------------------------------------------------
(Dollars in thousands)                                               2000                                  1999
-----------------------------------------------------------------------------------------   ------------------------------------
                                                                            Weighted                           Weighted Average
                                                                             Average                                 Rate
                                                            Amount            Rate              Amount
                                                       ----------------- ----------------   ----------------   -----------------
Demand accounts                                        $        559,320        -                 $  432,114            -
NOW accounts                                                  1,289,883       0.88%               1,174,055         0.89%
Money market deposit accounts                                 1,156,829       3.98%               1,125,405         3.38%
Statement savings accounts                                      779,344       1.90%                 888,212         1.92%
Other deposit accounts                                          113,245       1.66%                 108,749         1.70%
Certificate accounts, less than $100                          2,524,769       6.21%               1,558,281         4.99%
Certificate accounts, $100 or more                              614,399       6.30%                 476,670         5.13%
                                                       -----------------                    ----------------
    Total                                                   $ 7,037,789       3.83%             $ 5,763,486         2.94%
                                                       =================                    ================

The bank's deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

                                                                               Year Ended September 30,
                                                                -------------------------------------------------------
(In thousands)                                                       2000                1999                1998
--------------------------------------------------------------- ---------------     ---------------      --------------
NOW accounts                                                         $  10,585           $  11,598           $  19,796
Money market deposit accounts                                           39,351              36,395              38,756
Statement savings accounts                                              15,684              19,226              28,419
Certificate accounts                                                   154,738              77,084              89,958
Other deposit accounts                                                   1,905               2,042               2,389
                                                                ---------------     ---------------      --------------
    Total                                                           $  222,263          $  146,345          $  179,318
                                                                ===============     ===============      ==============

Outstanding certificate accounts at September 30, 2000 mature in the years indicated as follows:

                                 Year Ending
                                September 30,            (In thousands)
                            -----------------------     ------------------
                                     2001                      $2,388,385
                                     2002                         582,576
                                     2003                         124,716
                                     2004                          11,079
                                     2005                          32,412
                                                        ------------------
                                             Total             $3,139,168
                                                        ==================

At September 30, 2000, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                                            (In thousands)
                                                          -----------------
       Three months or less                                      $ 324,679
       Over three months through six months                        109,673
       Over six months through 12 months                           128,826
       Over 12 months                                               51,221
                                                          -----------------
          Total                                                  $ 614,399
                                                          =================

21. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
                    SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                                       September 30,
                                                                ------------------------------------------------------------
(Dollars in thousands)                                                2000                 1999                  1998
--------------------------------------------------------------- -----------------     ----------------      ----------------
Securities sold under repurchase agreements:
   Balance at year-end                                                $  369,628           $  526,571            $  387,305
   Average amount outstanding during the year                            490,333              371,660               302,564
   Maximum amount outstanding at any month-end                           647,779              526,571               806,393
   Amount maturing within 30 days                                        369,628              526,571               387,305
   Weighted average interest rate during the year                          6.27%                5.22%                 5.68%
   Weighted average interest rate on year-end balances                     6.74%                5.78%                 5.63%

Other short-term borrowings:
   Balance at year-end                                                $  170,414           $  104,200            $  104,449
   Average amount outstanding during the year                            137,607               99,593                72,826
   Maximum amount outstanding at any month-end                           170,414              134,313               107,845
   Amount maturing within 30 days                                        170,414              104,200               104,449
   Weighted average interest rate during the year                          5.42%                4.46%                 5.08%
   Weighted average interest rate on year-end balances                     5.87%                4.62%                 5.19%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the bank the identical securities at the maturities of the agreements.

At September 30, 2000, the bank had pledged mortgage-backed securities with a book value of $197.8 million to secure certain other short-term borrowings.

22. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 2000, advances from the Federal Home Loan Bank of Atlanta ("FHLB") totaled $1.9 billion. The advances bear interest at a weighted average interest rate of 5.77%, which is fixed for the term of the advances, and mature over varying periods between October 2000 and February 2014.

Under a Specific Collateral Agreement with the FHLB, advances are secured by the bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $3.1 billion and certain mortgage-backed securities with a book value of $123.1 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2000 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

23. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:

                                                       Issue                       September 30,                 Interest
                                                                           -------------------------------
(Dollars in thousands)                                  Date                   2000              1999              Rate
------------------------------------------     -----------------------     -------------     -------------     --------------
Subordinated debentures due 2005               November 23, 1993               $150,000          $150,000            9 1/4%
Subordinated debentures due 2008               December 3, 1996                 100,000           100,000            9 1/4%
                                                                           -------------     -------------
         Total                                                                 $250,000          $250,000
                                                                           =============     =============

The 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") are subject to redemption at any time on or after December 1, 1998, at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

                     If redeemed during the
                   12-month period beginning               Redemption
                           December 1,                        Price
                  -----------------------------            -----------
                  1999..........................            $ 103.700
                  2000..........................            $ 102.775
                  2001..........................            $ 101.850
                  2002..........................            $ 100.925
                  2003 and thereafter...........            $ 100.000

The 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures") are subject to redemption at any time on or after December 1, 2001, at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

                       If redeemed during the
                     12-month period beginning              Redemption
                             December 1,                      Price
                    -----------------------------           ----------
                    2001..........................          $ 104.625
                    2002..........................          $ 103.700
                    2003..........................          $ 102.775
                    2004..........................          $ 101.850
                    2005..........................          $ 100.925
                    2006 and thereafter...........          $ 100.000

The indenture pursuant to which the 1993 Debentures were sold (the "Indenture") provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the bank's consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 24.

The bank received OTS approval to include the principal amount of the 1996 Debentures and the 1993 Debentures in the bank's supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $6.9 and $7.9 million at September 30, 2000 and 1999, and are included in other assets in the Consolidated Balance Sheets.

24. REAL ESTATE INVESTMENT TRUST SUBSIDIARY - THE BANK

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

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

                     If redeemed during the
                   12-month period beginning                Redemption
                          January 15,                          Price
                  -----------------------------             ----------
                  2007..........................            $  52.594
                  2008..........................            $  52.075
                  2009..........................            $  51.556
                  2010..........................            $  51.038
                  2011..........................            $  50.519
                  2012 and thereafter...........            $  50.000

The bank received OTS approval to include the proceeds from the sale of the REIT Preferred Stock in the core capital of the bank for regulatory capital purposes in an amount up to 25% of the bank's core capital. The net cash proceeds from the sale of the REIT Preferred Stock are reflected as minority interest in the Consolidated Balance Sheets. Dividends on the REIT Preferred Stock are presented as a reduction of net income in the Consolidated Statements of Operations.

25. PREFERRED STOCK - THE BANK

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

The Preferred Stock is redeemable by the bank at its option at any time on and after May 1, 2003, in whole or in part, at the following per share redemption prices in cash, plus, in each case, an amount in cash equal to accrued and unpaid dividends for the then-current dividend period:

                      If redeemed during the
                    12-month period beginning                Redemption
                              May 1,                           Price
                   -----------------------------             ---------
                   2003..........................            $  27.250
                   2004..........................            $  27.025
                   2005..........................            $  26.800
                   2006..........................            $  26.575
                   2007..........................            $  26.350
                   2008..........................            $  26.125
                   2009..........................            $  25.900
                   2010..........................            $  25.675
                   2011..........................            $  25.450
                   2012..........................            $  25.225
                   2013 and thereafter...........            $  25.000

26. RETIREMENT PLAN - THE BANK

The bank participates in a defined contribution profit sharing retirement plan (the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation. Corporate contributions, at the discretionary amount of three times the employee contribution, were $8.0, $7.2 and $7.3 million for the years ended September 30, 2000, 1999 and 1998. There are no past service costs associated with the Plan and the bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the bank's common stock.

27. REGULATORY MATTERS - THE BANK

The bank's regulatory capital requirements at September 30, 2000 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action" regulations, the bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, to meet the ratios established for "adequately capitalized" institutions. At September 30, 2000, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the bank's understanding of the applicable regulations and related interpretations.

                                                                          SEPTEMBER 30, 2000
                                          ------------------------------------------------------------------------------------
                                                                                 MINIMUM                      EXCESS
(Dollars in thousands)                              ACTUAL                 CAPITAL REQUIREMENT                CAPITAL
----------------------------------------- --------------------------    --------------------------    ------------------------
                                                          As a %                       As a % of                    As a %
                                            Amount        of Assets      Amount         Assets         Amount       of Assets
                                          ------------    ----------    ----------    ------------    ----------    ----------
Capital per financial statements            $ 492,406
Minority interest in REIT
  Subsidiary(1)                               144,000
                                          ------------
Adjusted capital                              636,406


Adjustments for tangible and core capital:
Intangible assets
                                              (50,797)
Non-includable subsidiaries(2)                 (1,424)
Non-qualifying
     purchased/originated loan servicing         (188)
                                          ------------
Total tangible capital                        583,997         5.48%     $ 159,840           1.50%      $ 424,157        3.98%
                                          ------------    ==========    ==========    ============    ==========    ==========
Total core capital(3)                         583,997         5.48%     $ 426,239           4.00%      $ 157,758        1.48%
                                          ------------    ==========    ==========    ============    ==========    ==========

Tier 1 risk-based capital(3)                  583,997         7.21%     $ 324,089           4.00%      $ 259,908        3.21%
                                          ------------    ==========    ==========    ============    ==========    ==========
Adjustments for total risk-based capital:
Subordinated capital debentures               250,000
Allowance for general loan and
     lease losses                              54,018
                                          ------------
    Total supplementary capital               304,018
                                          ------------
    Total available capital                   888,015
Equity investments(2)                          (6,463)
                                          ------------
Total risk-based capital(3)                 $ 881,552         11.01%    $ 648,178           8.00%      $ 233,374        3.01%
                                          ============    ==========    ==========    ============    ==========    ==========



(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Reflects an aggregate offset of $2.0 million representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a credit against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least
       6.0% and a total risk- based capital ratio of at least 10.0%.

At September 30, 1999, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the bank's understanding of the applicable regulations and related interpretations.

                                                                      SEPTEMBER 30, 1999
                                      ------------------------------------------------------------------------------------
                                                                            MINIMUM                       EXCESS
(Dollars in thousands)                          ACTUAL                CAPITAL REQUIREMENT                CAPITAL
------------------------------------- -------------------------     -------------------------    -------------------------
                                                     As a %                        As a %                        As a %
                                        Amount       of Assets        Amount       of Assets       Amount        of Assets
                                      -----------    ----------     -----------    ----------    -----------     ---------
Capital per financial statements        $466,679
Minority interest in REIT
  Subsidiary(1)                          144,000
Net unrealized holding gains(2)              (10)
                                      -----------
Adjusted capital                         610,669


Adjustments for tangible and core capital:
Intangible assets                        (56,887)
Non-allowable minority interest in
     REIT Subsidiary(1)                   (8,725)
Non-includable subsidiaries(3)            (3,957)
                                      -----------
Total tangible capital                   541,100         5.94%       $ 136,686         1.50%      $ 404,414         4.44%
                                      -----------    ==========     ===========    ==========    ===========     =========
Total core capital(4)                    541,100         5.94%       $ 364,497         4.00%      $ 176,603         1.94%
                                      -----------    ==========     ===========    ==========    ===========     =========

Tier 1 risk-based capital(4)             541,100         8.33%       $ 260,261         4.00%      $ 280,839         4.33%
                                      -----------    ==========     ===========    ==========    ===========     =========
Adjustments for total risk-based capital:
Subordinated capital debentures          250,000
Allowance for general loan and
      lease losses                        51,392
                                      -----------
    Total supplementary capital          301,392
                                      -----------
    Total available capital              842,492
Equity investments(3)                     (6,542)
                                      -----------
Total risk-based capital(4)            $ 835,950        13.04%        $520,522         8.00%       $315,428         5.04%
                                      ===========    ==========     ===========    ==========    ===========     =========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, net unrealized holding gains (losses) are excluded from regulatory capital.
(3) Reflects an aggregate offset of $633,000 representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least
       6.0% and a total risk-based capital ratio of at least 10.0%.

At September 30, 2000 and 1999, the bank had $1.6 and $4.2 million, in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 2000 and 1999, the bank also had an equity investment with a balance, after subsequent valuation allowances, of $8.3 and $7.0 million, which was fully deducted from total risk-based capital.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In August 2000, the bank received from the OTS an extension of the holding periods for certain of its REO properties through August 4, 2001. The following table sets forth the bank's REO at September 30, 2000, after valuation allowances of $80.8 million, by the fiscal year in which the property was acquired through foreclosure.

                Fiscal Year                 (In thousands)
         --------------------------    -------------------------
                  1990                            $ 14,696(1)(2)
                  1991                              23,538(2)
                  1992                                --
                  1993                                --
                  1994                                --
                  1995                               5,041(2)
                  1996                                --
                  1997                                --
                  1998                                --
                  1999                                --
                  2000                               5,186
                                       -------------------------
                  Total REO                       $ 48,461
                                       =========================



(1) Includes REO with an aggregate net book value of $6.5 million, which the bank treats as an equity investment for= regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $36.8 million, for which the bank received an extension of the holding periods through August 4, 2001.

28. TRANSACTIONS WITH RELATED PARTIES - THE BANK

LOANS RECEIVABLE

From time to time, in the normal course of business, the bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2000 is as follows:

                                                       (In thousands)
                                                   ---------------------
             Balance, September 30, 1999                      $   4,443
               Additions                                          1,359
               Reductions                                          (842)
                                                     -------------------
             Balance, September 30, 2000                      $   4,960
                                                     ===================
SERVICES

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the bank. These services include property management, insurance brokerage and leasing. Fees for these services were $850,000, $35,000 and $24,000 for the years ended September 30, 2000, 1999 and
1998.

The law firm in which one director of the bank is a senior counsel received $2.1, $4.7 and $4.6 million for legal services rendered to the bank during the years ended September 30, 2000, 1999 and 1998.

For the years ended September 30, 2000, 1999 and 1998, one of the directors of the bank was paid $100,000, $50,000 and $75,000, for consulting services rendered to the bank. Another director of the bank was paid total fees of $100,000 for each of the years ended September 30, 2000, 1999 and 1998, for consulting services. A third director of the bank was paid $50,000, $100,000 and $50,000 for consulting services rendered to the bank for the years ended September 30, 2000, 1999 and 1998.

TAX SHARING AGREEMENT

The bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The bank paid $6.6, $6.6 and $5.6 million to the Trust during fiscal 2000, 1999 and 1998, under the Tax Sharing Agreement. OTS approval of the tax sharing payments during fiscal 1999 and 1998 was conditioned on a pledge by the Trust of certain assets to secure certain of its obligations under the Tax Sharing Agreement. At September 30, 2000 and 1999, the estimated tax sharing payment payable to the Trust by the bank was $3.5 and $3.6 million.

OTHER

The bank sold an office building located in McLean, Virginia to its parent company, the B.F. Saul Real Estate Investment Trust, during December 1999. This transaction was accounted for as a transfer from the banking segment to the real estate segment. See Note 1.

The bank paid $5.2, $5.0 and $5.0 million for office space leased from or managed by companies affiliated with the bank or its directors during the years ended September 30, 2000, 1999 and 1998.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation ("Lake") and Van Ness Square Corporation, affiliates of the bank, from time to time maintain interest-bearing deposit accounts with the bank. Those accounts totaled $16.8 and $31.0 million at September 30, 2000 and 1999. The bank paid interest on the accounts amounting to $736,000, $716,000 and $870,000 during fiscal years ended 2000, 1999 and 1998.

29. FINANCIAL INSTRUMENTS - THE BANK

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

COMMITMENTS TO EXTEND CREDIT

The bank had approximately $1.4 billion of commitments to extend credit at September 30, 2000. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the bank's normal underwriting and credit evaluation policies and procedures.

STANDBY LETTERS OF CREDIT

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At September 30, 2000, the bank had written standby letters of credit in the amount of $50.3 million, which were issued to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $33.4 million will expire in fiscal 2001 and the remainder will expire over time through fiscal 2004. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. Mortgage-backed securities with a book value of $4.8 million were pledged as collateral for certain of these letters of credit at September 30, 2000.

RECOURSE ARRANGEMENTS

The bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $42.1 and $18.9 million, at September 30, 2000, and $67.0 and $12.3 million, at September 30, 1999, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $3.4 and $7.0 million at September 30, 2000 and 1999, which were classified as trading securities in the Consolidated Balance Sheets.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 2000, recourse to the bank under these arrangements was $10.8 million, consisting of restricted cash accounts amounting to $8.3 million and overcollateralization of receivables of $2.5 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. The recourse to the bank under this arrangement was $3,366,000 and $752,000 at September 30, 2000 and 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

Interest-rate cap agreements may be used to limit the bank's exposure to rising short-term interest rates related to the retained portion of certain of its asset-backed securitizations. At September 30, 2000, the bank was not a party to any interest-rate cap agreements.

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

At September 30, 2000, the bank had mortgage-backed security forward sale commitments of $144.5 million and mortgage-backed security forward purchase commitments of $42.0 million related to its hedging activities. In addition, the bank had whole loan forward sale commitments of $27.4 million at September 30, 2000. Forward commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward commitment matures.

Effective October 1, 2000 the bank adopted SFAS 133 and SFAS 138, which establish accounting and reporting standards for derivative instruments and hedging activities. See "Summary Of Significant Accounting Policies - The bank."

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

30. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the bank's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Because the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the bank's financial instruments at September 30, 2000 and 1999 are as follows:

                                                                                September 30,
                                                  --------------------------------------------------------------------------
                                                                 2000                                   1999
                                                  ------------------------------------   -----------------------------------
                                                      Carrying              Fair         Carrying Amount          Fair
(In thousands)                                         Amount              Value                                 Value
------------------------------------------------- -----------------    ---------------   -----------------   ---------------
Financial assets:
   Cash, due from banks,
      interest-bearing deposits, federal
      funds sold and securities purchased
      under agreements to resell                      $ 428,233             $ 428,233         $ 590,146        $ 590,146
   Loans held for sale                                  126,108               126,577           116,797             116,825
   Loans held for securitization and sale                70,000                70,000              -                 -
   Trading securities                                     3,380                 3,380             6,955               6,955
   Investment securities                                 45,648                45,559            44,400              44,434
   Mortgage-backed securities                         1,046,809             1,025,540         1,311,370           1,285,442
   Loans and leases receivable, net                   8,105,031             7,993,260         6,312,073           6,243,689
   Other financial assets                               327,211               327,211           325,207             326,257

Financial liabilities:
   Deposit accounts with
      no stated maturities                            3,898,621             3,898,621         3,728,535           3,728,535
   Deposit accounts with
      stated maturities                               3,139,168             3,165,895         2,034,951           2,081,821
   Securities sold under repurchase agreements
      and other short-term borrowings,
      notes payable and Federal Home
      Loan bank advances                              2,487,320             2,515,858         2,374,332           2,406,806
   Capital notes-subordinated                           243,102(1)            235,750          242,123(1)           250,000
   Other financial liabilities                          292,495               292,495           131,939             131,939

---------------------------------------------------------------------------------------------------------------------------


(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2000 and 1999:

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

31. LITIGATION - THE BANK

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

32. SUBSEQUENT EVENT - THE BANK

Effective November 9, 2000, Consumer Finance Corporation ("CFC"), a wholly owned subsidiary of the bank engaged in indirect subprime automobile lending ceased to originate new loans. "Subprime" refers to a category of loans made to applicants who have experienced certain adverse credit events, but who meet other credit worthiness tests. CFC continues to own its existing portfolio of loans and, as such, will continue its servicing and collection efforts.

33. COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result from the resolution of these matters.

34. MINORITY INTEREST - THE TRUST

At September 30, 2000 and 1999, minority interest held by affiliates of $79.0 and $73.2 million represent the 20% minority interest in the bank's common shares.

Minority interest -- other consists of the following:

                                                      September 30,
                                          --------------------------------------
(In thousands)                                 2000                   1999
----------------------------------------  ----------------       ---------------
Preferred Stock of Chevy Chase's
  REIT subsidiary (See Note 24)           $       144,000        $      144,000
Chevy Chase's Preferred Stock
  (See Note 25)                                    74,307                74,307
                                          ----------------       ---------------
Total minority interest -- other          $       218,307        $      218,307
                                          ================       ===============

The proceeds paid by the Real Estate Trust to Chevy Chase for Tysons Park Place exceeded Chevy Chase's carrying value. The $2.7 million minority interest in capital contribution shown on the Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit) for fiscal 2000 represents the 20% minority interest in the excess of proceeds over the carrying value, net of related income taxes. See Note 1.

35. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2000, 1999 and 1998, consist of the following:

                                                                                          Year Ended September 30,
                                                                    ---------------------------------------------------------------
(In thousands)                                                             2000                  1999                  1998
------------------------------------------------------------------- -------------------   -------------------   -------------------
Current provision (benefit):
  Federal                                                                    $ (43,603)            $ (50,552)             $ 94,828
  State                                                                         (1,071)                  619                 2,948
                                                                    -------------------   -------------------   -------------------
                                                                               (44,674)              (49,933)               97,776
                                                                    -------------------   -------------------   -------------------

Deferred provision (benefit):
  Federal                                                                       65,044                73,415               (35,291)
  State                                                                          2,847                 5,820               (19,616)
                                                                    -------------------   -------------------   -------------------
                                                                                67,891                79,235               (54,907)
                                                                    -------------------   -------------------   -------------------
Subtotal                                                                        23,217                29,302                42,869

Tax effect of other items:
  Tax effect of extraordinary item                                                 (89)                   --                (5,169)
  Tax effect of net unrealized holding gains (losses) reported in
    stockholders' equity                                                           (12)                  (26)                  361
                                                                    -------------------   -------------------   -------------------

Total                                                                         $ 23,116              $ 29,276              $ 38,061
                                                                    ===================   ===================   ===================

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                                       Year Ended September 30,
                                                                    ---------------------------------------------------------------
(In thousands)                                                             2000                  1999                  1998
------------------------------------------------------------------- -------------------   -------------------   -------------------
Computed tax at statutory Federal income tax rate                             $ 27,073              $ 29,990              $ 58,077
Increase (reduction) in taxes resulting from:
 Minority interest                                                              (5,447)               (5,447)               (5,447)
 Goodwill and other purchase accounting adjustments                                124                   189                   389
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                                    (1,979)                  366                (7,074)
 State income taxes                                                              2,635                 3,952                (4,397)
 Other                                                                             811                   252                 1,321
                                                                    -------------------   -------------------   -------------------
                                                                              $ 23,217              $ 29,302              $ 42,869
                                                                    ===================   ===================   ===================

The components of the net deferred tax asset (liability) were as follows:

                                                                                                       September 30,
                                                                                          -----------------------------------------
(In thousands)                                                                                   2000                  1999
---------------------------------------------------------------------------------------   -------------------   -------------------
Deferred tax assets:
  Intangible assets and goodwill, net                                                                $ 6,669               $ 6,236
  Deferred compensation                                                                                4,441                 5,678
  Unrealized losses on servicing assets                                                                2,076                 4,483
  Asset securitizations, net                                                                                                 1,965
  State net operating loss carry forwards                                                             42,524                41,562
  Partnership investments                                                                              1,338                   345
  Forgiveness of debt                                                                                  2,583                 3,037
  Unrealized losses on property, net                                                                   9,155                 8,691
  Depreciation                                                                                            --                 2,868
  Other                                                                                               11,399                 9,054
                                                                                          -------------------   -------------------
  Gross deferred tax assets                                                                           80,185                83,919
                                                                                          -------------------   -------------------

Deferred tax liabilities:
  Net unrealized holding losses                                                                      (40,454)              (30,930)
  Mortgage servicing rights                                                                           (6,004)               (2,897)
  Asset securitizations, net                                                                            (860)                   --
  Saul Holdings                                                                                       (4,606)               (4,509)
  Lease financing                                                                                    (40,456)               (6,645)
  Depreciation                                                                                       (17,657)               (2,303)
  FHLB stock dividends                                                                                (1,957)               (1,883)
  Deferred Expenses                                                                                   (4,395)                   --
  Other                                                                                               (3,889)               (4,674)
                                                                                          -------------------   -------------------
  Gross deferred tax liabilities                                                                    (120,278)              (53,841)
                                                                                          -------------------   -------------------
Valuation allowance                                                                                  (15,709)              (17,989)
                                                                                          -------------------   -------------------
Net deferred tax asset (liability)                                                                 $ (55,802)             $ 12,089
                                                                                          ===================   ===================

A valuation allowance has been established to reduce the net deferred tax asset for net operating loss carryforwards related to state taxes. The state net operating loss carryforwards generated in prior years related primarily to costs associated with the support of the bank's retail activities, most significantly the credit card operations. These costs are being reduced with the sale of the credit card operations and the continued reorganization of the bank's cost structure. As a result, the bank is expected to generate future taxable income at the state level sufficient to utilize the net operating loss carryforwards prior to their expiration which begins in 2010. However, management established a valuation allowance to reduce the deferred tax asset associated with these state net operating loss carryforwards to an amount whose realization is considered more likely than not.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the bank paid $6.6, $6.6 and $5.6 million, to the Trust during fiscal 2000, 1999 and 1998.

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

As of September 30, 2000, there was no alternative minimum tax carryforward.

36.  SHAREHOLDERS' EQUITY - THE TRUST

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

The Trust paid preferred dividends of $12.5, $6.5 and $7.6 million in fiscal 2000, 1999 and 1998. At September 30, 2000, 1999, and 1998, the amount of dividends in arrears on the preferred shares was $25.9 million ($50.16 per share), $33.0 million ($63.88 per share) and $34.0 million ($65.98 per share).

37. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                              Year Ended September 30, 2000
                                         --------------------------------------
(In thousands, except per share amounts) December   March     June    September
---------------------------------------- --------- -------- --------- ---------
Real Estate Trust:
 Total income                            $ 28,434  $ 32,247 $ 37,020  $ 35,157
 Operating income (loss)                   (4,060)   (1,886)   2,221      (196)
The Bank:
 Interest income                          168,751   178,288  192,926   196,694
 Interest expense                          87,374    92,166  104,242   110,618
 Provision for loan losses                (10,988)  (12,774) (10,760)  (15,408)
 Other income                              32,170    30,540   43,468    48,081
 Operating income                          16,758    13,352   25,901    25,261
Total Company:
Operating income                           12,698    11,466   28,122    25,065
Income before minority interest             9,081     8,364   19,587    17,102
Net income                                  1,679     1,368   10,898     8,412
Net income per common share                  0.07      0.00     1.98      1.46

-------------------------------------------------------------------------------

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

38. INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the bank, please refer to the "Banking" sections of the accompanying financial statements.


                                                                                          Year Ended September 30
                                                                            -----------------------------------------------------
(In thousands)                                                                   2000              1999               1998
-------------------------------------------------------------------------   ----------------  ----------------   ----------------
INCOME
Hotels                                                                             $ 95,381          $ 78,914           $ 71,424
Office and industrial properties                                                     34,341            24,289             22,883
Other                                                                                 3,136             2,822              4,285
                                                                            ----------------  ----------------   ----------------
                                                                                  $ 132,858         $ 106,025           $ 98,592
                                                                            ================  ================   ================


OPERATING PROFIT (LOSS)
Hotels                                                                             $ 27,013          $ 21,167           $ 19,175
Office and industrial properties                                                     19,380            11,465             10,865
Other                                                                                 9,487             7,255              4,546
                                                                            ----------------  ----------------   ----------------
                                                                                     55,880            39,887             34,586
Gain (loss) on sales of property                                                        994                --               (331)
Interest and debt expense                                                           (45,974)          (39,585)           (42,817)
Advisory fee, management and leasing fees - related parties                         (11,013)           (9,431)            (8,742)
General and administrative                                                           (3,808)           (1,162)            (1,153)
                                                                            ----------------  ----------------   ----------------
Operating loss                                                                     $ (3,921)        $ (10,291)         $ (18,457)
                                                                            ================  ================   ================


IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                                                            $ 151,615         $ 146,585          $ 119,258
Office and industrial properties                                                    105,493            73,613             75,332
Other                                                                               173,756           144,873            128,842
                                                                            ----------------  ----------------   ----------------
                                                                                  $ 430,864         $ 365,071          $ 323,432
                                                                            ================  ================   ================


DEPRECIATION
Hotels                                                                              $ 8,932           $ 7,708            $ 6,733
Office and industrial properties                                                      5,326             4,753              4,387
Other                                                                                    51                47                 50
                                                                            ----------------  ----------------   ----------------
                                                                                   $ 14,309          $ 12,508           $ 11,170
                                                                            ================  ================   ================

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels                                                                             $ 37,681          $ 40,803           $ 39,539
Office and industrial properties                                                     32,947             5,249              6,389
Other                                                                                 3,805               935                537
                                                                            ----------------  ----------------   ----------------
                                                                                   $ 74,433          $ 46,987           $ 46,465
                                                                            ================  ================   ================

39. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                                      September 30
                                                                                       --------------------------------------------
(In thousands)                                                                                 2000                  1999
---------------------------------------------------------------                        --------------------------------------------
ASSETS
Income-producing properties                                                                        $ 362,433             $ 312,181
Accumulated depreciation                                                                            (124,184)             (104,774)
                                                                                       --------------------------------------------
                                                                                                     238,249               207,407
Land parcels                                                                                          39,716                39,448
Construction in progress                                                                              49,096                20,498
Equity investment in bank                                                                            316,114               292,942
Cash and cash equivalents                                                                             18,129                17,857
Other assets                                                                                          85,674                79,861
                                                                                       --------------------------------------------
    TOTAL ASSETS                                                                                   $ 746,978             $ 658,013
                                                                                       ============================================

LIABILITIES
Mortgage notes payable                                                                             $ 307,214             $ 213,447
Notes payable - secured                                                                              200,000               216,000
Notes payable - unsecured                                                                             47,463                46,122
Deferred gains - real estate                                                                         112,834               112,834
Accrued dividends payable - preferred shares
 of beneficial interest                                                                               25,885                32,967
Other liabilities and accrued expenses                                                                44,971                42,268
                                                                                       --------------------------------------------
    Total liabilities                                                                                738,367               663,638
                                                                                       --------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT*                                                                           8,611                (5,625)
                                                                                       --------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        $ 746,978             $ 658,013
                                                                                       ============================================

* See Consolidated Statements of Shareholders' Deficit

CONDENSED STATEMENTS OF OPERATIONS

                                                                                 For the Year Ended September 30
                                                                -------------------------------------------------------------------
(In thousands)                                                          2000                   1999                  1998
--------------------------------------------------------------- -------------------------------------------------------------------
Total income                                                                $ 132,858              $ 106,025              $ 98,592
Total expenses                                                               (145,484)              (121,676)             (118,636)
Equity in earnings of unconsolidated entities                                   7,711                  5,360                 1,918
Gain (loss) on sales of property                                                  994                     --                  (331)
                                                                -------------------------------------------------------------------
Real estate operating loss                                                     (3,921)               (10,291)              (18,457)
Equity in earnings of bank                                                     25,193                 30,416                88,172
                                                                -------------------------------------------------------------------
Total company operating income                                                 21,272                 20,125                69,715
Income tax benefit                                                             (1,251)                (3,345)               (6,010)
                                                                -------------------------------------------------------------------
Income before extraordinary item                                               22,523                 23,470                75,725
Extraordinary item: loss on early extinguishment of debt                         (166)                    --                (9,601)
                                                                -------------------------------------------------------------------

TOTAL COMPANY NET INCOME                                                     $ 22,357               $ 23,470              $ 66,124
                                                                ===================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended September 30
                                                                -------------------------------------------------------------------
(In thousands)                                                          2000                   1999                  1998
--------------------------------------------------------------- -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 22,357               $ 23,470              $ 66,124
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
      Depreciation                                                             14,308                 12,481                11,170
      (Gain) loss on sales of property                                           (994)                    --                   331
      Early extinguishment of debt, net of taxes                                  166                     --                 9,601
      Equity in earnings of bank                                              (25,193)               (30,416)              (88,172)
      (Increase) decrease in deferred tax asset                                 5,205                   (803)                  954
      (Increase) decrease in accounts receivable and
       accrued income                                                           3,059                 (1,546)               (1,229)
      Increase in accounts payable and accrued expenses                         1,892                  3,346                 2,708
      (Increase) decrease in tax sharing receivable                               (88)                 3,794                (6,545)
      Other                                                                     4,268                 20,062                19,796
                                                                -------------------------------------------------------------------
Net cash provided by operating activities                                      24,980                 30,388                14,738
                                                                -------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                             (54,915)               (46,987)              (19,815)
Property acquisitions                                                         (19,518)                    --               (26,650)
Property sales                                                                  1,897                     --                    --
Equity investment in bank                                                     (22,302)                    --                    --
Equity investment in unconsolidated entities                                    6,527                  2,748                 1,348
Other                                                                            (354)                     2                     2
                                                                -------------------------------------------------------------------
Net cash used in investing activities                                         (88,665)               (44,237)              (45,115)
                                                                -------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                  165,248                 53,498               296,316
Repayments of long-term debt                                                  (86,140)               (27,138)             (245,287)
Costs of obtaining financings                                                  (2,651)                (2,104)               (7,295)
Loan prepayment fees                                                               --                     --               (10,055)
Dividends paid - preferred shares of beneficial interest                      (12,500)                (6,500)               (7,600)
                                                                -------------------------------------------------------------------
Net cash provided by financing activities                                      63,957                 17,756                26,079
                                                                -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              272                  3,907                (4,298)
Cash and cash equivalents at beginning of year                                 17,857                 13,950                18,248
                                                                -------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $ 18,129               $ 17,857              $ 13,950
                                                                ===================================================================

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

Class Two Trustees -- Terms End at 2001 Annual Meeting

George M. Rogers, Jr., age 67, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman, Washington, DC, which serves as counsel to the Trust and Chevy Chase Bank, F.S.B. Mr. Rogers serves as a Director of the bank, B. F. Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 38, has served as Trustee and Vice President of the Trust since 1997. Mr. Saul also serves as a Director and/or Officer of Chevy Chase Bank, F.S.B., B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company, Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers, Inc. He is also a Director of Children's Hospital, the Boys and Girls Club of Greater Washington, and The Heights School. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees -- Terms End at 2002 Annual Meeting

Garland J. Bloom, Jr., age 69, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 67, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr. Whitmore is a director of Chevy Chase Bank, F.S.B., Chevy Chase Property Company, B. F. Saul Company and Saul Centers, Inc. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Class One Trustees -- Terms End at 2003 Annual Meeting

Gilbert M. Grosvenor, age 69, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of the bank, Saul Centers, Inc., Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 68, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as President and Chairman of the Board of Directors of B. F. Saul Company, B. F. Saul Advisory Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board and Chief Executive Officer of Chevy Chase Bank, F.S.B. and Saul Centers, Inc., and as a Trustee of the National Geographic Society, the Brookings Institute, The Johns Hopkins Medicine Board and Washington College. Mr. Saul is the father of B. Francis Saul III.

Executive Officers of the Trust Who Are Not Directors

Philip D. Caraci, age 62, serves as Senior Vice President and Secretary of the Trust, Executive Vice President of B.F. Saul Company, Senior Vice President of
B. F. Saul Advisory Company, Chairman of the Board of Franklin Property Company, and a Director and President of Saul Centers, Inc.

Stephen R. Halpin, Jr., age 45, serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of B.F. Saul Company. He also serves as Executive Vice President and Chief Financial Officer of the bank.

Patrick T. Connors, age 38, has served as Vice President of the Trust and Senior Vice President of B.F. Saul Company since January 2000. For the previous five years, he was an attorney with the law firm of Shaw Pittman, Washington, DC.

Ross E. Heasley, age 61, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company, Franklin Property Company and Saul Centers, Inc.

Henry Ravenel, Jr., age 66, serves as Vice President of the Trust, B. F. Saul Company, B. F. Saul Advisory Company and Saul Centers, Inc.

William K. Albright, age 69, serves as Vice President and Treasurer of the Trust, B. F. Saul Company, Franklin Property Company and B. F. Saul Advisory Company, and as Vice President of Saul Centers, Inc.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2000. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has three standing committees: the Audit Committee, the Executive Committee and the Nominating Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2000.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Franklin Property Company in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 2000.

The Nominating Committee is composed of Messrs. Rogers and Whitmore. Its function is to screen and make recommendations to the Board of Trustees regarding potential candidates for membership on the board and to perform such other duties as may be assigned to it from time to time. This committee did not meet during fiscal 2000.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2000, the Real Estate Trust paid total fees of $94,000 to the trustees, including $15,000 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the bank for his services as the bank's Chairman of the Board of Directors and Chief Executive Officer, and Mr. Halpin receives compensation from the bank for his services as Executive Vice President and Chief Financial Officer. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2000, 1999, or 1998.

The following table set forth the cash compensation paid by the bank to Mr. Saul and Mr. Halpin for or with respect to the fiscal years ended September 30, 2000, 1999 and 1998 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE
Annual Compensation
                                                                            Other                 All
Name and Principal                                                          Annual         Other Compensation
Position                        Year      Salary           Bonus         Compensation
------------------------------ ------ ---------------   --------------  ----------------  ---------------------
B. Francis Saul II,             2000      $1,553,504       $1,500,000              $   -          $  331,604(1)
Chairman and Chief              1999       1,430,448        1,500,000                  -             339,860(2)
  Executive Officer             1998       1,353,528          700,000                  -             725,873(3)

Stephen R. Halpin, Jr.,         2000       $ 458,666        $  67,500              $   -          $   62,341(1)
Executive Vice President        1999         419,240          160,000                  -              68,405(2)
  and Chief Financial Officer   1998         400,010           60,000                  -             159,073(3)
---------------------------
(1) The total amounts shown in the "All Other Compensation" column for fiscal
2000 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul in the amount of $213,258 and Mr. Halpin in the amount of $27,421;
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul in the amount of $19,197 and Mr. Halpin in the amount of $1,527;
o contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $10,200; and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul in the amount of $99,149 and Mr. Halpin in the amount of $23,193.

(2) The total amounts shown in the "All Other Compensation" column for fiscal
1999 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul in the amount of $193,839 and Mr. Halpin in the amount of $29,059;
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul in the amount of $23,940 and Mr. Halpin in the amount of $2,157;
o contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $9,600; and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul in the amount of $122,081 and Mr. Halpin in the amount of $27,589.

(3) The total amounts shown in the "All Other Compensation" column for fiscal
1998 consist of the following:

o contributions made by the bank to the bank's Supplemental Executive Retirement
  Plan on behalf of Mr. Saul in the amount of $136,018 and Mr. Halpin in the amount of $20,170;
o the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul in the amount of $14,724 and Mr. Halpin in the amount of $2,621;
o contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $9,600; and
o accrued earnings on awards previously made under the bank's Deferred
  Compensation Plan on behalf of Mr. Saul in the amount of $575,131 and Mr. Halpin in the amount of $126,682.

Long-Term Incentive Plan Awards. The following table sets forth certain information concerning the principal contributions (the "Principal Contributions") credited by the bank to the accounts (the "Accounts") of the executive officers of the bank named above for fiscal 2000 under the bank's Deferred Compensation Plan (the "Plan").

LONG-TERM INCENTIVE PROGRAM - AWARDS IN LAST FISCAL YEAR

                            Number
                              of                                                   Estimated Future Payouts (1)
                            Shares          Performance or Other                Under Non-Stock Price-Based Plans
                             Units                 Period           -----------------------------------------------------------
                            or Other          Until Maturation
Name                        Rights(1)             or Payout            Threshold            Target(2)              Maximum
------------------------    ---------       ----------------------  -----------------    -----------------     ----------------
B. Francis Saul II(3)(4)       N/A                  2002                   $ 650,000          $ 1,164,051          $ 4,024,629
Chairman of the Board and
   Chief Executive Officer

Stephen R. Halpin, Jr.(4)      N/A                  2010                   $ 140,000            $ 250,719            $ 866,843
Executive Vice President
and Chief Financial Officer


---------------------
(1) The estimated future payouts shown in the table are based on assumed performance rates for the bank during each year in the ten-year performance period. The actual payouts under the plan may vary substantially from the payouts shown in the table, depending upon the bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending
September 30, 2010.


(2) The plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the bank's rate of return on average assets during each of the years in the performance period are the same as the bank's rate of return during the fiscal year ended September
30, 2000.

(3) The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the bank for the entire ten-year performance period of the plan. Mr. Saul will attain the age of 70 in 2002 at which time he will become fully vested in the account maintained for his benefit under the plan. Under the plan, if Mr. Saul were to retire after that date, he could elect to have the bank pay out the net contribution as defined in his account prior to the year 2010. Certain of the awards; credited by the bank to the account maintained for the benefit of Mr.
Saul under the planvested at the time Mr. Saul attained age 60 in 1992. Certain other awards credited by the bank to the account maintained for the benefit of Mr. Saul will vest upon the earlier of (a) five years after the date of the award; (b) his attainment of age 70 in 2002; (c) his death; (d) his total or permanent disability; or (e) a change in control of the bank as defined in the plan. Accordingly, as of September 30, 2000, Mr. Saul was partially vested in the account maintained for his benefit under the Plan. As of that date, the vested account balance maintained for Mr. Saul's benefit under the plan was $1,321,488.

(4) As of September 30, 2000 the following individuals have vested accounts that are payable within 120 days after September 30, 2000: Mr. Saul in the amount of $440,496; and Mr. Halpin in the amount of $88,099.

The plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2010, or the executive officer's earlier termination of employment with the bank, the bank will add to or deduct from each executive officer's account a contribution or deduction, as the case may be, which represents, the hypothetical interest, which may be positive or negative, earned on the principal contribution, based on the bank's rate of return on average assets, as computed under the plan, for the fiscal year then ended. The principal contribution, plus or minus any interest credited or deducted, is referred to as the "net contribution."

Executive officers are entitled to receive the net contribution in their respective account only upon full or partial vesting. Plan participants become fully vested in their account under the plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of any of the following: (a) September 30, 2010; (b) attainment of age
62; (c) death; (d) total and permanent disability; or (e) a change in control of the bank as defined in the plan. Plan participants become partially vested to the extent of 50% of the net contribution in the account, upon the termination of their employment by the bank without cause, as defined in the plan after September 30, 2005.

Payouts are made under the plan within 120 days after September 30, 2010, or the earlier termination of the executive officer's employment with the bank, provided that vesting or partial vesting has occurred under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 1, 2000, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the "Preferred Shares," by
(a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" and (d) all trustees and executive officers of the Trust as a group.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Personnel.

All of the officers of the Trust and each of Messrs. Saul II, Saul III, Rogers and Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of the B.F. Saul Company and/or its subsidiaries. In addition, Messrs. Saul II, Saul III, Whitmore, Grosvenor, Caraci, Heasley, Ravenel and Albright are also officers and/or directors of Saul Centers and/or its subsidiaries.

Transactions with B. F. Saul Company and its Subsidiaries.

The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of Saul Company. The Advisor is paid a fixed monthly fee subject to annual review by the trustees. The monthly fee was $337,000 for the period October 1998 through September 1999 and $349,000 for the period October 1999 through September 2000. The advisory contract has been extended until September 30, 2001,will continue thereafter unless cancelled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Company and Franklin Property Company, a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $7.2 million in fiscal 2000.

The Real Estate Trust reimburses the Advisor and Franklin Property Company for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered Unsecured Notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $102,000 in such fees in fiscal 2000.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $200,000 in fiscal 2000.

At October 1, 1998, the Real Estate Trust had an unsecured note receivable from Saul Company with an outstanding balance of $15.3 million. During fiscal 1999 and 2000, curtails of $1.5 and $3.75 million were paid. Interest on the loans is computed by reference to floating rate index. At September 30, 2000, the total due the Real Estate Trust was $10.0 million in principal and $1.75 million in deferred interest. Interest accrued on these loans amounted to $1.1 million in fiscal 2000.

The Board of Trustees of the Trust, including the two independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and Saul Company and its related entities and affiliates and believe that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources.

Transactions with Saul Centers.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2000, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was $115.5 million. See Note 2 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to Saul Holdings Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries in connection with the formation of Saul Centers and Saul Holdings Partnership in 1993 exceeded the tax basis of such properties. In the event, Saul Centers or its wholly owned subsidiary, Saul QRS, Inc., acting as general partner, causes Saul Holdings Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust and its subsidiaries as a result of the property disposition. See Note 2 to the Consolidated Financial Statements in this report.

Property Dispositions. In October 1999, the bank sold a 6.58 acre land parcel to Saul Centers located in Ashburn, Virginia. The $1,438,000 purchase price was paid in cash. In October 2000, the Real Estate Trust sold a newly constructed 30,000 square foot office/flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland to Saul Centers. The $4.2 million purchase price was paid in cash. The prices for each of these properties were determined by independent third party appraisals. Management believes that the disposition of these properties was on terms no less favorable than those that could have been obtained in a comparable transaction with an unaffiliated third party.

Remuneration of Trustees and Officers. For fiscal 2000, the Trust paid the trustees $94,000 in fees for their services. See "Item 10. Trustees and Executive Officers of the Trust." No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank's Chairman and Chief Executive Officer and Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial Officer. See "Item 11. Executive Compensation." Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Trust receive compensation from B.F. Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents

The Real Estate Trust leases space to the bank and Franklin Property Company at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $2.7 million in fiscal 2000. The bank leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by the bank in fiscal year 2000 were $1.2 million. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:


      1.   Financial Statements

     The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

           (a) Report of Independent Public Accountants.

           (b) Consolidated Balance Sheets - As of September 30, 2000 and 1999.

           (c) Consolidated Statements of Operations - For the years ended
                      September 30, 2000, 1999 and 1998.

           (d) Consolidated Statements of Comprehensive Income and Changes in
                      Shareholders' Equity (Deficit) - For the years ended September 30, 2000, 1999 and 1998.

           (e) Consolidated Statements of Cash Flows - For the years ended
                      September 30, 2000, 1999 and 1998.

           (f) Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a) Selected Quarterly Financial Data for the Real Estate Trust
                      are incorporated by reference in Part II, Item 8.

           (b) Report of Independent Public Accountants on Financial Statement
                      Schedules.

           (c) Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 2000, 1999 and 1998.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 2000.

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

      (d) Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Savings Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement
              No. 33-34930 is hereby incorporated by reference.

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

      (l) Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., Franklin Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust.

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

 27.*         Financial Data Schedule.



---------------------
* Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Trustees and Shareholders of
  B.F. Saul Real Estate Investment Trust




We have audited the consolidated financial statements of B.F. Saul Real Estate Investment Trust (the "Trust") as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, in accordance with auditing standards generally accepted in the United States, and have issued our report thereon dated December 13, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects as to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Vienna, Virginia
December 13, 2000

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I


(a) Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b) Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:



                             Year Ended September 30
                    ----------------------------------------
                      2000            1999           1998

                    $12,800,000    $26,400,000    $5,200,000

Consolidated Schedule of Investment Properties - Real Estate Trust                                               Schedule III
September 30, 2000
(Dollars in Thousands)

                                                            Costs
                                                         Capitalized        Basis at Close of Period
                                                                      --------------------------------------
                                               Initial    Subsequent               Buildings
                                              Basis to        to                      and                      Accumulated
Hotels                                          Trust    Acquisition     Land     Improvements     Total       Depreciation
--------------------------------------------- ---------- ------------ ----------- -------------- ----------- -----------------
Crowne Plaza -- National Airport,
 Arlington VA                                   $ 26,979      $ 4,853    $ 4,229       $ 27,603    $ 31,832           $ 2,927
Hampton Inn -- Dulles Airport, Sterling VA            --        6,607        290          6,317       6,607             3,052
Holiday Inn, Cincinnati OH                         6,859        3,987        245         10,601      10,846             6,019
Holiday Inn -- Dulles Airport, Sterling VA         6,950       20,742        862         26,830      27,692            14,711
Holiday Inn, Gaithersburg MD                       3,849       15,741      1,781         17,809      19,590             8,457
Holiday Inn -- National Airport, Arlington VA     10,187        7,163      1,183         16,167      17,350             7,641
Holiday Inn, Pueblo CO                             3,458        2,553        564          5,447       6,011             2,847
Holiday Inn -- Rochester Airport,
 Rochester NY                                      3,340        9,771        605         12,506      13,111             6,636
Holiday Inn -- Tysons Corner, McLean VA            6,976       13,782      2,265         18,493      20,758             8,635
Holiday Inn Express, Herndon VA                    5,259          367      1,178          4,448       5,626               682
Holiday Inn Select, Auburn Hills MI               10,450        1,645      1,031         11,064      12,095             2,430
SpringHill Suites, Boca Raton FL                  10,942          358      1,220         10,080      11,300               423
TownePlace Suites, Boca Raton FL                   7,527           10        869          6,668       7,537               273
TownePlace Suites -- Dulles Airport,
 Sterling VA                                       5,849          212        219          5,842       6,061               434
TownePlace Suites -- Ft. Lauderdale FL             7,059           --        420          6,639       7,059               209
TownePlace Suites, Gaithersburg MD                 6,382            4        107          6,279       6,386               265
                                             ----------- ------------ ----------- -------------- ----------- -----------------
Subtotal - Hotels                              $ 122,066     $ 87,795   $ 17,068      $ 192,793   $ 209,861          $ 65,641
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Commercial
---------------------------------------------
900 Circle 75 Pkway, Atlanta GA                 $ 33,434      $ 2,295      $ 563       $ 35,166    $ 35,729          $ 15,802
1000 Circle 75 Pkway, Atlanta GA                   2,820        1,357        248          3,929       4,177             2,301
1100 Circle 75 Pkway, Atlanta GA                  22,746        3,988        419         26,315      26,734            13,663
8201 Greensboro, Tysons Corner VA                 28,890        3,702      1,633         30,959      32,592            13,226
Commerce Ctr-Ph II, Ft Lauderdale FL               4,266          838        782          4,322       5,104             1,935
Dulles North, Loudoun County VA                    5,882           66        507          5,441       5,948             1,686
Dulles North Two, Loudoun County VA                7,729           --        404          7,325       7,729               341
Dulles North Five, Loudoun County VA               5,078           --        470          4,608       5,078                64
Metairie Tower, Metairie LA                        2,729          949        403          3,275       3,678             1,918
Tysons Park Place                                 19,459        2,353      2,454         19,358      21,812             7,364
                                             ----------- ------------ ----------- -------------- ----------- -----------------
Subtotal - Commercial                          $ 133,033     $ 15,548    $ 7,883      $ 140,698   $ 148,581          $ 58,300
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                         Schedule III - Continued
September 30, 2000
(Dollars in Thousands)




                                                                                    Date       Improvements
                                                      Related        Date of      Acquired/    Depreciable
Hotels                                                 Debt       Construction   Transferred  Lives (Years)
------------------------------------------------- --------------- -------------- ----------- ----------------
Crowne Plaza -- National Airport, Arlington VA           $ 17,290     1959          12/97           39
Hampton Inn -- Dulles Airport, Sterling VA                  6,586     1987          4/87           31.5
Holiday Inn, Cincinnati OH                                  6,076     1975          2/76            40
Holiday Inn -- Dulles Airport, Sterling VA                 13,775     1971          11/84           28
Holiday Inn, Gaithersburg MD                                7,637     1972          6/75            45
Holiday Inn -- National Airport, Arlington VA               7,358     1973          11/83           30
Holiday Inn, Pueblo CO                                      4,624     1973          3/76            40
Holiday Inn -- Rochester Airport, Rochester NY             14,878     1975          3/76            40
Holiday Inn -- Tysons Corner, McLean VA                    17,585     1971          6/75            47
Holiday Inn Express, Herndon VA                             4,902     1987          10/96           40
Holiday Inn Select, Auburn Hills MI                        12,141     1989          11/94          31.5
SpringHill Suites, Boca Raton FL                            8,890     1999          9/99            40
TownePlace Suites, Boca Raton FL                            5,950     1999          6/99            40
TownePlace Suites -- Dulles Airport, Sterling VA            6,472     1998          8/98            40
TownePlace Suites -- Ft. Lauderdale FL                      5,390     1999          10/99           40
TownePlace Suites, Gaithersburg MD                          3,996     1999          6/99            40
                                                  ----------------
Subtotal - Hotels                                       $ 143,550
                                                  ----------------

Commercial
---------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 23,953     1985          12/85           35
1000 Circle 75 Pkway, Atlanta GA                            4,859     1974          4/76            40
1100 Circle 75 Pkway, Atlanta GA                           13,482     1982          9/82            40
8201 Greensboro, Tysons Corner VA                          39,706     1985          4/86            35
Commerce Ctr-Ph II, Ft Lauderdale FL                        3,692     1986          1/87            35
Dulles North, Loudoun County VA                             4,889     1990          10/90          31.5
Dulles North Two, Loudoun County VA                         8,431     1999          10/99           40
Dulles North Five, Loudoun County VA                        6,631     2000          3/00            40
Metairie Tower, Metairie LA                                    --     1974          11/76           40
Tysons Park Place                                          31,510     1976          12/99           30
                                                  ----------------
Subtotal - Commercial                                   $ 137,153
                                                  ----------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                          Schedule III-Continued
September 30, 2000
(Dollars in Thousands)
                                                            Costs
                                                         Capitalized        Basis at Close of Period
                                                                      --------------------------------------
                                               Initial    Subsequent               Buildings
                                              Basis to        to                      and                      Accumulated
Purchase-Leasebacks                             Trust    Acquisition     Land     Improvements     Total       Depreciation
--------------------------------------------- ---------- ------------ ----------- -------------- ----------- -----------------
Chateau di Jon, Metairie, LA                     $ 1,125         $ --    $ 1,125           $ --     $ 1,125              $ --
Country Club, Knoxville, TN                          500           --        500             --         500                --
Houston Mall, Warner Robbins, GA                     650           --        650             --         650                --
Old National, Atlanta, GA                            550           --        550             --         550                --
                                             ----------- ------------ ----------- -------------- ----------- -----------------
Subtotal - Purchase-Leasebacks                   $ 2,825         $ --    $ 2,825           $ --     $ 2,825              $ --
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Miscellaneous investments                          $ 250        $ 916      $ 250          $ 916     $ 1,166             $ 243
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Total Income-Producing Properties              $ 258,174    $ 104,259   $ 28,026      $ 334,407   $ 362,433         $ 124,184
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Land Parcels
---------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                               $ 7,378       (1,748)   $ 5,630           $ --     $ 5,630              $ --
Church Road, Loudoun Co., VA                       2,586        2,483      5,069             --       5,069                --
Circle 75, Atlanta, GA                            12,927        3,694     16,621             --      16,621                --
Flagship Centre, Rockville, MD                     1,729           39      1,768             --       1,768                --
Holiday Inn - Auburn Hills, Auburn Hills MI          656          423      1,079             --       1,079                --
Holiday Inn - Rochester, Roch., NY                    68           --         68             --          68                --
Overland Park, Overland Park, KA                   3,771          726      4,497             --       4,497                --
Prospect Indust. Pk, Ft. Laud., FL                 2,203         (396)     1,807             --       1,807                --
Sterling Blvd., Loudoun Co., VA                      505        2,672      3,177             --       3,177                --
                                             ----------- ------------ ----------- -------------- ----------- -----------------
Subtotal                                        $ 31,823      $ 7,893   $ 39,716           $ --    $ 39,716              $ --
                                             ----------- ------------ ----------- -------------- ----------- -----------------

Total Investment Properties                    $ 289,997    $ 112,152   $ 67,742      $ 334,407   $ 402,149         $ 124,184
                                             =========== ============ =========== ============== =========== =================

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                           Schedule III-Continued
September 30, 2000
(Dollars in Thousands)
                                                                                            Buildings
                                                                                               and

                                                                                Date       Improvements
                                                  Related        Date of      Acquired/    Depreciable
Purchase-Leasebacks                                Debt       Construction   Transferred  Lives (Years)
------------------------------------------------- --------------- -------------- ----------- ----------------
Chateau di Jon, Metairie, LA                          $ 1,790                   11/73
Country Club, Knoxville, TN                                --                   5/76
Houston Mall, Warner Robbins, GA                           --                   2/72
Old National, Atlanta, GA                                  --                   8/71
                                              ----------------
Subtotal - Purchase-Leasebacks                        $ 1,790
                                              ----------------

Miscellaneous investments                                $ --
                                              ----------------

Total Income-Producing Properties                   $ 282,493
                                              ----------------

Land Parcels
---------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                       $ --               12/84 & 5/85
Church Road, Loudoun Co., VA                               --                9/84 & 4/85
Circle 75, Atlanta, GA                                     --                2/77 & 1/84
Flagship Centre, Rockville, MD                             --                   8/85
Holiday Inn - Auburn Hills, Auburn Hills MI               206                   7/97
Holiday Inn - Rochester, Roch., NY                         --                   9/86
Overland Park, Overland Park, KA                           --                1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL                         --               10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                            --                   4/84
                                              ----------------
Subtotal                                                $ 206
                                              ----------------

Total Investment Properties                         $ 282,699
                                              ================

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


BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)

                                                                              For The Year Ended September 30
                                                                ------------------------------------------------------------
                                                                       2000                1999                 1998
                                                                ------------------- -------------------- -------------------
Basis of investment properties
---------------------------------------------------------------

Balance at beginning of period                                           $ 351,629            $ 320,061           $ 284,610
Additions (reductions) during the period:
    Capital expenditures and property acquisitions from
      nonaffiliates                                                         17,404               15,476              34,079
    Transfer from banking segment                                           21,787                   --                  --
    Sales to nonaffiliates                                                    (904)                  --                (415)
    Transferred from construction in progress, net                          13,909               19,872               2,681
    Other                                                                   (1,676)              (3,780)               (894)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 402,149            $ 351,629           $ 320,061
                                                                =================== ==================== ===================



Accumulated depreciation
---------------------------------------------------------------

Balance at beginning of period                                           $ 104,774             $ 96,072            $ 85,915
Additions (reductions) during the period:
    Depreciation expense                                                    14,309               12,508              11,170
    Transfer from banking segment                                            6,833                   --                  --
    Sales to nonaffiliates                                                      --                   --                (216)
    Other                                                                   (1,732)              (3,806)               (797)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 124,184            $ 104,774            $ 96,072
                                                                =================== ==================== ===================


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 B.F. Saul Real Estate Investment Trust

December 28, 2000                B. Francis Saul II
                                 ---------------------------------------------
                                 B. Francis Saul II
                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchanges Act of 1934. this report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

         Signature                      Title                        Date
         ---------                      -----                        ----


   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 28, 2000


   Stephen R. Halpin, Jr.                                     December 28, 2000
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)


   Ross E. Heasley                                            December 28, 2000
--------------------------   Vice President (Principal
   Ross E. Heasley           Accounting Officer)


   Garland J. Bloom, Jr.                                      December 28, 2000
--------------------------   Trustee
   Garland J. Bloom, Jr.


   Gilbert M. Grosvenor                                       December 28, 2000
--------------------------   Trustee
   Gilbert M. Grosvenor


   George M. Rogers, Jr.                                      December 28, 2000
--------------------------   Trustee
   George M. Rogers, Jr.


   B. Francis Saul III                                        December 28, 2000
--------------------------   Trustee
   B. Francis Saul III


   John R. Whitmore                                           December 28, 2000
--------------------------   Trustee
   John R. Whitmore