Form 10-Q
period 2000-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2001-02-14
CIK 86902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20579

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2000
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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of February 14, 2001, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at December 31, 2000 and
                     September 30, 2000

         (b)    Consolidated Statements of Operations for the three-month
                     periods ended December 31, 2000 and 1999

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     periods ended December 31, 2000 and 1999

         (d)    Consolidated Statements of Cash Flows for the three-month
                     periods ended December 31, 2000 and 1999

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended December 31, 2000 compared to
                          three months ended December 31, 1999

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  December 31   September 30
(In thousands)                                                                                       2000           2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                           $  252,307     $  209,861
    Office and industrial                                                                              163,288        148,581
    Other                                                                                                2,825          3,991
                                                                                                 -------------- --------------
                                                                                                       418,420        362,433
    Accumulated depreciation                                                                          (127,823)      (124,184)
                                                                                                 -------------- --------------
                                                                                                       290,597        238,249
Land parcels                                                                                            43,393         39,716
Construction in progress                                                                                11,449         49,096
Cash and cash equivalents                                                                                8,456         18,129
Other assets                                                                                            86,215         85,674
                                                                                                 -------------- --------------
                    Total real estate assets                                                           440,110        430,864
------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                393,944        388,233
Federal funds sold and securities purchased under agreements to resell                                  25,000         40,000
Loans held for sale                                                                                    108,073        126,108
Loans held for secruitization and sale                                                                 235,000         70,000
Investment securities (market value $45,944 and $45,559, respectively)                                  45,666         45,648
Trading securities                                                                                       2,740          3,380
Mortgage-backed securities (market value $962,803 and $1,025,540, respectively)                        969,506      1,046,809
Loans and leases receivable (net of allowance for losses of $54,518 and $54,018, respectively)       8,332,622      8,105,031
Federal Home Loan Bank stock                                                                           104,942         97,676
Real estate held for investment or sale (net of allowance for losses of $81,991 and $80,954,
  respectively                                                                                          53,213         49,386
Property and equipment, net                                                                            379,437        362,469
Goodwill and other intangible assets, net                                                               24,708         25,270
Interest only strips, net                                                                               17,919         16,763
Servicing assets, net                                                                                       --         75,045
Other assets                                                                                           309,045        233,176
                                                                                                 -------------- --------------
                    Total banking assets                                                            11,001,815     10,684,994
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 11,441,925   $ 11,115,858
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $  314,733     $  307,214
Notes payable - secured                                                                                208,500        200,000
Notes payable - unsecured                                                                               48,320         47,463
Deferred gains - real estate                                                                           113,045        112,834
Accrued dividends payable - preferred shares of beneficial interest                                     27,239         25,885
Other liabilities and accrued expenses                                                                  32,737         44,971
                                                                                                 -------------- --------------
                    Total real estate liabilities                                                      744,574        738,367
------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                     7,132,103      7,037,789
Borrowings                                                                                             630,894        540,349
Federal Home Loan Bank advances                                                                      2,098,831      1,946,971
Other liabilities                                                                                      273,787        296,436
Capital notes -- subordinated                                                                          250,000        250,000
                                                                                                 -------------- --------------
                    Total banking liabilities                                                       10,385,615     10,071,545
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    79,579         79,028
Minority interest -- other                                                                             218,307        218,307
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   11,428,075     11,107,247
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                     516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642          6,642
Paid-in surplus                                                                                         92,943         92,943
Deficit                                                                                                (43,986)       (49,642)
Accumulated other comprehensive loss                                                                      (417)            --
                                                                                                 -------------- --------------
                                                                                                        55,698         50,459
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)       (41,848)
                                                                                                 -------------- --------------
TOTAL SHAREHOLDERS' EQUITY                                                                              13,850          8,611
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 11,441,925   $ 11,115,858
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

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Three Months Ended
                                                                                                          December 31
                                                                                                 -----------------------------
(In thousands, except per share amounts)                                                             2000           1999
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                              $   23,337     $   20,721
Office and industrial (including $825 and $213
    of rental income from banking segment, respectively)                                                 9,971          7,023
Other                                                                                                      731            690
                                                                                                 -------------- --------------
Total income                                                                                            34,039         28,434
------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                              15,108         13,590
    Office and industrial properties                                                                     2,553          1,993
    Land parcels and other                                                                                 367            303
Interest expense                                                                                        12,306         10,936
Capitalized interest                                                                                      (320)          (225)
Amortization of debt expense                                                                               191            156
Depreciation                                                                                             3,898          3,454
Advisory, management and leasing fees - related parties                                                  2,833          2,477
General and administrative                                                                                 701          1,913
                                                                                                 -------------- --------------
Total expenses                                                                                          37,637         34,597
------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                            1,884          2,103
Gain on sale of property                                                                                 2,545             --
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                                                  $     831     $   (4,060)
------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                                                    $  177,030     $  139,504
Mortgage-backed securities                                                                              16,554         19,969
Trading securities                                                                                         289            383
Investment securities                                                                                      695            642
Other                                                                                                    4,014          8,253
                                                                                                 -------------- --------------
Total interest income                                                                                  198,582        168,751
------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                        67,625         45,761
Borrowings                                                                                              45,393         41,613
                                                                                                 -------------- --------------
Total interest expense                                                                                 113,018         87,374
                                                                                                 -------------- --------------
Net interest income                                                                                     85,564         81,377
Provision for loan and lease losses                                                                    (15,923)       (10,988)
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                     69,641         70,389
------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                                     14,499          5,823
Deposit servicing fees                                                                                  24,978         20,894
Gain (loss) on sales of trading securities, net                                                         (1,800)           278
Loss on real estate held for investment or sale, net                                                      (880)          (116)
Gain (loss) on sales of loans, net                                                                       3,246           (912)
Other                                                                                                    6,673          6,203
                                                                                                 -------------- --------------
Total other income                                                                                      46,716         32,170
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Three Months Ended
                                                                                                          December 31
                                                                                                 -----------------------------
(In thousands, except per share amounts)                                                             2000           1999
------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                      $   50,817     $   46,902
Loan                                                                                                     6,489          1,074
Property and equipment (including $825 and $213
    of rental expense paid to real estate segment, respectively)                                         8,426          6,935
Marketing                                                                                                3,623          2,183
Data processing                                                                                          6,244          6,091
Depreciation and amortization                                                                            8,406          7,996
Deposit insurance premiums                                                                                 346          1,173
Amortization of goodwill and other intangible assets                                                       598            716
Other                                                                                                   12,755         12,731
                                                                                                 -------------- --------------
Total operating expenses                                                                                97,704         85,801
------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                            $   18,653     $   16,758
------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                    $   19,484     $   12,698
Income tax provision                                                                                     4,691          3,617
                                                                                                 -------------- --------------
Income before minority interest                                                                         14,793          9,081
Minority interest held by affiliates                                                                    (1,454)        (1,073)
Minority interest -- other                                                                              (6,329)        (6,329)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                                            $    7,010     $    1,679
------------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                    $    5,656      $     325

NET INCOME PER COMMON SHARE
Income before minority interest                                                                      $    2.78      $    1.60
Minority interest held by affiliates                                                                     (0.30)         (0.22)
Minority interest -- other                                                                               (1.31)         (1.31)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                                          $    1.17      $    0.07
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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================

                                                                                                  For the Three Months Ended
                                                                                                          December 31
                                                                                                 -----------------------------
(Dollars in thousands)                                                                               2000           1999
------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                                                          $    7,010     $    1,679
Other comprehensive income:
    Net unrealized holding losses                                                                         (417)            (3)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                          $    6,593     $    1,676
------------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                                         $     516      $     516
                                                                                                 -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                                           6,642          6,642
                                                                                                 -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                                                             92,943         92,943
                                                                                                 -------------- --------------

DEFICIT
Beginning of period                                                                                    (49,642)       (63,884)
Net income                                                                                               7,010          1,679
Minority interest in capital contribution                                                                   --         (2,697)
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                                           (1,354)        (1,354)
                                                                                                 -------------- --------------
End of period                                                                                          (43,986)       (66,256)
                                                                                                 -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                                         --              6
Net unrealized holding gains (losses)                                                                     (417)            (3)
                                                                                                 -------------- --------------
End of period                                                                                             (417)             3
                                                                                                 -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                                         (41,848)       (41,848)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                                $   13,850     $   (8,000)
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Three Months Ended
                                                                                                          December 31
                                                                                                 -----------------------------
(In thousands)                                                                                       2000           1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                            $    1,193     $   (2,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                                         3,898          3,453
    Gain on sale of property                                                                            (2,545)            --
    (Increase) decrease in accounts receivable and accrued income                                         (584)         2,851
    Increase in deferred tax asset                                                                        (362)       (10,268)
    Decrease in accounts payable and accrued expenses                                                  (11,740)        (3,980)
    Amortization of debt expense                                                                           437            407
    Equity in earnings of unconsolidated entities                                                       (1,884)        (2,103)
    Other                                                                                                3,722          6,906
                                                                                                 -------------- --------------
                                                                                                        (7,865)        (5,347)
                                                                                                 -------------- --------------
Banking
Net income                                                                                               5,817          4,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                            (171)        (1,581)
    Depreciation and amortization                                                                        8,406          7,996
    Provision for loan and lease losses                                                                 15,923         10,988
    Capitalized interest on real estate under development                                                 (867)          (908)
    Proceeds from sales of trading securities                                                           76,502        107,527
    Net fundings of loans held for sale and/or securitization                                         (177,854)      (286,157)
    Proceeds from sales of loans held for sale and/or securitization                                   118,950         88,671
    Gain on sales of real estate held for sale                                                            (471)          (339)
    Provision for losses on real estate held for investment or sale                                      1,050             --
    Gain on sales of trading securities, net                                                             1,800           (278)
    (Increase) decrease in interest-only strips                                                         (1,156)         1,084
    Increase in servicing assets                                                                          (394)        (6,758)
    Decrease in goodwill and other intangible assets                                                       564            719
    (Increase) decrease in other assets                                                                   (921)        13,856
    Decrease in other liabilities                                                                      (11,325)       (58,953)
    Minority interest held by affiliates                                                                 1,454          1,073
    Minority interest - other                                                                            2,438          2,438
    Other                                                                                               20,454         18,516
                                                                                                 -------------- --------------
                                                                                                        60,199        (97,814)
                                                                                                 -------------- --------------
Net cash provided by operating activities                                                               52,334       (103,161)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                      (11,619)       (12,765)
Property acquisitions                                                                                  (15,159)       (16,755)
Property sales                                                                                           7,287             --
Equity investment in unconsolidated entities                                                               904          1,632
Other                                                                                                        1        (21,669)
                                                                                                 -------------- --------------
                                                                                                       (18,586)       (49,557)
                                                                                                 -------------- --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                             1,530             --
Net proceeds from maturities of investment securities                                                       --         34,000
Proceeds from sale of loan                                                                               2,493             --
Net proceeds from sales of real estate                                                                   4,406          4,979
Net fundings of loans and leases receivable                                                           (256,641)      (260,352)
Principal collected on mortgage-backed securities                                                       76,755         67,128
Purchases of Federal Home Loan Bank stock                                                               (8,796)       (11,453)
Purchases of investment securities                                                                         (10)       (35,052)
Purchases of loans receivable                                                                         (176,041)      (275,397)
Purchases of property and equipment                                                                    (25,404)        (5,569)
Disbursements for real estate held for investment or sale                                               (7,773)          (115)
Other                                                                                                    1,036           (541)
                                                                                                 -------------- --------------
                                                                                                      (388,445)      (482,372)
                                                                                                 -------------- --------------
Net cash used in investing activities                                                                 (407,031)      (531,929)
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Three Months Ended
                                                                                                          December 31
                                                                                                 -----------------------------
(In thousands)                                                                                       2000           1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                    $   10,339     $   39,871
Principal curtailments and repayments of mortgages                                                      (2,820)        (1,488)
Proceeds from secured note financings                                                                   13,000          8,700
Repayments of secured note financings                                                                   (4,500)            --
Proceeds from sales of unsecured notes                                                                   2,300          2,238
Repayments of unsecured notes                                                                           (1,443)        (2,412)
Costs of obtaining financings                                                                              (98)          (329)
Dividends paid - preferred shares of beneficial interest                                                    --         (2,500)
                                                                                                 -------------- --------------
                                                                                                        16,778         44,080
                                                                                                 -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                10,538,051      8,909,535
Customer withdrawals of deposits and payments for maturing certificates of deposit                 (10,443,737)    (8,445,321)
Net increase in securities sold under repurchase agreements                                            100,425          2,556
Advances from the Federal Home Loan Bank                                                               604,660        230,000
Repayments of advances from the Federal Home Loan Bank                                                (452,800)        (1,517)
Net increase (decrease) in other borrowings                                                             (9,880)        (3,721)
Cash dividends paid on preferred stock                                                                  (2,438)        (2,438)
Cash dividends paid on common stock                                                                     (4,000)        (4,000)
Other                                                                                                  (11,324)        24,053
                                                                                                 -------------- --------------
                                                                                                       318,957        709,147
                                                                                                 -------------- --------------
Net cash provided by financing activities                                                              335,735        753,227
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                   (18,962)       118,137
Cash and cash equivalents at beginning of period                                                       446,362        608,003
                                                                                                 -------------- --------------
Cash and cash equivalents at end of period                                                          $  427,400     $  726,140
------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                   $    8,456     $    7,033
    Banking
        Cash and other deposits                                                                        393,944        569,107
        Federal funds sold and securities purchased under agreements to resell                          25,000        150,000
                                                                                                 -------------- --------------
    Cash and cash equivalents at end of period                                                      $  427,400     $  726,140
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                           124,229     $   95,072
        Income taxes paid (refunded)                                                                        70             (9)
        Shares of Saul Centers, Inc. common stock                                                        1,005            905
        Transfer of Tysons Park Place to real estate segment from banking segment                           --         37,000
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                           1,005            905
        Distributions from Saul Holdings Limited Partnership                                             1,632          1,632

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                               1,081          1,561
    Loans held for sale exchanged for trading securities                                                78,302        107,318
    Loans receivable transferred to loans held for securitization and sale                             165,000             --
    Loans made in connection with the sale of real estate                                                   --            284
    Loans receivable transferred to real estate acquired in settlement of loans                            172            112

------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30,
2000. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4. ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

The Bank adopted Statement of Financial Accounting Standards No. 138,
"Accounting for Certain Derivative Instruments and Hedging Activities - an
amendment of FASB Statement No. 133" ("SFAS 138") on October 1, 2000. This
statement addresses a limited number of issues causing implementation difficulties for numerous entities required to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and
SFAS 138 establish accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. At
December 31, 2000, the Trust had an unrealized loss of $417,000 (net of tax)
included in other comprehensive income recognized in accordance with SFAS 133 and SFAS 138.

5. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                        December 31,           September 30,
                                            2000                   2000
                                      ------------------     ------------------
                                                   (In thousands)

Single-family residential                    $  105,860             $  116,480
Home improvement and related loans                2,213                  9,628
                                      ------------------     ------------------
Total                                        $  108,073             $  126,108
                                      ==================     ==================

LOAN HELD FOR SECURITIZATION AND SALE:

At December 31, 2000 and September 30, 2000, loans held for securitization and sale totaled $235.0 and $70.0 million, respectively, were composed of automobile loans.

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                                             December 31,            September 30,
                                                                                 2000                    2000
                                                                          --------------------    --------------------
                                                                                        (In thousands)

Single-family residential                                                         $  4,957,417            $  4,896,439
Home equity                                                                            289,156                 274,355
Real estate construction and ground                                                    501,051                 507,461
Commercial real estate and multifamily                                                  31,737                  39,917
Commercial                                                                           1,126,998               1,015,146
Automobile                                                                             733,799                 719,276
Subprime automobile                                                                    596,985                 620,588
Leasing                                                                                654,817                 568,091
Home improvement and related loans                                                      89,658                  77,345
Overdraft lines of credit and other consumer                                            31,877                  31,608
                                                                          --------------------    --------------------
                                                                                     9,013,495               8,750,226
                                                                          --------------------    --------------------

Less:
Undisbursed portion of loans                                                           668,026                 630,205
Unearned discounts and net deferred loan origination costs                             (41,671)                (39,028)
Allowance for loan losses                                                               54,518                  54,018
                                                                          --------------------    --------------------
                                                                                       680,873                 645,195
                                                                          --------------------
                                                                                                  --------------------
Total                                                                             $  8,332,622            $  8,105,031
                                                                          ====================    ====================

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank's real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank's real estate acquired in settlement of loans or real estate owned ("REO") is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

                                                                      December 31,               September 30,
                                                                          2000                        2000
                                                                   -------------------         -------------------
                                                                                  (In thousands)
  Real estate held for investment (net of allowance
  for losses of $202 for both periods)                                       $    925                    $    925
  Real estate held for sale (net of allowance for
  losses of $81,789 and $80,752, respectively)                                 52,288                      48,461
                                                                   -------------------         -------------------

  Total real estate held for investment or sale                            $   53,213                   $  49,386
                                                                   ===================         ===================

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at December 31, 2000, consisted primarily of hotels, office projects, and land parcels. See "Business - Real
Estate-Real Estate Investments." During the quarter ended December 31, 2000, the
Real Estate Trust added a 152-unit Hampton Inn and a 229-unit Courtyard to its hotel portfolio, which at December 31, 2000 included 18 properties containing
3,578 available rooms. Also during the quarter ended December 31, 2000, the Real
Estate Trust acquired a 150,000 square foot single-story building and brought operational a 54,000 square foot single-story building.

Overall, the hotel portfolio experienced an average occupancy rate of 64% and an average room rate of $92.30 during the quarter ended December 31, 2000, compared to an average occupancy of 63% and an average room rate of $84.22 during the same period in the prior year. For the fifteen hotels owned throughout both periods, the average occupancies were 65% and 63%, and the average rates were
$93.50 and $84.62. REVPAR (revenue per available room) for the fifteen hotels was $60.75 for the quarter ended December 31, 2000, a 14.6% increase over
REVPAR for the quarter ended December 31, 1999 of $53.00.

Office space in the Real Estate Trust's office property portfolio was 98% leased at December 31, 2000, compared to a leasing rate of 96% at December 31, 1999. At
December 31, 2000, the Real Estate Trust's office property portfolio consisted of 12 properties and had a total gross leasable area of 1,888,000 square feet, of which 261,000 square feet (13.8%) and 217,000 square feet (11.5%) are subject to leases expiring in fiscal 2001 and fiscal 2002.

BANKING

GENERAL. The Bank's assets grew during the current quarter to $11.0 billion, an increase of $316.8 million from September 30, 2000. Total loans increased $374.6 million during the quarter, funded primarily through increases in deposits,
Federal Home Loan Bank advances and other borrowings. The Bank recorded operating income of $18.7 million during the quarter ended December 31, 2000, compared to operating income of $16.8 million in the prior corresponding quarter. Increased interest income on single-family and automobile loans was partially offset by a decrease in interest income on mortgage-backed securities and increases in interest expense on deposits and borrowings, provision for loan and lease losses and operating expenses.

At December 31, 2000, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.34%, 5.34%, 6.89% and 10.52%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

During the quarter ended December 31, 2000, the Bank declared and paid out of the retained earnings of the Bank a cash dividend on its Common Stock in the amount of $400 per share.

ASSET QUALITY. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(DOLLARS IN THOUSANDS)

                                                             December 31,     September 30,    December 31,
                                                                 2000             2000             1999
                                                            --------------   --------------   --------------

 Non-performing assets:
      Non-accrual loans:
         Residential                                         $      5,464     $      5,171     $      5,132
         Real estate construction and ground                            -               70                -
         Commercial                                                     -                -               85
         Subprime automobile                                       13,043           12,026            9,257
         Other consumer                                             6,246            5,399            2,937
                                                            --------------   --------------   --------------
            Total non-accrual loans (1)                            24,753           22,666           17,411
                                                            --------------   --------------   --------------

      Real estate owned                                           134,077          129,213          128,865
      Allowance for losses on real estate owned                   (81,789)         (80,752)         (83,928)
                                                            --------------   --------------   --------------
         Real estate owned, net                                    52,288           48,461           44,937
                                                            --------------   --------------   --------------

 Total non-performing assets                                 $     77,041     $     71,127     $     62,348
                                                            ==============   ==============   ==============

 Troubled debt restructurings                                $          -     $          -     $     11,714
                                                            ==============   ==============   ==============

 Allowance for losses on loans and leases                    $     54,518     $     54,018     $     58,139
 Allowance for losses on real estate held for investment              202              202              202
 Allowance for losses on real estate owned                         81,789           80,752           83,928
                                                            --------------   --------------   --------------

      Total allowances for losses                            $    136,509     $    134,972     $    142,269
                                                            ==============   ==============   ==============

Ratios:

Non-performing assets, net to total assets (2)                      0.20%            0.16%            0.04%

Allowance for losses on real estate loans to non-accrual
        real estate loans (1)                                     149.96%          167.58%          334.88%

Allowance for losses on consumer loans and leases to
        non-accrual consumer loans (1)(3)                         190.93%          219.97%          297.93%

Allowance for losses on loans and leases
         to non-accrual loans (1)                                 220.25%          238.32%          333.92%

Allowance for losses on loans and leases to total loans
         and leases receivable (4)                                  0.62%            0.65%            0.82%

 (1)  Before deduction of allowances for losses.
 (2)  Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
 (3)  Includes subprime automobile loans.
 (4)  Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $77.0 million, after valuation allowances on REO of $81.8 million, at December 31, 2000, compared to $71.1 million, after valuation allowances on REO of $80.8 million, at September 30, 2000. In addition to the valuation allowances on REO, the Bank maintained $54.5 million and $54.0 million of valuation allowances on its loan and lease portfolio at December 31,
2000 and September 30, 2000, respectively. The $5.9 million increase in non-performing assets for the current quarter was attributable to a net increase in REO of $3.8 million and an increase in non-accrual loans of $2.1 million. See
"Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $24.8 million at
December 31, 2000, as compared to $22.7 million at September 30, 2000. At
December 31, 2000, non-accrual loans consisted of $5.5 million of non-accrual real estate loans and $19.3 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $5.3 million and non-accrual consumer and other loans of $17.4 million at September 30, 2000.

REO. At December 31, 2000, the Bank's REO totaled $52.3 million, after valuation allowances on such assets of $81.8 million as set forth in the following table.
The principal component of REO consists of four planned unit developments (the
"Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                           Number                            Balance Before                Balance After   Percent
                          of           Gross       Charge-     Valuation      Valuation      Valuation       of
                         Properties    Balance        Offs     Allowances     Allowances    Allowances       Total
                         -------------------------------------------------------------------------------------------

                                                           (Dollars in thousands)
                         -------------------------------------------------------------------------------------------
Communities                  4         $ 151,309    $ 32,509     $   118,800    $  76,469      $   42,331     81.0%

Residential ground           2             3,549           -           3,549        1,689           1,860      3.6%

Commercial permanent         1             3,169           -           3,169            -           3,169      6.0%

Commercial ground            2            10,961       2,732           8,229        3,631           4,598      8.8%

Single-family
residential properties       3               330           -             330            -             330      0.6%
                         -------------------------------------------------------------------------------------------

   Total REO                 12        $ 169,318    $ 35,241     $   134,077    $  81,789      $   52,288    100.0%
                         ===========================================================================================

During the three months ended December 31, 2000, REO increased $3.8 million, which was primarily as a result of an increase in the Bank's investment percentage in two of the communities and additional capitalized costs. These increases were partially offset by additional sales in the communities and other properties. The Bank purchased from certain investors their percentage ownership in two of the communities for $5.7 million. The Bank's investment in one of the communities increased from 90% to 100% and the other community from 84% to 91%, as a result of these purchases.

During the three months ended December 31, 2000, the Bank received revenues of
$2.3 million from dispositions of 34 residential lots or units in the
Communities ($1.9 million) and various single-family residential properties
($0.4 million).

Delinquent Loans. At December 31, 2000, delinquent loans totaled $124.9 million, or 1.4% of loans, compared to $89.4 million, or 1.1% of loans, at September 30,
2000. The following table sets forth information regarding the Bank's delinquent loans at December 31, 2000.

                                                      Principal Balance
                                                   (Dollars in Thousands)
                           ------------------------------------------------------------------------
                                                  Subprime             Other                             Total as a
                            Real Estate          Automobile        Consumer Loans                        Percentage
                               Loans                Loans                                Total          of Loans (1)
                           ---------------     ----------------    ---------------    -------------     -------------

Loans delinquent for:
30-59 days......                 $   5,784           $   75,033          $  18,714         $ 99,531              1.1%
60-89 days......                     1,597               19,694              4,104           25,395              0.3%
                           ---------------     ----------------    ---------------    -------------     -------------
  Total............              $   7,381           $   94,727          $  22,818        $ 124,926              1.4%
                           ===============     ================    ===============    =============     =============
--------------------------
(1)      Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased slightly to $7.4 million at December 31,
2000, from $7.2 million at September 30, 2000.

Total delinquent subprime automobile loans increased to $94.7 million at
December 31, 2000, from $68.1 million at September 30, 2000, primarily as a result of a traditional seasonal increase in delinquency rates at year end.
Effective November 9, 2000, the Bank stopped the origination of subprime automobile loans. The Bank will continue its collection efforts on the exiting portfolio.

Other consumer loans delinquent 30-89 days increased to $22.8 million at
December 31, 2000 from $14.1 million at September 30, 2000, as a result of growth in the other consumer loan portfolio coupled with a traditional seasonal increase in delinquency rates at year end.

Troubled Debt Restructurings. At December 31, 2000 and September 30, 2000, the
Bank had no troubled debt restructurings.

Real Estate Held for Investment. At December 31, 2000 and September 30, 2000,
real estate held for investment consisted of one property with book value of
$1.1 million, net of valuation allowances of $0.2 million.

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

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS AND LEASES
(DOLLARS IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                      December 31,                  Year Ended
                                                                          ------------------------------------     September 30,
                                                                                 2000               1999               2000
                                                                          -----------------  -----------------   -----------------

 Balance at beginning of period                                            $        54,018    $        58,139     $        58,139
                                                                          -----------------  -----------------   -----------------

 Provision for loan and lease losses                                                15,923             10,988              49,930
                                                                          -----------------  -----------------   -----------------

 Charge-offs:
      Single-family residential and home equity                                       (170)              (206)               (807)
      Commercial real estate and multifamily                                             -                  -              (7,120)
      Subprime automobile                                                          (13,342)            (9,377)            (40,110)
      Other                                                                         (3,719)            (1,942)            (10,847)
                                                                          -----------------  -----------------   -----------------
          Total charge-offs                                                        (17,231)           (11,525)            (58,884)
                                                                          -----------------  -----------------   -----------------

 Recoveries:
      Single-family residential and home equity                                          3                 66                  78
      Subprime automobile                                                            1,404                267               3,074
      Other                                                                            401                204               1,681
                                                                          -----------------  -----------------   -----------------
          Total recoveries                                                           1,808                537               4,833
                                                                          -----------------  -----------------   -----------------

 Charge-offs,  net of recoveries                                                   (15,423)           (10,988)            (54,051)
                                                                          -----------------  -----------------   -----------------

 Balance at end of period                                                  $        54,518    $        58,139     $        54,018
                                                                          =================  =================   =================

 Provision for loan losses to average loans and leases  (1) (2)                      0.75%              0.66%               0.66%
 Net loan charge-offs to average loans and leases (1) (2)                            0.73%              0.66%               0.71%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                                          0.62%              0.82%               0.65%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization.
 (3) Before deduction of allowance for losses.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS AND LEASES BY TYPE
(DOLLARS IN THOUSANDS)

                                                                   December 31,
                                             --------------------------------------------------------        September 30,
                                                         2000                        1999                         2000
                                             ---------------------------- --------------------------- ----------------------------
                                                             Percent of                  Percent of                   Percent of
                                                              Loans to                    Loans to                     Loans to
                                                Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                                             -------------- ------------- -------------- ------------ --------------- ------------

Balance at end of period allocated to:

Single-family residential                    $       2,714        58.3%  $       3,187       61.0%  $        2,686       60.3%

Home equity                                            420         3.3              947        3.5               448        3.3

Commercial real estate and multifamily                 640         0.4            9,484        0.8               893        0.5

Real estate construction and ground                  4,420         3.5            3,561        3.6             4,757        3.6

Commercial                                           9,494         7.5            4,630        6.2             6,904        7.2

Automobile                                           8,534        18.5            3,334       15.5             7,534       16.3

Subprime automobile                                 25,782         7.0           28,782        7.5            28,782        7.4

Home improvement and related loans                   2,023         1.1            3,523        1.5             1,523        1.0

Overdraft lines of credit and
    other consumer                                     491         0.4              691        0.4               491        0.5
                                             --------------               --------------              ---------------

    Total                                    $      54,518                $      58,139               $       54,018
                                             ==============               ==============              ===============

REAL ESTATE HELD FOR INVESTMENT OR SALE
(DOLLARS IN THOUSANDS)

 ACTIVITY IN ALLOWANCE FOR LOSSES

                                                                       Three Months Ended                           Year Ended
                                                                          December 31,                            September 30,
                                                         -----------------------------------------------
                                                                 2000                       1999                       2000
                                                         --------------------       --------------------       --------------------

 Balance at beginning of period:
      Real estate held for investment                     $              202         $              202         $              202
      Real estate held for sale                                       80,752                     84,405                     84,405
                                                         --------------------       --------------------       --------------------
        Total                                                         80,954                     84,607                     84,607
                                                         --------------------       --------------------       --------------------

 Provision for real estate losses:
      Real estate held for sale                                        1,050                          -                      1,400
                                                         --------------------       --------------------       --------------------
        Total                                                          1,050                          -                      1,400
                                                         --------------------       --------------------       --------------------

 Charge-offs:

      Real estate held for sale:
         Residential ground                                                -                        (64)                       (64)
         Commercial ground                                                 -                          -                     (3,397)
         Communities                                                     (13)                      (413)                    (1,592)
                                                         --------------------       --------------------       --------------------

                           Total                                         (13)                      (477)                    (5,053)
                                                         --------------------       --------------------       --------------------

 Balance at end of period:
      Real estate held for investment                                    202                        202                        202
      Real estate held for sale                                       81,789                     83,928                     80,752
                                                         --------------------       --------------------       --------------------
        Total                                             $           81,991         $           84,130         $           80,954
                                                         ====================       ====================       ====================

 COMPONENTS OF ALLOWANCE FOR LOSSES
                                                                          December 31,                            September 30,
                                                         -----------------------------------------------
                                                                 2000                       1999                       2000
                                                         --------------------       --------------------       --------------------

 Allowance for losses on real estate
   held for investment                                    $              202         $              202         $              202
                                                         --------------------       --------------------       --------------------

 Allowance for losses on real estate held for sale:
      Residential ground                                               1,689                      1,520                      1,689
      Commercial ground                                                3,631                      5,800                      3,631
      Communities                                                     76,469                     76,608                     75,432
                                                         --------------------       --------------------       --------------------
        Total                                                         81,789                     83,928                     80,752
                                                         --------------------       --------------------       --------------------

         Total allowance for losses on real
           estate held for investment or sale             $           81,991         $           84,130         $           80,954
                                                         ====================       ====================       ====================

At December 31, 2000, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale was $136.5 million compared to $135.0 million at September 30, 2000. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Although the amount of delinquent and non-accrual consumer loans increased during the current quarter, due to traditional seasonal increases in delinquency rates at year end, management determined that the overall level of the allowance remained appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $90.2 million at December 31, 2000, which constituted 64.6% of total non-performing real estate assets, before valuation allowances. During the three months ended December 31, 2000, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on real estate held for sale at December 31, 2000 is in addition to approximately
$35.2 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 2000.

At December 31, 2000 and September 30, 2000, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $36.8 million and $38.3 million, respectively. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans decreased to 190.9% and 1.6%, respectively, at
December 31, 2000 compared to 220.0% and 1.8%, respectively, at September 30,
2000 due to traditional seasonal increases in delinquency rates at year end.

ASSET AND LIABILITY MANAGEMENT. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2000, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust.
Prepayment rates for the Bank's loans are based on recent actual and market experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

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
                                         --------------- -------------- ---------------- --------------- -------------- ------------
 As of December 31, 2000
 Real estate loans:
    Adjustable-rate                      $    1,287,932  $     278,370  $       836,818  $      538,381  $     289,282  $ 3,230,783
     Fixed-rate                                 153,536        115,192          412,692         349,135        995,720    2,026,275
     Home equity credit lines and
       second mortgages                         239,235         15,475           49,910          34,434         36,031      375,085
 Commercial                                     510,379         19,011           60,174          40,572         20,985      651,121
 Consumer and other                             437,934        345,910        1,274,878          31,828         13,329    2,103,879
 Loans held for sale                            108,073              -                -               -              -      108,073
 Loans held for securitization and sale         235,000              -                -               -              -      235,000
 Mortgage-backed securities                     370,261        160,346          194,911          82,718        161,270      969,506
 Trading securities                               2,740              -                -               -              -        2,740
 Other investments                              237,067              -           45,666               -              -      282,733
                                         --------------- -------------- ---------------- --------------- -------------- ------------

    Total interest-earning assets             3,582,157        934,304        2,875,049       1,077,068      1,516,617    9,985,195
 Total non-interest earning assets                    -              -                -               -      1,016,620    1,016,620
                                         --------------- -------------- ---------------- --------------- -------------- ------------

     Total assets                        $    3,582,157  $     934,304  $     2,875,049  $    1,077,068  $   2,533,237  $11,001,815
                                         =============== ============== ================ =============== ============== ============

 Deposits:
    Fixed maturity deposits              $    1,351,009  $     914,759  $       709,438  $       51,355  $           -  $ 3,026,561
     NOW, statement and passbook
       accounts                               1,780,446         41,824          139,300          94,811        202,054    2,258,435
     Money market deposit accounts            1,273,096              -                -               -              -    1,273,096
 Borrowings:
     Capital notes - subordinated                     -              -                -         150,000        100,000      250,000
     Other                                    1,039,569        108,653        1,442,190          85,462         53,851    2,729,725
                                         --------------- -------------- ---------------- --------------- -------------- ------------
    Total interest-bearing liabilities        5,444,120      1,065,236        2,290,928         381,628        355,905    9,537,817
 Minority interest                                    -              -                -               -        144,000      144,000
 Total non-interest bearing liabilities               -              -                -               -        847,798      847,798
 Stockholders' equity                                 -              -                -               -        472,200      472,200
                                         --------------- -------------- ---------------- --------------- -------------- ------------
     Total liabilities & stockholders'
       equity                            $    5,444,120  $   1,065,236  $     2,290,928  $      381,628  $   1,819,903  $11,001,815
                                         =============== ============== ================ =============== ============== ============

 Gap                                     $   (1,861,963) $    (130,932) $       584,121  $      845,440  $   1,010,712
 Cumulative gap                          $   (1,861,963) $  (1,992,895) $    (1,408,774) $     (563,334) $     447,378
      Adjusted cumulative gap as a
        percentage of total assets               (16.9)%        (18.1)%          (12.8)%          (5.1)%          4.1%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 18.1% at December 31, 2000 compared to a negative 19.0%
at September 30, 2000. The modest improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable rate mortgage loans with repricing terms of less than one-year, partially offset by an increase of money market deposit accounts and short-term borrowings with maturity of one year or less. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

CAPITAL. At December 31, 2000, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31,
2000 in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY CAPITAL
(DOLLARS IN THOUSANDS)

                                                                                        Minimum                      Excess
                                                            Actual                Capital Requirement               Capital
                                                  --------------------------   -------------------------   -------------------------
                                                                    As a %                      As a %                      As a %
                                                      Amount       of Assets      Amount       of Assets      Amount       of Assets
                                                  ---------------  ---------   --------------  ---------   -------------   ---------

Stockholders' equity per financial statements     $      494,309
    Minority interest in REIT Subsidiary (1)             144,000
    Accumulated other comprehensive income (2)               520
                                                  ---------------
                                                         638,829

Adjustments for tangible and core capital:
    Intangible assets                                    (49,337)
    Non-includable subsidiaries  (2)                      (1,420)
    Non-qualifying purchased/originated loan
      servicing                                           (1,680)
                                                  ---------------
       Total tangible capital                            586,392      5.34%    $     164,579      1.50%    $    421,293       3.84%
                                                  ---------------  =========   ==============  =========   =============   =========

       Total core capital (3)                            586,392      5.34%    $     438,877      4.00%    $    146,995       1.34%
                                                  ---------------  =========   ==============  =========   =============   =========

       Tier 1 risk-based capital (3)                     586,392      6.88%    $     340,311      4.00%    $    245,562       2.88%
                                                  ---------------  =========   ==============  =========   =============   =========

Adjustments for total risk-based capital:
    Subordinated capital debentures                      250,000
    Allowance for general loan and lease losses           54,518
                                                  ---------------
       Total supplementary capital                       304,518
                                                  ---------------
       Total available capital                           890,390
    Equity investments (2)                                (6,459)
                                                  ---------------
       Total risk-based capital (3)               $      884,451     10.52%    $     680,621      8.00%    $    203,310       2.52%
                                                  ===============  =========   ==============  =========   =============   =========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, accumulated other comprehensive income is excluded from regulatory capital.
(3) Reflects an aggregate offset of $3.1 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
"credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at December 31, 2000, after valuation allowances of $81.8 million, by the fiscal year in which the property was acquired through foreclosure.

             Fiscal Year           (In thousands)

             1990                        $   14,545  (1)  (2)
             1991                            27,786  (2)
             1992                                 -
             1993                                 -
             1994                                 -
             1995                             4,872  (2)
             1996                                 -
             1997                                 -
             1998                                 -
             1999                                 -
             2000                             4,892
             2001                               193
                                   -----------------
             Total REO                   $   52,288
                                   =================
-----------------------
(1)  Includes REO, with an aggregate net book value of $6.5 million, which the
     Bank treats as equity investments for regulatory capital purposes.
(2)  Includes REO, with an aggregate net book value of $40.7 million, for which the Bank received an extension of the holding periods through August 4,
     2001.

On January 31, 2001, the OTS and the other federal bank regulatory agencies issued supplemental guidance for supervision of institutions with subprime lending portfolios that exceed 25% of Tier 1 capital. Among other things, the guidance suggests that such institutions generally will be expected to hold capital against those portfolios in an amount that is 1 1/2 to 3 times the amount required for non-subprime assets of the same type. However, examiners are given broad discretion in how to apply the guidelines to a particular institution. Although the Bank's subprime automobile lending portfolio (held through a subsidiary) exceeded the 25% threshold at December 31, 2000, the subsidiary stopped originating new loans effective November 9, 2000.
Accordingly, the Bank is unable at this time to predict how the new guidelines will be applied to the Bank.

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

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate
Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings including the sale of unsecured notes, refinancings of maturing mortgage debt, asset sales and tax sharing payments from the bank. See the Consolidated Statements of Cash Flows included in the
Consolidated Financial Statements in this report.

Liquidity. The Real Estate Trust's ability to meet its liquidity needs, including debt service payments in the balance of fiscal 2001 and subsequent years, will depend in significant part on its receipt of dividends from the bank and tax sharing payments from the bank pursuant to the tax sharing agreement among the Trust, the bank, and their subsidiaries. The availability and amount of tax sharing payments and dividends in future periods is dependent upon, among other things, the bank's operating performance and income, regulatory restrictions on such payments, and in the case of tax sharing payments, the continued consolidation of the bank and the bank's subsidiaries with the Trust for federal income tax purposes. See also the discussion of potential limitations on the payment of dividends by the bank contained in "Business -
Banking - Regulation - Dividends and Other Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods should enhance prospects for the Real
Estate Trust to receive tax sharing payments and dividends from the bank. During the quarter ended December 31, 2000, the bank was not required and therefore did not make a tax sharing payment, but did make a dividend payment of $3.2 million to the Real Estate Trust.

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

Through December 31, 2000, the Trust has purchased either in the open market or through dividend reinvestment 2,687,000 shares of common stock of Saul Centers representing 19.4% of such company's outstanding common stock. As of December
31, 2000, the market value of these shares was approximately $50.1 million.
Substantially all these shares have been pledged as collateral with the Real
Estate Trust's credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings
Partnership") the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the quarter ended December 31,
2000, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust's
ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's credit line banks.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, (the "1998 Notes"). After
providing for the retirement of $175.0 million aggregate principal amount of
11 5/8% Senior Secured Notes issued in 1994 (the "1994 Notes"), including a prepayment premium of $10.0 million and debt issuance costs of approximately
$5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the
1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate
Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for an inital two-year period subject to extension for one or more additional one-year terms. In fiscal
1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September, 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29,
2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. During the quarter ended December 31, 2000, the Trust drew $5.5 million against this line for the acquisition of an office building.
At December 31, 2000 the Real Estate Trust had $3.0 million in outstanding borrowings under the facility and unrestricted availability was $34.1 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate
Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the line of credit was increased to $20.0 million and was extended for an additional year. In July 2000, the line of credit was further increased to $25.0 million.
The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. During the quarter ended December 31,
2000, the Trust drew $5.5 million against this line for the acquisition of an office building. At December 31, 2000, the Real Estate Trust had $5.5 million in outstanding borrowings and unrestricted availability was $16.8 million.

The maturity schedule for the Real Estate Trust's outstanding debt at December
31, 2000 for the balance of fiscal 2001 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)

                                 Notes Payable-  Notes Payable-
   Fiscal Year   Mortgage Notes     Secured         Unsecured        Total
   ------------- --------------- --------------- ---------------- ----------
   2001 (1)           $ 26,688        $   --           $ 4,613    $ 31,301
   2002                 29,501            --             7,972      37,473
   2003                 24,729            --            11,551      36,280
   2004                  8,435            --             9,968      18,403
   2005                 12,394            --             7,863      20,257
   Thereafter          212,986         200,000           6,353     419,339
   ------------- --------------- --------------- ---------------- ----------
   Total              $314,733        $200,000         $48,320    $563,053
   ============= =============== =============== ================ ==========

(1)  January 1, 2001 - September 30, 2001

Of the $314.7 million of mortgage debt outstanding at December 31, 2000, $229.8 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tyson Corner
Holiday Inn in McLean, Virginia. The new hotel is franchised as a Courtyard by
Marriott and is projected to cost approximately $30.0 million. Financing of
$25.0 million was obtained for an initial period of three years with options for two one-year extensions. This hotel opened for business on December 15, 2000.

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

During the quarter ended March 31, 2000, the Real Estate Trust began the development of a 30,000 square foot office/flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland. The development cost
$3.2 million, which the Real Estate Trust financed with its bank lines. The project is 100% leased to a single tenant. In July 2000, the Real Estate Trust agreed to sell its interest in this project to Saul Centers at a price of $4.2 million, as determined by an independent appraisal. The sale was completed on
October 2, 2000 and the Trust recognized a gain of $383,000 and recorded a deferred gain of $211,000 on this transaction.

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I.
The cost of development is projected to be $8.4 million and is being financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed during the quarter and the building is expected to be operational by November 2001.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known as Dulles North Building Four. Development costs are projected to be $10.8 million and are being financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction is expected to be completed in
March 2001 and the building is expected to be operational by March 2002.

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in
Laurel, Maryland, which contains a 150,000 square foot office/warehouse building. The purchase price was $12.3 million and was financed from the Real
Estate Trust's bank lines. The entire building has been leased to Chevy Chase under a long-term agreement.

On December 18, 2000, the Real Estate Trust sold its 124-unit San Simeon
Apartment project in Dallas, Texas. The sales price was $2.8 million and the
Trust recognized a gain of $2.1 million on the transaction. The proceeds of the sale were used to acquire a 10.7 acre parcel of land in Loudoun County ,
Virginia, for $2.8 million.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $9.0 to $11.0 million per year for the next several years.

BANKING

LIQUIDITY. The required liquidity level under OTS regulations at December 31,
2000 was 4.0%. The Bank's average liquidity ratio for the quarter ended
December 31, 2000 was 7.7%, compared to 7.8% for the quarter ended September 30,
2000.

The Bank did not securitize and sell any loan receivables during the current quarter. As part of its operating strategy, the Bank will continue to explore opportunities to sell assets and to securitize and sell home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $40.2 million and
$22.3 million, respectively, at December 31, 2000, and $42.1 million and $18.9 million, respectively, at September 30, 2000, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of
$2.7 million and $3.4 million at December 31, 2000 and September 30, 2000, respectively, which were classified as trading securities in the Consolidated
Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the
Bank. At December 31, 2000, recourse to the Bank under these arrangements was
$9.6 million, consisting of restricted cash accounts of $7.1 million and overcollateralization of receivables of $2.5 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At December 31, 2000 and September
30, 2000 recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at December 31,
2000. The Bank is developing an office building in Bethesda, Maryland to use as its new corporate headquarters. The project is expected to be completed during the summer of 2001.

The Bank's liquidity requirements in fiscal 2001 and for years subsequent to fiscal 2001 will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS
  ENDED DECEMBER 31, 1999

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$4.9 million and operating income of $831,000 in the three-month period ended
December 31, 2000 (the "2001 quarter") compared to a loss before depreciation and amortization of $450,000 and an operating loss of $4.1 million in the three-month period ended December 31, 1999, (the "2000 quarter"). The changes reflect improved results in operations of hotels and office and industrial properties, partially reduced by higher interest expense. Additionally, in the
2001 quarter the Trust recognized approximately $2.5 million in gains from the sale of two properties.

Income after direct operating expenses from hotels increased $1.1 million
(15.4%) in the 2001 quarter over the level achieved in the 2000 quarter. Results from the fifteen hotels owned throughout both quarters, increased by $957,000, while results from newly developed properties amounted to $289,000. The increase in total revenue of $2,617,000 (12.6%) exceeded the increase of $1,518,000
(11.2%) in direct operating expenses. For the fifteen hotels owned throughout both periods, the increase in total revenue was $2,213,000 (10.8%) and the increase in direct operating expenses was $1,256,000 (9.3%). The revenue increase was attributable to improved market conditions which permitted the Real
Estate Trust to raise average room rates.

Income after direct operating expenses from office and industrial properties increased $2,388,000 (47.5%) in the 2001 quarter over the 2000 quarter. $481,000 of this increase reflected improved results from the eight office properties owned throughout both quarters, and $1,907,000 relected results from four new properties. Gross income increased $2,948,000 (42.0%), while expenses increased
$560,000 (28.1%). For the eight office properties owned throughout both periods, the increase in total revenue was $619,000 (9.2%) and the increase in direct operating expenses was $137,000 (7.1%). The improvement was due to additional space leased in the current period and higher turnover rents.

Interest expense increased $1,370,000 (12.5%) in the 2001 quarter because of higher average borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $533.6 million for the 2001 quarter from
$479.5 million for the 2000 quarter. Average interest rates in the 2001 and 2000 quarters were 9.54% and 9.34%, respectively.

Capitalized interest increased $95,000 (42.3%) in the 2001 quarter due to the difference in the level of development activity in the current period.

Amortization of debt expense increased $35,000 (22.7%) in the 2001 quarter, primarily due to costs incurred in connection with obtaining additional mortgage loans.

Depreciation increased $444,000 (12.9%) in the 2001 quarter, largely as a result of new income-producing assets placed in service.

Advisory, management and leasing fees paid to related parties increased $356,000
(14.4%) in the 2001 quarter from their level in the 2000 quarter. The monthly advisory fees were $363,000 in the 2001 quarter, compared to $349,000 in the
2000 quarter, an increase aggregating $42,000 (4.0%). Management and leasing fees increased $314,000 (21.9%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $1,212,000 (63.4%) in the 2001 quarter, primarily due to a $1.2 million payment in the 2000 quarter to terminate the Howard Johnson franchise.

Equity in earnings of unconsolidated entities reflected earnings of $1,884,000 in the 2001 quarter as compared to earnings of $2,103,000 in the 2000 quarter, a decrease of $219,000 (10.4%).

Gain on sale of property was $2,545,000 in the 2001 quarter and consisted of a
$2.1 million gain on the sale of an apartment project in Texas and a gain on the sale of an office project in Maryland. There was no similar activity in the 2000 quarter.

BANKING

OVERVIEW. The Bank recorded operating income of $18.7 million for the 2001 quarter, compared to operating income of $16.8 million for the 2000 quarter.
Contributing to the increased income were increases in single-family loan and automobile loan and lease interest income and servicing and securitization income, which were partially offset by the decrease in interest income on mortgage-backed securities and increases in interest expense on deposits and borrowings, provision for loan and lease losses and operating expenses.

NET INTEREST INCOME. Net interest income, before the provision for loan and lease losses, increased $4.2 million (or 5.1%) in the 2001 quarter compared to the 2000 quarter. Included in interest income during the 2000 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.8 million for the 2001 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                     Three Months Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                         2000                                              1999
                                      -------------------------------------------       --------------------------------------------
                                          Average                       Yield/              Average                       Yield/
                                         Balances        Interest        Rate              Balances         Interest       Rate
                                      --------------   ------------   -----------       --------------   -------------  ------------
Assets:
   Interest-earning assets:
     Loans and leases receivable,
       net (1)                        $   8,449,912    $   177,030        8.38%        $   6,646,181    $    139,504       8.40%
     Mortgage-backed securities           1,010,792         16,554        6.55              1,287,754          19,969       6.20
     Federal funds sold and
       securities purchased under
       agreements to resell                  47,196            783        6.64                287,043           3,954       5.51
     Trading securities                      15,598            289        7.41                 19,293             383       7.94
     Investment securities                   45,655            695        6.09                 45,091             642       5.70
     Other interest-earning assets          183,589          3,231        7.04                282,149           4,299       6.09
                                      --------------   ------------                     --------------   -------------
       Total                              9,752,742        198,582        8.14              8,567,511         168,751       7.88
                                                       ------------   -----------                        -------------  ------------

   Noninterest-earning assets:
     Cash                                   292,376                                           285,968
     Real estate held for investment
       or sale                               55,354                                            49,840
     Property and equipment,  net           369,777                                           305,303
     Goodwill and other intangible
       assets, net                           25,057                                            27,649
     Other assets                           265,568                                           220,632
                                      --------------                                    --------------
       Total assets                   $  10,760,874                                     $   9,456,903
                                      ==============                                    ==============
Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Deposit accounts:
       Demand deposits                $   1,239,997          2,605        0.84          $   1,154,499           2,552       0.88
       Savings deposits                     875,575          3,953        1.81                980,854           4,616       1.88
       Time deposits                      3,072,505         48,694        6.34              2,244,699          29,195       5.20
       Money market deposits              1,196,844         12,373        4.14              1,120,316           9,398       3.36
                                      --------------   ------------                     --------------   -------------

       Total deposits                     6,384,921         67,625        4.24              5,500,368          45,761       3.33
     Borrowings                           2,910,380         45,393        6.24              2,803,934          41,613       5.94
                                      --------------   ------------                     --------------   -------------
       Total liabilities                  9,295,301        113,018        4.86              8,304,302          87,374       4.21
                                                       ------------   -----------                        -------------  ------------
   Noninterest-bearing items:
     Noninterest-bearing deposits           616,447                                           467,901
     Other liabilities                      233,911                                            92,556
     Minority interest                      144,000                                           144,000
     Stockholders' equity                   471,215                                           448,144
                                      --------------                                    --------------
       Total liabilities and
         stockholders' equity         $  10,760,874                                     $   9,456,903
                                      ==============                                    ==============

Net interest income                                    $    85,564                                       $     81,377
                                                       ============                                      =============
Net interest spread (2)                                                   3.28%                                            3.67%
                                                                      ===========                                       ============
Net yield on interest-earning
  assets (3)                                                              3.51%                                            3.80%
                                                                      ===========                                       ============
Interest-earning assets to
  interest-bearing liabilities                                          104.92%                                          103.17%
                                                                      ===========                                       ============

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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                        Three Months Ended December 31, 2000
                                                                                    Compared to
                                                                        Three Months Ended December 31, 1999
                                                                                Increase (Decrease)
                                                                                Due to Change in (1)
                                                        ---------------------------------------------------------------------
                                                                                                                 Total
                                                               Volume                    Rate                    Change
                                                        -------------------      -------------------      -------------------

Interest income:
       Loans (2)                                        $           39,835       $           (2,309)      $           37,526
       Mortgage-backed securities                                   (9,845)                   6,430                   (3,415)
       Federal funds sold and securities
         purchased under agreements  to resell                      (7,755)                   4,584                   (3,171)
       Trading securities                                              (70)                     (24)                     (94)
       Investment securities                                             8                       45                       53
       Other interest-earning assets                                (4,444)                   3,376                   (1,068)
                                                        -------------------      -------------------      -------------------
           Total interest income                                    17,729                   12,102                   29,831
                                                        -------------------      -------------------      -------------------

Interest expense:
       Deposit accounts                                              8,100                   13,764                   21,864
       Borrowings                                                    1,622                    2,158                    3,780
                                                        -------------------      -------------------      -------------------
           Total interest expense                                    9,722                   15,922                   25,644
                                                        -------------------      -------------------      -------------------

Increase in net interest income                         $            8,007       $           (3,820)      $            4,187
                                                        ===================      ===================      ===================

-----------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 2001 quarter increased $29.8 million (or 17.7%) from the level in the 2000 quarter as a result of higher average balances of loans and leases receivable, which was partially offset by decreases in the average balances of mortgage-backed securities of $277.0 million and federal funds of
$239.8 million.

The Bank's net interest spread decreased to 3.28% in the 2001 quarter from 3.67%
in the 2000 quarter. The 39 basis point decrease primarily reflected the average cost of interest-bearing liabilities that increased at a rate greater than the rate in the average yield of interest-earning assets. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 104.92% for the 2001 quarter compared to 103.17% for the 2000 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $37.5 million from the 2000 quarter primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased by an average of $835.8 million (or 19.9%), resulted in a $16.1 million (or 21.8%) increase in interest income from such loans. Slightly higher average yields on single-family residential loans contributed to the increased income. Average balances of automobile loans, commercial loans and real estate construction loans increased $684.1 million,
$218.7 million and $55.0 million, respectively, and contributed to a $12.8 million, $5.4 million and $2.0 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan and lease portfolio in the 2001 quarter decreased two basis points (from 8.40% to 8.38%) from the average yield in the 2000 quarter. Contributing to the slightly lower net yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans, which have higher risks of default, to lower yielding prime automobile loans and leases, with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 29.5% during the 2001 quarter from 34.6% during the
2000 quarter. Effective November 9, 2000, the Bank stopped originating subprime automobile loans. The Bank continues to service and collect these loans.
Increases in the average yield on home equity, construction and commercial loans partially offset the decrease in the average yield on the loan and lease portfolio.

Interest income on mortgage-backed securities decreased $3.4 million (or 17.1%)
primarily because of lower average balances. The effect of the $277.0 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 6.20% to 6.55%.

Interest expense on deposits increased $21.9 million (or 47.8%) during the 2001 quarter due to increased average rates and average balances. The 91 basis point increase in the average rate on deposits (from 3.33% to 4.24%) resulted from a shift in the deposit mix towards higher cost certificates of deposit. The Bank used brokered deposits as an alternative funding source to a greater extent during the 2001 quarter than it did during the 2000 quarter.

Interest expense on borrowings increased $3.8 million (or 9.1%) in the 2001 quarter over the 2000 quarter. Higher average balances on Federal Home Loan Bank advances of $126.3 million, or 6.6%, and, to a lesser extent, an increase in the average rate on such borrowings (from 5.61% to 5.83%), resulted in an increase of $2.9 million in interest expense. Also contributing to the increase in interest expense on borrowings was a $69.7 million increase in the average balance and an increase in average yield (from 4.82% to 5.92%) in other borrowings. Partially offsetting the increased expense on borrowings was an
$89.5 million decrease in the average balance in securities sold under repurchase agreements.

PROVISION FOR LOAN AND LEASE LOSSES. The Bank's provision for loan and lease losses increased to $15.9 million in the 2001 quarter from $11.0 million in the
2000 quarter. The $4.9 million increase primarily reflected increased traditional seasonal delinquencies and charge-offs in subprime automobile loans and other consumer loans. See "Financial Condition - Asset Quality - Allowances for Losses."

OTHER INCOME. Other non-interest income increased to $46.7 million in the 2001 quarter from $32.2 million in the 2000 quarter. The $14.5 million (or 45.2%)
increase was primarily attributable to an increase in servicing and securitization income, gains on sales of loans and deposit servicing fees.
Partially offsetting this increase was an increase in losses on sales of trading securities.

Servicing and securitization income increased $8.7 million (or 149.0%) during the 2001 quarter primarily as a result of increased securitization balances due to two securitizations of automobile loan receivables which took place during the latter half of fiscal 2000. The Bank did not securitize and sell any loan receivables during the current or prior corresponding quarter.

Deposit servicing fees increased $4.1 million (or 19.5%) during the 2001 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

OPERATING EXPENSES. Operating expenses for the 2001 quarter increased $11.9 million (or 13.9%) from the level in the 2000 quarter. Salaries and employee benefits increased $3.9 million (or 8.3%). On November 9, 2000 the Bank stopped originating subprime automobile loans and recognized expenses of $3.0 million related to the closing of the subprime origination network. Also contributing to increased operating expenses for the 2001 quarter was an increase in loan expenses as a result of a $3.5 million recovery in the 2000 quarter of prior valuation adjustments recorded against the Bank's mortgage servicing assets. In addition, loan expenses increased due to an increase in the amortization of capitalized mortgage servicing rights which resulted from acquisitions of single-family residential mortgage servicing rights during fiscal year 2000.

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
-------------------------------------------------------------------------------

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

Date: February 14, 2001         Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: February 14, 2001         Ross E. Heasley
      -----------------         -----------------------------------------------
                                Ross E. Heasley
                                Vice President and Principal Accounting Officer