Form 10-Q
period 2001-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2001-05-15
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                                -----------------------------------------------

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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of May 14, 2001, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at March 31, 2001 and
                     September 30, 2000

         (b)    Consolidated Statements of Operations for the three-month
                     and six-month periods ended March 31, 2001 and 2000

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     and six-month periods ended March 31, 2001 and 2000

         (d)    Consolidated Statements of Cash Flows for the six-month
                     periods ended March 31, 2001 and 2000

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended March 31, 2001 compared to
                          three months ended March 31, 2000

                     Six months ended March 31, 2001 compared to
                          three months ended March 31, 2000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                        March 31      September 30
(In thousands)                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                               $  254,513       $  209,861
    Office and industrial                                                                                  163,551          148,581
    Other                                                                                                    2,825            3,991
                                                                                                    ---------------  ---------------
                                                                                                           420,889          362,433
    Accumulated depreciation                                                                              (131,988)        (124,184)
                                                                                                    ---------------  ---------------
                                                                                                           288,901          238,249
Land parcels                                                                                                44,064           39,716
Construction in progress                                                                                    13,758           49,096
Cash and cash equivalents                                                                                    9,870           18,129
Other assets                                                                                                87,234           85,674
                                                                                                    ---------------  ---------------
                    Total real estate assets                                                               443,827          430,864
------------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                    352,960          388,233
Federal funds sold and securities purchased under agreements to resell                                     133,000           40,000
Loans held for sale                                                                                        250,884          126,108
Loans held for secruitization and sale                                                                      65,000           70,000
Investment securities (market value $46,263 and $45,559, respectively)                                      45,696           45,648
Trading securities                                                                                          12,057            3,380
Mortgage-backed securities (market value $875,833 and $1,025,540, respectively)                            879,613        1,046,809
Loans and leases receivable (net of allowance for losses of $57,018 and $54,018, respectively)           8,334,286        8,105,031
Federal Home Loan Bank stock                                                                               105,764           97,676
Real estate held for investment or sale (net of allowance for losses of $83,013 and $80,954,
 respectively)                                                                                              45,252           49,386
Property and equipment, net                                                                                394,085          362,469
Goodwill and other intangible assets, net                                                                   28,276           25,270
Interest only strips, net                                                                                   34,900           16,763
Servicing assets, net                                                                                           --           75,045
Other assets                                                                                               292,116          233,176
                                                                                                    ---------------  ---------------
                    Total banking assets                                                                10,973,889       10,684,994
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 11,417,716     $ 11,115,858
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                  $  315,817       $  307,214
Notes payable - secured                                                                                    207,500          200,000
Notes payable - unsecured                                                                                   50,090           47,463
Deferred gains - real estate                                                                               113,045          112,834
Accrued dividends payable - preferred shares of beneficial interest                                         22,594           25,885
Other liabilities and accrued expenses                                                                      38,599           44,971
                                                                                                    ---------------  ---------------
                    Total real estate liabilities                                                          747,645          738,367
------------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         7,217,603        7,037,789
Borrowings                                                                                                 397,043          540,349
Federal Home Loan Bank advances                                                                          2,095,272        1,946,971
Other liabilities                                                                                          384,590          296,436
Capital notes -- subordinated                                                                              250,000          250,000
                                                                                                    ---------------  ---------------
                    Total banking liabilities                                                           10,344,508       10,071,545
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        82,215           79,028
Minority interest -- other                                                                                 218,307          218,307
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       11,392,675       11,107,247
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516              516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642            6,642
Paid-in surplus                                                                                             92,943           92,943
Deficit                                                                                                    (31,597)         (49,642)
Accumulated other comprehensive loss                                                                        (1,615)              --
                                                                                                    ---------------  ---------------
                                                                                                            66,889           50,459
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)         (41,848)
                                                                                                    ---------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                                                  25,041            8,611
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 11,417,716     $ 11,115,858
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                   For the Three Months Ended          For the Six Months Ended
                                                                             March 31                           March 31
                                                               -----------------------------------  --------------------------------
(In thousands, except per share amounts)                              2001              2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                               $     25,509      $   22,594       $   48,846       $   43,315
Office and industrial (including $812, $820, $1,637 and $1,033
    of rental income from banking segment, respectively)                   10,463           8,717           20,434           15,740
Other                                                                         489             936            1,220            1,626
                                                               ------------------- ---------------  ---------------  ---------------
Total income                                                               36,461          32,247           70,500           60,681
------------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                 15,945          14,101           31,053           27,691
    Office and industrial properties                                        2,744           2,426            5,297            4,419
    Land parcels and other                                                    276             331              643              634
Interest expense                                                           12,731          11,615           25,037           22,551
Capitalized interest                                                         (101)           (242)            (421)            (467)
Amortization of debt expense                                                  225             162              416              318
Depreciation                                                                4,165           4,044            8,063            7,498
Advisory, management and leasing fees - related parties                     2,991           2,717            5,824            5,194
General and administrative                                                    403             854            1,104            2,767
                                                               ------------------- ---------------  ---------------  ---------------
Total expenses                                                             39,379          36,008           77,016           70,605
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                               2,114           1,875            3,998            3,978
Gain on sale of property                                                       --              --            2,545               --
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                   $      (804)     $   (1,886)       $      27       $   (5,946)
------------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                     $    181,001      $  152,454       $  358,031       $  291,958
Mortgage-backed securities                                                 14,944          18,877           31,498           38,846
Trading securities                                                            372             354              661              737
Investment securities                                                         683             655            1,378            1,297
Other                                                                       4,031           5,948            8,045           14,201
                                                               ------------------- ---------------  ---------------  ---------------
Total interest income                                                     201,031         178,288          399,613          347,039
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                           64,742          51,276          132,367           97,037
Borrowings                                                                 45,057          40,890           90,450           82,503
                                                               ------------------- ---------------  ---------------  ---------------
Total interest expense                                                    109,799          92,166          222,817          179,540
                                                               ------------------- ---------------  ---------------  ---------------
Net interest income                                                        91,232          86,122          176,796          167,499
Provision for loan and lease losses                                       (18,016)        (12,774)         (33,939)         (23,762)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        73,216          73,348          142,857          143,737
------------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                        26,004           7,629           40,503           13,452
Deposit servicing fees                                                     24,130          19,503           49,108           40,397
Gain on trading securities, net                                             7,093              80            5,293              358
Loss on real estate held for investment or sale, net                         (729)         (1,370)          (1,609)          (1,486)
Gain (loss) on sales of loans, net                                          3,721            (405)           6,967           (1,317)
Other                                                                       7,915           5,103           14,588           11,306
                                                               ------------------- ---------------  ---------------  ---------------
Total other income                                                         68,134          30,540          114,850           62,710
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                   For the Three Months Ended          For the Six Months Ended
                                                                            March 31                           March 31
                                                               -----------------------------------  --------------------------------
(In thousands, except per share amounts)                              2001              2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                       $     48,616      $   49,094       $   99,433       $   95,996
Loan                                                                       15,531           1,755           22,020            2,829
Property and equipment (including $812, $820, $1,637 and $1,033
   of rental expense paid to real estate segment, respectively)             8,781           8,373           17,207           15,308
Marketing                                                                   2,066           2,826            5,689            5,009
Data processing                                                             6,835           6,437           13,079           12,528
Depreciation and amortization                                               8,450           7,983           16,856           15,979
Deposit insurance premiums                                                    363             301              709            1,474
Amortization of goodwill and other intangible assets                          575             670            1,173            1,386
Other                                                                      13,361          13,097           26,116           25,828
                                                               ------------------- ---------------  ---------------  ---------------
Total operating expenses                                                  104,578          90,536          202,282          176,337
------------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                             $     36,772      $   13,352       $   55,425       $   30,110
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                     $     35,968      $   11,466       $   55,452       $   24,164
Income tax provision                                                       12,162           3,102           16,853            6,719
                                                               ------------------- ---------------  ---------------  ---------------
Income before minority interest                                            23,806           8,364           38,599           17,445
Minority interest held by affiliates                                       (3,736)           (669)          (5,190)          (1,742)
Minority interest -- other                                                 (6,327)         (6,327)         (12,656)         (12,656)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                             $     13,743      $    1,368       $   20,753       $    3,047
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                     $     12,389       $      14       $   18,045        $     339

NET INCOME PER COMMON SHARE
Income before minority interest                                      $       4.65       $    1.45        $    7.44        $    3.05
Minority interest held by affiliates                                        (0.77)          (0.14)           (1.08)           (0.36)
Minority interest -- other                                                  (1.31)          (1.31)           (2.62)           (2.62)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                          $       2.57        $     --        $    3.74        $    0.07
------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===================================================================================================================================

                                                                  For the Three Months Ended          For the Six Months Ended
                                                                            March 31                           March 31
                                                              -----------------------------------  --------------------------------
(Dollars in thousands)                                               2001              2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                          $     13,743      $    1,368       $   20,753       $    3,047
Other comprehensive income:
    Net unrealized holding losses                                         (1,198)             (6)          (1,615)              (9)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                          $     12,545      $    1,362       $   19,138       $    3,038
-----------------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                         $       516       $     516        $     516        $     516
                                                              ------------------- ---------------  ---------------  ---------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                             6,642           6,642            6,642            6,642
                                                              ------------------- ---------------  ---------------  ---------------

PAID-IN SURPLUS
Beginning and end of period                                               92,943          92,943           92,943           92,943
                                                              ------------------- ---------------  ---------------  ---------------

DEFICIT
Beginning of period                                                      (43,986)        (66,256)         (49,642)         (63,884)
Net income                                                                13,743           1,368           20,753            3,047
Minority interest in capital contribution                                     --              --               --           (2,697)
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                             (1,354)         (1,354)          (2,708)          (2,708)
                                                              ------------------- ---------------  ---------------  ---------------
End of period                                                            (31,597)        (66,242)         (31,597)         (66,242)
                                                              ------------------- ---------------  ---------------  ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                         (417)              3               --                6
Net unrealized holding gains (losses)                                     (1,198)             (6)          (1,615)              (9)
                                                              ------------------- ---------------  ---------------  ---------------
End of period                                                             (1,615)             (3)          (1,615)              (3)
                                                              ------------------- ---------------  ---------------  ---------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                           (41,848)        (41,848)         (41,848)         (41,848)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                $     25,041      $   (7,992)      $   25,041       $   (7,992)
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

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                       For the Six Months Ended
                                                                                                                 March 31
                                                                                                    --------------------------------
(In thousands)                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                        $      (7)      $   (3,919)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                             8,063            7,498
    Gain on sale of property                                                                                (2,545)              --
    Decrease in accounts receivable and accrued income                                                       1,330              707
    Increase in deferred tax asset                                                                              (4)          (2,112)
    Increase (decrease) in accounts payable and accrued expenses                                            (5,938)              25
    Amortization of debt expense                                                                               890              793
    Equity in earnings of unconsolidated entities                                                           (3,998)          (3,978)
    Other                                                                                                    4,944            7,718
                                                                                                    ---------------  ---------------
                                                                                                             2,735            6,732
                                                                                                    ---------------  ---------------
Banking
Net income                                                                                                  20,760            6,966
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                               2,241           (2,199)
    Depreciation and amortization                                                                           16,856           15,979
    Provision for loan and lease losses                                                                     33,939           23,762
    Capitalized interest on real estate under development                                                   (1,683)          (1,815)
    Proceeds from sales of trading securities                                                              187,894          180,142
    Net fundings of loans held for sale and/or securitization                                             (546,546)        (423,386)
    Proceeds from sales of loans held for sale and/or securitization                                       637,976          248,936
    (Gain) loss on sales of real estate held for sale                                                          248             (959)
    Provision for losses on real estate held for investment or sale                                          2,100               --
    Gain on trading securities, net                                                                         (5,293)            (358)
    Increase in interest-only strips                                                                       (18,137)             (93)
    (Increase) decrease in servicing assets                                                                 10,218          (34,316)
    (Increase) decrease in goodwill and other intangible assets                                             (3,000)           1,393
    Decrease in other assets                                                                                 3,506            7,722
    Increase in other liabilities                                                                           26,187           30,180
    Minority interest held by affiliates                                                                     5,190            1,742
    Minority interest - other                                                                                4,875            4,875
    Other                                                                                                   39,641           38,717
                                                                                                    ---------------  ---------------
                                                                                                           416,972           97,288
                                                                                                    ---------------  ---------------
Net cash provided by operating activities                                                                  419,706          104,020
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                          (17,067)         (24,867)
Property acquisitions                                                                                      (15,159)         (18,441)
Property sales                                                                                               7,287              832
Equity investment in unconsolidated entities                                                                 1,467            3,263
Other                                                                                                            2          (22,456)
                                                                                                    ---------------  ---------------
                                                                                                           (23,470)         (61,669)
                                                                                                    ---------------  ---------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                                13,157            6,575
Net proceeds from maturities of investment securities                                                           --           34,000
Net proceeds from sales of real estate                                                                       9,758            9,061
Net fundings of loans and leases receivable                                                               (143,072)        (474,430)
Principal collected on mortgage-backed securities                                                          165,779          124,386
Purchases of Federal Home Loan Bank stock                                                                  (21,244)         (12,709)
Purchases of investment securities                                                                             (31)         (35,061)
Purchases of loans receivable                                                                             (564,327)        (909,493)
Purchases of property and equipment                                                                        (48,533)         (25,495)
Other                                                                                                       (4,634)             548
                                                                                                    ---------------  ---------------
                                                                                                          (593,147)      (1,282,618)
                                                                                                    ---------------  ---------------
Net cash used in investing activities                                                                     (616,617)      (1,344,287)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
====================================================================================================================================
                                                                                                       For the Six Months Ended
                                                                                                                 March 31
                                                                                                    --------------------------------
(In thousands)                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                        $   14,160       $   48,258
Principal curtailments and repayments of mortgages                                                          (5,557)          (4,162)
Proceeds from secured note financings                                                                       13,000           20,200
Repayments of secured note financings                                                                       (5,500)              --
Proceeds from sales of unsecured notes                                                                       5,385            4,764
Repayments of unsecured notes                                                                               (2,758)          (5,054)
Costs of obtaining financings                                                                                 (254)          (1,848)
Dividends paid - preferred shares of beneficial interest                                                    (6,000)          (7,500)
                                                                                                    ---------------  ---------------
                                                                                                            12,476           54,658
                                                                                                    ---------------  ---------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                    20,919,769       18,024,942
Customer withdrawals of deposits and payments for maturing certificates of deposit                     (20,739,955)     (17,244,836)
Net increase in securities sold under repurchase agreements                                               (138,464)         (37,130)
Advances from the Federal Home Loan Bank                                                                 3,800,748          947,471
Repayments of advances from the Federal Home Loan Bank                                                  (3,652,447)        (795,703)
Net increase (decrease) in other borrowings                                                                 (4,842)          42,109
Cash dividends paid on preferred stock                                                                      (4,875)          (4,875)
Cash dividends paid on common stock                                                                         (8,000)          (8,000)
Other                                                                                                       61,968           28,046
                                                                                                    ---------------  ---------------
                                                                                                           233,902          952,024
                                                                                                    ---------------  ---------------
Net cash provided by financing activities                                                                  246,378        1,006,682
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                        49,468         (233,585)
Cash and cash equivalents at beginning of period                                                           446,362          608,003
                                                                                                    ---------------  ---------------
Cash and cash equivalents at end of period                                                              $  495,830       $  374,418
------------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                       $    9,870       $   17,578
    Banking
        Cash and other deposits                                                                            352,960          276,840
        Federal funds sold and securities purchased under agreements to resell                             133,000           80,000
                                                                                                    ---------------  ---------------
    Cash and cash equivalents at end of period                                                          $  495,830       $  374,418
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                               241,567       $  186,691
        Income taxes paid (refunded)                                                                           109          (66,810)
        Shares of Saul Centers, Inc. common stock                                                            3,852            1,835
        Transfer of Tysons Park Place to real estate segment from banking segment                               --           37,000
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                               2,055            1,835
        Distributions from Saul Holdings Limited Partnership                                                 3,263            3,263

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                                   2,079            2,732
    Loans held for sale exchanged for trading securities                                                   192,045          179,649
    Loans receivable transferred to loans held for securitization and sale                                 396,529          275,000
    Loans made in connection with the sale of real estate                                                       --              569
    Loans receivable transferred to real estate acquired in settlement of loans                                376              412

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

4. Adoption of Recently Issued Accounting Standards

The Bank adopted Statement of Financial Accounting Standards No. 138,
"Accounting for Certain Derivative Instruments and Certain Hedging Activities"
("SFAS 138) and Statement of Financial Accounting Standards No. 133, "Accounting
for Derivative Instruments and Hedging Activities" ("SFAS 133") concurrently on
October 1, 2000. SFAS 138 amends SFAS 133 and addresses several issues causing implementation difficulties for companies required to apply SFAS 133.

Under SFAS 138 and SFAS 133, all derivative instruments are recognized as either assets or liabilities in the statement of financial position and measured at fair value, with any change in the fair value of derivative instruments included in either current income or other comprehensive income.

At March 31, 2001, the Bank had an unrealized loss of $2.0 million, net of related taxes, which is included in other comprehensive income and relates to the changes in the fair value of derivative instruments designated as cash flow hedges.

5. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                                March 31,        September 30,
                                                   2001               2000
                                              ---------------    ---------------
                                                       (In thousands)

Single-family residential                         $  245,337         $  116,480
Home improvement and related loans                     5,547              9,628
                                              ---------------    ---------------
Total                                             $  250,884         $  126,108
                                              ===============    ===============

LOAN HELD FOR SECURITIZATION AND SALE:

At March 31, 2001 and September 30, 2000, loans held for securitization and sale totaled $65.0 and $70.0 million, respectively, were composed of automobile loans.

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                               March 31,         September 30,
                                                 2001                2000
                                            ----------------    ----------------
                                                      (In thousands)

Single-family residential                       $  5,016,933        $  4,896,439
Home equity                                          306,518             274,355
Real estate construction and ground                  485,178             507,461
Commercial real estate and multifamily                31,554              39,917
Commercial                                         1,129,414           1,015,146
Automobile                                           644,686             719,276
Subprime automobile                                  528,510             620,588
Leasing                                              742,294             568,091
Home improvement and related loans                    86,379              77,345
Overdraft lines of credit and other
 consumer                                             31,716              31,608
                                            ----------------    ----------------
                                                   9,003,182           8,750,226
                                            ----------------    ----------------

Less:
Undisbursed portion of loans                         653,819             630,205
Unearned discounts and net deferred
 loan origination costs                              (41,941)            (39,028)
Allowance for loan losses                             57,018              54,018
                                            ----------------    ----------------
                                                     668,896             645,195
                                            ----------------    ----------------
Total                                           $  8,334,286        $  8,105,031
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

Real estate held for investment or sale is composed of the following:

                                                 March 31,       September 30,
                                                    2001              2000
                                               ---------------   ---------------
                                                        (In thousands)
 Real estate held for investment (net of
  allowance for losses of $202 for both
  periods)                                         $      925          $    925
 Real estate held for sale (net of allowance
  for losses of $82,352 and $80,752,
  respectively)                                        44,327            48,461
                                               ---------------   ---------------

 Total real estate held for investment or sale     $   45,252        $   49,386
                                               ===============   ===============

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at March 31, 2001, consisted primarily of hotels, office projects and land parcels. At March 31, 2001 the hotel portfolio included 18 properties containing 3,578 available rooms and the office portfolio consisted of 12 properties containing 1,888,000 square feet of gross leasable area.

Overall, the hotel portfolio experienced an average occupancy rate of 63.8% and an average room rate of $96.14 during the six-month period ended March 31, 2001.
The 15 hotel properties owned by the Real Estate Trust throughout the first six-month periods of both fiscal 2001 and 2000 experienced average occupancy rates of 64.2% and 64.8%, respectively, and average room rates of $95.60 and
$87.58 respectively. Seven of these hotels registered improved occupancies and eleven registered higher average room rates in the current period.

Office space in the Real Estate Trust's office property portfolio was 96% leased at March 31, 2001, compared to leasing rates of 98% and 96% at September 30,
2000 and at March 31, 2000, respectively. At March 31, 2001, the office portfolio consisted of 12 properties and had a total gross leasable area of approximately 1.9 million square feet, of which 206,000 square feet (10.9%) and
214,000 square feet (11.3%), are subject to leases whose terms expire in the balance of fiscal 2001 and in fiscal 2002, respectively.

BANKING

General. At March 31, 2001, the Bank's assets were unchanged from the last quarter at $11.0 billion. Total loans and leases decreased $25.5 million during the quarter to $8.7 billion at March 31, 2001. This decrease was primarily due to the securitization and sale of $401.5 million of automobile loan receivables, which was partially offset by increases in residential and home equity loans.
The Bank recorded operating income of $36.8 million during the quarter ended
March 31, 2001, compared to operating income $13.4 million in the prior corresponding quarter. The results from the current quarter included a pre-tax gain of $9.4 million from the sale of the Bank's interest in Star Systems, Inc., an ATM network in which the Bank was a member, as well as a gain of $14.1 million on the aforementioned securitization and sale of automobile loan receivables. Also contributing to the increased income were increased interest income on single-family and automobile loans which was partially offset by a decrease in interest income on mortgage-backed securities and increases in interest expense, provision for loan and lease losses and operating expenses.

At March 31, 2001, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.43%, 5.43%, 6.92% and 10.67%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

During the quarter ended March 31, 2001, the Bank declared and paid out of the retained earnings a cash dividend on its Common Stock in the amount of $400 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                      March 31,           December 31,          September 30,
                                                                         2001                 2000                  2000
                                                                 -------------------- --------------------- ---------------------

 Non-performing assets:
       Non-accrual loans:
            Residential                                           $            6,409   $             5,464   $             5,171
            Real estate construction and ground                                    -                     -                    70
            Subprime automobile                                               12,367                13,043                12,026
            Other consumer                                                     6,667                 6,246                 5,399
                                                                 -------------------- --------------------- ---------------------
                Total non-accrual loans (1)                                   25,443                24,753                22,666
                                                                 -------------------- --------------------- ---------------------

       Real estate owned                                                     127,137               134,077               129,213
       Allowance for losses on real estate owned                             (82,811)              (81,789)              (80,752)
                                                                 -------------------- --------------------- ---------------------
            Real estate owned, net                                            44,326                52,288                48,461
                                                                 -------------------- --------------------- ---------------------

 Total non-performing assets                                      $           69,769   $            77,041   $            71,127
                                                                 ==================== ===================== =====================

 Allowance for losses on loans and leases                         $           57,018   $            54,518   $            54,018
 Allowance for losses on real estate held for investment                         202                   202                   202
 Allowance for losses on real estate owned                                    82,811                81,789                80,752
                                                                 -------------------- --------------------- ---------------------

       Total allowances for losses                                $          140,031   $           136,509   $           134,972
                                                                 ==================== ===================== =====================

 Ratios:

       Non-performing assets, net to total assets (2)                          0.11%                 0.20%                 0.16%

       Allowance for losses on real estate loans to non-accrual
         real estate loans (1)                                               145.25%               149.96%               167.58%

       Allowance for losses on consumer loans and leases to
         non-accrual consumer loans (1)(3)                                   206.62%               190.93%               219.97%

       Allowance for losses on loans and leases
          to non-accrual loans (1)                                           224.10%               220.25%               238.32%

       Allowance for losses on loans and leases to total loans
          and leases receivable (4)                                            0.65%                 0.62%                0.65%

 (1)   Before deduction of allowances for losses.
 (2)   Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
 (3)   Includes subprime automobile loans.
 (4)   Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $69.8 million, after valuation allowances on REO of $82.8 million, at March 31, 2001, compared to $77.0 million, after valuation allowances on REO of $81.8 million, at December 31, 2000. In addition to the valuation allowances on REO, the Bank maintained $57.0 million and $54.5 million of valuation allowances on its loan and lease portfolio at March 31, 2001 and
December 31, 2000, respectively. The $7.2 million decrease in non-performing assets for the current quarter was attributable to a net decrease in REO of $7.9 million and an increase in non-accrual loans of $0.7 million. See "Non-accrual
Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $25.4 million at March
31, 2001, as compared to $24.8 million at December 31, 2000. At March 31, 2001, non-accrual loans consisted of $6.4 million of non-accrual real estate loans and
$19.0 million of non-accrual consumer and other loans compared to non-accrual real estate loans of $5.5 million and non-accrual consumer and other loans of
$19.3 million at December 31, 2000.

REO. At March 31, 2001, the Bank's REO totaled $44.3 million, after valuation allowances on such assets of $82.8 million as set forth in the following table.
The principal component of REO consists of four planned unit developments (the
"Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                                                    Balance                 Balance
                     Number                          Before                  After     Percent
                     of         Gross    Charge-   Valuation   Valuation   Valuation      of
                    Properties  Balance   Offs     Allowances  Allowances  Allowances   Total
                    ----------------------------------------------------------------------------

                                              (Dollars in thousands)
                    ----------------------------------------------------------------------------
Communities             4      $ 144,316 $ 32,509  $   111,807  $  77,491   $   34,316    77.4%

Residential ground      2          3,549        -        3,549      1,689        1,860     4.2%

Commercial permanent    1          3,169        -        3,169          -        3,169     7.1%

Commercial ground       2         10,961    2,732        8,229      3,631        4,598    10.4%

Single-family
residential
properties              3            384        -          384          -          384     0.9%
                    ----------------------------------------------------------------------------

   Total REO           12      $ 162,379 $ 35,241  $   127,138  $  82,811   $   44,327   100.0%
                    ============================================================================

During the three months ended March 31, 2001, REO decreased $8.0 million, which was primarily a result of increased sales in the Communities.

During the three months ended March 31, 2001, the Bank received revenues of
$10.8 million from the disposition of 146 residential lots or units in the
Communities ($10.7 million) and various single-family residential properties
($0.1 million).

Delinquent Loans. At March 31, 2001, delinquent loans totaled $101.3 million, or
1.2% of loans, compared to $124.9 million, or 1.4% of loans, at December 31,
2000. The following table sets forth information regarding the Bank's delinquent loans at March 31, 2001.

                                           Principal Balance
                                        (Dollars in Thousands)
                      ------------------------------------------------------------
                                         Subprime       Other                        Total as a
                      Real Estate       Automobile      Consumer                     Percentage
                         Loans            Loans           Loans          Total       of Loans (1)
                      -------------    -------------    -----------    -----------   -----------

Loans delinquent for:
30-59 days......         $   4,884       $   61,130      $  15,387       $ 81,401          1.0%
60-89 days......               496           13,955          5,401         19,852          0.2%
                      -------------    -------------    -----------    -----------   -----------
  Total............      $   5,380       $   75,085      $  20,788      $ 101,253          1.2%
                      =============    =============    ===========    ===========   ===========
--------------------------
(1)     Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $5.4 million at March 31, 2001, from
$7.4 million at December 31, 2000.

Total delinquent subprime automobile loans decreased to $75.1 million at March
31, 2001, from $94.7 million at December 31, 2000, primarily as a result of declining delinquency rates from December's traditional seasonal high. Effective
November 9, 2000, the Bank stopped the origination of subprime automobile loans.
The Bank will continue its collection efforts on the existing portfolio.

Other consumer loans delinquent 30-89 days decreased to $20.8 million at March
31, 2001, from $22.8 million at December 31, 2000, as a result of declining delinquency rates from December's seasonal high.

Troubled Debt Restructurings. At March 31, 2001 and December 31, 2000, the Bank
had no troubled debt restructurings.

Real Estate Held for Investment. At March 31, 2001 and December 31, 2000, real estate held for investment consisted of one property with book value of $1.1 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                                                                   Three Months
                                                                               Six Months Ended                       Ended
                                                                                  March 31,                          March 31,
                                                                 ------------------------------------------
                                                                           2001                 2000                 2001
                                                                 --------------------- --------------------  ---------------------

 Balance at beginning of period                                   $            54,018   $           58,139    $            54,518
                                                                 --------------------- --------------------  ---------------------

 Provision for loan and lease losses                                           33,939               23,762                 18,016
                                                                 --------------------- --------------------  ---------------------

 Charge-offs:
       Single-family residential and home equity                                 (381)                (485)                  (211)
       Subprime automobile                                                    (26,555)             (20,010)               (13,213)
       Other                                                                   (8,191)              (4,657)                (4,472)
                                                                 --------------------- --------------------  ---------------------
           Total charge-offs                                                  (35,127)             (25,152)               (17,896)
                                                                 --------------------- --------------------  ---------------------

 Recoveries:
       Single-family residential and home equity                                   38                   68                     35
       Subprime automobile                                                      3,127                  616                  1,723
       Other                                                                    1,023                  706                    622
                                                                 --------------------- --------------------  ---------------------
           Total recoveries                                                     4,188                1,390                  2,380
                                                                 --------------------- --------------------  ---------------------

 Charge-offs,  net of recoveries                                              (30,939)             (23,762)               (15,516)
                                                                 --------------------- --------------------  ---------------------

 Balance at end of period                                         $            57,018   $           58,139    $            57,018
                                                                 ===================== ====================  =====================

 Provision for loan losses to average loans and leases  (1) (2)                 0.79%                0.68%                  0.82%
 Net loan charge-offs to average loans and leases (1) (2)                       0.72%                0.68%                  0.71%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                                     0.65%                0.74%                  0.65%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization.
 (3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                    March 31,
                                       -----------------------------------------------------------
                                                    2001                             2000               September 30, 2000
                                       ----------------------------- ----------------------------- ------------------------------
                                                       Percent of                    Percent of                     Percent of
                                                        Loans to                      Loans to                       Loans to
                                         Amount        Total Loans     Amount        Total Loans     Amount        Total Loans
                                       -------------- -------------- -------------- -------------- -------------- ---------------

Balance at end of period allocated to:

Single-family residential              $       2,686        60.7%   $       3,578        58.5%   $       2,686         60.3%

Home equity                                      447         3.5               556         3.3               448          3.3

Commercial real estate and multifamily         1,394         0.4             9,189         0.9               893          0.5

Real estate construction and ground            4,141         4.9             3,820         3.3             4,757          3.6

Commercial                                     9,021         6.2             4,666         6.3             6,904          7.2

Automobile                                    11,534        16.6             3,334        18.7             7,534         16.3

Subprime automobile                           25,782         6.2            28,782         7.4            28,782          7.4

Home improvement and related loans             1,523         1.1             3,523         1.4             1,523          1.0

Overdraft lines of credit and
    other consumer                               490         0.4               691         0.4               491          0.4
                                       --------------                --------------                --------------

    Total                              $      57,018                 $      58,139                 $      54,018
                                       ==============                ==============                ==============

Real Estate Held for Investment or Sale
(Dollars in thousands)

 Activity in Allowance for Losses
                                                                                                              Three Months
                                                                          Six Months Ended                        Ended
                                                                             March 31,                           March 31,
                                                      --------------------------------------------------
                                                                2001                      2000                      2001
                                                      ------------------------  ------------------------  ------------------------

 Balance at beginning of period:
       Real estate held for investment                 $                  202    $                  202    $                  202
       Real estate held for sale                                       80,752                    84,405                    81,789
                                                      ------------------------  ------------------------  ------------------------
         Total                                                         80,954                    84,607                    81,991
                                                      ------------------------  ------------------------  ------------------------

 Provision for real estate losses:
       Real estate held for sale                                        2,100                         -                     1,050
                                                      ------------------------  ------------------------  ------------------------
         Total                                                          2,100                         -                     1,050
                                                      ------------------------  ------------------------  ------------------------

 Charge-offs:

       Real estate held for sale:
          Residential ground                                                -                       (64)                        -
          Commercial ground                                                 -                      (111)                        -
          Communities                                                     (41)                     (881)                      (28)
                                                      ------------------------  ------------------------  ------------------------

                                Total                                     (41)                   (1,056)                      (28)
                                                      ------------------------  ------------------------  ------------------------

 Balance at end of period:
       Real estate held for investment                                    202                       202                       202
       Real estate held for sale                                       82,811                    83,349                    82,811
                                                      ------------------------  ------------------------  ------------------------
         Total                                         $               83,013    $               83,551    $               83,013
                                                      ========================  ========================  ========================

 Components of Allowance for Losses
                                                               March 31,              December 31,             September 30,
                                                                2001                      2000                      2000
                                                      ------------------------  ------------------------  ------------------------

 Allowance for losses on real estate
   held for investment                                 $                  202    $                  202    $                  202
                                                      ------------------------  ------------------------  ------------------------

 Allowance for losses on real estate held for sale:
       Residential ground                                               1,689                     1,689                     1,689
       Commercial ground                                                3,631                     3,631                     3,631
       Communities                                                     77,491                    76,469                    75,432
                                                      ------------------------  ------------------------  ------------------------
         Total                                                         82,811                    81,789                    80,752
                                                      ------------------------  ------------------------  ------------------------

          Total allowance for losses on real
            estate held for investment or sale         $               83,013    $               81,991    $               80,954
                                                      ========================  ========================  ========================

At March 31, 2001, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale increased to $140.0 million, from $136.5 million at December 31, 2000. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $91.7 million at March 31, 2001, which constituted 68.7% of total non-performing real estate assets, before valuation allowances. During the three months ended March 31, 2001, the Bank recorded net charge-offs of $0.4 million on these assets. The allowance for losses on real estate held for sale at March 31, 2001, is in addition to approximately $35.2 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at March 31, 2001.

At March 31, 2001 and December 31, 2000, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $39.3 million and $36.8 million, respectively. The increase is primarily due to growth in the portfolio of consumer loans as well as increases in loss rates on that portfolio for fiscal 2001. The ratios of the allowance for losses on consumer loans to non-performing consumer loans and to outstanding consumer loans increased to 206.6% and 1.9%, respectively, at March 31, 2001, compared to 190.9% and 1.6%, respectively, at December 31, 2000.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 2001, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank's loans are based on recent actual and market experience.
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
(Dollars in thousands)

                                                              More than      More than      More than
                                                             Six Months       One Year    Three Years
                                              Six Months        through        through        through     More than
                                                 or Less       One Year    Three Years     Five Years    Five Years           Total
                                           ------------- -------------- -------------- -------------- ------------- ---------------
 As of March 31, 2001 Real estate loans:
    Adjustable-rate                        $  1,458,504  $     262,979  $     920,721  $     484,723  $    206,450  $    3,333,377
     Fixed-rate                                 160,061        169,262        532,299        367,812       759,618       1,989,052
     Home equity credit lines and second
      mortgages                                 238,392         15,132         49,751         33,206        57,179         393,660
 Commercial                                     508,764         17,920         56,817         38,239        21,603         643,343
 Consumer and other                             426,187        339,410      1,020,155        224,725        21,395       2,031,872
 Loans held for sale                            250,884              -              -              -             -         250,884
 Loans held for securitization and sale          65,000              -              -              -             -          65,000
 Mortgage-backed securities                     310,808        159,042        211,972         83,296       114,495         879,613
 Trading securities                              12,057              -              -              -             -          12,057
 Other investments                              317,175              -         45,696              -             -         362,871
                                           ------------- -------------- -------------- -------------- ------------- ---------------

    Total interest-earning assets             3,747,832        963,745      2,837,411      1,232,001     1,180,740       9,961,729
 Total non-interest earning assets                    -              -              -              -     1,012,160       1,012,160
                                           ------------- -------------- -------------- -------------- ------------- ---------------

     Total assets                          $  3,747,832  $     963,745  $   2,837,411  $   1,232,001  $  2,192,900  $   10,973,889
                                           ============= ============== ============== ============== ============= ===============

 Deposits:
     Fixed maturity deposits               $  1,515,243  $     697,687  $     654,525  $      53,518  $          -  $    2,920,973
     NOW, statement and passbook accounts     1,908,202         32,691        108,881         74,107       157,931       2,281,812
     Money market deposit accounts            1,415,533              -              -              -             -       1,415,533
 Borrowings:
     Capital notes - subordinated                     -              -              -        150,000       100,000         250,000
     Other                                      866,098        146,937        630,847        796,540        51,894       2,492,316
                                           ------------- -------------- -------------- -------------- ------------- ---------------
    Total interest-bearing liabilities        5,705,076        877,315      1,394,253      1,074,165       309,825       9,360,634
 Minority interest                                    -              -              -              -       144,000         144,000
 Total non-interest bearing liabilities               -              -              -              -       983,874         983,874
 Stockholders' equity                                 -              -              -              -       485,381         485,381
                                           ------------- -------------- -------------- -------------- ------------- ---------------
   Total liabilities and stockholders'
    equity                                 $  5,705,076  $     877,315  $   1,394,253  $   1,074,165  $  1,923,080  $   10,973,889
                                           ============= ============== ============== ============== ============= ===============

 Gap                                       $ (1,957,244) $      86,430  $   1,443,158  $     157,836  $    870,915
 Cumulative gap                            $ (1,957,244) $  (1,870,814) $    (427,656) $    (269,820) $    601,095
  Adjusted cumulative gap as a percentage
         of total assets                        (17.8)%        (17.0)%         (3.9)%         (2.5)%         5.5%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 17.0% at March 31, 2001, compared to a negative 18.1% at
December 31, 2000. The modest improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable rate mortgage loans with repricing terms of less than one-year, partially offset by an increase in NOW, statement savings and money market deposit accounts and short-term borrowings with maturities of one year or less. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At March 31, 2001, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at March 31,
2001, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                      Minimum                       Excess
                                                          Actual                Capital Requirement                 Capital
                                               --------------------------  --------------------------   --------------------------
                                                                As a %                      As a %                       As a %
                                                   Amount      of Assets       Amount      of Assets       Amount       of Assets
                                               --------------- ----------  --------------- ----------   --------------  ----------

Stockholders' equity per financial statements  $      506,644
    Minority interest in REIT Subsidiary (1)          144,000
    Accumulated other comprehensive income (2)          2,018
                                               ---------------
                                                      652,662

Adjustments for tangible and core capital:
    Intangible assets                                 (52,005)
    Non-includable subsidiaries  (3)                   (1,413)
    Non-qualifying purchased/originated loan
     servicing rights                                  (5,217)
                                               ---------------
       Total tangible capital                         594,027      5.43%   $      164,084      1.50%    $     429,943       3.93%
                                               --------------- ==========  =============== ==========   ==============  ==========

       Total core capital (4)                         594,027      5.43%   $      437,558      4.00%    $     156,469       1.43%
                                               --------------- ==========  =============== ==========   ==============  ==========

       Tier 1 risk-based capital (4)                  594,027      6.92%   $      343,173      4.00%    $     251,669       2.94%
                                               --------------- ==========  =============== ==========   ==============  ==========

Adjustments for total risk-based capital:
    Subordinated capital debentures                   250,000
    Allowance for general loan and lease
     losses                                            57,018
                                               ---------------
       Total supplementary capital                    307,018
                                               ---------------
       Total available capital                        901,045
    Equity investments (3)                             (4,888)
                                               ---------------
       Total risk-based capital (4)            $      896,157     10.67%   $      686,346      8.00%    $     211,440       2.69%
                                               =============== ==========  =============== ==========   ==============  ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Under OTS policy, accumulated other comprehensive income is excluded from regulatory capital.
(3) Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
"credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at March 31, 2001, after valuation allowances of $82.8 million, by the fiscal year in which the property was acquired through foreclosure.

                          Fiscal Year          (In thousands)
                          ----------------   -----------------

                          1990                     $   10,340 (1)(2)
                          1991                         23,977 (2)
                          1992                              -
                          1993                              -
                          1994                              -
                          1995                          4,872 (2)
                          1996                              -
                          1997                              -
                          1998                              -
                          1999                              -
                          2000                          5,075
                          2001                             63
                                             ------------------
                          Total REO                $   44,327
                                             =================
-----------------------
(1) Includes REO, with an aggregate net book value of $4.9 million, which the
    Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $34.3 million, for which the Bank received an extension of the holding periods through August 4,
    2001.

Although the bank stopped originating new subprime auto loans effective November
9, 2000, the Bank's subprime automobile lending portfolio at March 31, 2001 continued to exceed 25% of its Tier 1 capital. As a result, the Bank remains potentially subject to the recently issued supplemental guidance for subprime lending, including increased capital requirements of 1 1/2 to 3 times the amount required for non-subprime assets of the same type.

LIQUIDITY AND CAPITAL RESOURCES

General. The Real Estate Trust's cash requirements include operating expenses, debt service, debt principal repayment and development and capital expenditures.
During fiscal 2000, 1999 and 1998, the Real Estate Trust generated positive cash flow from operating activities and is expected to do so for the foreseeable future. However, the Real Estate Trust's cash flow from operating activities has historically been insufficient to pay principal and interest on its outstanding debt securities and to fund development and capital expenditures. These cash needs have historically been funded through external sources including additional borrowings and refinancings and proceeds from asset sales.

The Real Estate Trust's other uses for cash include certain discretionary items such as dividends on its preferred shares, investments in Saul Centers, Inc., and other investment opportunities. During fiscal 2000 these discretionary items totaled approximately $17.4 million. The Real Estate Trust's ability to make such discretionary expenditures depends in part on the receipt of dividends and tax sharing payments from Chevy Chase Bank.

Historically, the Real Estate Trust's total cash requirements have exceeded the cash generated by its operations and the receipt of dividends and tax sharing payments from Chevy Chase Bank. This condition is currently the case and is expected to continue to be so for the foreseeable future. The Real Estate
Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its senior secured notes, and the payment of development and capital improvement costs. In the past, the Real Estate Trust funded such cash requirements through a combination of external funding sources, primarily new financings (including the sale of unsecured notes), refinancings of maturing mortgage debt, asset sales and tax sharing payments from the Bank. See the Consolidated Statements of
Cash Flows included in the Consolidated Financial Statements in this report.

Liquidity. For fiscal 2001, the Real Estate Trust's cash requirements for operating expenses and interest are expected to be met by its revenues from income-producing properties. Debt maturities, including maturities of unsecured notes are expected to be funded by new financings and the sales of new unsecured notes. Development and capital expenditures are expected to be funded in part from construction financing. To the extent that there are any periodic shortfalls, the Real Estate Trust will rely on its lines of credit.

The Real Estate Trust has a $50.0 million secured revolving credit line with an unrelated bank. The current maturity date is September 29, 2002, and it may be extended annually. This facility is secured by a portion of the Real
Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest
is computed by reference to a floating rate index. At March 31, 2001, the Real
Estate Trust had outstanding borrowings of $2.0 million and unrestricted availability of $34.5 million.

The Real Estate Trust has an additional $20.0 million revolving credit line with another unrelated bank. The current maturity date for this line is
November 15, 2002. Interest is computed by reference to a floating rate index.
At March 31, 2001, the Real Estate Trust had outstanding borrowings of $5.5 million and unrestricted availability of $16.4 million.

Through March 31, 2001, the Trust has purchased either in the open market or through dividend reinvestment approximately 2,805,000 shares of common stock of
Saul Centers, Inc.(representing 20.0% of such company's outstanding common stock). As of March 31, 2001, the market value of these shares was approximately
$51.3 million. Substantially all shares have been pledged as collateral with the
Real Estate Trust's two revolving credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings
Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2001, the Real Estate Trust received total cash distributions of
$3.3 million from Saul Holdings. Substantially all of the Real Estate Trust's
ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's two revolving credit line banks.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31,
2001 for the balance of fiscal 2001 and subsequent years is set forth in the following table:

                    Debt Maturity Schedule
                         (In thousands)
-------------------------------------------------------------------
Fiscal        Mortgage   Notes Payable-  Notes Payable-
 Year          Notes        Secured        Unsecured        Total
-------------------------------------------------------------------
2001(1)     $ 24,010       $    ---        $  3,298       $ 27,308
2002          31,141            ---           7,972         39,113
2003          26,845          7,500          11,636         45,981
2004           8,435            ---          10,260         18,695
2005          12,441            ---           8,088         20,529
Thereafter   212,945        200,000           8,836        421,781
-------------------------------------------------------------------
Total       $315,817       $207,500        $ 50,090       $573,407
===================================================================

(1)  April 1, 2001 - September 30, 2001

Of the $315.8 million of mortgage debt outstanding at March 31, 2001, $212.0 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES.

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

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in the Cascades Town Center in Sterling, Virginia for the purpose of constructing a
152- room Hampton Inn. The purchase price was $1.1 million and the seller was
Chevy Chase Bank. Development costs for the hotel are projected to be $11.3 million. The hotel is being financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options. This hotel opened for business on November 27, 2000.

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

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building known as Loudoun Tech Phase I. The cost of development is projected to be $8.4 million and will be financed by a
$7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed during the quarter and the building is expected to be operational by
November 2001.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building known as Dulles North Building Four. Development costs are projected to be $10.8 million and will be financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction of the base building is expected to be completed during the third quarter and the building is expected to be operational by March 2002.

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in
Laurel, Maryland, which contained a 150,000 square foot office/warehouse building. The purchase price was $12.3 million and was financed from the Real
Estate Trust's bank lines. The entire building has been leased to Chevy Chase under a long-term agreement.

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

BANKING

Liquidity. On March 15, 2001, the OTS amended its regulations to repeal the minimum liquidity ratio of 4% and adopted an interim rule that requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. The
Bank's average liquidity ratio for the quarter ended March 31, 2001, was 6.7%, compared to 7.7% for the quarter ended December 31, 2000.

The Bank securitized and sold $401.5 million of automobile receivables during the three months ended March 31, 2001. At March 31, 2001, the Bank is considering the securitization and sale of approximately $300.0 million of automobile loan receivables, including $65.0 million of receivables outstanding at March 31, 2001 and $235.0 million of receivables which the Bank expects to become available through additional fundings during the six months ending
September 30, 2001. As part of its operating strategy, the Bank continues to explore opportunities to sell assets, to securitize and sell home equity, automobile and home loan receivables and exchange mortgage loans for MBS to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $31.0 million and
$25.9 million, respectively, at March 31, 2001, and $40.2 million and $22.3 million, respectively, at December 31, 2000, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of
$2.2 million and $2.7 million at March 31, 2001 and December 31, 2000, respectively, which were classified as trading securities in the Consolidated
Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the
Bank. At March 31, 2001, recourse to the Bank under these arrangements was $8.8 million, consisting of restricted cash accounts of $6.3 million and overcollateralization of receivables of $2.5 million. At December 31, 2000, recourse to the Bank under these arrangements was $9.6 million, consisting of restricted cash accounts of $7.1 million and overcollateralization of receivables of $2.5 million.

The Bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At March 31, 2001 and December 31,
2000, recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at March 31, 2001.
The Bank is developing an office building in Bethesda, Maryland to use as its new corporate headquarters. The project is expected to be completed during the summer of 2001.

The Bank's liquidity requirements in fiscal 2001, and for years subsequent to fiscal 2001, will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 (the "2001 quarter") COMPARED TO
      THREE MONTHS ENDED MARCH 31, 2000 (the "2000 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$3.6 million and an operating loss of $804,000 in the 2001 quarter compared to income before depreciation and amortization of $2.3 million and an operating loss of $1.9 million in the 2000 quarter. The decrease in the operating loss was largely attributable to improved results from income-producing properties.

Income after direct operating expenses from hotel properties increased
$1,070,000 (12.6%) in the 2001 quarter over the level achieved in the 2000 quarter. This increase was attributable to an increase of $1,484,000 from acquisition properties while results from 15 properties owned throughout both quarters decreased by $414,000 (5.1%). The increase in total revenue of
$2,915,000 (12.9%)exceeded the increase of $1,844,000 (13.1%) in direct operating expenses. For the 15 hotels owned throughout both periods, the increase in total revenue was $130,000 (0.6%) and the increase in direct operating expenses was $544,000 (3.9%).

Income after direct operating expenses from office and industrial properties increased $1,428,000 (22.7%) in the 2001 quarter compared to such income in the
2000 quarter. $413,000 (8.5%)of this increase reflected improved results from the eight properties owned throughout both quarters and $1,015,000 (14.2%)
reflected results from acquisition properties. The increase in total revenue of
$1,746,000 (20.0%)exceeded the increase of $318,000 (13.1%)in direct operating expenses. For the eight properties owned throughout both periods, the increase in total revenue was $725,000 (10.7%)and the increase in direct operating expenses was $218,000 (10.7%).

Other income decreased $447,000 (47.8%)during the 2001 quarter due to lower interest income and lack of apartment income in the current period.

Land parcels and other expense decreased $63,000 (19.1%) during the 2001 quarter due to lack of apartment expense in the current period.

Interest expense increased $1,116,000 (9.6%)in the 2001 quarter, primarily because of higher mortgage interest and higher interest on bank lines of credit.
The average balance of the Real Estate Trust's outstanding borrowings increased to $562.5 million for the 2001 quarter from $520.4 million for the 2000 quarter.
The increase in average borrowings was the result of mortgage loan refinancings and lines of credit borrowings. The weighted average cost of borrowings was 9.4%
in the 2001 quarter compared to 9.2% in the 2000 quarter.

Capitalized interest decreased $141,000 (58.4%) during the 2001 quarter due to the lower level of development activity in the current period.

Amortization of debt expense increased $63,000 (38.7%)in the 2001 quarter, primarily due to costs experienced in adding new debt.

Depreciation increased $121,000 (3.0%) in the 2001 quarter as a result of the addition new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $274,000
(10.1%) in the 2001 quarter from their expense level in the 2000 quarter. The monthly advisory fee in the 2001 quarter was $363,000 compared to $349,000 in the 2000 quarter, which resulted in an aggregate increase of $42,000. Management fees increased $233,000 (13.9%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $450,000 in the 2001 quarter, principally as a result of lower legal expense in the current period and the writeoff of abandoned development expenses in the 2000 quarter.

Equity on earnings of unconsolidated entities reflected earnings of $2,114,000 in the 2001 quarter, an increase of $239,000 (12.8%) over the amount recorded in the 2000 quarter. The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING

Overview. The Bank recorded operating income of $36.8 million in the 2001 quarter compared to operating income of $13.4 million in the 2000 quarter. The increase in income for the quarter was primarily attributable to an increase in other income of $37.6 million and interest income on loans and leases of $28.5 million. Partially offsetting the increase in income was an increase in interest expense of $17.6 million and other (non-interest) expense of $14.0 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $5.1 million (or 5.9%) in the 2001 quarter compared to the 2000 quarter. Included in interest income during the 2001 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.8 million for the 2001 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Three Months Ended March 31,
                                        --------------------------------------------------------------------------------------------
                                                             2001                                          2000
                                        ---------------------------------------------- ---------------------------------------------
                                              Average                         Yield/        Average                         Yield/
                                              Balances         Interest        Rate         Balances         Interest        Rate
                                        ------------------ --------------- ----------- ----------------- --------------- -----------
Assets:
 Interest-earning assets:
   Loans and leases receivable, net (1) $       8,781,294  $      181,001       8.24% $      7,298,062  $      152,454       8.36%
   Mortgage-backed securities                     925,616          14,944       6.46          1,220,651          18,877       6.19
   Federal funds sold and securities
     purchased under agreements to
     resell                                        56,360             774       5.49            145,949           2,157       5.91
   Trading securities                              21,050             372       7.07             25,667             354       5.52
   Investment securities                           45,678             683       5.98             45,460             655       5.76
   Other interest-earning assets                  193,440           3,257       6.73            230,627           3,791       6.58
                                        ------------------ ---------------             ----------------- ---------------
     Total                                     10,023,438         201,031       8.02          8,966,416         178,288       7.95
                                                           --------------- -----------                   --------------- -----------

 Noninterest-earning assets:
   Cash                                           260,092                                       281,102
   Real estate held for investment or
    sale                                           48,963                                        47,972
   Property and equipment,  net                   383,291                                       305,904
   Goodwill and other intangible assets,
    net                                            25,972                                        26,947
   Other assets                                   298,144                                       221,293
                                        ------------------                             -----------------
     Total assets                       $      11,039,900                              $      9,849,634
                                        ==================                             =================
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
   Deposit accounts:
     Demand deposits                    $       1,284,814           2,116       0.66   $      1,207,797           2,630       0.87
     Savings deposits                             871,662           3,563       1.64            946,142           4,381       1.85
     Time deposits                              2,981,473          45,955       6.17          2,591,635          34,976       5.40
     Money market deposits                      1,337,221          13,108       3.92          1,091,708           9,289       3.40
                                        ------------------ ---------------             ----------------- ---------------
     Total deposits                             6,475,170          64,742       4.00          5,837,282          51,276       3.51
   Borrowings                                   3,057,580          45,057       5.89          2,765,613          40,890       5.91
                                        ------------------ ---------------             ----------------- ---------------
     Total liabilities                          9,532,750         109,799       4.61          8,602,895          92,166       4.29
                                                           --------------- -----------                   --------------- -----------
 Noninterest-bearing items:
   Noninterest-bearing deposits                   654,798                                       498,612
   Other liabilities                              231,955                                       138,257
   Minority interest                              144,000                                       144,000
   Stockholders' equity                           476,397                                       465,870
                                        ------------------                             -----------------
     Total liabilities and stockholders'
      equity                            $      11,039,900                              $      9,849,634
                                        ==================                             =================

Net interest income                                        $       91,232                                $       86,122
                                                           ===============                               ===============
Net interest spread (2)                                                         3.42%                                        3.67%
                                                                           ===========                                   ===========
Net yield on interest-earning assets (3)                                        3.64%                                        3.84%
                                                                           ===========                                   ===========
Interest-earning assets to
 interest-bearing liabilities                                                 105.15%                                      104.23%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                      Three Months Ended March 31, 2001
                                                                                 Compared to
                                                                      Three Months Ended March 31, 2000
                                                                             Increase (Decrease)
                                                                            Due to Change in (1)
                                                 ----------------------------------------------------------------------------
                                                                                                                Total
                                                         Volume                      Rate                       Change
                                                 ---------------------      ---------------------       ---------------------

Interest income:
        Loans (2)                                $             43,024       $            (14,477)       $             28,547
        Mortgage-backed securities                             (8,916)                     4,983                      (3,933)
        Federal funds sold and securities
          purchased under agreements  to resell                (1,239)                      (144)                     (1,383)
        Trading securities                                       (304)                       322                          18
        Investment securities                                       4                         24                          28
        Other interest-earning assets                          (1,074)                       540                        (534)
                                                 ---------------------      ---------------------       ---------------------
            Total interest income                              31,495                     (8,752)                     22,743
                                                 ---------------------      ---------------------       ---------------------

Interest expense:
        Deposit accounts                                        5,913                      7,553                      13,466
        Borrowings                                              5,109                       (942)                      4,167
                                                 ---------------------      ---------------------       ---------------------
            Total interest expense                             11,022                      6,611                      17,633
                                                 ---------------------      ---------------------       ---------------------

Increase in net interest income                  $             20,473       $            (15,363)       $              5,110
                                                 =====================      =====================       =====================

-----------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2001 quarter increased $22.7 million (or 12.8%) from the level in the 2000 quarter as a result of higher average balances and slightly higher average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.42% in the 2001 quarter, from
3.67% in the 2000 quarter. The 25 basis point decrease primarily reflected an increase in the average cost of interest-bearing liabilities at a greater rate than the increase in the average yield of interest-earning assets. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 105.15% for the 2001 quarter, compared to 104.23% for the 2000 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $28.5 million (or 18.7%) from the 2000 quarter primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $794.3 million (or 18.1%), resulted in a $15.0 million (or 19.6%) increase in interest income from such loans. Average balances of automobile loans, commercial loans and home equity loans increased $437.1 million, $186.8 million and $49.6 million, respectively, and contributed to $8.3 million, $3.7 million and $1.3 million increases in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2001 quarter decreased 12 basis points (from 8.36% to 8.24%) from the average yield in the 2000 quarter.
Contributing to the lower average yield was a decrease in the yield on automobile loans, which resulted from management's decision to shift from higher yielding subprime loans, which have higher risks of default to lower yielding prime automobile loans and leases, with relatively lower risk of default.
Average subprime automobile loans as a percentage of total automobile loans and leases declined to 25.4% during the 2001 quarter from 29.8% during the 2000 quarter. Partially offsetting the decrease in the average loan yield were increases in the average yield on home equity loans (from 8.60% to 8.88%) and home improvement loans (from 8.55% to 9.54%).

Interest income on mortgage-backed securities decreased $3.9 million (or 20.8%)
primarily because of lower average balances. The effect of the $295.0 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 6.19% to 6.46%.

Interest expense on deposits increased $13.5 million (or 26.3%) during the 2001 quarter, due to increased average rates and average balances. The 49 basis point increase in the average rate on deposits (from 3.51% to 4.00%) resulted from a shift in the deposit mix towards higher cost certificates of deposit and money market deposits. The Bank continues to use brokered deposits as an alternative funding source.

Interest expense on borrowings increased $4.2 million (or 10.2%) in the 2001 quarter over the 2000 quarter. A $274.8 million (or 14.1%) increase in average balances on Federal Home Loan Bank advances resulted in an increase of $3.6 million in interest expense from such borrowings.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $18.0 million in the 2001 quarter from $12.8 million in the
2000 quarter. The $5.2 million increase primarily reflected increased charge-offs as a result of the aging of the Bank's loan portfolio following recent growth. See "Financial Condition - Asset Quality - Allowances for
Losses."

Other Income. Other non-interest income increased to $68.1 million in the 2001 quarter from $30.5 million in the 2000 quarter. The $37.6 million (or 123.1%)
increase was primarily attributable to an increase in servicing and securitization income of $18.4 million and an increase in gain on trading securities, net of $7.0 million. Also contributing to the increase in other income was an increase in deposit servicing fees of $4.6 million.

Servicing and securitization income increased $18.4 million (or 240.9%) during the current quarter primarily as a result of a $14.1 million gain resulting from the securitization and sale of $401.5 million of automobile loan receivables in the 2001 quarter. The Bank did not securitize and sell any loan receivables during the 2000 quarter. Two securitizations of automobile loan receivables in the latter half of fiscal 2000 also contributed to increased servicing and securitization in the current quarter.

Gain on trading securities, net increased $7.0 million over the 2000 quarter.
The increase was primarily the result of a non-recurring, pre-tax gain of $9.4 million from the sale of the Bank's interest in Star Systems, Inc. to Concord
EFS, Inc. during the current quarter.

Deposit servicing fees increased $4.6 million (or 23.7%) during the 2001 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2001 quarter increased $14.0 million (or 15.5%) from the level in the 2000 quarter. The increase in operating expenses is largely attributable to an increase in loan expenses. Loan expenses increased $13.8 million primarily due to an $8.0 million write down in the market value of the Bank's mortgage servicing assets as a result of increased prepayments during the current quarter. In addition, the 2000 quarter included a reduction in loan expenses as a result of a $2.8 million recovery of prior valuation adjustments recorded against the Bank's mortgage servicing assets.

SIX MONTHS ENDED MARCH 31, 2001 (the "2001 period") COMPARED TO SIX MONTHS ENDED
    MARCH 31, 2000 (the "2000 period").

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$8.5 million and operating income of $27,000 in the 2001 period compared to income before depreciation and amortization of $1.9 million and an operating loss of $5.9 million in the 2000 period. The changes reflect improved results in operations of hotels and office and industrial properties, partially reduced by higher interest expense. Additionally, in the 2001 period the Trust recognized approximately $2.5 million in gains from the sale of two properties.

Income after direct operating expenses from hotels increased $2,169,000 (13.9%)
in the 2001 period over the level achieved in the 2000 period. $543,000 (3.6%)
of this increase reflected improved results from fifteen hotels owned throughout both periods and $1,626,000 (10.3%) reflected results from acquisition properties. The increase in total revenue of $5,531,000 (12.8%)exceeded the increase of $3,362,000 (12.1%)in direct operating expenses. For the fifteen hotels owned throughout both periods, the increase in total revenue was
$2,343,000 (5.5%)and the increase in direct operating expenses was $1,800,000
(6.6%). The revenue increase was attributable to improved market conditions which permitted the Real Estate Trust to raise average room rates.

Income after direct operating expenses from office and industrial properties increased $3,816,000 (33.7%) in the 2001 period compared to such income in the
2000 period. $894,000 (9.3%) of this increase reflected improved results from the seven properties owned throughout both periods and $2,922,000 (24.4%)
reflected results from acquisition properties. The increase in total revenue of
$4,694,000 (29.8%)exceeded the increase of $878,000 (19.9%)in direct operating expenses. For the eight properties owned throughout both periods, the increase in total revenue was $1,344,000 (10.0%) and the increase in direct operating expenses was $355,000 (9.0%).

Other income decreased $406,000 (25.0%)during the 2001 period primarily due to lower interest income and secondarily to lower apartment income.

Land parcels and other expense increased $1,000 (0.2%) during the 2001 period.

Interest expense increased $2,486,000 (11.0%)in the 2001 period, primarily because of higher mortgage interest and higher interest on bank lines of credit borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $548.0 million for the 2001 period from $499.9 million for the 2000 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and lines of credit of borrowings. The weighted average cost of borrowings was 9.45% in the 2001 period compared to 9.27% in the 2000 period.

Capitalized interest decreased $46,000 (9.9%) during the 2001 period due to the lower level of development activity in the current period.

Amortization of debt expense increased $98,000 (30.9%) in the 2001 period, primarily due to costs experienced in adding new debt.

Depreciation increased $565,000 (7.5%) in the 2001 period as a result of the additions of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $630,000
(12.1%) in the 2001 period from their expense level in the 2000 period. The monthly advisory fee in the 2000 period was $363,000 compared to $349,000 in the prior period, which resulted in an aggregate increase of $84,000. Management and leasing fees increased $546,000 (17.6%) in the current period, reflecting both higher hotel sales and office rents on which fees are based.

General and administrative expense decreased $1,663,000 (60.1%)in the 2001 period, principally because expenses in the 2000 period included a $1.2 million payment to terminate the Howard Johnson franchise at one hotel.

Equity in earnings of unconsolidated entities reflected earnings of $3,998,000 for the 2001 period and earnings of $3,978,000 for the 2000 period, an increase of $20,000 (0.5%). The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING

Overview. The Bank recorded operating income of $55.4 million in the 2001 period compared to operating income of $30.1 million in the 2000 period. The increase in income for the period was primarily attributable to an increase in other income of $52.1 million and interest income on loans and leases of $66.1 million. Partially offsetting the increase in income were increases in interest expense of $43.3 million and other (non-interest) expense of $25.9 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $9.3 million (or 5.6%) in the 2001 period compared to the 2000 period. Included in interest income during the 2001 period was $0.2 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $1.8 million for the 2001 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                        Six Months Ended March 31,
                                        --------------------------------------------------------------------------------------------
                                                               2001                                          2000
                                        ---------------------------------------------- ---------------------------------------------
                                              Average                         Yield/        Average                         Yield/
                                              Balances         Interest        Rate         Balances         Interest        Rate
                                        ------------------ --------------- ----------- ----------------- --------------- -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable,
       net (1)                          $       8,615,603  $      358,031       8.31% $      6,972,919  $      291,958       8.37%
      Mortgage-backed securities                  968,204          31,498       6.51          1,254,203          38,846       6.19
      Federal funds sold and securities
        purchased under agreements to
        resell                                     51,778           1,557       6.01            216,496           6,111       5.65
      Trading securities                           18,324             661       7.21             22,480             737       6.56
      Investment securities                        45,667           1,378       6.03             45,276           1,297       5.73
      Other interest-earning assets               187,514           6,488       6.92            256,388           8,090       6.31
                                        ------------------ ---------------             ----------------- ---------------
        Total                                   9,887,090         399,613       8.08          8,767,762         347,039       7.92
                                                           --------------- -----------                   --------------- -----------

    Noninterest-earning assets:
      Cash                                        276,234                                       291,481
      Real estate held for investment
       or sale                                     52,147                                        48,907
      Property and equipment,  net                376,533                                       305,603
      Goodwill and other intangible
       assets, net                                 25,514                                        27,297
      Other assets                                285,103                                       220,114
                                        ------------------                             -----------------
        Total assets                    $      10,902,621                              $      9,661,164
                                        ==================                             =================
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                 $       1,262,406           4,721       0.75   $      1,181,148           5,181       0.88
        Savings deposits                          873,619           7,515       1.72            963,498           8,997       1.87
        Time deposits                           3,026,989          94,650       6.25          2,418,167          64,172       5.31
        Money market deposits                   1,267,032          25,481       4.02          1,106,012          18,687       3.38
                                        ------------------   -------------             -----------------   -------------
        Total deposits                          6,430,046         132,367       4.12          5,668,825          97,037       3.42
      Borrowings                                2,983,480          90,450       6.06          2,784,774          82,503       5.93
                                        ------------------ ---------------             ----------------- ---------------
        Total liabilities                       9,413,526         222,817       4.73          8,453,599         179,540       4.25
                                                           --------------- -----------                   --------------- -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits                635,623                                       483,257
      Other liabilities                           236,166                                       123,302
      Minority interest                           144,000                                       144,000
      Stockholders' equity                        473,306                                       457,006
                                        ------------------                             -----------------
        Total liabilities and
         stockholders' equity           $      10,902,621                              $      9,661,164
                                        ==================                             =================

Net interest income                                        $      176,796                                $      167,499
                                                           ===============                               ===============
Net interest spread (2)                                                         3.35%                                        3.67%
                                                                           ===========                                   ===========
Net yield on interest-earning
 assets (3)                                                                     3.58%                                        3.82%
                                                                           ===========                                   ===========
Interest-earning assets to
  interest-bearing liabilities                                                105.03%                                      103.72%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                       Six Months Ended March 31, 2001
                                                                                 Compared to
                                                                       Six Months Ended March 31, 2000
                                                                             Increase (Decrease)
                                                                            Due to Change in (1)
                                                 ----------------------------------------------------------------------------
                                                                                                                Total
                                                         Volume                      Rate                       Change
                                                 ---------------------      ---------------------       ---------------------

Interest income:
        Loans (2)                                $             72,242       $             (6,169)       $             66,073
        Mortgage-backed securities                            (12,533)                     5,185                      (7,348)
        Federal funds sold and securities
          purchased under agreements  to resell                (5,640)                     1,086                      (4,554)
        Trading securities                                       (240)                       164                         (76)
        Investment securities                                      11                         70                          81
        Other interest-earning assets                          (3,478)                     1,876                      (1,602)
                                                 ---------------------      ---------------------       ---------------------
            Total interest income                              50,362                      2,212                      52,574
                                                 ---------------------      ---------------------       ---------------------

Interest expense:
        Deposit accounts                                       13,996                     21,334                      35,330
        Borrowings                                              6,079                      1,868                       7,947
                                                 ---------------------      ---------------------       ---------------------
            Total interest expense                             20,075                     23,202                      43,277
                                                 ---------------------      ---------------------       ---------------------

Increase in net interest income                  $             30,287       $            (20,990)       $              9,297
                                                 =====================      =====================       =====================

-----------------------------------------------------------------------------------------------------------------------------
(1) The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2) Includes loans held for sale and/or securitization.

Interest income in the 2001 period increased $52.6 million (or 15.1%) from the level in the 2000 period as a result of higher average balances of loans and leases receivable, which were partially offset by slightly lower average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.35% in the 2001 period, from 3.67%
in the 2000 period. The 32 basis point decrease primarily reflected an increase in the average cost of interest-bearing liabilities at a rate greater than the increase in the average yield of interest-bearing assets. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with higher cost Federal Home Loan Bank advances and brokered deposits. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 105.03% for the 2001 period, compared to 103.72% for the 2000 period.

Interest income on loans, the largest category of interest-earning assets, increased by $66.1 million (or 22.6%), from the 2000 period primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $815.0 million (or 19.0%), resulted in a
$31.1 million (or 20.7%) increase in interest income from such loans. Average balances of automobile loans, commercial loans, real estate construction and home equity loans increased $559.8 million, $203.3 million, $52.9 million and
$44.1 million, respectively, and contributed to a $21.2 million, $9.1 million,
$2.7 million and $2.9 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2001 period decreased six basis points (from 8.37% to 8.31%), from the average yield in the 2000 period.
Contributing to the lower average yield was a decrease in the yield on automobile loans, which resulted from management's decision to shift from higher yielding subprime loans, which have higher risks of default, to lower yielding prime automobile loans and leases, with relatively lower risk of default.
Average subprime automobile loans as a percentage of total automobile loans and leases declined to 27.4% during the 2001 period, from 31.9% during the 2000 period. Partially offsetting the decreased average yield on the loan portfolio was an increase in the average yield on home improvement loans (from 8.89% to
9.50%) and home equity loans (from 8.40% to 9.08%), resulting from increases in the index on which the interest rates on such loans are based.

Interest income on mortgage-backed securities decreased $7.3 million (or 18.9%)
primarily because of lower average balances. The effect of the $286.0 million decrease in average balances was partially offset by an increase in the average interest rates on those securities from 6.19% to 6.51%.

Interest expense on deposits increased $35.3 million (or 36.4%) during the 2001 period due to increased average rates and average balances. The 70 basis point increase in the average rate on deposits (from 3.42% to 4.12%) resulted from a shift in the deposit mix towards higher cost certificates of deposit. The Bank continues to use brokered deposits as an alternative funding source.

Interest expense on borrowings increased $7.9 million (or 9.6%) in the 2001 period over the 2000 period. A $200.1 million (or 10.3%) increase in average balances on Federal Home Loan Bank advances and, to a lesser extent, the increase in the average rate on such borrowings (from 5.62% to 5.70%) resulted in an increase of $6.5 million in interest expense.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $33.9 million in the 2001 period from $23.8 million in the
2000 period. The $10.1 million increase primarily reflected increased charge-offs as a result of the aging of the Bank's loan portfolio following recent growth. See "Financial Condition - Asset Quality - Allowances for
Losses."

Other Income. Other non-interest income increased to $114.9 million in the 2001 period from $62.7 million in the 2000 period. The $52.2 million (or 83.1%)
increase was primarily attributable to an increase in servicing and securitization income of $27.1 million and an increase in gain on trading securities of $4.9 million. Also contributing to the increase in other income was an increase in deposit servicing fees of $8.7 million.

Servicing and securitization income increased $27.0 million (or 201.1%) during the current period primarily as a result of a $14.1 million gain resulting from the securitization and sale of $401.5 million of automobile loan receivables in the 2001 period. Two securitizations of automobile loan receivables in the latter half of fiscal 2000 also contributed to increased servicing and securitization income in the current period.

Gain on trading securities, net increased $4.9 million over the 2000 period. The increase was primarily the result of a non-recurring, pre-tax gain of $9.4 million from the sale of the Bank's interest in Star Systems, Inc. to Concord
EFS, Inc. during the current period.

Deposit servicing fees increased $8.7 million (or 21.6%) during the 2001 period primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2001 period increased $25.9 million (or 14.7%) from the level in the 2000 period. Salaries and employee benefits increased $3.4 million (or 3.6%). The Bank recognized $3.0 million of expenses related to the closing of its subprime origination network during
December 2000. The increase in operating expenses is largely attributable to an increase in loan expenses. Loan expenses increased $19.2 million primarily due to an $8.0 million write down in the market value of the Bank's mortgage servicing assets as a result of increased prepayments during the current period.
In addition, the 2000 period included a reduction in loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the
Bank's mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this Item is included in Item 2 "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

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
              hereby incorporated by reference.

      (n)     Registration Rights Agreement dated as of March 25, 1998 among the Trust, Merrill Lynch and Co., Merrill Lynch, Pierce, Fenner
              and Smith Incorporated and Friedman, Billings, Ramsey and Co.,
              Inc. as filed as Exhibit 4(c) to Registration Statement
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

                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                -----------------------------------------------
                                (Registrant)

Date: May 14, 2001              Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: May 14, 2001              Bill D. Tzamaras
      -----------------         -----------------------------------------------
                                Bill D. Tzamaras
                                Vice President and Principal Accounting Officer