Form 10-Q
period 2001-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2001-08-14
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                                -----------------------------------------------

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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of August 14, 2001, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at June 30, 2001 and
                     September 30, 2000

         (b)    Consolidated Statements of Operations for the three-month
                     and nine-month periods ended June 30, 2001 and 2000

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     and nine-month periods ended June 30, 2001 and 2000

         (d)    Consolidated Statements of Cash Flows for the Nine-month
                     periods ended June 30, 2001 and 2000

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended June 31, 2001 compared to
                          three months ended June 31, 2000

                     Nine months ended June 30, 2001 compared to
                          Nine months ended June 30, 2000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                    June 30     September 30
(In thousands)                                                                                       2001           2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                           $  256,567     $  209,861
    Office and industrial                                                                              164,166        148,581
    Other                                                                                                2,825          3,991
                                                                                                 -------------- --------------
                                                                                                       423,558        362,433
    Accumulated depreciation                                                                          (136,237)      (124,184)
                                                                                                 -------------- --------------
                                                                                                       287,321        238,249
Land parcels                                                                                            43,070         39,716
Construction in progress                                                                                14,886         49,096
Cash and cash equivalents                                                                               11,025         18,129
Other assets                                                                                            88,511         85,674
                                                                                                 -------------- --------------
                    Total real estate assets                                                           444,813        430,864
------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                387,008        388,233
Federal funds sold and securities purchased under agreements to resell                                  65,000         40,000
Loans held for sale                                                                                    342,953        126,108
Loans held for securitization and sale                                                                 300,000         70,000
Investment securities (market value $46,189 and $45,559, respectively)                                  45,702         45,648
Trading securities                                                                                       7,477          3,797
Mortgage-backed securities (market value $1,570,855 and $1,025,540, respectively)                    1,593,387      1,046,809
Loans and leases receivable (net of allowance for losses of $60,018 and $54,018, respectively)       7,822,769      8,105,031
Federal Home Loan Bank stock                                                                           118,114         97,676
Real estate held for investment or sale (net of allowance for losses of $84,030 and
 $80,954, respectively)                                                                                 34,113         49,386
Property and equipment, net                                                                            413,803        362,469
Goodwill and other intangible assets, net                                                               27,664         25,270
Interest only strips, net                                                                               35,266         16,763
Other assets                                                                                           264,487        312,339
                                                                                                 -------------- --------------
                    Total banking assets                                                            11,457,743     10,689,529
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 11,902,556   $ 11,120,393
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                              $  319,385     $  307,214
Notes payable - secured                                                                                207,000        200,000
Notes payable - unsecured                                                                               50,264         47,463
Deferred gains - real estate                                                                           113,045        112,834
Accrued dividends payable - preferred shares of beneficial interest                                     20,948         25,885
Other liabilities and accrued expenses                                                                  33,294         44,971
                                                                                                 -------------- --------------
                    Total real estate liabilities                                                      743,936        738,367
------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                     7,198,212      7,037,789
Borrowings                                                                                             617,844        540,349
Federal Home Loan Bank advances                                                                      2,342,284      1,946,971
Other liabilities                                                                                      406,946        300,971
Capital notes -- subordinated                                                                          250,000        250,000
                                                                                                 -------------- --------------
                    Total banking liabilities                                                       10,815,286     10,076,080
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                    84,830         79,028
Minority interest -- other                                                                             218,307        218,307
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   11,862,359     11,111,782
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                     516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                              6,642          6,642
Paid-in surplus                                                                                         92,943         92,943
Deficit                                                                                                (18,399)       (49,642)
Accumulated other comprehensive gain                                                                       343             --
                                                                                                 -------------- --------------
                                                                                                        82,045         50,459
Less cost of 1,814,688 common shares of beneficial interest in treasury                                (41,848)       (41,848)
                                                                                                 -------------- --------------
TOTAL SHAREHOLDERS' EQUITY                                                                              40,197          8,611
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 11,902,556   $ 11,120,393
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

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                            June 30                         June 30
                                                                -------------------------------- -----------------------------
(In thousands, except per share amounts)                             2001             2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                             $     28,511      $   27,188     $   77,357     $   70,503
Office and industrial (including $1,179, $820, $2,816 and $1,853
    of rental income from banking segment, respectively)                 10,548           9,140         30,982         24,880
Other                                                                       509             692          1,729          2,318
                                                                ----------------  -------------- -------------- --------------
Total income                                                             39,568          37,020        110,068         97,701
------------------------------------------------------------------------------------------------------------------------------
Expenses Direct operating expenses:
    Hotels                                                               16,435          15,659         47,488         43,350
    Office and industrial properties                                      3,130           2,450          8,427          6,869
    Land parcels and other                                                  282             341            925            975
Interest expense                                                         12,697          11,903         37,734         34,454
Capitalized interest                                                       (103)           (326)          (524)          (793)
Amortization of debt expense                                                201             173            617            491
Depreciation                                                              4,249           3,588         12,312         11,086
Advisory, management and leasing fees - related parties                   3,113           2,951          8,937          8,145
General and administrative                                                  348             793          1,452          3,560
                                                                ----------------  -------------- -------------- --------------
Total expenses                                                           40,352          37,532        117,368        108,137
------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                             2,076           1,734          6,074          5,712
Gain on sale of property                                                  3,170             999          5,715            999
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                $      4,462      $    2,221     $    4,489     $   (3,725)
------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                   $    172,629      $  169,190     $  530,660     $  461,148
Mortgage-backed securities                                               16,455          18,527         47,953         57,373
Trading securities                                                        1,043             233          1,704            970
Investment securities                                                       682             660          2,060          1,957
Other                                                                     3,202           4,316         11,247         18,517
                                                                ----------------  -------------- -------------- --------------
Total interest income                                                   194,011         192,926        593,624        539,965
------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                         58,699          58,637        191,066        155,674
Borrowings                                                               42,758          45,605        133,208        128,108
                                                                ----------------  -------------- -------------- --------------
Total interest expense                                                  101,457         104,242        324,274        283,782
                                                                ----------------  -------------- -------------- --------------
Net interest income                                                      92,554          88,684        269,350        256,183
Provision for loan and lease losses                                     (16,683)        (10,760)       (50,622)       (34,522)
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      75,871          77,924        218,728        221,661
------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                      10,907           8,718         49,530         21,655
Deposit servicing fees                                                   25,538          23,294         74,646         63,691
Gain (loss) on trading securities, net                                    3,732          (1,879)        13,057          1,672
Loss on real estate held for investment or sale, net                      5,246             252          3,637           (189)
Gain (loss) on sales of loans, net                                          176           4,916          3,111           (639)
Other                                                                     8,008           8,214         24,476         20,143
                                                                ----------------  -------------- -------------- --------------
Total other income                                                       53,607          43,515        168,457        106,333
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                            June 30                         June 30
                                                                -------------------------------- -----------------------------
(In thousands, except per share amounts)                             2001             2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                     $     48,001      $   49,249     $  147,434     $  145,245
Loan                                                                     10,382           5,715         32,402          8,652
Property and equipment (including $1,179, $820, $2,816 and $1,853
    of rental expense paid to real estate segment, respectively)          9,054           8,072         26,261         23,380
Marketing                                                                 2,351           2,997          8,040          8,006
Data processing                                                           7,479           5,762         20,558         18,290
Depreciation and amortization                                             8,542           8,106         25,398         24,085
Deposit insurance premiums                                                  365             321          1,074          1,795
Amortization of goodwill and other intangible assets                        612             642          1,785          2,028
Other                                                                    12,612          14,674         38,728         40,502
                                                                ----------------  -------------- -------------- --------------
Total operating expenses                                                 99,398          95,538        301,680        271,983
------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                           $     30,080      $   25,901     $   85,505     $   56,011
------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                   $     34,542      $   28,122     $   89,994     $   52,286
Income tax provision                                                     10,735           8,395         27,588         15,114
                                                                ----------------  -------------- -------------- --------------
Income before extraordinary item and minority interest                   23,807          19,727         62,406         37,172
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       --            (140)            --           (140)
                                                                ----------------  -------------- -------------- --------------
Income before minority interest                                          23,807          19,587         62,406         37,032
Minority interest held by affiliates                                     (2,926)         (2,360)        (8,116)        (4,102)
Minority interest -- other                                               (6,329)         (6,329)       (18,985)       (18,985)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                           $     14,552      $   10,898     $   35,305     $   13,945
------------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                   $     13,198      $    9,544     $   31,243     $    9,883

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest             $       4.65       $    3.81     $    12.08      $    6.86
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                       --           (0.03)            --          (0.03)
                                                                ----------------  -------------- -------------- --------------
Income before minority interest                                            4.65            3.78          12.08           6.83
Minority interest held by affiliates                                      (0.61)          (0.49)         (1.68)         (0.85)
Minority interest -- other                                                (1.31)          (1.31)         (3.93)         (3.93)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                        $       2.73       $    1.98      $    6.47      $    2.05
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

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================

                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                           June 30                         June 30
                                                                -------------------------------- -----------------------------
(Dollars in thousands)                                               2001             2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                         $     14,552      $   10,898     $   35,305     $   13,945
Other comprehensive income:
    Net unrealized holding gains (losses)                                 1,958              (7)           343            (10)
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                         $     16,510      $   10,891     $   35,648     $   13,935
------------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                        $       516       $     516      $     516      $     516
                                                                ----------------  -------------- -------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                            6,642           6,642          6,642          6,642
                                                                ----------------  -------------- -------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                              92,943          92,943         92,943         92,943
                                                                ----------------  -------------- -------------- --------------

DEFICIT
Beginning of period                                                     (31,597)        (66,242)       (49,642)       (63,884)
Net income                                                               14,552          10,898         35,305         13,945
Minority interest in capital contribution                                    --              --             --         (2,697)
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                            (1,354)         (1,354)        (4,062)        (4,062)
                                                                ----------------  -------------- -------------- --------------
End of period                                                           (18,399)        (56,698)       (18,399)       (56,698)
                                                                ----------------  -------------- -------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                      (1,615)              3             --              6
Net unrealized holding gains (losses)                                     1,958              (7)           343            (10)
                                                                ----------------  -------------- -------------- --------------
End of period                                                               343              (4)           343             (4)
                                                                ----------------  -------------- -------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                          (41,848)        (41,848)       (41,848)       (41,848)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                         $     40,197      $    1,551     $   40,197     $    1,551
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

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Nine Months Ended
                                                                                                           June 30
                                                                                                 -----------------------------
(In thousands)                                                                                       2001           2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                   $    2,842     $   (2,461)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                                                        12,312         11,077
    Early extinguishment of debt, net of taxes                                                              --            140
    Gain on sale of property                                                                            (5,715)            --
    Increase in accounts receivable and accrued income                                                  (1,524)        (3,642)
    (Increase) decrease in deferred tax asset                                                            4,925         (1,498)
    Increase in accounts payable and accrued expenses                                                  (10,626)        (5,982)
    Amortization of debt expense                                                                         1,326          1,205
    Equity in earnings of unconsolidated entities                                                       (6,073)        (5,712)
    Other                                                                                                5,679         12,685
                                                                                                 -------------- --------------
                                                                                                         3,146          5,812
                                                                                                 -------------- --------------
Banking
Net income                                                                                              32,463         16,406
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                           6,430         (2,941)
    Depreciation and amortization                                                                       25,398         24,085
    Provision for loan and lease losses                                                                 50,622         34,522
    Capitalized interest on real estate under development                                               (2,017)        (2,771)
    Proceeds from sales of trading securities                                                          580,247        226,395
    Net fundings of loans held for sale and/or securitization                                       (1,211,151)      (542,070)
    Proceeds from sales of loans held for sale and/or securitization                                   825,744        697,009
    (Gain) loss on sales of real estate held for sale                                                    6,104           (724)
    Provision for losses on real estate held for investment or sale                                      3,150            350
    Gain on trading securities, net                                                                    (13,057)        (1,672)
    Increase in interest-only strips                                                                   (18,503)        (8,052)
    (Increase) decrease in servicing assets                                                              5,173        (40,513)
    (Increase) decrease in goodwill and other intangible assets                                         (2,386)         2,036
    (Increase) decrease in other assets                                                                 43,191        (25,395)
    Increase in other liabilities                                                                       32,560         21,379
    Minority interest held by affiliates                                                                 8,116          4,102
    Minority interest - other                                                                            7,313          7,313
    Other                                                                                               56,532         63,282
                                                                                                 -------------- --------------
                                                                                                       435,929        472,741
                                                                                                 -------------- --------------
Net cash provided by operating activities                                                              439,075        478,553
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                      (20,577)       (39,469)
Property acquisitions                                                                                  (15,159)       (19,517)
Property sales, net                                                                                     10,991            903
Equity investment in unconsolidated entities                                                             2,201          4,895
Other                                                                                                        2        (22,656)
                                                                                                 -------------- --------------
                                                                                                       (22,542)       (75,844)
                                                                                                 -------------- --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                            22,630          4,052
Net proceeds from maturities of investment securities                                                       --         44,000
Net proceeds from sales of real estate                                                                  15,908         12,067
Net fundings of loans and leases receivable                                                             42,159       (838,294)
Principal collected on mortgage-backed securities                                                      292,784        193,167
Purchases of Federal Home Loan Bank stock                                                              (43,067)       (20,414)
Purchases of investment securities                                                                         (32)       (45,048)
Purchases of loans receivable                                                                       (1,353,712)    (1,342,440)
Purchases of property and equipment                                                                    (76,823)       (75,192)
Disbursements for real estate held for investment or sale                                                   --         (9,762)
Other                                                                                                      665         15,920
                                                                                                 -------------- --------------
                                                                                                    (1,099,488)    (2,061,944)
                                                                                                 -------------- --------------
Net cash used in investing activities                                                               (1,122,030)    (2,137,788)
------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
==============================================================================================================================
                                                                                                  For the Nine Months Ended
                                                                                                           June 30
                                                                                                 -----------------------------
(In thousands)                                                                                       2001           2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                    $   22,439     $   92,440
Principal curtailments and repayments of mortgages                                                     (10,268)       (29,530)
Proceeds from secured note financings                                                                   18,000         24,200
Repayments of secured note financings                                                                  (11,000)       (17,000)
Proceeds from sales of unsecured notes                                                                   7,038          7,265
Repayments of unsecured notes                                                                           (4,237)        (7,367)
Costs of obtaining financings                                                                             (680)        (1,735)
Dividends paid - preferred shares of beneficial interest                                                (9,000)        (7,500)
                                                                                                 -------------- --------------
                                                                                                        12,292         60,773
                                                                                                 -------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                                32,036,231     28,285,272
Customer withdrawals of deposits and payments for maturing certificates of deposit                 (31,875,808)   (27,150,480)
Net increase (decrease) in securities sold under repurchase agreements                                  66,021       (117,289)
Advances from the Federal Home Loan Bank                                                             8,075,953      1,571,731
Repayments of advances from the Federal Home Loan Bank                                              (7,680,640)    (1,319,030)
Net increase in other borrowings                                                                        11,474         44,436
Cash dividends paid on preferred stock                                                                  (7,313)        (7,313)
Cash dividends paid on common stock                                                                    (12,000)       (12,000)
Other                                                                                                   73,416         46,699
                                                                                                 -------------- --------------
                                                                                                       687,334      1,342,026
                                                                                                 -------------- --------------
Net cash provided by financing activities                                                              699,626      1,402,799
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                    16,671       (256,436)
Cash and cash equivalents at beginning of period                                                       446,362        608,003
                                                                                                 -------------- --------------
Cash and cash equivalents at end of period                                                          $  463,033     $  351,567
------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                   $   11,025     $    8,598
    Banking
        Cash and other deposits                                                                        387,008        287,969
        Federal funds sold and securities purchased under agreements to resell                          65,000         55,000
                                                                                                  -------------- --------------
    Cash and cash equivalents at end of period                                                      $  463,033     $  351,567
------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
        Interest (net of amount capitalized)                                                           373,704     $  315,543
        Income taxes paid (refunded)                                                                   (23,951)       (56,255)
        Shares of Saul Centers, Inc. common stock                                                        5,843          2,790
        Transfer of Tysons Park Place to real estate segment from banking segment                           --         37,000
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                           3,150          2,790
        Distributions from Saul Holdings Limited Partnership                                             4,895          4,895

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                               2,992          4,242
    Loans held for sale exchanged for trading securities                                             1,413,654        224,261
    Loans receivable transferred to loans held for securitization and sale                             631,529        514,390
    Loans made in connection with the sale of real estate                                                   --            976
    Loans receivable transferred to real estate acquired in settlement of loans                            376            546
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                         837,661          4,798

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

Under SFAS 138 and SFAS 133, all derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value, with any change in the fair value of derivative instruments included in either current income or other comprehensive income.

At June 30, 2001, the Bank had an unrealized gain of $0.4 million, net of related taxes, which is included in other comprehensive income and relates to the changes in the fair value of derivative instruments designated as cash flow hedges.

5. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                               June 30,        September 30,
                                                 2001               2000
                                            ---------------    ---------------
                                                     (In thousands)

Single-family residential                       $  331,271         $  116,480
Home improvement and related loans                  11,682              9,628
                                            ---------------    ---------------
Total                                           $  342,953         $  126,108
                                            ===============    ===============

LOAN HELD FOR SECURITIZATION AND SALE:

At June 30, 2001 and September 30, 2000, loans held for securitization and sale totaled $300,000 and $70,000, respectively, and were composed of automobile loans.

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                               June 30,          September 30,
                                                 2001                2000
                                            ----------------    ----------------
                                                      (In thousands)

Single-family residential                       $  4,329,719        $  4,896,439
Home equity                                          338,793             274,355
Real estate construction and ground                  459,585             507,461
Commercial real estate and multifamily                31,369              39,917
Commercial                                         1,266,987           1,015,146
Automobile                                           628,601             719,276
Subprime automobile                                  477,437             620,588
Leasing                                              927,317             568,091
Home improvement and related loans                    94,227              77,345
Overdraft lines of credit and other
 consumer                                             31,811              31,608
                                            ----------------    ----------------
                                                   8,585,846           8,750,226
                                            ----------------    ----------------

Less:
Undisbursed portion of loans                         741,468             630,205
Unearned discounts and net deferred loan
 origination costs                                   (38,409)           (39,028)
Allowance for loan losses                             60,018              54,018
                                            ----------------    ----------------
                                                     763,077             645,195
                                            ----------------
                                                                ----------------
Total                                           $  7,822,769        $  8,105,031
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

Real estate held for investment or sale is composed of the following:

                                                  June 30,       September 30,
                                                    2001              2000
                                               ---------------   ---------------
                                                         (In thousands)
 Real estate held for investment (net of
  allowance for losses of $202 for both
  periods)                                         $      925         $    925
 Real estate held for sale (net of allowance
  for losses of $83,828 and $80,752,
  respectively)                                        33,188            48,461
                                               ---------------   ---------------

 Total real estate held for investment or sale     $   34,113        $   49,386
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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at June 30, 2001, consisted primarily of hotels, office and industrial properties and land parcels.

At June 30, 2001, the hotel portfolio included 18 properties containing 3,578 available rooms and the office and industrial portfolio consisted of 12 properties containing 1,888,000 square feet of gross leasable area.

Over all, the hotel portfolio experienced an average occupancy rate of 66.8% and a average room rate of $96.35 during the nine-month period ended June 30, 2001.
The fifteen hotel properties owned by the Real Estate Trust throughout the first nine-month periods of fiscal 2001 and 2000 experienced average occupancy rates of 66.9% and 69.8%, respectively, and average room rates of $95.24 and $89.53 respectively. Six of these hotels registered improved occupancies and eleven registered higher average room rates in the current period.

The Real Estate Trust's office and industrial portfolio was 97% leased at June
30, 2001, compared to a leasing rate of 98% at both September 30,2000 and at
June 30, 2000. At June 30, 2001, the office and industrial portfolio had a total gross leasable area of 1.9 million square feet, of which 119,000 square feet
(6.3%) and 215,000 square feet (11.4%) are subject to leases whose terms expire in the balance of fiscal 2001 and in fiscal 2002, respectively.

BANKING

General. The Bank's assets grew during the current quarter to $11.5 billion, an increase of $483.9 million from March 31, 2001. Total loans and leases and mortgage-backed securities increased $529.4 million during the quarter, funded primarily through increases in Federal Home Loan Bank advances and other borrowings. The Bank recorded operating income of $30.1 million during the quarter ended June 30, 2001, compared to operating income of $25.9 million in the prior corresponding quarter. Increased net interest income and a gain on the sale of an office building classified as a commercial REO property were partially offset by increases in the provision for loan and lease losses and operating expenses.

At June 30, 2001, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.29%, 5.29%, 6.83% and 10.51%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

In June 2001, as part of its capital and liquidity management strategy, the Bank exchanged $837.7 million of single family residential loans held in its portfolio for lower risk-weighted mortgage-backed securities, which the Bank retained for its own portfolio.

During the quarter ended June 30, 2001, the Bank declared and paid out of the retained earnings a cash dividend on its Common Stock in the amount of $400 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                   June 30,                 March 31,              September 30,
                                                                     2001                     2001                     2000
                                                             --------------------     ---------------------    ---------------------

 Non-performing assets:
       Non-accrual loans:
            Residential                                       $            6,562       $             6,409      $             5,171
            Real estate construction and ground                                -                         -                       70
            Subprime automobile                                           12,314                    12,367                   12,026
            Other consumer                                                 5,447                     6,667                    5,399
                                                             --------------------     ---------------------    ---------------------
                Total non-accrual loans (1)                               24,323                    25,443                   22,666
                                                             --------------------     ---------------------    ---------------------

       Real estate owned                                                 117,016                   127,137                  129,213
       Allowance for losses on real estate owned                         (83,828)                  (82,811)                 (80,752)
                                                             --------------------     ---------------------    ---------------------
            Real estate owned, net                                        33,188                    44,326                   48,461
                                                             --------------------     ---------------------    ---------------------

 Total non-performing assets                                  $           57,511       $            69,769      $            71,127
                                                             ====================     =====================    =====================

 Allowance for losses on loans and leases                     $           60,018       $            57,018      $            54,018
 Allowance for losses on real estate held for investment                     202                       202                      202
 Allowance for losses on real estate owned                                83,828                    82,811                   80,752
                                                             --------------------     ---------------------    ---------------------

       Total allowances for losses                            $          144,048       $           140,031      $           134,972
                                                             ====================     =====================    =====================

 Ratios:

 Non-performing assets, net to total assets (2)(3)                             -                     0.11%                    0.16%

 Allowance for losses on real estate loans to non-accrual
   real estate loans (1)                                                  97.76%                   135.26%                  167.60%

 Allowance for losses on consumer loans and leases to
   non-accrual consumer loans (1)(4)                                     262.07%                   206.62%                  219.97%

 Allowance for losses on loans and leases
    to non-accrual loans (1)                                             246.75%                   224.10%                  238.32%

 Allowance for losses on loans and leases to total loans
    and leases receivable (5)                                              0.70%                     0.65%                    0.65%

 (1)   Before deduction of allowances for losses.
 (2)   Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
 (3)   Total allowances for losses on loans and leases and real estate held for investment or sale exceed non-performing assets at June 30, 2001.
 (4)   Includes subprime automobile loans.
 (5)   Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $57.5 million, after valuation allowances on REO of $83.8 million, at June 30, 2001, compared to $69.8 million, after valuation allowances on REO of $82.8 million, at March 31, 2001. In addition to the valuation allowances on REO, the Bank maintained $60.0 million and $57.0 million of valuation allowances on its loan and lease portfolio at June 30, 2001 and
March 31, 2001, respectively. The $12.3 million decrease in non-performing assets for the current quarter was attributable to a net decrease in REO of
$11.1 million and in non-accrual loans of $1.2 million. See "Non-accrual Loans"
and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $24.3 million at June
30, 2001, as compared to $25.4 million at March 31, 2001. At June 30, 2001, non-accrual loans consisted of $6.6 million of non-accrual residential loans and
$17.7 million of non-accrual consumer and other loans compared to non-accrual residential loans of $6.4 million and non-accrual consumer and other loans of
$19.0 million at March 31, 2001.

REO. At June 30, 2001, the Bank's REO totaled $33.2 million, after valuation allowances on such assets of $83.8 million as set forth in the following table.
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
                    Properties  Balance   Offs     Allowances  Allowances  Allowances   Total
                    ----------------------------------------------------------------------------
                                              (Dollars in thousands)
                    ----------------------------------------------------------------------------
Communities             4      $ 139,095 $ 32,509  $   106,586  $  78,508   $   28,078    84.6%
Residential ground      2          3,554        -        3,554      1,689        1,865     5.6%
Commercial ground       1          9,375    2,732        6,643      3,631        3,012     9.1%
Single-family
 residential
 properties             2            279       46          233          -          233     0.7%
                    ----------------------------------------------------------------------------
   Total REO            9      $ 152,303 $ 35,287  $   117,016  $  83,828   $   33,188   100.0%
                    ============================================================================

During the three months ended June 30, 2001, REO decreased $11.1 million primarily as a result of additional sales in the Communities and other properties, partially offset by additional capitalized costs.

During the three months ended June 30, 2001, the Bank received revenues of $18.4 million from the disposition of 105 residential lots or units in two of the
Communities ($4.8 million), approximately 12.3 acres of commercial land in two of the Communities ($3.7 million), one commercial property ($9.7 million) and one single-family residential property ($0.2 million).

Delinquent Loans. At June 30, 2001, delinquent loans totaled $111.9 million, or
1.3% of loans, compared to $101.3 million, or 1.2% of loans, at March 31, 2001.
The following table sets forth information regarding the Bank's delinquent loans at June 30, 2001.

                                           Principal Balance
                                         (Dollars in Thousands)
                      ------------------------------------------------------------
                                         Subprime       Other                        Total as a
                      Real Estate       Automobile      Consumer                     Percentage
                         Loans            Loans           Loans          Total       of Loans (1)
                      -------------    -------------    -----------    -----------   -----------

Loans delinquent for:
30-59 days......          $   5,834       $   65,070      $  15,664       $ 86,568          1.0%
60-89 days......              2,482           19,105          3,746         25,333          0.3%
                      -------------    -------------    -----------    -----------   -----------
  Total............       $   8,316       $   84,175      $  19,410      $ 111,901          1.3%
                      =============    =============    ===========    ===========   ===========
--------------------------
(1)     Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $8.3 million at June 30, 2001, from
$5.4 million at March 31, 2001.

Total delinquent subprime automobile loans increased to $84.2 million at June
30, 2001, from a seasonal low of $75.1 million at March 31, 2001. Effective
November 9, 2000, the Bank stopped the origination of subprime automobile loans.
The Bank will continue its collection efforts on the existing portfolio.

Other consumer loans delinquent 30-89 days decreased to $19.4 million at June
30, 2001, from $20.8 million at March 31, 2001.

Troubled Debt Restructurings. At June 30, 2001 and March 31, 2001, the Bank had
no troubled debt restructurings.

Real Estate Held for Investment. At June 30, 2001 and March 31, 2001, real estate held for investment consisted of one property with book value of $1.1 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                                 Nine Months Ended                   Three Months
                                                                                      June 30,                          Ended
                                                                    --------------------------------------------       June 30,
                                                                              2001                   2000                2001
                                                                    ---------------------   --------------------    --------------

 Balance at beginning of period                                      $            54,018     $           58,139      $     57,018
                                                                    ---------------------   --------------------    --------------

 Provision for loan and lease losses                                              50,622                 34,522            16,683
                                                                    ---------------------   --------------------    --------------

 Charge-offs:
       Single-family residential and home equity                                    (621)                  (624)             (240)
       Subprime automobile                                                       (37,641)               (27,880)          (11,086)
       Other                                                                     (13,019)                (7,271)           (4,828)
                                                                    ---------------------   --------------------    --------------
           Total charge-offs                                                     (51,281)               (35,775)          (16,154)
                                                                    ---------------------   --------------------    --------------

 Recoveries:
       Single-family residential and home equity                                      73                     76                35
       Subprime automobile                                                         4,975                  1,555             1,848
       Other                                                                       1,611                  1,121               588
                                                                    ---------------------   --------------------    --------------
           Total recoveries                                                        6,659                  2,752             2,471
                                                                    ---------------------   --------------------    --------------

 Charge-offs,  net of recoveries                                                 (44,622)               (33,023)          (13,683)
                                                                    ---------------------   --------------------    --------------

 Balance at end of period                                            $            60,018     $           59,638      $     60,018
                                                                    =====================   ====================    ==============

 Provision for loan losses to average loans and leases  (1) (2)                    0.78%                  0.63%             0.76%
 Net loan charge-offs to average loans and leases (1) (2)                          0.69%                  0.60%             0.63%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                                        0.70%                  0.73%             0.70%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization.
 (3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                   June 30, 2001                 March 31, 2001             September 30, 2000
                                            ---------------------------   ---------------------------   ---------------------------
                                                           Percent of                    Percent of                    Percent of
                                                            Loans to                      Loans to                      Loans to
                                               Amount      Total Loans       Amount      Total Loans       Amount      Total Loans
                                            -------------- ------------   -------------- ------------   -------------- ------------

Balance at end of period allocated to:

Single-family residential                   $       2,686       54.9%    $       2,686       60.7%    $       2,686       60.3%

Home equity                                           448        4.0                448        3.5                448        3.3

Commercial real estate and multifamily              1,249        0.4              1,394        0.4                893        0.5

Real estate construction and ground                 2,032        3.3              4,141        4.9              4,757        3.6

Commercial                                          5,417        8.3              9,020        6.2              6,904        7.2

Automobile loans and leases                        12,534       21.9             11,534       16.6              7,534       16.3

Subprime automobile                                32,000        5.6             25,782        6.2             28,782        7.4

Home improvement and related loans                  1,523        1.2              1,523        1.1              1,523        1.0

Overdraft lines of credit and
    other consumer                                    490        0.4                490        0.4                491        0.4

Unallocated                                         1,639          -                  -          -                  -          -
                                            --------------                --------------                --------------

    Total                                   $      60,018                 $      57,018                 $      54,018
                                            ==============                ==============                ==============

Real Estate Held for Investment or Sale
(Dollars in thousands)

 Activity in Allowance for Losses
                                                                                                              Three Months
                                                                    Nine Months Ended                            Ended
                                                                         June 30,                               June 30,
                                                      ----------------------------------------------
                                                              2001                      2000                      2001
                                                      --------------------      --------------------      --------------------

 Balance at beginning of period:
      Real estate held for investment                  $              202        $              202        $              202
      Real estate held for sale                                    80,752                    84,405                    82,811
                                                      --------------------      --------------------      --------------------
        Total                                                      80,954                    84,607                    83,013
                                                      --------------------      --------------------      --------------------

 Provision for real estate losses:
      Real estate held for sale                                     3,150                       350                     1,050
                                                      --------------------      --------------------      --------------------
        Total                                                       3,150                       350                     1,050
                                                      --------------------      --------------------      --------------------

 Charge-offs:

      Real estate held for sale:
         Residential ground                                             -                       (64)                        -
         Commercial ground                                              -                    (3,396)                        -
         Communities                                                  (74)                   (1,233)                      (33)
                                                      --------------------      --------------------      --------------------
                          Total                                       (74)                   (4,693)                      (33)
                                                      --------------------      --------------------      --------------------

 Balance at end of period:
      Real estate held for investment                                 202                       202                       202
      Real estate held for sale                                    83,828                    80,062                    83,828
                                                      --------------------      --------------------      --------------------
        Total                                          $           84,030        $           80,264        $           84,030
                                                      ====================      ====================      ====================

 Components of Allowance for Losses
                                                            June 30,                 March 31,               September 30,
                                                              2001                      2001                      2000
                                                      --------------------      --------------------      --------------------

 Allowance for losses on real estate
   held for investment                                 $              202        $              202        $              202
                                                      --------------------      --------------------      --------------------

 Allowance for losses on real estate held for sale:
      Residential ground                                            1,689                     1,689                     1,689
      Commercial ground                                             3,631                     3,631                     3,631
      Communities                                                  78,508                    77,491                    75,432
                                                      --------------------      --------------------      --------------------
        Total                                                      83,828                    82,811                    80,752
                                                      --------------------      --------------------      --------------------

         Total allowance for losses on real
           estate held for investment or sale          $           84,030        $           83,013        $           80,954
                                                      ====================      ====================      ====================

At June 30, 2001, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale increased to $144.0 million, from $140.0 million at March 31, 2001. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $90.4 million at June 30, 2001, which constituted
73.2% of total non-performing real estate assets, before valuation allowances.
During the three months ended June 30, 2001, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on real estate held for sale at June 30, 2001, is in addition to approximately $35.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 2001.

At June 30, 2001 and March 31, 2001, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $46.5 million and $39.3 million, respectively. The increase is primarily due to growth in the portfolio of consumer loans and leases, as well as increases in loss rates on the consumer portfolio for fiscal 2001. The ratios of the allowance for losses on consumer loans and leases to non-performing consumer loans and leases and to outstanding consumer loans and leases increased to 262.1% and 2.2%, respectively, at June 30, 2001, from 206.6% and 1.9%, respectively, at March 31, 2001.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 2001, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank's loans are based on recent actual and market experience.
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
(Dollars in thousands)

                                                           More than       More than       More than
                                                          Six Months       One Year      Three Years
                                          Six Months        through         through        through       More than
                                            or Less        One Year       Three Years     Five Years    Five Years        Total
                                        --------------- --------------- --------------- -------------- ------------- ---------------
 As of June 30, 2001 Real estate loans:
    Adjustable-rate                         $1,900,635       $ 232,957       $ 697,060      $ 402,775     $ 231,040      $3,464,467
     Fixed-rate                                103,357          78,863         255,307        182,898       506,354       1,126,779
     Home equity credit lines and
      second mortgages                         273,334          19,463          48,628         28,523        56,977         426,925
 Commercial                                    551,382          20,532          65,078         43,771        24,711         705,474
 Consumer and other                            543,524         371,171         944,265        276,561        23,621       2,159,142
 Loans held for sale                           342,953               -               -              -             -         342,953
 Loans held for securitization and sale        300,000               -               -              -             -         300,000
 Mortgage-backed securities                    237,390         242,406         360,022        198,303       555,266       1,593,387
 Trading securities                              1,680               -               -              -             -           1,680
 Other investments                             236,681               -          45,702              -             -         282,383
                                        --------------- --------------- --------------- -------------- ------------- ---------------

    Total interest-earning assets            4,490,936         965,392       2,416,062      1,132,831     1,397,969      10,403,190
 Total non-interest earning assets                   -               -               -              -     1,054,553       1,054,553
                                        --------------- --------------- --------------- -------------- ------------- ---------------

     Total assets                           $4,490,936       $ 965,392      $2,416,062     $1,132,831   $ 2,452,522    $ 11,457,743
                                        =============== =============== =============== ============== ============= ===============

 Deposits:
     Fixed maturity deposits                $1,502,002       $ 873,091       $ 384,118       $ 53,733   $         -      $2,812,944
     NOW, statement and passbook
      accounts                               1,801,990          44,058         146,742         99,876       212,848       2,305,514
     Money market deposit accounts           1,464,642               -               -              -             -       1,464,642
 Borrowings:
     Capital notes - subordinated                    -               -               -        150,000       100,000         250,000
     Other                                   1,369,141           8,130       1,129,616        401,902        51,339       2,960,128
                                        --------------- --------------- --------------- -------------- ------------- ---------------
    Total interest-bearing liabilities       6,137,775         925,279       1,660,476        705,511       364,187       9,793,228
 Minority interest                                   -               -               -              -       144,000         144,000
 Total non-interest bearing liabilities              -               -               -              -     1,022,058       1,022,058
 Stockholders' equity                                -               -               -              -       498,457         498,457
                                        --------------- --------------- --------------- -------------- ------------- ---------------
     Total liabilities and stockholders'
      equity                                $6,137,775       $ 925,279      $1,660,476      $ 705,511   $ 2,028,702    $ 11,457,743
                                        =============== =============== =============== ============== ============= ===============

 Gap                                       $(1,646,839)    $    40,113      $  755,586     $  427,320   $ 1,033,782
 Cumulative gap                            $(1,646,839)    $(1,606,726)     $ (851,140)    $ (423,820)  $   609,962
      Adjusted cumulative gap as a
        percentage of total assets              (14.4)%         (14.0)%          (7.4)%         (3.7)%        5.3%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 14.0% at June 30, 2001, compared to a negative 17.0% at
March 31, 2001. The improvement in the Bank's one-year gap during this period reflects an increase in the production of short-term adjustable-rate mortgages with repricing terms of one-year or less, along with an increase in the amount of loans held for sale and securitization. These increases in earning assets scheduled to mature or reprice in the next year were partially offset by an increase in the volume of short-term liabilities used to fund the balance sheet.
The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At June 30, 2001, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 2001, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                      Minimum                     Excess
                                                           Actual               Capital Requirement               Capital
                                                --------------------------- --------------------------- ---------------------------
                                                                  As a %                      As a %                      As a %
                                                    Amount       of Assets      Amount       of Assets     Amount        of Assets
                                                ---------------  ---------- ---------------  ---------- --------------   ----------

Stockholders' equity per financial statements   $      518,872
    Minority interest in REIT Subsidiary (1)           144,000
    Accumulated other comprehensive income (2)            (429)
                                                ---------------
                                                       662,443

Adjustments for tangible and core capital:
    Intangible assets                                  (50,494)
    Non-includable subsidiaries  (3)                    (1,416)
    Non-qualifying purchased/originated
     loan servicing rights                              (6,684)
                                                ---------------
       Total tangible capital                          603,849       5.29%  $      171,293       1.50%  $     432,556        3.79%
                                                ---------------  ========== ===============  ========== ==============   ==========

       Total core capital (4)                          603,849       5.29%  $      456,783       4.00%  $     147,066        1.29%
                                                ---------------  ========== ===============  ========== ==============   ==========

       Tier 1 risk-based capital (4)                   603,849       6.83%  $      353,592       4.00%  $     250,258        2.83%
                                                ---------------  ========== ===============  ========== ==============   ==========

Adjustments for total risk-based capital:
    Subordinated capital debentures                    250,000
    Allowance for general loan and lease losses         60,018
                                                ---------------
       Total supplementary capital                     310,018
                                                ---------------
       Total available capital                         913,867
    Equity investments (3)                              (4,148)
                                                ---------------
       Total risk-based capital (4)             $      909,719      10.51%  $      707,183       8.00%  $     202,536        2.51%
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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at June 30, 2001, after valuation allowances of $83.8 million, by the fiscal year in which the property was acquired through foreclosure.

                          Fiscal Year          (In thousands)
                          ----------------   -----------------

                          1990                    $     6,880 (1)(2)
                          1991                         21,198  (2)
                          1992                              -
                          1993                              -
                          1994                              -
                          1995                          4,877 (2)
                          1996                              -
                          1997                              -
                          1998                              -
                          1999                              -
                          2000                            212
                          2001                             21
                                             -----------------
                          Total REO               $    33,188
                                             =================
-----------------------
(1)   Includes REO, with an aggregate net book value of $4.1 million, which the
      Bank treats as equity investments for regulatory capital purposes.
(2)   Includes REO, with an aggregate net book value of $28.9 million, for which the Bank received an extension of the holding periods through August 4,
      2001. The Bank has applied to the OTS for an additional extension of the holding periods for these REO properties.

Although the bank stopped originating new subprime automobile loans effective
November 9, 2000, the Bank's subprime automobile lending portfolio at June 30,
2001 continued to exceed 25% of its Tier 1 capital. As a result, the Bank remains potentially subject to the supplemental regulatory guidance for subprime lending, including increased capital requirements of 1 1/2 to 3 times the amount required for non-subprime assets of the same type.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

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

Liquidity. For fiscal 2001, the Real Estate Trust's cash requirements for operating expenses and interest are expected to be met by its revenues from income-producing properties. Debt maturities, including maturities of unsecured notes are expected to be funded by new financings and the sales of new unsecured notes. Development and capital expenditures are expected to be funded in part from construction financing. To the extent there are any periodic shortfalls, the Real Estate Trust will rely on its lines of credit.

The Real Estate Trust has a $50.0 million secured revolving credit line with an unrelated bank. The current maturity date is September 29, 2002 and it may be extended annually. This facility is secured by a portion of the Real Estate
Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is
computed by reference to a floating rate index. At June 30, 2001 the Real
Eestate Trust had outstanding borrowings of $3.0 million and unrestricted availability of $34.7 million.

The Real Estate Trust has an additional $20.0 million revolving credit line with another unrelated bank. The current maturity date for this line is November 15,
2002. Interest is computed by reference to a floating rate index. At June 30,
2001 the Real Estate Trust had outstanding borrowings of $4.0 million and unrestricted availability of $18.7 million.

In May 2001, the Real Estate Trust completed the refinancing of one office/industrial property. The new loan is for $5.0 million, has a 20-year term and has a fixed interest rate of 7.88%. The Real Estate Trust received approximately $2.3 million in new funds from the refinancing.

Through June 30, 2001, the Trust has purchased either in the open market or through dividend reinvestment approximately 2,916,000 shares of common stock of
Saul Centers Inc.(representing 20.6% of such company's outstanding common stock). As of June 30, 2001 the market value of these shares was approximately
$55.1 million. Substantially all shares have been pledged as collateral with the
Real Estate Trust's credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership("Saul Holdings
Partnership"), the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2001, the Real Estate Trust received total cash distributions of
$4.9 million from Saul Holdings Partnership. Substantially all of the Real
Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's two revolving credit line banks.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30,
2001 for the remainder of fiscal 2001 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
--------------------------------------------------------------------------------
Fiscal             Mortgage       Notes Payable-    Notes Payable-
 Year                Notes            Secured         Unsecured           Total
--------------------------------------------------------------------------------
2001 (1)           $ 23,050          $  7,000          $ 1,819          $ 31,869
2002                 32,474               ---            7,987            40,461
2003                 25,974               ---           11,671            37,645
2004                  8,564               ---           10,631            19,195
2005                 12,807               ---            8,149            20,956
Thereafter          216,516           200,000           10,007           426,523
--------------------------------------------------------------------------------
Total              $319,385          $207,000         $ 50,264          $576,649
================================================================================
(1) July 1, 2001 - September 30, 2001

Of the $319.4 million of mortgage debt outstanding at June 30, 2001, $272.8 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES. During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tysons Corner Holiday Inn in McLean, Virginia. The new
hotel was franchised as a Courtyard by Marriott and was projected to cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. This hotel opened for business on December 15, 2000.

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in the Cascades Town Center in Sterling, Virginia, for the purpose of constructing a 152-room Hampton Inn. The purchase price was $1.1 million and the seller was
Chevy Chase Bank. Development costs for the hotel were projected to be $11.3 million. The hotel is being financed with the proceeds of a $9.15 million mortgage loan, which has a 3-year term, a floating interest rate and two one-year renewal options. This hotel opened for business on November 27, 2000.

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
The cost of development is projected to be $8.4 million and is being financed by a $7.1 million construction loan, which has a five-year floating interest rate and one two-year renewal option. Construction of the base building has been completed. No leases have been signed as yet for space in the building.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building is known as Dulles North Four. Development costs are projected to be $10.8 million and are being financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction of the base building has been completed.
The Real Estate Trust has obtained a tenant for the entire building; occupancy is expected during the first quarter of fiscal 2002.

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in
Laurel, Maryland, which contained a 150,000 square foot office/warehouse building. The purchase price was $12.3 million and was financed from the Real
Estate Trust's bank lines. The entire building has been leased to Chevy Chase under a long-term agreement.

On December 18, 2000, the Real Estate Trust sold its 124-unit San Simeon
Apartment project in Dallas, Texas. The sales price was $2.8 million and the
Trust recognized a gain of $2.1 million on the transaction. The proceeds of the sale were used to acquire a 10.7 acre parcel of land in Loudoun County,
Virginia, for $2.8 million.

BANKING

Liquidity. The Bank's average liquidity ratio for the quarter ended June 30,
2001, was 5.9%, compared to 6.7% for the quarter ended March 31, 2001.

The Bank did not securitize and sell any loan receivables during the quarter. At
June 30, 2001, the Bank is considering the securitization and sale of approximately $300.0 million of automobile loan receivables, which consist of receivables outstanding at June 30, 2001. As part of its operating strategy, the
Bank continues to explore opportunities to sell assets, to securitize and sell home equity, automobile and home loan receivables and exchange mortgage loans for MBS to meet liquidity and other balance sheet objectives.
The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $29.9 million and
$27.2 million, respectively, at June 30, 2001, and $31.0 million and $25.9 million, respectively, at March 31, 2001, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of
$1.7 million and $2.2 million at June 30, 2001 and March 31, 2001, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the
Bank. At June 30, 2001, recourse to the Bank under these arrangements was $7.1 million, consisting of restricted cash accounts of $4.6 million and overcollateralization of receivables of $2.5 million. At March 31, 2001, recourse to the Bank under these arrangements was $8.8 million, consisting of restricted cash accounts of $6.3 million and overcollateralization of receivables of $2.5 million.

The Bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At June 30, 2001 and March 31,
2001, recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at June 30, 2001.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 (the "2001 quarter") COMPARED TO
      THREE MONTHS ENDED JUNE 30, 2000 (the "2000 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$8.9 million and operating income of $4.5 million in the 2001 quarter compared to income before depreciation and amortization of $6.0 million and operating income of $2.2 million in the 2000 quarter. The increase in operating income was largely attributable to improved results from income-producing properties and a gain from the sale of a property.

Income after direct operating expenses from hotel properties increased $547,000
(4.7%) in the 2001 quarter over the level achieved in the 2000 quarter. This increase was attributable to an incease of $2,032,000 from acquisition properties while results from 15 properties owned throughout both quarters decreased by $1,485,000(13.0%). The increase in total revenue of $1,323,000
(4.9%)exceeded the increase of $776,000 (5.0%) in direct operating expenses. For the fifteen hotels owned throughout both periods, total revenue decreased by
$2,334,000 (8.7%) and direct operating expenses decreased by $849,000 (5.5%).

Income after direct operating expenses from office and industrial properties increased $728,000 (10.9%) in the 2001 quarter compared to such income in the
2000 quarter. This increase was attributable to an increase of $722,000 from acquisition properties while results from the eight properties owned throughout both quarters increased by $6,000(0.1%). The increase in total revenue of
$1,408,000 (15.4%) exceeded the increase of $681,000 (27.8%) in direct operating expenses. For the eight properties owned throughout both periods, the increase in total revenue was $450,000 (6.4%) and the increase in direct operating expenses was $444,000 (21.3%).

Other income decreased $183,000 (26.4%) during the 2001 quarter, largely due to lower interest income and lack of apartment income in the current quarter.

Land parcels and other expense decreased $52,000 (15.1%) during the 2001 quarter due to lack off apartment expenses in the current quarter.

Interest expense increased $794,000 (6.7%)in the 2001 quarter, primarily because of higher outstanding mortgage balances and higher outstanding bank borrowings.
The average balance of the Real Estate Trust's outstanding borrowings increased to $573.7 million for the 2001 quarter from $528.1 million for the 2000 quarter.
The increase in average borrowings was the result of mortgage loan refinancings and higher bank borrowings. The weighted average cost of borrowings was 9.12% in the 2001 quarter compared to 9.32% in the 2000 quarter.

Capitalized interest decreased $223,000 (68.5%) during the 2001 quarter due to the lower level of development activity in the current quarter.

Amortization of debt expense increased $28,000 (16.3%) in the 2001 quarter, primarily due to costs experienced in adding new debt.

Depreciation increased $661,000 (18.4%) in the 2001 quarter as a result of the addition of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $162,000
(5.5%) in the 2001 quarter from their expense level in the 2000 quarter. The monthly advisory fee in the 2001 quarter was $363,000 compared to $349,000 in the 2000 quarter, which resulted in an aggregate increase of $42,000. Management and leasing fees increased $120,000(6.3%) in the current quarter, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $449,000(56.6%) in the 2001 quarter, principally as a result of lower legal and accounting expense.

Equity on earnings of unconsolidated entities reflected earnings of $2,076,000 in the 2001 quarter, an increase of $341,000(19.7%) over the amount recorded in the 2000 quarter. The improvement was due to increased period-to-period earnings of Saul Centers.

In May 2001, the Real Estate Trust received $1.9 million in payment on the condemnation for road improvements of a 3.3 acre piece of its Auburn Hills land parcel. The gain on this transaction was $710,000.

In June 2001, the Real Estate Trust received $3.0 million from the sale of a 4.8 acre piece of its Circle 75 land parcel in Cobb County, Georgia. The gain on this transaction was $2,460,000.

BANKING

Overview. The Bank recorded operating income of $30.1 million for the 2001 quarter compared to operating income of $25.9 million for the 2000 quarter. The increase in income for the 2001 quarter was primarily due to a $10.1 million increase in other income and a $3.9 million increase in net interest income.
Partially offsetting the increase in income was a $5.9 million increase in provision for loan and lease losses and a $3.8 million increase in other non-interest expense.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $3.9 million (or 4.4%) in the 2001 quarter compared to the 2000 quarter. Included in interest income during the 2001 quarter was $0.1 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $0.8 million for the 2001 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                          Three Months Ended June 30,
                                              ------------------------------------------------------------------------------------
                                                                 2001                                        2000
                                              ------------------------------------------  ----------------------------------------
                                                 Average                      Yield/          Average                    Yield/
                                                 Balances       Interest       Rate          Balances       Interest      Rate
                                              -------------  ------------  -------------  --------------  -----------  -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1)    $  8,757,070   $   172,629        7.89%    $   8,067,801   $  169,190      8.39%
      Mortgage-backed securities                 1,099,332        16,455        5.99          1,156,908       18,527      6.41
      Federal funds sold and securities
        purchased under agreements to resell        42,242           464        4.39             78,220        1,062      5.43
      Trading securities                            74,655         1,043        5.59             15,816          233      5.89
      Investment securities                         45,698           682        5.97             45,467          660      5.81
      Other interest-earning assets                181,940         2,738        6.02            182,818        3,254      7.12
                                              -------------  ------------                 --------------  -----------
        Total                                   10,200,937       194,011        7.61          9,547,030      192,926      8.08
                                                             ------------  -------------                  -----------  -----------

    Noninterest-earning assets:
      Cash                                         262,810                                      252,223
      Real estate held for investment or sale       42,609                                       49,438
      Property and equipment,  net                 402,624                                      324,275
      Goodwill and other intangible assets, net     28,056                                       26,283
      Other assets                                 306,289                                      269,910
                                              -------------                               --------------
        Total assets                          $ 11,243,325                                $  10,469,159
                                              =============                               ==============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                       $  1,355,169         1,600        0.47      $   1,248,192        2,720      0.87
        Savings deposits                           893,655         3,012        1.35            934,119        4,313      1.85
        Time deposits                            2,851,685        42,355        5.94          2,881,435       41,576      5.77
        Money market deposits                    1,430,810        11,732        3.28          1,093,874       10,028      3.67
                                              -------------  ------------                 --------------  -----------
        Total deposits                           6,531,319        58,699        3.59          6,157,620       58,637      3.81
      Borrowings                                 3,115,004        42,758        5.49          2,976,595       45,605      6.13
                                              -------------  ------------                 --------------  -----------
        Total liabilities                        9,646,323       101,457        4.21          9,134,215      104,242      4.56
                                                             ------------  -------------                  -----------  -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits                 734,845                                      549,181
      Other liabilities                            226,542                                      182,942
      Minority interest                            144,000                                      144,000
      Stockholders' equity                         491,615                                      458,821
                                              -------------                               --------------
        Total liabilities and stockholders'
         equity                               $ 11,243,325                                $  10,469,159
                                              =============                               ==============

Net interest income                                           $   92,554                                  $   88,684
                                                             ============                                 ===========
Net interest spread (2)                                                         3.40%                                    3.52%
                                                                           =============                               ===========
Net yield on interest-earning assets (3)                                        3.63%                                    3.72%
                                                                           =============                               ===========
Interest-earning assets to interest-bearing liabilities                       105.75%                                  104.52%
                                                                           =============                               ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                        Three Months Ended June 30, 2001
                                                                                   Compared to
                                                                        Three Months Ended June 30, 2000
                                                                               Increase (Decrease)
                                                                              Due to Change in (1)
                                                   ----------------------------------------------------------------------------
                                                                                                                  Total
                                                           Volume                      Rate                       Change
                                                   ---------------------      ---------------------       ---------------------

Interest income:
        Loans (2)                                  $             49,552       $            (46,113)       $              3,439
        Mortgage-backed securities                                 (894)                    (1,178)                     (2,072)
        Federal funds sold and securities
          purchased under agreements  to resell                    (422)                      (176)                       (598)
        Trading securities                                          893                        (83)                        810
        Investment securities                                         3                         19                          22
        Other interest-earning assets                               (16)                      (500)                       (516)
                                                   ---------------------      ---------------------       ---------------------
            Total interest income                                49,116                    (48,031)                      1,085
                                                   ---------------------      ---------------------       ---------------------

Interest expense:
        Deposit accounts                                         13,916                    (13,854)                         62
        Borrowings                                               10,863                    (13,710)                     (2,847)
                                                   ---------------------      ---------------------       ---------------------
            Total interest expense                               24,779                    (27,564)                     (2,785)
                                                   ---------------------      ---------------------       ---------------------

Increase in net interest income                    $             24,337       $            (20,467)       $              3,870
                                                   =====================      =====================       =====================

-------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2001 quarter increased $1.1 million (or 0.6%) from the level in the 2000 quarter as a result of higher average loan and lease portfolio balances partially offset by decreases in the average yields on that portfolio.

The Bank's net interest spread decreased to 3.40% in the 2001 quarter, from
3.52% in the 2000 quarter. The 12 basis point decrease primarily reflected a decrease in the average yield of interest-earning assets at a greater rate than the decrease in the average cost of interest-bearing liabilities. Partially offsetting this decline was an increase in the average balances of earning assets at a greater volume than the increase in the average balances of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 105.75% for the 2001 quarter, compared to 104.52% for the 2000 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $3.4 million (or 2.0%) from the 2000 quarter primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $461.3 million (or 9.8%), resulted in a $7.1 million (or 8.5%) increase in interest income from such loans. Average balances of commercial loans and home equity loans increased
$162.0 million and $61.1 million, respectively, and contributed to $1.4 million and $0.1 million increases in interest income from such loans, respectively.
Lower average yields on the loan and lease portfolio partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2001 quarter decreased 50 basis points (from 8.39% to 7.89%) from the average yield in the 2000 quarter.
Contributing to the lower average yield was a decrease in the yield on automobile loans, which resulted from management's decision to shift from higher yielding subprime loans, which have higher risks of default, to lower yielding prime automobile loans and leases, with relatively lower risk of default.
Average subprime automobile loans as a percentage of total automobile loans and leases declined to 23.4% during the 2001 quarter from 26.4% during the 2000 quarter.

Interest income on mortgage-backed securities decreased $2.1 million (or 11.2%)
due to lower average balances and a decrease in the average yield on those securities from 6.41% to 5.99%.

Interest expense on deposits was virtually unchanged from the 2000 quarter. A 22 basis point decrease in the average rate paid on deposits (from 3.81% to 3.59%)
was almost completely offset by the increased average balances. The Bank continues to use brokered deposits as an alternative funding source.

Interest expense on borrowings decreased $2.8 million (or 6.2%) in the 2001 quarter over the 2000 quarter. A $216.0 million (or 37.7%) decrease in average balances on securities sold under repurchase agreements coupled with a 161 basis point decrease in the average yield (from 6.42% to 4.81%) resulted in a decrease of $4.9 million of interest expense on these borrowings. Partially offsetting the decrease in interest expense on securities sold under repurchase agreements was a $343.1 million (or 17.2%) increase in average balances on Federal Home
Loan Bank advances which resulted in an increase of $2.6 million in interest expense from such borrowings. Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $16.7 million in the 2001 quarter from $10.8 million in the 2000 quarter. The $5.9 million increase primarily reflected increased charge-offs as a result of the maturation of the
Bank's loan portfolio following recent growth. See "Financial Condition - Asset
Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $53.6 million in the 2001 quarter from $43.5 million in the 2000 quarter. The $10.1 million (or 23.2%)
increase was primarily attributable to an increase in gain on trading securities, net of $5.6 million and an increase in gain on real estate held for investment or sale, net of $5.0 million. Also contributing to the increase in other income was an increase in deposit servicing fees of $2.2 million and an increase in servicing and securitization income of $2.2 million.

The $5.6 million increase in the gains on trading securities was primarily the result of gains of $2.1 million on sales of mortgage-backed securities related to mortgage banking activities during the current quarter compared to losses of
$1.9 million in the 2000 quarter. A favorable interest rate environment, coupled with an increase in the volume of securities sold, led to this increase. Also contributing to the net gain on trading securities was a gain of $0.8 million on the sale of a portion of the Bank's interest in Concord EFS, Inc. and an unrealized gain of $0.8 million on the remaining portion. The Bank's interest in
Star Systems, Inc., an ATM network in which the Bank was a member, was sold to
Concord EFS, Inc. in the March 2001 quarter. Partially offsetting these gains were losses on the Bank's hedging program of $5.6 million.

Net gains on real estate held for investment or sale increased $5.0 million resulting primarily from the sale of an office building classified as a commercial REO property.

Deposit servicing fees increased $2.2 million (or 9.6%) during the 2001 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Servicing and securitization income increased $2.2 million (or 25.1%) during the current quarter primarily as a result of additional servicing related to the securitization of automobile loan receivables in the March 2001 quarter.
Securitization and sale of automobile loan receivables of $352.9 million in the
June 2000 quarter and $321.9 million in the September 2000 quarter also contributed to increased servicing and securitization income in the current quarter. The Bank did not securitize and sell any loan receivables during the
2001 quarter.

Operating Expenses. Operating expenses for the 2001 quarter increased $3.9 million (or 4.0%) from the 2000 quarter. The increase in operating expenses is largely attributable to an increase in loan expenses. Loan expenses increased
$4.7 million primarily due to an $1.8 million write down in the market value of the Bank's mortgage servicing assets as a result of increased prepayments during the current quarter in addition to increased amortization of purchased mortgage servicing rights acquired in the latter half of fiscal 2000. Partially offsetting the increased operating expenses was a decrease in other operating expenses primarily as a result of expenses incurred in the 2000 quarter relating to the closing and relocation of deposit branches.

NINE MONTHS ENDED JUNE 30, 2001 (the "2001 period") COMPARED TO NINE MONTHS
    ENDED JUNE 30, 2000 (the "2000 period").

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$17.4 million and operating income of $4.5 million in the 2001 period compared to operating income before depreciation and amortization of $7.9 million and an operating loss of $3.7 million in the 2000 period. The changes reflect improved results in operations of hotels and office and industrial properties, partially reduced by higher interest expense. Additionally, in the 2001 period the Trust recognized approximately $5.7 million in gains from the sale of three properties.

Income after direct operating expenses from hotels increased $2,716,000 (10.0%)
in the 2001 period over the level achieved in the 2000 period. This increase was attributable to an increase of $3,658,000 from acquisition properties while results from 15 properties owned throughout both period decreased by $942,000
(3.5%). The increase in total revenue of $6,854,000 (9.7%) exceeded the increase of $4,138,000(9.5%)in direct operating expenses. For the fifteen hotels owned throughout both periods, the increase in total revenue was $9,000(0.0%) and the increase in direct operating expenses was $952,000(2.2%). The overall revenue increase was attributable to the strong performance of the Trust's newly developed properties.

Income after direct operating expenses from office and industrial properties increased $4,544,000(25.2%) in the 2001 period compared to such income in the
2000 period. $995,000 (6.9%) of this increase reflected improved results from the eight properties owned throughout both periods and $3,549,000(18.3%)
reflected results from non-comparable properties. The increase in total revenue of $6,103,000(24.5%)exceeded the increase of $1,559,000 (22.7%) in direct operating expenses. For the eight properties owned throughout both periods, the increase in total revenue was $1,793,000(8.7%)and the increase in direct operating expenses was $799,000(13.2%).

Other income decreased $589,000(25.4%)during the 2001 period due to lower interest income and lower apartment income.

Land parcels and other expense decreased $50,000 (5.2%) during the 2001 period, principally due to lower apartment expense.

Interest expense increased $3,280,000(9.5%) in the 2001 period, primarily because of higher outstanding mortgage balances and higher bank borrowings.
Average balances of the Real Estate Trust's outstanding borrowings increased to
$556.6 million for the 2001 period from $509.3 million for the 2000 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and higher bank borrowings. The weighted average cost of borrowings was 9.34% in the 2001 period compared to 9.33% in the 2000 period.

Capitalized interest decreased $269,000 (34.0%) during the 2001 period due to the lower level of development activity in the current period.

Amortization of debt expense increased $126,000(25.7%)in the 2001 period, primarily due to costs experienced in adding new debt.

Depreciation increased $1,226,000 (11.1%) in the 2001 period as a result of the additions of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $792,000
(9.7%) in the 2001 period from their expense level in the 2000 period. The monthly advisory fee in the 2001 period was $363,000 compared to $349,000 in the prior period, which resulted in an aggregate increase of $126,000(4.0%).
Management and leasing fees increased $666,000(13.3%) in the current period, reflecting both higher hotel sales and office rents on which the fees are based.

General and administrative expense decreased $2,108,000(59.2%)in the 2001 period, principally because expenses in the 2000 period included a $1.2 million payment to terminate the Howard Johnsons franchise at one hotel. Other reductions in the 2001 period resulted from lower legal and accounting costs and lower abandoned development costs.

Equity in earnings of unconsolidated entities reflected earnings of $6,074,000 for the 2001 period and earnings of $5,712,000 for the 2000 period, an increase of $362,000(6.3%). The improvement was due to increased period-to-period earnings of Saul Centers.

BANKING

Overview. The Bank recorded operating income of $85.5 million for the 2001 period compared to operating income of $56.0 million for the 2000 period. The increase in income for the period was primarily attributable to an increase in other income of $62.1 million and net interest income of $13.2 million.
Partially offsetting the increase in income were increases in operating expenses of $29.7 million and provision for loan and lease losses of $16.1 million.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $13.2 million (or 5.1%) in the 2001 period compared to the 2000 period. Included in interest income during the 2001 period was $0.3 million recorded on non-accrual assets and restructured loans. The Bank would have recorded additional interest income of $2.8 million for the 2001 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                     Nine Months Ended June 30,
                                           --------------------------------------------------------------------------------
                                                               2001                                     2000
                                           ---------------------------------------  ---------------------------------------
                                              Average                    Yield/         Average                   Yield/
                                              Balances       Interest     Rate         Balances      Interest      Rate
                                           -------------   -----------  ----------  -------------  -----------  -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1) $  8,671,042    $  530,660     8.16%    $  7,354,928   $  461,148      8.36%
      Mortgage-backed securities              1,011,913        47,953     6.32         1,221,771       57,373      6.26
      Federal funds sold and securities
        purchased under agreements to resell     48,599         2,021     5.54           170,404        7,173      5.61
      Trading securities                         37,414         1,704     6.07            20,259          970      6.38
      Investment securities                      45,677         2,060     6.01            45,339        1,957      5.76
      Other interest-earning assets             177,374         9,226     6.94           231,864       11,344      6.52
                                           -------------   -----------              -------------  -----------
        Total                                 9,992,019       593,624     7.92         9,044,565      539,965      7.96
                                                           -----------  ----------                 -----------  -----------

    Noninterest-earning assets:
      Cash                                      271,759                                  278,395
      Real estate held for investment or
       sale                                      48,986                                   49,297
      Property and equipment,  net              385,231                                  311,828
      Goodwill and other intangible assets,
       net                                       26,361                                   26,960
      Other assets                              272,431                                  236,500
                                           -------------                            -------------
        Total assets                       $ 10,996,787                             $  9,947,545
                                           =============                            =============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                    $  1,293,327         6,321     0.65      $  1,203,496        7,901      0.88
        Savings deposits                        880,298        10,528     1.59           953,705       13,310      1.86
        Time deposits                         2,968,554       137,004     6.15         2,572,590      105,747      5.48
        Money market deposits                 1,321,625        37,213     3.75         1,101,966       28,716      3.47
                                           -------------   -----------              -------------  -----------
        Total deposits                        6,463,804       191,066     3.94         5,831,757      155,674      3.56
      Borrowings                              3,027,321       133,208     5.87         2,848,714      128,108      6.00
                                           -------------   -----------              -------------  -----------
        Total liabilities                     9,491,125       324,274     4.56         8,680,471      283,782      4.36
                                                           -----------  ----------                 -----------  -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits              668,697                                  505,232
      Other liabilities                         212,222                                  165,244
      Minority interest                         144,000                                  144,000
      Stockholders' equity                      480,743                                  452,598
                                           -------------                            -------------
        Total liabilities and stockholders'
         equity                            $ 10,996,787                             $  9,947,545
                                           =============                            =============

Net interest income                                        $  269,350                              $  256,183
                                                           ===========                             ===========
Net interest spread (2)                                                   3.37%                                   3.60%
                                                                        ==========                              ===========
Net yield on interest-earning assets (3)                                  3.59%                                   3.78%
                                                                        ==========                              ===========
Interest-earning assets to interest-bearing liabilities                 105.28%                                 104.19%
                                                                        ==========                              ===========

---------------------------------------------------------------------------------------------------------------------------
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                            Nine Months Ended June 30, 2001
                                                                                      Compared to
                                                                            Nine Months Ended June 30, 2000
                                                                                  Increase (Decrease)
                                                                                 Due to Change in (1)
                                                      ----------------------------------------------------------------------------
                                                                                                                     Total
                                                              Volume                      Rate                       Change
                                                      ---------------------      ---------------------       ---------------------

Interest income:
        Loans (2)                                     $             87,265       $            (17,753)       $             69,512
        Mortgage-backed securities                                 (10,311)                       891                      (9,420)
        Federal funds sold and securities
          purchased under agreements  to resell                     (5,064)                       (88)                     (5,152)
        Trading securities                                             813                        (79)                        734
        Investment securities                                           15                         88                         103
        Other interest-earning assets                               (3,191)                     1,073                      (2,118)
                                                      ---------------------      ---------------------       ---------------------
            Total interest income                                   69,527                    (15,868)                     53,659
                                                      ---------------------      ---------------------       ---------------------

Interest expense:
        Deposit accounts                                            17,831                     17,561                      35,392
        Borrowings                                                   9,295                     (4,195)                      5,100
                                                      ---------------------      ---------------------       ---------------------
            Total interest expense                                  27,126                     13,366                      40,492
                                                      ---------------------      ---------------------       ---------------------

Increase in net interest income                       $             42,401       $            (29,234)       $             13,167
                                                      =====================      =====================       =====================

----------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2001 period increased $53.7 million (or 9.9%) from the level in the 2000 period as a result of higher average balances of loans and leases receivable, which were partially offset by slightly lower average yields on loans and leases receivable.

The Bank's net interest spread decreased to 3.37% in the 2001 period, from 3.60%
in the 2000 period. The 23 basis point decrease primarily reflected an increase in the average cost of interest-bearing liabilities coupled with a slight decrease in the average yield of interest-bearing assets. Partially offsetting this decline was an increase in the average balances of earning assets at a greater volume than the increase in average balances of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 105.28% for the 2001 period, compared to 104.19% for the 2000 period.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $69.5 million (or 15.1%), from the 2000 period primarily because of higher average balances. Higher average balances of the Bank's single-family residential loans, which increased $697.1 million (or 15.7%), resulted in a $38.2 million (or 16.3%) increase in interest income from such loans. Average balances of automobile loans, commercial loans, home equity loans and real estate construction loans increased $364.8 million, $189.6 million,
$49.8 million and $42.7 million, respectively, and contributed to a $17.1 million, $10.5 million, $3.0 million and $1.8 million increase in interest income from such loans, respectively. Lower average yields on automobile, commercial, home equity and real estate construction loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in the 2001 period decreased 20 basis points (from 8.36% to 8.16%), from the average yield in the 2000 period.
Contributing to the lower average yield was a decrease in the yield on automobile loans, which resulted from management's decision to shift from higher yielding subprime loans, which have higher risks of default, to lower yielding prime automobile loans and leases, with relatively lower risk of default.
Average subprime automobile loans as a percentage of total automobile loans and leases declined to 26.0% during the 2001 period, from 29.6% during the 2000 period. Also contributing to the lower average yield were decreases in the yield on commercial, home equity and real estate construction loans due to decreases in the indices on which the interest rates on such loans are based.

Interest income on mortgage-backed securities decreased $9.4 million (or 16.4%)
primarily because of lower average balances, partially offset by an increase in the average interest rates on those securities from 6.26% to 6.32%.

Interest expense on deposits increased $35.4 million (or 22.7%) during the 2001 period due to increased average rates and average balances. The 38 basis point increase in the average rate on deposits (from 3.56% to 3.94%) resulted from a shift in the deposit mix towards higher cost certificates of deposit and money market deposits. The Bank continues to use brokered deposits as an alternative funding source.

Interest expense on borrowings increased $5.1 million (or 4.0%) in the 2001 period over the 2000 period. A $247.7 million (or 12.7%) increase in average balances on Federal Home Loan Bank advances, which was slightly offset by the decrease in the average rate on those borrowings (from 5.65% to 5.57%), resulted in an increase of $9.2 million in interest expense. The increase in interest expense on Federal Home Loan Bank advances was partially offset by a $5.0 million decrease in interest expense on securities sold under repurchase agreements resulting from a $105.4 million (or 20.6%) decrease in the average balance and a 10 basis point decrease in the average yield (from 5.93% to
5.83%).

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $50.6 million in the 2001 period from $34.5 million in the
2000 period. The $16.1 million increase primarily reflected increased charge-offs as a result of the maturation of the Bank's loan portfolio following recent growth. See "Financial Condition - Asset Quality - Allowances for
Losses."

Other Income. Other non-interest income increased to $168.5 million in the 2001 period from $106.3 million in the 2000 period. The $62.2 million (or 58.4%)
increase was primarily attributable to an increase in servicing and securitization income of $27.9 million and an increase in the net gain on trading securities of $11.4 million. Also contributing to the increase in other income was an increase in deposit servicing fees of $11.0 million.

Servicing and securitization income increased $27.9 million (or 128.7%) during the current period primarily as a result of a $14.1 million gain resulting from the securitization and sale of $401.5 million of automobile loan receivables in the 2001 period. Securitization and sale of automobile loan receivables of
$352.9 million in the June 2000 quarter and $321.9 million in the September 2000 quarter also contributed to increased servicing and securitization income in the current period.

Net gains on trading securities increased $11.4 million over the 2000 period.
The increase was primarily the result of a pre-tax gain of $11.0 million from the sale of the Bank's interest in Star Systems, Inc. to Concord EFS, Inc. Also contributing to the increase in net gains on trading securities were gains of
$0.3 million on sales of mortgage-backed securities related to mortgage banking operations.

Deposit servicing fees increased $11.0 million (or 17.2%) during the 2001 period primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2001 period increased $29.8 million (or 10.9%) from the 2000 period. The increase in operating expenses is largely attributable to an increase in loan expenses. Loan expenses increased
$23.8 million primarily due to an $9.8 million write down in the market value of the Bank's mortgage servicing assets as a result of increased prepayments during the current period, as well as increased amortization of purchased and originated mortgage servicing rights acquired in the latter half of fiscal 2000.
In addition, the 2000 period included a reduction in loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the
Bank's mortgage servicing assets. Salaries and employee benefits increased $2.2 million (or 1.5%) in the current period, and the current period also includes
$3.0 million of expenses related to the closing of its subprime origination network during December 2000.

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

Date: August 14, 2001           Stephen R. Halpin, Jr.
      -----------------         -----------------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: August 14, 2001           Bill D. Tzamaras
      -----------------         -----------------------------------------------
                                Bill D. Tzamaras
                                Vice President and Principal Accounting Officer