Form 10-K405
period 2001-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2001-12-31
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934

                  For the fiscal year ended September 30, 2001

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 15, 2001.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 15, 2001 was 4,826,910.

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

    Liquidity and Capital Resources ...................................
         Real Estate ..................................................
         Banking ......................................................

    Results of Operations .............................................
         Fiscal 2001 Compared to Fiscal 2000 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 2000 Compared to Fiscal 1999 ..........................
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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for
96% of the Trust's consolidated assets at September 30, 2001, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of
Thrift Supervision, also know as "OTS." See "Banking -- Holding Company
Regulation."

The Trust recorded net income of $43.7 million in the fiscal year ended
September 30, 2001, compared to a net income of $22.4 million in the fiscal year ended September 30, 2000.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B. F.
Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. The term "Real Estate Trust" refers to B. F.
Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate
Trust are designated as "Real Estate," while the business conducted by Chevy
Chase and its subsidiaries is identified as "Banking."

Real Estate

The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company (the
"Saul Company") and two of its wholly owned subsidiaries, B.F. Saul Advisory
Company L.L.C., formerly known as B.F. Saul Advisory Company, referred to in this report as the "Advisor," and B. F. Saul Property Company, formerly known as
Franklin Property Company. Saul Company, founded in 1892, specializes in real estate investment services including acquisitions, financing, management and leasing, and insurance. Certain officers and trustees of the Trust are also officers and/or directors of Saul Company, the Advisor and B. F. Saul Property
Company. Other than uncompensated officers, the Trust has no employees. See
"Item 13. Certain Relationships and Related Transactions -- Management
Personnel."

The Advisor acts as the Real Estate Trust's investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real
Estate Trust. B. F. Saul Property Company acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

Banking

Chevy Chase Bank is a federally chartered and federally insured stock savings bank which at September 30, 2001 was conducting business from 183 full service offices, including 50 grocery store banking centers, and 853 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Bethesda,
Maryland, both suburban communities of Washington, D.C. The bank also maintains one commercial loan production office located in Baltimore, Maryland, nine mortgage loan production offices in the mid-Atlantic region, eight of which are operated by a wholly-owned mortgage banking subsidiary, and five consumer loan production offices. At September 30, 2001, the bank had total assets of $11.4 billion and total deposits of $7.6 billion. Based on total consolidated assets at September 30, 2001, Chevy Chase is the largest bank headquartered in the
Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and consumer loans. The bank also has an active commercial lending program. The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. As a complement to its basic deposit and lending activities, the bank provides a number of related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital
Management, Inc. and to a primarily high net worth customer base through its subsidiary, Chevy Chase Trust Company.

The bank seeks to capitalize on its status as the largest locally headquartered bank in the Washington, DC metropolitan area by expanding its community banking objectives. Accordingly, the bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and continuing to offer a broad range of consumer products, including home equity lines of credit, home improvement loans and automobile loans and leases. In addition, the bank continues to expand its business banking program, with an emphasis on businesses operating in the Washington, DC metropolitan area. The bank also continues to develop further the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

On November 9, 2000, CFC - Consumer Finance Corporation, formerly Consumer Finance
Corporation ("CFC"), a wholly owned subsidiary of the bank engaged in indirect subprime automobile lending stopped originating new loans. CFC continues to own its existing portfolio of loans and continues to service and collect those loans.

Chevy Chase recorded operating income of $114.3 million for the year ended
September 30, 2001, compared to operating income of $81.3 million for the year ended September 30, 2000. At September 30, 2001, the bank's tangible, core, tier
1 risk-based and total risk-based regulatory capital ratios were 5.44%, 5.44%,
6.84% and 10.52%, respectively. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and
Enforcement Act of 1989, amended, also known "FIRREA," as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance
Corporation Improvement Act of 1991, as amended, also known "FDICIA."

Chevy Chase is subject to comprehensive regulation, examination and supervision by OTS and, to a lesser extent, by the Federal Deposit Insurance Corporation.
The bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Saving Association Insurance Fund, also known as SAIF, which is administered by the FDIC.

REAL ESTATE

Real Estate Investments

The Real Estate Trust's investment portfolio consists principally of seasoned operating properties. The Real Estate Trust expects to hold its properties as long-term investments and has no maximum period for retention of any investment.
It may acquire additional income-producing properties, expand and improve its properties, or sell such properties, as and when circumstances warrant. The Real
Estate Trust also may participate with other entities in property ownership, through joint ventures or other types of co-ownership.

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 2001.

HOTELS

                                                                             Average Occupancy (2)     Average Room Rate
                                                                             --------------------- -----------------------------
                                                                                Year Ended
                                                                               September 30,        Year Ended September 30,
                                                                             ------------------  -------------------------------
       Location                          Name                    Rooms (1)   2001  2000   1999     2001       2000      1999
----------------------- ---------------------------------------  ----------  ----- -----  -----  ---------  --------- ----------

       COLORADO
        Pueblo                    Pueblo Holiday Inn                   191   52%   63%    66%     $58.47     $51.59    $48.80

       FLORIDA
      Boca Raton           Boca Raton SpringHill Suites (3)            146   64%   60%     NA     $83.91     $82.94    $64.35
      Boca Raton           Boca Raton TownePlace Suites (4)             91   78%   73%     NA     $71.79     $75.57    $70.35
    Ft. Lauderdale       Ft. Lauderdale TownePlace Suites (5)           95   81%   64%     NA     $64.00     $68.45      NA

       MARYLAND
     Gaithersburg              Gaithersburg Holiday Inn                300   67%   68%    65%     $88.99     $80.28    $80.25
     Gaithersburg         Gaithersburg TownePlace Suites (6)            91   75%   75%     NA     $78.04     $70.90    $73.25

       MICHIGAN
     Auburn Hills          Auburn Hills Holiday Inn Select             190   64%   76%    78%    $111.20    $117.67    $106.05

       NEW YORK
      Rochester              Rochester Airport Holiday Inn             280   61%   65%    61%     $72.22     $72.97    $76.47

         OHIO
      Cincinnati                Cincinnati Holiday Inn                 275   55%   63%    66%     $70.28     $72.08    $70.59

       VIRGINIA
      Arlington           National Airport Crowne Plaza (7)            308   72%   68%    60%    $105.55    $107.49    $104.32
      Arlington            National Airport Holiday Inn (8)            280   71%   74%    58%    $101.99     $89.12    $80.26
       Herndon               Herndon Holiday Inn Express               115   69%   79%    81%    $101.48     $91.64    $84.49
        McLean               Tysons Corner Courtyard (9)               229   61%    NA     NA    $136.35       NA        NA
        McLean                 Tysons Corner Holiday Inn               316   68%   73%    72%    $112.94    $112.71    $104.22
       Sterling               Dulles Airport Hampton Inn               127   71%   81%    82%     $95.04     $91.62    $82.97
       Sterling               Dulles Airport Holiday Inn               297   66%   81%    77%    $106.14     $99.74    $90.44
       Sterling            Dulles Airport TownePlace Suites             95   71%   83%    74%     $93.73     $85.57    $78.08
       Sterling          Dulles Town Center Hampton Inn (10)           152   57%    NA     NA     $98.80       NA          NA
                                                                 ----------  ----- -----  -----  ---------  --------- ----------
                                        Totals                       3,578   66%   71%    68%     $94.32     $89.16    $85.45

(1)    Available rooms as of September 30, 2001.
(2)    Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)    Opened July 9, 1999.
(4)    Opened June 28, 1999.
(5)    Opened October 25, 1999.
(6)    Opened June 24, 1999.
(7)    Operated as a Holiday Inn in fiscal 1999. Converted to a Crowne Plaza in October 1999.
(8)    Operated as a  Howard Johnson in  fiscal 1999.  Converted to a Holiday Inn in October 1999.
(9)    Opened December 15, 2000.
(10)   Opened November 27, 2000.

OFFICE AND INDUSTRIAL

                                                                              Leasing Percentages      Expiring Leases (1)
                                                                             ---------------------  ----------------------------
                                                                   Gross         September 30,       Year Ending September 30,
                                                                 Leasable    ---------------------  ----------------------------
       Location                          Name                    Area (1)     2001   2000    1999        2002           2003
----------------------- ---------------------------------------  ----------  ------ ------  ------  -------------  -------------

       FLORIDA
   Fort Lauderdale            Commerce Center - Phase II            61,149    90%    90%     89%          15,286         11,230

       GEORGIA
       Atlanta                  900 Circle 75 Parkway              345,502    87%    98%     99%          90,777         39,218
       Atlanta                  1000 Circle 75 Parkway              89,412   100%    98%     93%          21,573         13,086
       Atlanta                  1100 Circle 75 Parkway             269,049    93%    99%     77%          56,655         26,678

       MARYLAND
        Laurel                    Sweitzer Lane (2)                150,020   100%    NA      NA               NA             NA

       VIRGINIA
        McLean                  8201 Greensboro Drive              360,854    86%    95%     93%           9,510         95,837
        McLean                  Tysons Park Place (3)              247,581    87%   100%     NA           19,152          6,456
       Sterling                      Dulles North                   59,886   100%    99%    100%          34,373         16,943
       Sterling                  Dulles North Two (4)               79,210   100%   100%     NA               NA             NA
       Sterling                 Dulles North Five (5)               80,391   100%   100%     NA               NA             NA
       Sterling                  Dulles North Six (6)               53,517   100%   100%     NA               NA             NA
                                                                 ----------  ------ ------  ------  -------------  -------------
                                        Totals                   1,796,571    92%    98%     92%         247,326(7)     209,448(7)

(1)  Square feet
(2)  Acquired November 15, 2000.
(3)  Acquired December 13, 1999.
(4)  Operational October 1, 1999.
(5)  Operational March 1, 2000.
(6)  Operational October 1, 2000.
(7)  Represents 13.8% and 11.7%, respectively, of the Real Estate Trust's office and industrial portfolio in terms of square footage as of
     September 30, 2002 and 2003, respectively.

LAND PARCELS

    Location                     Name                 Acres              Zoning
------------------  --------------------------------  ------  ------------------------------

     FLORIDA
   Boca Raton           Arvida Park of Commerce         6.5             Mixed Use
 Fort Lauderdale            Commerce Center             1.6        Office and Warehouse

     GEORGIA
     Atlanta                   Circle 75              124.9        Office and Industrial

     KANSAS
  Overland Park              Overland Park            161.9   Residential, Office and Retail

    MARYLAND
    Rockville               Flagship Centre             7.7            Commercial

    MICHIGAN
  Auburn Hills         Auburn Hills Holiday Inn         0.5            Commercial

    NEW YORK
    Rochester        Rochester Airport Holiday Inn      2.9            Commercial

    VIRGINIA
    Sterling                  Cedar Green              10.7            Commercial
    Sterling                  Church Road              39.9        Office and Industrial
    Sterling              Sterling Boulevard           28.1            Industrial
                                                      ------
                                 Total                384.7

OTHER REAL ESTATE INVESTMENTS

            PURCHASE-LEASEBACK PROPERTIES (1)
-----------------------------------------------------------

                     APARTMENTS

    Location           Name            Number of Units
-----------------  --------------  ------------------------

   LOUISIANA
    Metairie       Chateau Dijon             336

   TENNESSEE
   Knoxville       Country Club              232
                                             ---
                       Total                 568

                  SHOPPING CENTERS

    Location           Name        Gross Leasable Area (2)
-----------------  --------------  ------------------------

    GEORGIA
    Atlanta        Old National            160,000
 Warner Robbins    Houston Mall            264,000
                                           -------
                       Total               424,000

(1) The Real Estate Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real
Estate Trust also receives percentage rent based upon the income generated by the properties.
(2) Square feet.

Investment in Saul Holdings Limited Partnership

On August 26, 1993, the Real Estate Trust consummated a series of transactions in which it transferred 22 shopping center properties and one of its office properties together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership ("Saul Holdings
Partnership"), and one of two newly organized subsidiary limited partnerships of
Saul Holdings Partnership.

In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings
Partnership. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in
Saul Holdings Partnership in exchange for the transfer of property management functions and certain other properties to Saul Holdings Partnership and its subsidiaries. Saul Centers, Inc., a newly organized, publicly held real estate investment trust ("Saul Centers"), received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately
$220.7 million to Saul Holdings Partnership.

Affiliates of the Trust received certain cash distributions from Saul Holdings
Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See "Item 13. Certain Relationships and
Related Transactions -- Management Personnel."

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers common stock on the basis of one share of Saul Centers'
common stock for each partnership unit provided, subject to Saul Centers'
articles of incorporation and subsequent waiver issued in March 2001, that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 29.9% of the value of the outstanding equity securities of Saul Centers.

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

Holding Company Regulation

The Trust, the Saul Company, Chevy Chase Property Company, referred to in this report as "CCPC," and CCPC's wholly-owned subsidiary, Westminster Investing
Corporation, collectively referred to in this report as the "Holding Companies,"
are registered as "savings and loan holding companies" because of their direct or indirect owenership interests in the bank, and are subject to regulation, examination and supervision by the OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as "unitary thrift holding companies" and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See "Banking - Qualified
Thrift Lender ("QTL") Test." The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

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

If the Holding Companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to "significantly undercapitalized" institutions. See "Banking - Prompt Corrective Action."

BANKING

Regulation

Federal Home Loan Bank System. The bank is a member of the Federal Home Loan
Bank (the "FHLB") of Atlanta. The 12 FHLBs are administered by the Federal
Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as a central credit facility for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the bank obtains advances from the FHLB of
Atlanta. At September 30, 2001, the bank had outstanding advances of $2.2 billion. See Note 20 to the Consolidated Financial Statements in this report and
"Banking - Deposits and Other Sources of Funds - Borrowings."

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

o 1.0% of mortgage-related assets;
o 0.3% of total assets;
o $500; or
o 5.0% of outstanding advances.

The bank had an investment of $113.0 million in FHLB of Atlanta stock at
September 30, 2001. The bank earned dividends on that stock of $8.1 million and
$7.7 million during the years ended September 30, 2001 and 2000, respectively.
Since 1999, membership in the FHLB has been voluntary rather than mandatory for federal thrifts like the bank. Since membership is required to obtain advances from the FHLB and the bank continues to rely on FHLB advances as an important source of funds, the bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

Liquidity Requirements. On March 15, 2001, the OTS amended its regulations to repeal the minimum liquidity ratio of 4% and adopted an interim rule that requires thrifts to maintain sufficient liquidity to ensure their safe and sound operation. Prior to that, the bank was required to maintain a quarterly average balance of liquid assets equal to 4.0% of its average daily balance of deposits, plus borrowings payable in one year or less. A standard measure of liquidity in the savings industry is the ratio of liquid assets, including cash, federal funds, certain time deposits, certain bankers' acceptances, certain corporate debt securities and commercial paper, securities of certain mutual funds, certain mortgage-related securities, certain mortgage loans and U.S. Government, state government and federal agency obligations, to net withdrawable accounts and borrowings payable in one year or less. Failure to meet this requirement could subject the bank to monetary penalties imposed by the OTS.

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

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 1.93 basis points for SAIF and BIF members for the first semi-annual period of 2001 and 1.86 basis points for SAIF and BIF members for the second semi-annual period of 2001.

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

On April 5, 2001, the FDIC published its recommendations to reform the deposit insurance system. The recommendations include (i) the FDIC's continued support for the merger of the BIF and SAIF into a single insurance fund, (ii) permitting the FDIC to charge risk-based premiums on all depository institutions based on their risk profile, (iii) allowing for gradual increases or decreases in premiums if the fund's reserves fall outside a specific range of reserves, (iv)
providing rebates to institutions based on historical contributions, and (v)
indexing the fund's coverage amounts against the rate of inflation to maintain its real value. Each of these reforms would require Congressional approval.
Legislation aimed at addressing some or all of these issues has been introduced in Congress in various forms. Since it is uncertain at this time whether, or in what form, any reform of the deposit insurance system will be adopted, the bank is unable to assess the potential effects on the bank.

Regulatory Capital

The bank is subject to:

o a minimum tangible capital requirement,
o a minimum core (or leverage) capital requirement, and
o a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2001, the bank's tangible capital ratio was 5.44%, its core (or leverage) ratio was 5.44%, and its total risk-based capital ratio was 10.52%, compared to the minimum requirements of
1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2001, the bank had qualifying servicing assets of $62.3 million, which constituted 10.1% of core capital at that date.
In December 2000, the President signed into law legislation which, among other things, provides federal banking agencies the flexibility to permit inclusion in core capital of up to 100 percent of the fair market value of readily marketable purchased mortgage servicing rights. However, the agencies have not modified the existing 90% standard.

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

On March 15, 2001, the OTS proposed an amendment to its capital regulations that would permit residential mortgage loans with a loan-to-value ("LTV") ratio up to
90% to qualify for the 50% risk weighting currently available only to loans with
LTVs not exceeding 80%. In addition, mortgage loans that do not meet the LTV ratio at origination, but are later paid down to the appropriate LTV ratio may qualify for the 50% risk weighting if they satisfy all other requirements.
However, a qualifying residential mortgage loan that negatively amortizes above the 90% LTV ratio would be required to be reassigned to the 100% risk-weighting category. Management does not believe that adoption of the amendments as proposed would have a material effect on the bank.

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

On November 29, 2001, the OTS and the other federal bank regulatory agencies revised their risk-based capital regulations to address the regulatory capital treatment of certain residual interests in asset securitizations. The rule will become effective January 1, 2002 and will apply to those transactions that settle on or after that date. For those transactions entered into prior to the effective date, the bank may delay the application of the rule until December
31, 2002. Residual interests include interest-only strips receivable, spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements. The most significant revisions will:

o require that risk-based capital be held in an amount equal to the amount of residual interest that is retained on balance sheet following a securitization;
o require a deduction from Tier 1 capital equal to the amount of certain interest-only strips that exceeds 25 percent of Tier 1 capital; and
o apply a "ratings based approach" that sets capital requirements for positions in securitizations according to their relative risk exposure.

At September 30, 2001, the bank had $101.2 million in residual interests that, under the rule, would require a dollar-for-dollar deduction from Tier 1 capital.
Of this amount, $69.7 million is currently subject to a dollar-for-dollar deduction from Tier 1 capital. At September 30, 2001, the bank had interest-only strips of $47.1 million, which constituted 7.6% of Tier 1 capital at that date.
The remainder of these residual interests to the extent still retained by the bank, will not be subject to the dollar-for-dollar deduction from Tier 1 capital until December 31, 2002.

The bank may use supplementary capital to satisfy the risk-based capital requirement to the extent of its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, nonwithdrawable accounts and pledged deposits, and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2001, the bank had $63.0 million in allowances for loan and lease losses, all of which was includable as supplementary capital.

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

o the bank may include only the aggregate amount of maturing capital instruments that mature in any one year, during the seven years immediately prior to an instrument's maturity, that does not exceed 20% of its capital.

The bank has selected the second option for its subordinated debentures due 2005 and must continue to use that option for its subordinated debentures due 2008 and any future issuances as long as the prior issuance remains outstanding. At
September 30, 2001, the bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See
"Deposits and Other Sources of Funds - Borrowings."

On March 15, 2001, the OTS proposed the repeal of the interest-rate risk component of its risk-based capital regulation. Under that component, which has never been implemented by the OTS, an institution that would experience a change in "portfolio equity" in an amount in excess of 2.0% of the institution's assets as a result of a 200 basis point increase or decrease in the general level of interest rates would be required to maintain additional amounts of risk-based capital based on the lowest interest rate exposure at the end of the three previous quarters. The bank continues to monitor its interest-rate exposure in accordance with OTS guidance. See "Banking - Asset and Liability Management."

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to increased capital requirements.

All or a portion of the assets of each of the bank's subsidiaries are generally consolidated with the assets of the bank for regulatory capital purposes unless all of the bank's investments in, and extensions of credit to, such subsidiary are deducted from capital. The bank's investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank, are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The bank's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At
September 30, 2001, the bank's investments in, and loans to, these
"non-includable subsidiaries" totaled approximately $1.6 million, of which $1.4 million constituted a deduction from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks and the portion of land loans and non-residential construction loans in excess of an 80% LTV ratio. On March 15, 2001, the OTS proposed an amendment to its capital regulations that would repeal the requirement for thrifts to deduct from their total capital that portion of a non-residential construction loan in excess of an 80% LTV ratio. The bank's only asset at September 30, 2001 that is treated as an equity investment for regulatory capital purposes is a property classified as real estate held for sale. At September 30, 2001, the book value of this property was $2.4 million, which was required to be deducted from total capital.
The bank had no land loans or non-residential construction loans with loan-to-value ratios greater than 80% at September 30, 2001. The bank has $0.2 million of valuation allowances maintained against its non-includable subsidiaries and equity investments, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans ("REO" or "real estate held for sale") to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital.
Accordingly, if the bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from risk-based capital. In December 2001, the bank received from the OTS additional extensions through December 19, 2002, of the holding periods for certain of its
REO properties acquired through foreclosure in fiscal years 1990, 1991 and 1995.
See "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - Banking - Financial Condition - Capital."

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

On January 31, 2001, the OTS and the other federal bank regulatory agencies issued supplemental guidance for supervision of institutions with subprime lending portfolios that exceed 25% of Tier 1 capital. Among other things, the guidance suggests that these institutions generally will be expected to hold capital against those portfolios in an amount that is 1 1/2 to 3 times the amount required for non-subprime assets of the same type. However, examiners are given broad discretion over how to apply the guidelines to a particular institution. Although the bank's subprime automobile lending portfolio (held through a subsidiary) exceeded the 25% threshold at September 30, 2001, the subsidiary stopped originating new loans effective November 9, 2000. As a result, it is unclear how the new guidelines may be applied to the bank.

In January 2001, the Basle Committee on Banking Supervision published a revised proposal to amend its 1988 risk-based capital accord, which forms the basis for the risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. Key components of the revised proposal include:

o adding a fifth risk-weighting of 150 percent for loans to low-quality companies;
o using rating agency assessments to determine risk-weightings for claims on banks, commercial loans and securitization interests;
o liberalizing capital requirements for certain collateralized and guaranteed loans;
o authorizing regulators to use the supervisory review process to determine whether to impose increased capital requirements on individual institutions with high levels of interest-rate risk or to require reduction of that risk;
o establishing a methodology for requiring that capital be maintained against operational risk; and
o authorizing regulators to impose explicit capital requirements on managed or securitized assets.

Comments on the January 2001 release, as amended, were due May 31, 2001 and final regulations are expected to be adopted late in 2002. The bank is unable to predict whether, or in what form, any final changes will be adopted by the Basle
Committee, or the extent to which any changes actually adopted will be reflected in the capital requirements that apply to the bank.

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

At September 30, 2001, the bank's leverage ratio of 5.44%, its tier 1 risk-based ratio of 6.84%, and its total risk-based capital ratio of 10.52% exceeded the minimum ratios established for "well-capitalized" institutions.

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

The bank's "qualified thrift investments" consist of residential housing loans
(including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Fannie Mae stock, small business loans, credit card loans and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans), 50% of residential housing loans originated and sold within 90 days, investments in real estate-oriented service corporations, 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low- or moderate-income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The bank had 86.4% of its assets invested in qualified thrift investments at
September 30, 2001, and met the QTL test in each of the previous 12 months.

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

One year following an institution's failure to meet the test, the institution's holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to meet the QTL test, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank. Failure to meet the QTL test also could limit the bank's ability to establish and maintain branches outside of its home state of Virginia.

Because the bank is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the bank's current activities, management of the bank believes that compliance with these restrictions would not have a significant adverse effect on the bank. However, the Trust, which owns 80% of the bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the bank to meet the QTL test, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of the bank to a level at which it no longer would be deemed to control the bank.

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

The bank must notify the OTS before making any capital distribution. In addition, the bank must apply to the OTS to make any capital distribution if the bank does not qualify for expedited treatment under OTS regulations. If the bank qualifies for expedited treatment, an application is required only if the total amount of all of the bank's capital distributions for the year exceeds the sum of the bank's net income for the year and its retained net income for the previous two years.

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
Management's Discussion and Analysis of Financial Condition and Results of
Operations - Banking - Financial Condition - Capital."

In addition, the OTS conditioned a recent payment of common stock dividends by the bank on the bank's maintaining its well capitalized status. Failure of the bank to remain well capitalized therefore could have a material adverse effect on the bank's ability to pay dividends on both its common and REIT Preferred
Stock.

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
The indenture pursuant to which $100 million principal amount of the bank's 1996
Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank's 10 3/8% Noncumulative Preferred Stock,
Series B (the "Series B Preferred Stock"), if issued in exchange for the outstanding REIT Preferred Stock. See "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations - Banking - Financial
Condition - Capital" and "Item 12. Security Ownership of Certain Beneficial
Owners and Management."

The payment of any dividends on the bank's common stock and preferred stock will be determined by the bank's board of directors based on the bank's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the bank's board of directors determines are relevant, including applicable government regulations and policies. See "Banking - Deposits and Other Sources of Funds - Borrowings."

Lending Limits. The bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The bank may lend an additional 10% for loans fully secured by readily marketable collateral. The bank's regulatory lending limit was approximately $139.8 million at September 30, 2001, and no group relationships exceeded this limit at that date.

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
o application fees;
o securities filing fees; and
o publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling
$1.6 million for the bank for the 12 month period ending December 31, 2001.

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

Other Regulations and Legislation. The bank must obtain prior approval of the
OTS before merging with another institution or before acquiring insured deposits through certain transactions. Also, as a SAIF-insured institution, the bank is subject to limitations on its ability to buy or sell deposits from or to, or to combine with, a BIF-insured institution. Despite these restrictions,
SAIF-insured thrifts may be acquired by banks or by bank holding companies under certain circumstances.

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

The OTS and the other federal bank regulatory agencies adopted changes to the regulatory classification policies for retail credit, which took effect December
31, 2000, including:

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

Prior to November 28, 2000, the first $5 million of the bank's transaction accounts were subject to a 0% reserve requirement. The next $39.3 million in net transaction accounts were subject to a 3% reserve requirement and any net transaction accounts over $44.3 million were subject to a 10% reserve requirement. Effective November 28, 2000, the FRB increased the amount of transactions accounts subject to a 0% reserve requirement from $5 million to
$5.5 million and decreased the "low reserve tranche" from $39.3 million to $37.3 million, which brings the net transaction amount that was subject to the 10%
reserve requirement to amounts over $42.8 million. The bank met its reserve requirements for each period during the year ended September 30, 2001. Effective
November 27, 2001, the first $5.7 million of the bank's transaction accounts will be subject to a 0% reserve requirement. The next $35.6 million in net transaction accounts will be subject to a 3% reserve requirement over the $41.3 million will be subject to a 10% reserve requirement.

The bank may borrow from the FRB "discount window," although FRB regulations require it to exhaust all reasonable alternate sources of funds, including FHLB sources, before borrowing from the FRB. FDICIA imposes additional limitations on the ability of the FRB to lend to undercapitalized institutions through the discount window.

Community Reinvestment Act

Under the CRA and the OTS's regulations, the bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low- and moderate-income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution's record in satisfying the intent of the CRA in connection with its examination of the bank.
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
o Service - the bank's ability to deliver reasonable and accessible financial products and services, such as retail banking branches and ATMs, and support community development services, such as financial literacy education and homebuyers counseling; and
o Investment - the bank's ability to commit to innovative and qualified CRA investments such as equity investments which support and promote affordable housing and economic development in low- and moderate-income neighborhoods in the bank's assessment area(s).

Recent examples of qualified CRA investments are the bank's investment in the
Mid Atlantic Affordable Housing Fund I in January 2000 for $5 million and in the
Mid Atlantic Affordable Housing Fund II in March 2001 for $5 million. These investments allowed the bank to provide equity financing to several multifamily housing projects located in Maryland, Delaware, Northern Virginia and the
District of Columbia, which provide rental housing for low- and moderate-income seniors and families. Because the bank's investments qualify for the low-income housing tax credits under federal tax laws, the bank will receive tax benefits relating to these investments over the next 15 years.

On July 19, 2001, the OTS and the other federal banking regulators issued a joint advance notice of proposed rulemaking, seeking public comment on a broad range of issues under the agencies' current CRA regulations in an effort to assess how the regulations should be amended to better analyze a financial institution's performance under the CRA. Comments on the notice of proposed rulemaking were due October 17, 2001. The bank is unable to predict whether, and in what form, any final changes will be adopted, or the extent to which any changes actually adopted will be reflected in the CRA obligations that apply to the bank.

Other Aspects of Federal Law

The bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, equal credit opportunity and privacy of consumer information.

Recent Accounting Pronouncements

The bank adopted Financial Accounting Standards Board ("FASB") Statement of
Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133") effective October 1, 2000. SFAS
133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of Effective Date of Financial Accounting
Standards Board Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting
for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and
SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative instrument and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The impact of the adoption of SFAS 133, as amended, was not material to the bank's financial condition or results of operations. On
October 1, 2000, the bank recorded an after tax loss of $476 in Other
Comprehensive Income representing its transition adjustment from the adoption of these standards.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" - a replacement of SFAS No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("SFAS 140"), was issued in September 2000 and replaces SFAS No. 125. SFAS No.
140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS
140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 is effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January 1, 2002, and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000.
The adoption of SFAS 140 did not have a material impact on the bank's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS
141"). SFAS 141 supersedes Accounting Principles Board ("APB"), Opinion No. 16,
"Business Combinations" and requires that all business combinations be accounted for as purchases and prohibits further usage of the pooling-of-interests method.
In addition, SFAS 141 establishes new rules concerning recognition of intangible assets (apart from goodwill) arising in a purchase business combination. SFAS
141 is applied prospectively to all business combinations initiated and accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

In July 2000, the Emerging Issues Task Force ("EITF") of the FASB issued
Consensus No. 99-20, "Recognition of Interest Income and Impairment on Purchased
and Retained Beneficial Interests in Securitized Financial Assets." This
consensus requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. Consensus No. 99-20 was effective on April 1, 2001 and did not have a material impact on the Bank's financial condition or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in
June 2001. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but subject to impairment testing. Potential impairment is identified by comparing the fair value with its carrying amount and if fair value is less than the carrying amount, an impairment loss is recognized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. The bank is currently assessing the impact that the adoption of SFAS 142 may have on the bank's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 provides guidance on the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially recorded by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS
143 is effective for fiscal years beginning after June 15, 2002. The bank believes that the adoption of SFAS 143 will not have a material impact on the bank's financial position or results of operations in future periods.

Market Area

The bank's principal deposit and lending markets are located in the Washington,
DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, DC area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.2% in September
2001, compared to the national rate of 4.9%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of
Funds." Chevy Chase's principal market for deposits consists of Montgomery and
Prince George's Counties in Maryland and Fairfax County in Virginia.
Approximately 18.4% of the bank's deposits at September 30, 2001 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery
County, and ranked third in market share of deposits in Prince George's County at June 30, 2000, according to the most recently published industry statistics.
The per capita income of each of Montgomery and Fairfax Counties ranks among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in Montgomery and Fairfax Counties in
September 2001 of 2.6% and 2.5%, respectively, was below the national rate of
4.9% and state rates of 4.0% for Maryland and 3.3% for Virginia for the same month.

The bank historically has concentrated its lending activities in the Washington,
DC metropolitan area. In recent years, the bank has expanded its lending activities outside the Washington, DC Metropolitan area. See "Banking - Lending
Activities."

Investment and Other Securities

The bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operations. See "Banking - Regulation - Liquidity
Requirements." To meet this requirement the bank maintains a portfolio of cash, federal funds, treasuries and other readily marketable fixed-income securities.
Management's objective is to maintain liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

The bank classifies its investment and mortgage-backed securities as either
"held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. All investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2001 and 2000.

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
2001 and 2000.

At September 30, 2001 and 2000, the bank held automobile receivables-backed securities which were classified as trading securities. These securities were created as part of two automobile loan securitizations and represent subordinate classes of certificates retained by the bank.

Lending Activities

Loan and Lease Portfolio Composition. At September 30, 2001, the bank's loan and lease portfolio totaled $8.5 billion, which represented 74.9% of its total assets. All references in this report to the bank's loan portfolio refer to loans and leases, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 55.9% of the loan and lease portfolio at that date.

The following table sets forth information concerning the bank's loan and lease portfolio net of unfunded commitments for the periods indicated.

Loan and Lease Portfolio
(Dollars in thousands)

                                                                      September 30,
                       -------------------------------------------------------------------------------------------------------------
                               2001                    2000                 1999                  1998                 1997
                       --------------------- --------------------- -------------------- ---------------------- ---------------------

                                     % of                  % of                  % of                 % of                   % of
                         Balance     Total     Balance     Total     Balance     Total    Balance     Total      Balance     Total
                       ----------- --------- ----------- --------- ----------- -------- ----------- ---------- ----------- ---------

Single family
 residential (1)       $4,788,083    55.9%  $5,012,556    60.3%  $4,098,523    63.4% $1,821,982     65.7$%    $849,955    33.2$%
Home equity (1)           372,095     4.4       274,355     3.3       239,673     3.7      135,122      4.9        94,088     3.7
Commercial real
 estate and
 multifamily               30,703     0.4        39,230     0.5        57,051     0.9       74,164      2.7        53,551     2.1
Real estate
 construction
 and ground               267,303     3.1       296,705     3.6       228,464     3.5      108,379      3.9        54,998     2.2
Commercial                769,443     9.0       596,384     7.2       394,142     6.1      174,076      6.3        98,346     3.9
Credit card (1)                 -       -             -       -             -       -            -        -     1,077,149    42.3
Automobile loans (1)      643,930     7.5       789,276     9.5       717,712    11.1      121,350      4.4       113,241     4.4
Automobile leases       1,124,106    13.1       568,091     6.8       109,724     1.7           22        -             -       -
Subprime
 automobile (1)           420,658     4.9       620,588     7.4       480,533     7.4      236,454      8.5       116,627     4.6
Home improvement
 and related loans (1)    113,218     1.3        86,973     1.0       106,847     1.7       67,355      2.4        55,453     2.2
Overdraft lines of
 credit and other
 consumer                  36,356     0.4        31,608     0.4        31,645     0.5       33,484      1.2        36,029     1.4

                       ----------- --------- ----------- --------- ----------- -------- ----------- ---------- ----------- ---------
                        8,565,895   100.0%  8,315,766   100.0%  6,464,314   100.0%  2,772,388    100.0%  2,549,437   100.0%
                       ----------- ========= ----------- ========= ----------- ======== ----------- ========== ----------- =========
Less:

Unearned premiums
 and discounts             (3,147)               (4,558)               (6,562)              (2,163)                   308
Net deferred loan
 origination fees
 (costs)                  (40,554)              (34,833)              (16,133)                (850)                (2,098)
Allowance for loan
 and lease losses          63,018                54,018                58,139               60,157                105,679

                       -----------           -----------           -----------          -----------            -----------
                           19,317                14,627                35,444               57,144                103,889
                       -----------           -----------           -----------          -----------            -----------

Total loans and
 leases receivable     $8,546,578            $8,301,139            $6,428,870           $2,715,244             $2,445,548
                       ===========           ===========           ===========          ===========            ===========

------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes loans held for sale and/or securitization, if any.

The bank adjusts the composition of its loan and lease portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Item 7. Banking - Regulatory Capital," "Qualified
Thrift Lender Test" and "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Financial Condition - Asset and Liability
Management."

Contractual Principal Repayments of Loans and Leases. The following table shows the scheduled contractual principal repayments of the bank's loans and leases at
September 30, 2001. The entire balance of loans held for sale and/or securitization is shown in the year ending September 30, 2002, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments
(In thousands)

                                Principal                           Approximate Principal Repayments
                                 Balance                            Due in Years Ending September 30,
                             Outstanding at    ---------------------------------------------------------------------------------
                              September 30,                                                                            2017 and
                                 2001(1)           2002       2003       2004      2005-2006  2007-2011   2012-2016   Thereafter
                            ------------------ ------------ ---------- ---------- ----------- ---------- ----------- -----------
Single family residential   $       4,555,814   $   70,337  $  79,948  $  84,416  $  187,197  $ 580,617  $  765,425  $2,787,874
Home equity                           372,095        1,230        431        681       1,156      7,956      63,109     297,532
Commercial real estate
 and multifamily                       30,703        6,337      6,764      7,276       7,660      2,666           -           -
Real estate construction
 and ground                           267,303      177,575     71,482     17,617          14        615           -           -
Commercial                            769,443      259,980     89,208     98,776      45,175    100,359     132,572      43,373
Subprime automobile                   420,658      118,772    127,311    111,122      63,453          -           -           -
Prime automobile                      361,930       99,778    111,158     88,287      36,433     26,274           -           -
Automobile leases                   1,124,106      154,083    302,749    350,273     306,792     10,209           -           -
Home improvement and
 related loans                        100,494        5,378      5,480      5,590      11,558     27,521      25,549      19,418
Overdraft lines of credit
 and other consumer                    36,356        6,881      6,171      6,460      14,890      1,954           -           -
Loans held for sale                   244,993      244,993          -          -           -          -           -           -
Loans held for
 securitization and sale              282,000      282,000          -          -           -          -           -           -
                            ------------------ ------------ ---------- ---------- ----------- ---------- ----------- -----------
     Total loans and
      leases receivable(2)  $       8,565,895   $1,427,344  $ 800,702  $ 770,498  $  674,328  $ 758,171  $  986,655  $3,148,197
                            ================== ============ ========== ========== =========== ========== =========== ===========

Fixed-rate loans and leases $       3,885,831   $  763,218  $ 667,678  $ 639,365  $  514,560  $ 325,341  $  392,831  $  582,838
Adjustable-rate loans               4,153,071      137,133    133,024    131,133     159,768    432,830     593,824   2,565,359
Loans held for sale                   244,993      244,993          -          -           -          -           -           -
Loans held for
 securitization and sale              282,000      282,000          -          -           -          -           -           -
                            ------------------ ------------ ---------- ---------- ----------- ---------- ----------- -----------
     Total loans and
      leases receivable(2)  $       8,565,895   $1,427,344  $ 800,702  $ 770,498  $  674,328  $ 758,171  $  986,655  $3,148,197
                            ================== ============ ========== ========== =========== ========== =========== ===========

--------------------------------------------------------------------------------------------------------------------------------

(1) Of the total amount of loans and leases outstanding at September 30, 2001, which were due after one year, an aggregate principal balance of approximately
$3.1 billion had fixed interest rates and an aggregate principal balance of approximately $4.0 billion had adjustable interest rates.
(2) Before deduction of allowance for loan and lease losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans' Administration -- immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Although the bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 2001, principal repayments of $900.3 million are contractually due within the next year. Of this amount, $763.2 million is due on fixed-rate loans and $137.1 million is due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The bank has general authority to make loans secured by real estate located throughout the United
States. The following table shows changes in the composition of the bank's real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans
(In thousands)

                                                                                 For the Year Ended September 30,
                                                                  ---------------------------------------------------------------
                                                                       2001                   2000                    1999
                                                                  ----------------       ----------------        ----------------

Real estate loan originations and purchases: (1)

Single family residential                                         $     3,184,380        $     1,666,639         $     3,526,750
Home equity                                                               528,450                267,694                 331,371
Commercial real estate and multifamily                                          -                  4,602                  28,416
Real estate construction and ground                                       259,130                259,537                 289,228
                                                                  ----------------       ----------------        ----------------

Total originations and purchases                                        3,971,960              2,198,472               4,175,765
                                                                  ----------------       ----------------        ----------------

Principal repayments                                                   (1,784,311)              (507,558)               (710,376)
Sales                                                                    (674,652)              (383,824)                (52,914)
Loans transferred to real estate acquired
  in settlement of loans                                                     (774)                (5,695)                 (1,909)

                                                                  ----------------       ----------------        ----------------
                                                                       (2,459,737)              (897,077)               (765,199)
                                                                  ----------------       ----------------        ----------------

Transfers to mortgage-backed securities (2)                            (1,676,885)              (302,260)               (926,502)
                                                                  ----------------       ----------------        ----------------

Increase (decrease) in real estate loans                          $      (164,662)       $       999,135         $     2,484,064
                                                                  ================       ================        ================

(1) Excludes unfunded commitments.
(2) Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending. The bank originates a variety of loans secured by single-family residences. At September 30, 2001, $5.2 billion, or 60.3%, of the bank's loan and lease portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $5.3 billion, or
63.6%, at September 30, 2000. Of these amounts, $34.5 million and $20.5 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2001 and 2000, respectively. Approximately 38.8% of the principal balance of the bank's single-family residential real estate loans at September 30, 2001 were secured by properties located in Maryland, Virginia or the District of Columbia.

The bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly owned mortgage banking subsidiary, B. F. Saul
Mortgage Company, and through Chevy Chase Mortgage, a division of the bank. The bank currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

The bank maintains a wholesale network of correspondents, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The bank determines the specific loan products and rates under which the correspondents originate the loans, and subjects the loans to the bank's underwriting criteria and review. During the year ended September 30, 2001, approximately $2.0 billion of loans settled under the correspondent program.

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

The bank has significantly expanded its origination of residential one-month
ARMs that provide a borrower with a below-market introductory rate and a variety of monthly payment features, one of which (if regularly chosen by a borrower)
could result in interest being added to the principal of the loan or "negative amortization." During fiscal 2001, the bank originated $937.1 million of these one-month ARMs, all of which contained terms that limit the amount of negative amortization to no more than 10% of the original loan amount. Also during fiscal year 2001, the bank purchased approximately $477.8 million in one-month ARMs from another lender, 53.4% of which are secured by properties in California. A substantial portion of the purchased one-month ARMs have terms that limit the amount of negative amortization to no more than 25% of the original loan amount.
The bank is monitoring the risks associated with these one-month ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risks without adversely affecting the bank's competitive position. Increased emphasis of the one-month
ARM product is a key part of management's efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the bank's interest-rate risk in the event market interest rates rise from their current relatively low levels. At September 30, 2001, 70.5% of the bank's residential mortgage loans were comprised of ARMs and 33.9% of the bank's residential mortgage loans were comprised of one-month ARMs.

Since negative amortization on the one-month ARMs originated by the bank is limited to 10% of the original loan amount, and the bank requires private mortgage insurance in specified amounts for any loan with a LTV ratio above 80%, the bank does not believe that adoption of the OTS's proposed amendments to the risk-based capital treatment of "qualifying mortgage loans" would have a material adverse effect on the bank. See, "Banking - Regulatory Capital."

Loan sales provide the bank with liquidity and additional funds for lending, enabling the bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal 2001, sales of mortgage loans originated or purchased for sale by the bank totaled $674.7 million compared to $383.8 million during fiscal 2000. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The bank's conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National
Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the sale and/or securitization of those loans. In order to manage its interest-rate exposure, the bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 2001, the bank had $233.4 million of single-family residential loans held for sale to investors.

From time to time, as part of its capital and liquidity management plans, the bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal year 2001, the bank exchanged $837.7 million of single-family residential loans held in its portfolio for mortgage-backed securities, which the bank retained for its own portfolio. The bank did not exchange any of its loans held in its portfolio for mortgage-backed securities during fiscal year 2000.

When the bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, inspects the properties, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% per year of the outstanding loan principal amount, is recognized as income over the life of the loans. The bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 2001, the bank was servicing residential permanent loans totaling $5.9 billion for other investors. See "Banking - Loan
Servicing."

Sales of Mortgage-Backed Securities. The bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations.
The securities are generally issued in the same month as they are sold. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower's election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2001 and 2000, the bank originated and sold $839.2 million and $297.5 million, respectively, of mortgage-backed securities and recognized gains of $4.0 million and $1.5 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2001.

Home Equity Lending. The bank's home equity credit line loans, the majority of which are secured by a second mortgage on the borrower's home, provide revolving credit. Home equity credit line loans bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and
24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity.

From time to time, the bank may purchase home equity credit line loans from other lenders as a way to supplement its direct origination of these loans.
During fiscal 2001, the bank made no such purchases.

Securitization and sale of home equity credit line receivables has been an important element of the bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial
Condition." The bank transferred $46.2 million and $64.4 million of home equity credit line receivables in existing trusts to investors and recognized gains of
$1.8 million and $2.3 million during the years ended September 30, 2001 and
2000, respectively. The bank continues to service the underlying accounts.

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans decreased 11.3% in fiscal 2001 to
$298.0 million at September 30, 2001, from $335.9 million at September 30, 2000.
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

Business development efforts originated by the bank's Business Banking Group have been concentrated in the major industry groups in the metropolitan
Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $173.0 million (or
29.0%) during fiscal 2001 from $596.4 million at September 30, 2000 to $769.4 million at September 30, 2001. During fiscal year 2001, the bank purchased commercial loan participations to a greater extent than in previous years. At
September 30, 2001, approximately one-third of the bank's $769.4 million of commercial loans consisted of participations by the bank in commercial loans which were originated by other financial institutions. The bank believes its balances of commercial loans will continue to increase as it further expands this aspect of its business, which may involve an increase in the proportion of loans outside the bank's principal market and lower spreads. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the bank's subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company, will continue to enhance the operations of the Business Banking Group.

Federal laws and regulations limit the bank's commercial loan portfolio to 20%
of assets, with at least 10% consisting of small business loans. At September
30, 2001 the bank was in compliance with this limit.

Consumer Lending. Chevy Chase currently offers a variety of consumer loans, including automobile loans and leases, overdraft lines of credit, home improvement loans and other unsecured loans for traditional consumer purchases and needs. Following the sale of the credit card portfolio on September 30,
1998, the bank no longer offers its own credit card loans, but has an agreement with the purchaser pursuant to which the purchaser issues credit cards in the bank's name to the bank's local customers. The bank's portfolios of automobile loans and automobile leases, home improvement and related loans and other consumer loans totaled $2.2 billion, $113.2 million and $36.4 million, respectively, at September 30, 2001, which accounted for a combined 27.2% of total loans at that date. The largest area of recent growth has been in prime automobile leases. During fiscal 2001, the bank purchased or originated $1.7 billion of automobile loans and leases.

On November 9, 2000, the bank stopped originating subprime automobile loans.
However, the bank's subprime automobile lending portfolio at September 30, 2001 continued to exceed 25% of its Tier 1 capital. As a result, the bank remains potentially subject to the recently issued supplemental guidance for subprime lending. See, "Banking -  Regulatory Capital." The bank will continue its collection efforts on the remaining portfolio.

Federal and state lawmakers and regulators are considering, and in some cases have adopted, a variety of additional requirements relating to subprime and perceived abusive or "predatory" lending practices. Those requirements range from increased reporting and capital requirements to prohibition of specific lending practices. For example, legislation recently enacted in Washington, DC imposes new and potentially onerous restrictions on the bank's residential mortgage lending activities in the District. However, at the request of the bank and other lenders active in the District, the Council of the District of
Columbia temporarily suspended the applicability of the legislation from
November 6, 2001 through March 6, 2002 to allow time to consider amendments to simplify the legislation and to ameliorate some of its particularly onerous effects. The bank is unable to predict whether, or in what form, any amendments or revisions will be adopted. Moreover, in light of the bank's decision to stop originating new subprime automobile loans, management currently believes that any other enactments of new regulatory requirements for these types of loans should not have a material adverse effect on the bank's financial condition.

Federal laws and regulations limit the bank's secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2001, the bank was in compliance with this limit.

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

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan's collateral could expose the bank to losses. The bank's ability to make loans with a loan-to-value ratio above 90 percent without mortgage insurance is limited to 100 percent of the bank's total risk-based capital.

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

Commercial Loan Underwriting. All commercial loan applications are underwritten and approved under authorities granted to specified committees and individuals as outlined in the bank's credit policies. The scope and depth of the underwriting for a particular request are generally dictated by the size of the proposed transaction. All commercial loans greater than $100,000 are assigned a risk rating at inception, based on a risk-rating system established in the bank's credit policies.

Consumer Loan and Lease Underwriting. Consumer loans and leases, which include automobile loans and leases, home improvement and related loans and overdraft lines of credit, are originated or purchased by the bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower's ability and willingness to repay the loan or lease. In conducting this assessment, the bank considers the borrower's ratio of debt to income, various credit scoring models and evaluates the borrower's credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower's equity in the collateral and the terms of the loan or lease are also considered. The bank's guidelines are intended only to provide a basis for lending decisions, and exceptions to the guidelines may, within certain limits, be made based upon the credit judgment of the bank's lending officer. The bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures.

Prior to November 9, 2000, the bank also originated subprime automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary applied to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank's guidelines for its traditional loan program, but who meet certain other creditworthiness tests. These loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank's traditional lending program. On November 9, 2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the remaining portfolio.

Loan Servicing. In addition to interest earned on loans, the bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Servicing income earned on single-family residential mortgage loans owned by third parties and the bank's securitization and servicing of home equity, automobile and home loan receivables portfolios, is a source of substantial earnings for the bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the bank's servicing income as of or for the years indicated.

                                                                         As of or for the Year Ended September 30,
                                                           -----------------------------------------------------------------------
                                                                  2001                      2000                     1999
                                                           -------------------       -------------------      --------------------
                                                                                       (in thousands)
Residential........................................              $  5,943,737              $  5,229,971              $  3,459,750
Home equity........................................                   171,438                   249,785                   195,296
Automobile.........................................                 1,190,979                   867,046                   556,238
Home Improvement loans.............................                    57,313                    81,847                   111,831
                                                                                     -------------------      --------------------
                                                           -------------------
   Total amount of loans
   serviced for others (1).........................              $  7,363,467              $  6,428,649              $  4,323,115
                                                                                     ===================
                                                           ===================                                ====================
Servicing and securitization
   income (2)......................................                $   69,792                $   36,847                $   31,509
                                                           ===================       ===================      ====================
 --------------------
(1) The bank's basis in its servicing assets and interest-only strips at
    September 30, 2001, 2000 and 1999 was $109.5 million, $91.7 million and
    $38.0 million, respectively.
(2) In each of the years ended September 30, 2001, 2000 and 1999, servicing and securitization income as a percentage of net interest income before provision for loan and lease losses was 19.2%, 10.8% and 11.5%.

The bank earns fees in connection with the servicing of home equity loans, home improvement loans, automobile loans and single-family residential mortgage loans. The bank's level of servicing and securitization income varies based in large part on the amount of the bank's securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal 2001, the bank securitized and sold $851.1 million of loan receivables into new and existing revolving trusts compared to $732.5 million during fiscal 2000.

The bank's investment in servicing assets, which includes, interest-only strips, is periodically evaluated for impairment. Interest-only strips are evaluated quarterly based on the discounted value of estimated future net cash flows to be generated by the underlying loans. The difference between the book value of these assets and the discounted value is recognized as an unrealized gain or loss in the period in which the change occurs. Several estimates are used when determining the discounted value, the most significant of which are the estimated rate of repayment of the underlying loans and estimated credit losses.
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
No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its servicing assets. Additionally, the bank stratifies its servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type, note rate and date of acquisition. See Summary Of Significant Accounting Policies - The Bank
and Note 15 to the Consolidated Financial Statements in this report.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - Banking - Financial Condition - Asset Quality -
Delinquent Loans" for a discussion of the bank's delinquent loan portfolio at
September 30, 2001.

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
Losses."

The bank's allowance for losses on its consumer loans and leases is based on a number of factors, including historical charge-off and repayment experience. The bank's reserve methodology is based on an analysis of the characteristics of the portfolio and trends at any particular time. The bank considers various historical information relative to the origination date, borrower profiles, delinquencies and other factors. In the case of automobile loans, management also considers the value of the underlying collateral, which can be adversely impacted by the time required to liquidate the collateral as well as the age and type of the collateral, and geographic trends.

The bank's methods for determining the allowance for losses on loans secured by real estate vary depending on whether the loans are secured by residences or by other real estate. For residential mortgage loans, management analyzes the allowance by stratifying residential permanent loans on a state by state basis by type of ownership and on whether the property is occupied by the owner. After the residential permanent portfolio has been stratified by state, historical loss ratios, as adjusted for any known predictable or quantifiable trends for the specific states are applied to delinquent loans. Based on this analysis, a reserve component is assigned to residential permanent loans. In the bank's experience, this approach has resulted in timely recognition of necessary allowances, which has been generally supported by the bank's favorable results on the ultimate disposition of the underlying collateral.

The bank assesses the adequacy of its allowance for losses on non-residential mortgage loans, commercial loans, REO and real estate held for investment based primarily on an ongoing evaluation of individual assets. This evaluation takes into consideration a variety of factors, including cash flow analyses, independent appraisals, internal risk ratings, market studies, economic trends and management's knowledge of the market and experience with particular borrowers. The bank obtains current appraisals when properties are classified as
REO. The bank periodically reviews appraisals and orders new appraisals as appropriate based on a number of factors, including the date of the previous appraisal, changes in market conditions and regulatory requirements.

In addition to the allowance for losses described above, allowance for losses are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral or guarantees, if applicable.

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

The bank's review of its various asset portfolios takes place within its Asset
Review and Asset Classification Committees, which meet on a quarterly basis. The
Asset Classification Committee reviews risk performance trends within the bank's loan and REO portfolios and economic trends and conditions which might impact those portfolios. This Committee also reviews the status of individual criticized and classified assets from $500,000 up to $5,000,000 and the allowance for loan and lease losses. The Asset Review Committee, which meets in conjunction with the Asset Classification Committee, reviews the status of individual criticized and classified assets of $5,000,000 and greater.

The Federal Financial Institution Examination Council, which is composed of the
OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions. The bank believes that its levels of general valuation allowances at September 30, 2001 comply with the guidelines. In July 2001, the
FFIEC adopted a policy statement providing additional guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The bank believes its procedures conform to this policy statement.

The bank's assets are subject to review and classification by the OTS upon examination. Based on such examinations, the bank could be required to establish additional valuation allowances or incur additional charge-offs.

Deposits and Other Sources of Funds

General. Deposits are the primary source of the bank's funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the bank's operating or investing activities, or planned growth. In recent years, the bank has relied to a greater degree on borrowed funds -- particularly FHLB advances -- and brokered deposits to fund its planned asset growth. Those sources of funding generally are more volatile and expensive than traditional core deposits.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 853 ATMs, including 244 ATMs located in grocery stores. These ATMs significantly enhance the bank's position as a leading provider of convenient ATM service in its primary market area. The bank is a member of the "STAR"(R) ATM network which offers nationwide access, and the "PLUS"(R) ATM network, which offers worldwide access. In addition, the bank has a partnership agreement with a regional grocery store chain that authorizes the bank to provide in-store banking centers at potentially all
Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30,
2001, the bank has opened 50 in-store banking centers as part of this agreement.

Chevy Chase accepted brokered deposits in fiscal 2001 as a way to diversify the bank's funding sources and provide additional funding for planned growth. The bank had $1.1 billion of brokered deposits at September 30, 2001. Under FDIC regulations, the bank can accept brokered deposits as long as it meets the capital standards established for well capitalized institutions or, with FDIC approval, adequately-capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. However, during fiscal year
2001, management determined that they represented a viable alternative source of funds for the bank, particularly in light of the bank's need to fund its planned rate of growth. The bank will continue to evaluate the use of brokered deposits as a source of funds in the future.

The bank obtains deposits primarily from customers residing in Montgomery and
Prince George's Counties in Maryland and Northern Virginia. Approximately 44.1%
of the bank's deposits at September 30, 2001 were obtained from depositors residing outside of Maryland, with approximately 19.5% from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

Deposit Analysis
(Dollars in thousands)

                                                                         September 30,
                              -----------------------------------------------------------------------------------------------------
                                      2001                2000                1999                1998                1997
                              ------------------- ------------------- ------------------- ------------------- ---------------------

                                            % of                 % of               % of                 % of               % of
                                 Balance    Total    Balance    Total    Balance    Total    Balance    Total    Balance    Total
                              ----------- ------- ----------- ------- ----------- ------- ----------- ------- ----------- ---------

Demand and NOW accounts       $2,070,976   27.4% $1,849,203   26.3% $1,606,169   27.9% $1,329,839   27.2% $1,120,375   22.9%
Money market deposit accounts  1,570,297   20.8    1,156,829   16.4    1,125,405   19.5    1,019,569   20.9      983,016   20.1
Statement savings accounts       780,655   10.3      779,344   11.1      888,212   15.4      913,467   18.7      907,141   18.5
Jumbo certificate accounts       620,453    8.2      636,750    9.0      486,245    8.4      358,913    7.3      358,737    7.3
Brokered certificate accounts    941,409   12.5    1,306,419   18.6      532,588    9.3            -      -      315,142    6.4
Other certificate accounts     1,461,473   19.3    1,195,999   17.0    1,016,118   17.6    1,168,746   23.9    1,130,274   23.2
Other deposit accounts           117,207    1.5      113,245    1.6      108,749    1.9       97,696    2.0       79,071    1.6
                              ----------- ------- ----------- ------- ----------- ------- ----------- ------- ----------- ---------

     Total deposits           $7,562,470  100.0% $7,037,789  100.0% $5,763,486  100.0% $4,888,230  100.0% $4,893,756  100.0%
                              =========== ======= =========== ======= =========== ======= =========== ======= =========== =========

Average Cost of Deposits

                                                    Year Ended September 30,
                                          ----------------------------------------------
                                           2001                 2000               1999
----------------------------------------------------------------------------------------

Demand and NOW accounts                   0.60%               0.88%               1.04%
Money market accounts                     3.56%               3.55%               3.36%
Statement savings and
   other deposit accounts                 1.52%               1.86%               2.07%
Certificate accounts                      5.99%               5.69%               4.88%

  Total deposit accounts                  3.79%               3.71%               3.04%
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

                                                                                     Deposit Flows
                                                                                Year Ended September 30,
                                                         -----------------------------------------------------------------------
                                                                                     (in thousands)
                                                                2001                      2000                     1999
                                                         -------------------       -------------------      --------------------
Deposits to accounts...............................            $ 43,408,719              $ 38,470,514              $ 40,084,375
Withdrawals from
   accounts........................................              (43,131,644)              (37,418,474)              (39,355,464)
                                                         -------------------       -------------------      --------------------
Net cash to (from)
   accounts........................................                 277,075                 1,052,040                   728,911
Interest credited to
   accounts........................................                 247,606                   222,263                   146,345
                                                         -------------------       -------------------      --------------------
Net increase (decrease) in deposit
   balances........................................             $   524,681              $  1,274,303               $   875,256
                                                         ===================       ===================      ====================

Deposit growth may be moderated by the bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 2001 which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits
As of September 30, 2001
(Dollars in thousands)

                    Demand, NOW
                   and Money Market            Statement         Passbook and Other        Certificate
                   Deposit Accounts        Savings Accounts        Core Accounts             Accounts                   Total
                ----------------------- ---------------------- ----------------------- ---------------------- ----------------------

Maturing During                Weighted               Weighted               Weighted               Weighted                Weighted
 Year Ending                    Average                Average                Average                Average                 Average
 September 30,     Amount        Rate       Amount      Rate       Amount      Rate       Amount      Rate       Amount       Rate
--------------- ------------- --------- ------------ --------- ------------- --------- ------------ --------- ------------- --------

   2002         $  3,641,273   1.39%   $   780,655   1.26%   $    117,207    0.99%  $ 2,709,719    4.97%   $ 7,248,854   2.71%
   2003             -           -             -        -             -          -          238,065    5.98         238,065   5.98
   2004             -           -             -        -             -          -           29,091    4.71          29,091   4.71
   2005             -           -             -        -             -          -           33,081    5.91          33,081   5.91
   2006             -           -             -        -             -          -           13,379    5.32          13,379   5.32
                -------------           ------------           -------------           ------------           -------------
  Total         $  3,641,273   1.39%   $   780,655   1.26%   $    117,207    0.99%  $ 3,023,335    5.06%   $ 7,562,470   2.84%
                =============           ============           =============           ============           =============

The following table summarizes maturities of certificate accounts in amounts of
$100,000 or greater as of September 30, 2001.

  Year Ending September 30,                                    Amount                   Weighted Average Rate
  -------------------------                              -----------------              ---------------------
                                                      (Dollars in thousands)
  2002........................................                   $ 623,486                       4.49%
  2003........................................                      30,375                       6.02%
  2004........................................                       1,877                       4.60%
  2005........................................                       5,356                       6.05%
  2006........................................                       1,067                       4.97%
                                                          -----------------             ---------------------
     Total....................................                  $  662,161                       4.57%
                                                          =================             =====================

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2001 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates
As of September 30, 2001
(In thousands)

                                                  Accounts Maturing During Year Ending September 30,
                                ---------------------------------------------------------------------------------------

Interest Rate                       2002           2003           2004          2005           2006           Total
--------------------            ------------   ------------   -----------   ------------   -----------    -------------

Demand deposits (0%)            $   641,163    $      -       $      -      $      -       $      -       $    641,163

0.01% to 1.99%                    2,480,050           -              -             -              -          2,480,050

2.00% to 2.99%                      454,894            951           -             -              -            455,845

3.00% to 3.99%                    1,779,605         20,570         3,377             41           -          1,803,593

4.00% to 4.99%                      775,067         38,664        18,265          1,921         5,439          839,356

5.00% to 5.99%                      283,855         30,576         2,493          6,790         3,618          327,332

6.00% to 7.99%                      834,220        147,304         4,956         24,329         4,322        1,015,131
                                ------------   ------------   -----------   ------------   -----------    -------------

     Total                      $ 7,248,854    $   238,065    $   29,091    $    33,081    $   13,379     $  7,562,470
                                ============   ============   ===========   ============   ===========    =============

Borrowings. The FHLB system functions as a central reserve bank providing credit for member institutions. As a member of the FHLB of Atlanta, Chevy Chase is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of that stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The bank had outstanding FHLB advances of $2.2 billion at September 30, 2001.

From time to time the bank enters into repurchase agreements, which are treated as financings. The bank sells securities, which are usually mortgage-backed securities, to a dealer and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements Balance Sheets in this report. These arrangements are, in effect, borrowings by the bank secured by the securities sold. The bank had outstanding repurchase agreements of $110.8 million at September 30, 2001.

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

                                                                                     September 30,
                                                                ---------------------------------------------------------
                                                                       2001                                 2000
                                                                --------------------                 --------------------
                                                                                 (Dollars in thousands)

Securities sold under repurchase Agreements:
Balance at year-end.....................................                $   110,837                          $   369,628
Average amount outstanding during
   the year.............................................                    397,842                              490,333
Maximum amount outstanding at any
   Month-end............................................                    534,170                              647,779
Weighted average interest rate during
   the year.............................................                      5.74%                                6.27%
Weighted average interest rate
   on year-end balances.................................                      3.21%                                6.74%

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

On December 3, 1996, the bank sold $100 million principal amount of its 9 1/4%
Subordinated Debentures due 2008. Interest on the 1996 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1996 Debentures in the bank's supplementary capital for regulatory capital purposes. On December 1, 2001, the
1996 Debentures became redeemable, in whole or in part, at any time at the option of the bank.

Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996
Debentures prior to their stated maturity requires prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of "a similar or higher quality" capital instrument.

Subsidiaries

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the bank to make "conforming loans" to those subsidiaries and joint ventures in an amount not to exceed 50% of the bank's regulatory capital. At
September 30, 2001, 2.0% and 3.0% of the bank's assets was equal to $228.2 million and $342.2 million, respectively, and the bank had $8.0 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

Real Estate Development Activities. Manor Investment Company was engaged in certain real estate development activities commenced prior to the enactment of
FIRREA and continues to manage the remaining property it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Banking -
Financial Condition - Asset Quality."

Securities Brokerage Services. Chevy Chase Securities, Inc., is a wholly owned subsidiary of Chevy Chase Financial Services Corporation ("CCFS"), a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including customers and depositors of the bank.

Insurance Services. Chevy Chase Insurance Agency, Inc., ("CCIA") a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of
"personal line" property and casualty and life insurance programs to the general public, including customers and depositors of the bank. CCIA's primary programs consist of home owner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

Special Purpose Subsidiaries. At September 30, 2001, Chevy Chase Real Estate,
LLC, ("CCRE") a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 24 subsidiaries, 12 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank's investment in the subsidiaries was $39.3 million at September 30, 2001. The bank's investment in CCRE is an operating subsidiary and is not subject to the 3.0% service corporation investment limit discussed above.

Operating Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See "Lending Activities."
Consumer Finance Corporation was formed as an operating subsidiary in December
1994 to engage in subprime automobile lending. On November 9, 2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the existing portfolio. Chevy Chase Preferred Capital
Corporation was formed in August 1996 as an operating subsidiary to invest in real estate loans, mortgage-backed securities and related assets, and to serve as the vehicle for raising additional Tier 1 capital for the bank.

On November 12, 1997, a newly formed operating subsidiary of the bank acquired
ASB Capital Management, Inc. As a result of an internal reorganization that took effect on October 1, 2000, the bank offers investment, management and fiduciary services through two wholly owned operating subsidiaries: Chevy Chase Trust
Company, a licensed fiduciary and registered investment adviser, which primarily caters to high net worth individuals, and ASB Capital Management, Inc., a registered investment adviser, which serves primarily institutional customers.

Employees

The bank and its subsidiaries had 3,328 full-time and 481 part-time employees at
September 30, 2001. The bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See "Item 11. Executive Compensation" for a discussion of certain compensation programs available to the bank's executive officers. None of the bank's employees is represented by a collective bargaining agent. The bank believes that its employee relations are good.

Competition

Chevy Chase encounters strong competition both in attracting deposits and making loans in its markets. The bank's most direct competition for deposits comes from other thrifts, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient
ATM locations and convenient office locations and hours to attract deposits.
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

The bank estimates that it competes principally with approximately 13 depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans.
According to the most recently published industry statistics, at June 30, 2000,
Chevy Chase had the largest market share, with approximately 30% of deposits, in
Montgomery County, Maryland, and ranked third in market share, with approximately 15% of deposits, in Prince George's County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington,
DC metropolitan area, it maintains the leading market share of single-family residential mortgage and home equity credit line loans.

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

In establishing its reserves from calendar year 1988 through fiscal year 1996, the bank calculated its bad debt deduction for tax purposes using the experience method. The experience method was based on the institution's actual loan loss experience over a prescribed period. As of September 30, 1996, accumulated reserves were approximately $111.8 million.

In 1996, Congress repealed the thrift bad debt provisions of the Internal
Revenue Code effective for taxable years beginning after December 31, 1995. As a result, for fiscal 2001 and fiscal 2000 taxable years, the bank is no longer able to use the "reserve method" for computing its bad debt deduction and can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of the 1996 legislation also require thrifts to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December
31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The bank's accumulated reserves since 1987 which are subject to recapture under this rule are $101.3 million. Of this amount, $16.9 million was recaptured in each of 1999, 2000 and 2001, and $50.7 million remains subject to recapture over the remainder of the six year recapture period which ends
September 2004. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank's financial statements.

Consolidated Tax Returns; Tax Sharing Payments. Generally, the operations of the
Real Estate Trust have generated significant net operating losses and the bank's taxable income generally has been sufficient to fully utilize the losses of the
Real Estate Trust. Under the terms of a tax sharing agreement dated June 28,
1990, as amended, the bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below.

The tax sharing agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no overall tax liability or the group's tax liability is less than the sum of such amounts. Under the tax sharing agreement, the Trust, in turn, is obligated to pay to the appropriate tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse that member on a dollar-for-dollar basis, thereby compensating the member for the group's use of its net operating losses or tax credits. Under the tax sharing agreement, the bank and its subsidiaries are treated as a single member of the
Trust's affiliated group.

The bank made tax sharing payments of $3.4 million in fiscal 2001. At September
30, 2001, the amount of tax sharing payments due to the Trust from the bank was
$4.9 million. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the
Trust's affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using those tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (2) to the extent those losses or credits are not used by the group in that year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize the nonpayment as an unsecured extension of credit by the bank to the Trust which, as described above under "Holding Company
Regulation," is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

The Trust, as a member of an affiliated group of corporations filing consolidated income tax returns, is liable under the Internal Revenue Code for the group's tax liability. Although the Trust would be entitled to reimbursement under the tax sharing agreement for income tax paid with respect to the income of other members of the affiliated group, there can be no assurance that the bank or other members would be able to fulfill this obligation.

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

ITEM 2.  PROPERTIES

Real Estate

A list of the investment properties of the Real Estate Trust is set forth under
"Item 1. Business -- Real Estate -- Real Estate Investments."

The Trust conducts its principal business from its executive offices at 8401
Connecticut Avenue, Chevy Chase, Maryland. The Trust sells its unsecured notes due one year to ten years from date of issue from a sales office located at 7200
Wisconsin Avenue, Suite 903, Bethesda, Maryland. In March 2002, the Trust
expects to move its principal place of business, executive offices and the sales office for its unsecured notes to a new building located at 7501 Wisconsin
Avenue, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

Banking

During fiscal year 2001, the bank completed the development of a new office building to use as its corporate headquarters at 7501 Wisconsin Avenue,
Bethesda, Maryland. In August 2001, the bank began the process of relocating its executive offices to the new headquarters from 8401 Connecticut Avenue, Chevy
Chase, Maryland. As part of this process, the bank is consolidating the locations of many of its activities into its new headquarters. This will be completed during fiscal year 2002. At September 30, 2001, the bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland, and
14601 Sweitzer Lane, Laurel, Maryland; its office facilities at 7700 and 7735
Old Georgetown Road, Bethesda, Maryland, 8401 Connecticut Avenue, Chevy Chase,
Maryland and 1101 Pennsylvania Avenue, NW, Washington, DC; and 183 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On
that date, the bank owned the building and land for 30 of its branch offices and leased its remaining 153 branch offices. Chevy Chase leases the office facilities at 8401 Connecticut Avenue, 6200 Chevy Chase Drive, 14601 Sweitzer
Lane, 7735 Old Georgetown Road, 1101 Pennsylvania Avenue, NW and the land at
7501 Wisconsin Avenue and 7700 Old Georgetown Road. Chevy Chase owns the building at 7501 Wisconsin Avenue and 7700 Old Georgetown Road. In addition, the bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal 2002 to 2021 and the ground leases have terms expiring from fiscal 2029 to 2081. The bank also owns the building and land at 5202 President's Court, Frederick, Maryland, the site of its former credit card operations center, which is now leased to third parties. See Note 17 to the Consolidated Financial Statements in this report for lease expense and commitments.

The following table sets forth the location of the bank's 183 full-service branch offices at September 30, 2001.

1 Catoctin Circle                           8201 Greensboro Drive                     1100 Wilson Boulevard
Leesburg, VA  20176                         McLean, VA  22102                         Arlington, VA  22209

1100 W. Broad Street                        234 Maple Avenue East                     4229 Merchant Plaza
Falls Church, VA  22046                     McLean, VA  22180                         Woodbridge, VA  22192

3941 Pickett Road                           8436 Old Keene Mill Road                  14125 St. Germain Drive
Fairfax, VA  22031                          Springfield, VA  22152                    Centreville, VA  20121

1439 Chain Bridge Road                      8120 Sudley Road                          3532 Columbia Pike
McLean, VA  22101                           Manassas, VA  20109                       Arlington, VA 22204

6367 Seven Corners Center                   13344-A Franklin Farms Road               11200 Main Street
Falls Church, VA  22044                     Herndon, VA  20171                        Fairfax, VA 22030

1100 S. Hayes Street                        20970 Southbank Street                    13043 Lee Jackson Memorial Highway
Arlington, VA  22202                        Potomac Falls, VA 20165                   Fairfax, VA 22033

2932 Chain Bridge Road                      7030 Little River Turnpike                2079 Daniel Stuart Square
Oakton, VA  22124                           Annandale, VA  22003                      Woodbridge, VA 22191

1201 Elden Street                           3095 Nutley Street                        2901-11 South Glebe Road
Herndon, VA  20170                          Fairfax, VA 22031                         Arlington, VA 22206

5613 Stone Road                             4700 Lee Highway                          7501 Huntsman Boulevard
Centreville, VA  20120                      Arlington, VA 22207                       Springfield, VA 22153

44151 Ashburn Shopping Plaza                5851 Crossroads Center Way                1230 West Broad Street
Ashburn, VA  20147                          Falls Church, VA  22041                   Falls Church, VA 22047

3690-A King Street                          6800 Richmond Highway                     10346 Courthouse Road
Alexandria, VA  22302                       Alexandria, VA  22306                     Spotsylvania, VA 22553

6609 Springfield Mall                       7935 L Tysons Corner Center               3480 South Jefferson Street
Springfield, VA  22150                      McLean, VA  22102                         Falls Church, VA 22041

500 South Washington Street                 11874 Spectrum Center                     1459 North Point Village
Alexandria, VA  22314                       Reston, VA  20190                         Reston, VA 20194

10100 Dumfries Road                         5230-A Port Royal Road                    61 Catoctin Circle, NE
Manassas, VA  22110                         Springfield, VA  22151                    Leesburg, VA 20175

5870 Kingstowne Boulevard                   8628 Richmond Highway                     6426 Springfield Plaza
Alexandria, VA  22310                       Alexandria, VA  22309                     Springfield, VA 22150

3499 S. Jefferson Street                    3046 Gatehouse Plaza                      21800 Town Center Plaza, #255
Baileys Crossroads, VA 22041                Falls Church, VA  22042                   Sterling, VA 20164

1621 B Crystal Square Arcade                46160 Potomac Run Plaza                   5740 Union Mills Road
Arlington, VA  22202                        Sterling, VA  20164                       Clifton, VA 20124

21100 Dulles Town Circle                    9863 Georgetown Pike                      8110 Fletcher Avenue
Dulles, VA 20166                            Great Falls, VA 22066                     McLean, VA 22101

7575 Newlinton Hall Road                    2251 John Milton Drive                    3501 Plank Road
Gainesville, VA  20155                      Herndon, VA 20171                         Fredericksburg, VA 22407

12445 Hedges Run Drive                      7137 Columbia Pike                        6011 Burke Center Parkway
Lakeridge, VA 22192                         Annandale, VA 22003                       Burke, VA 22015

8025 Sudley Road                            1228 Elden Street                         4309 Dale Boulevard
Manassas, VA 22110                          Herndon, VA 22070                         Dale City, VA 22193

41 West Lee Highway                         3131 Duke Street                          26001 Ridge Road
Warrenton, VA 22186                         Alexandria, VA 22314                      Damascus, MD 20872

17831 Georgia Avenue                        4701 Sangamore Road                       317 Kentlands Boulevard
Olney, MD 20832                             Bethesda, MD 20816                        Gaithersburg, MD 20878

8315 Georgia Avenue                         2185 Brightseat Road                      215 N. Washington Street
Silver Spring, MD 20910                     Landover, MD 20785                        Rockville, MD 20850

11261 New Hampshire Avenue                  6200 Annapolis Road                       573 Governor Ritchie Highway
Silver Spring, MD 20904                     Landover Hills, MD 20784                  Severna Park, MD 21146

101 Halpine Road                            33 West Franklin Street                   4745 Dorsey Hall Drive
Rockville, MD 20852                         Hagerstown, MD 21740                      Ellicott City, MD 21042

6107 Greenbelt Road                         6400 Belcrest Road                        1130 Smallwood Drive
Berwyn Heights, MD 20740                    Hyattsville, MD 20782                     Waldorf, MD 20603

4 Bureau Drive                              8740 Arliss Street                        1040 Largo Center Drive
Gaithersburg, MD 20878                      Silver Spring, MD 20901                   Largo, MD 20785

19610 Club House Road                       2409 Wooton Parkway                       6335 Marlboro Pike
Gaithersburg, MD 20886                      Rockville, MD 20850                       District Heights, MD 20747

812 Muddy Branch Road                       8845 Branch Avenue                        7530 Annapolis Road
Gaithersburg, MD 20878                      Clinton, MD 20735                         Lanham, MD 20784

10211 River Road                            1181 University Boulevard                 11241 Georgia Avenue
Potomac, MD 20854                           Langley Park, MD 20783                    Wheaton, MD 20902

14113 Baltimore Avenue                      19801 Century Boulevard                   13484 New Hampshire Avenue
Laurel, MD 20707                            Germantown, MD 20874                      Silver Spring, MD 20904

7290-A Cradlerock Way                       1009 West Patrick Street                  7101 Democracy Boulevard
Columbia, MD 21045                          Frederick, MD 21701                       Bethesda, MD 20817

1151 Maryland Route 3 North                 7937 Ritchie  Highway                     4825 Cordell Avenue
Gambrills, MD 21054                         Glen Burnie, MD 21061                     Bethesda, MD 20814

12228 Viers Mill Road                       19781-83 Frederick Road                   7515 Greenbelt Road
Silver Spring, MD 20906                     Germantown, MD 20876                      Greenbelt, MD 20770

115 University Boulevard West               16827 Crabbs Branch Way                   15777 Columbia Pike
Silver Spring, MD 20901                     Rockville, MD 20855                       Burtonsville, MD 20866

9707 Old Georgetown Road                    2321-E Forest Drive                       509 N. Frederick Avenue
Bethesda, MD 20814                          Annapolis, MD 21401                       Gaithersburg, MD 20877

7941 Tuckerman Lane                         15460 Annapolis Road                      5823 Eastern Avenue
Potomac, MD 20854                           Bowie, MD 20715                           Chillum, MD 20782

Stamp Student Union                         20000 Goshen Road                         3355 Corridor Market Place
College Park, MD 20742                      Gaithersburg, MD 20879                    Laurel, MD 20724

5400 Corporate Drive                        12097 Rockville Pike                      10400 Old Georgetown Road
Frederick, MD 21703                         Rockville, MD 20852                       Bethesda, MD 20814

20944 Frederick Road                        10159 New Hampshire Avenue                6020 Marshalee Drive
Germantown, MD 20876                        Hillandale, MD 20903                      Elkridge, MD 21075

3601 St. Barnabas Road                      10800 Baltimore Avenue                    135 East Baltimore Street
Silver Hill, MD 20746                       Beltsville, MD 20705                      Baltimore, MD 21202

18331 Leaman Farm Road                      6264 Central Avenue                       2801 University Boulevard West
Germantown, MD 20876                        Seat Pleasant, MD 20743                   Kensington, MD 20895

1734 York Road                              7700 Old Georgetown Road                  4624 Edmondson Avenue
Lutherville, MD 21093                       Bethesda, MD 20814                        Baltimore, MD 21229

11399 York Road                             18104 Town Center Drive                   6000 Greenbelt Road
Cockeysville, MD 21030                      Olney, MD 20832                           Greenbelt, MD 20704

751 South Salisbury Boulevard               6197 Oxon Hill Road                       9730 Groffs Mill Drive
Salisbury, MD 21801                         Oxon Hill, MD 20745                       Owings Mills, MD 21117

5700 Southeast Crain Highway                10821 Connecticut Avenue                  6340 York Road
Upper Marlboro, MD 20772                    Kensington, MD 20895                      Towson, MD 21212

5476 Wisconsin Avenue                       18006 Mateny Road                         4622 Wilkens Avenue
Chevy Chase, MD 20815                       Germantown, MD 20874                      Baltimore, MD 21229

8100 Loch Raven Boulevard                   7406 Baltimore Avenue                     11301 Rockville Pike
Towson, MD 21286                            College Park, MD 20740                    Kensington, MD  20895

842 Muddy Branch Road                       980 E. Swan Creek Road                    7500 Old Georgetown Road
Gaithersburg, MD 20878                      Fort Washington, MD 20744                 Bethesda, MD  20814

229 Kentlands Boulevard                     3828 International Drive                  5370 Westbard Avenue
Gaithersburg, MD 20878                      Silver Spring, MD 20906                   Bethesda, MD 20816

12051 Rockville Pike                        3400 Crain Highway                        7340 Westlake Terrace
Rockville, MD 20852                         Bowie, MD 20716                           Bethesda, MD 20817

15791 Columbia Pike                         2315 Randolph Road                        1327 Lamberton Drive
Burtonsville, MD 20866                      Silver Spring, MD 20906                   Silver Spring, MD 20902

2215 Bel Pre Road                           45101 First Colony Way                    13490 New Hampshire Avenue
Wheaton, MD 20906                           California, MD 20619                      Silver Spring, MD 20904

8401 Connecticut Avenue                     802 Pleasant Drive                        2611 Brandermill Boulevard
Chevy Chase, MD 20815                       Rockville, MD 20850                       Gambrills, MD 21054

5424 Western Avenue                         8000 York Road                            4701 Sangamore Road
Chevy Chase, MD 20815                       Towson, MD 21252                          Bethesda, MD 20816

13641 Connecticut Avenue                    7940 Crain Highway                        4000 Wisconsin Avenue, NW
Wheaton, MD 20906                           Glen Burnie, MD 21061                     Washington, DC 20016

4455 Connecticut Avenue, NW                 1545 Wisconsin Avenue, NW                 1717 Pennsylvania Avenue, NW
Washington, DC  20008                       Washington, DC 20007                      Washington, DC  20006

2831 Alabama Avenue, SE                     4860 Massachusetts Avenue, NW             925 15th Street, NW
Washington, DC 20020                        Washington, DC 20016                      Washington, DC 20005

1800 M Street, NW                           210 Michigan Avenue, NE                   1299 Pennsylvania Avenue, NW
Washington, DC 20036                        Washington, DC  20017                     Washington, DC 20005

5714 Connecticut Avenue, NW                 1850 K Street, NW                         22 Lighthouse Plaza
Washington, DC 20015                        Washington, DC 20006                      Rehoboth Beach, DE 19971

At September 30, 2001, the net book value of the bank's office facilities, including leasehold improvements, was $289.4 million, net of accumulated depreciation of $81.7 million. See Note 17 to the Consolidated Financial
Statements in this report.

As of October 2001, the bank had received OTS approval to open eight additional full-service branch offices. The branches, three in Virginia, three in Maryland and two in Washington, D.C., are scheduled to open during fiscal 2002.

The bank owns additional assets, including furniture and data processing equipment. At September 30, 2001, these other assets had a book value of $144.8 million, net of accumulated depreciation of $134.0 million. The bank also has operating leases, primarily for certain data processing equipment and software.
Those leases have month-to-month or year-to-year terms.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Trust is involved in certain litigation, including litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties, disputes with tenants and certain employment claims. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

There currently is no established public trading market for Common Shares. At
December 6, 2001, there were nine corporate or individual holders of record of
Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on its Common Shares during the past two fiscal years. See "Item 12. Security Ownership of Certain
Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the
Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Consolidated Financial Statements
included elsewhere in this report.

                             SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

======================================================================================================================

                                                                           Year Ended September 30
                                                         -------------------------------------------------------------

(In thousands, except per share amounts and other data)     2001         2000        1999        1998        1997
----------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues                                                   $ 142,952    $ 132,858   $ 106,025    $ 98,592    $ 84,569
Operating expenses                                           161,802      145,484     121,676     118,636     108,601
Equity in earnings of partnership investments                  8,314        7,711       5,360       1,918       4,150
Gain (loss) on sales of property                              11,077          994          --        (331)        895
                                                         -------------------------------------------------------------
Real estate operating loss                                       541       (3,921)    (10,291)    (18,457)    (18,987)
                                                         -------------------------------------------------------------

Banking:
Interest income                                              786,855      736,659     519,493     437,404     454,352
Interest expense                                             422,744      394,400     245,507     238,410     239,815
                                                         -------------------------------------------------------------
Net interest income                                          364,111      342,259     273,986     198,994     214,537
Provision for loan losses                                    (67,852)     (49,930)    (22,880)   (150,829)   (125,115)
                                                         -------------------------------------------------------------
Net interest income after provision for loan and
 lease losses                                                296,259      292,329     251,106      48,165      89,422
                                                         -------------------------------------------------------------
Other income:
    Servicing and securitization income                       69,792       38,441      31,670     231,674     303,216
    Credit card fees                                              --           --          --      53,881      57,381
    Deposit servicing fees                                   101,482       88,253      69,570      51,997      41,893
    Gain on sales of trading securities, net                   3,954        1,490       7,243         982       1,203
    Net unrealized gains (losses) on trading securities          448           --       1,192      (1,258)         --
    Gain (loss) on real estate held for investment or
     sale, net                                                 2,815       (1,523)     34,049     (16,539)    (18,688)
    Gain on sales of assets                                    4,904        1,486       3,779     290,434       1,527
    Other                                                     32,242       26,112      22,693      29,089      22,573
                                                         -------------------------------------------------------------
Total other income                                           215,637      154,259     170,196     640,260     409,105
                                                         -------------------------------------------------------------
Operating expenses                                           407,897      365,316     325,322     504,018     418,346
                                                         -------------------------------------------------------------
Banking operating income                                     103,999       81,272      95,980     184,407      80,181
                                                         -------------------------------------------------------------

Total Company:
Operating income                                             104,540       77,351      85,689     165,950      61,194
Provision for income taxes                                    34,963       23,217      29,302      42,869      12,810
                                                         -------------------------------------------------------------

Income before extraordinary item and minority interest        69,577       54,134      56,387     123,081      48,384
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes            --         (166)         --      (9,601)         --
                                                         -------------------------------------------------------------
Income before minority interest                               69,577       53,968      56,387     113,480      48,384
Minority interest held by affiliates                         (10,899)      (6,298)     (7,604)    (22,043)     (6,848)
Minority interest -- other                                   (25,313)     (25,313)    (25,313)    (25,313)    (22,676)
                                                         -------------------------------------------------------------
Total company net income (loss)                             $ 33,365     $ 22,357    $ 23,470    $ 66,124    $ 18,860
                                                         =============================================================

Net income (loss) available to common shareholders          $ 38,241     $ 16,939    $ 18,052    $ 60,706    $ 13,442

Net income (loss) per common share:
Income before extraordinary item and minority interest       $ 15.42      $ 10.08     $ 10.56     $ 24.38      $ 8.90
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes            --        (0.03)         --       (1.99)         --
                                                         -------------------------------------------------------------
Income before minority interest                                15.42        10.05       10.56       22.39        8.90
Minority interest held by affiliates                           (2.26)       (1.30)      (1.58)      (4.57)      (1.42)
Minority interest -- other                                     (5.24)       (5.24)      (5.24)      (5.24)      (4.70)
                                                         -------------------------------------------------------------
Total company net income (loss)                               $ 7.92       $ 3.51      $ 3.74     $ 12.58      $ 2.78
                                                         =============================================================

----------------------------------------------------------------------------------------------------------------------
Continued on following page.

SELECTED FINANCIAL DATA
(Continued)
======================================================================================================================

                                                                           Year Ended September 30
                                                         -------------------------------------------------------------

(In thousands, except per share amounts and other data)     2001         2000        1999        1998        1997
----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Assets:
Real estate assets                                         $ 448,130    $ 430,864   $ 365,071   $ 323,432   $ 300,573
    Income-producing properties, net                         282,984      238,249     207,407     183,879     156,535
    Land parcels                                              40,835       39,716      39,448      40,110      42,160
Banking assets                                            11,388,466   10,689,529   9,146,769   6,721,149   6,057,413
Total company assets                                      11,836,596   11,120,393   9,511,840   7,044,581   6,357,986

Liabilities:
Real estate liabilities                                      748,189      738,367     663,638     636,036     590,910
    Mortgage notes payable                                   325,750      307,214     213,447     198,874     180,204
    Notes payable - secured                                  202,500      200,000     216,000     200,000     175,000
    Notes payable - unsecured                                 50,717       47,463      46,122      50,335      46,633
Banking liabilities                                       10,738,608   10,071,545   8,562,284   6,141,636   5,582,167
Minority interest held by affiliates                          86,310       79,028      73,236      72,242      51,388
Minority interest - other                                    218,307      218,307     218,307     218,306     218,306
Total company liabilities                                 11,791,414   11,111,782   9,517,465   7,068,220   6,442,771

Shareholders' equity (deficit)                                45,182        8,611      (5,625)    (23,639)    (84,785)
----------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA:

Net cash flows provided by (used in) operating activities:
    Real estate                                             $ (2,657)    $ 24,980    $ 30,388    $ 14,738     $ 6,911
    Banking                                                1,011,568      887,985     (10,534)  2,211,589   2,368,287
                                                         -------------------------------------------------------------
Total Company                                              1,008,911      912,965      19,854   2,226,327   2,375,198
                                                         -------------------------------------------------------------

Net cash flows provided by (used in) investing activities:
    Real estate                                              (12,441)     (88,665)    (44,237)    (45,115)    (11,664)
    Banking                                               (1,619,796)  (2,475,266) (2,995,105) (2,202,225) (2,276,165)
                                                         -------------------------------------------------------------
Total Company                                             (1,632,237)  (2,563,931) (3,039,342) (2,247,340) (2,287,829)
                                                         -------------------------------------------------------------

Net cash flows provided by (used in) financing activities:
    Real estate                                               10,829       63,957      17,756      26,079       7,485
    Banking                                                  589,990    1,425,368   2,379,329     555,201     293,344
                                                         -------------------------------------------------------------
Total Company                                                600,819    1,489,325   2,397,085     581,280     300,829
                                                         -------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (22,507)    (161,641)   (622,403)    560,267     388,198
----------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                              18           16          15          12          10
    Number of guest rooms                                      3,578        3,196       3,103       2,772       2,370
    Average occupancy                                            66%          71%         68%         68%         70%
    Average room rate                                         $94.32       $89.16      $85.45      $81.01      $72.21
Office properties:
    Number of properties                                          11           10           7           7           8
    Leasable area (square feet)                            1,796,571    1,684,425   1,277,243   1,270,087   1,308,000
    Leasing percentages                                          92%          98%         92%        100%         99%
Land parcels:
    Number of parcels                                             10            9          10          10          10
    Total acreage                                                385          399         417         434         439

----------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the combined entity, which includes B. F.
Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase's subsidiaries. The term "Real Estate Trust" refers to B. F.
Saul Real Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy
Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by the bank and its subsidiaries is identified by the term "Banking."

Financial Condition

Real Estate

The Real Estate Trust's investment portfolio at September 30, 2001 consisted primarily of hotels, office projects, and land parcels. See "Item 1. Business --
Real Estate -- Real Estate Investments." During fiscal 2001, the Real Estate
Trust added a 152-unit Hampton Inn and a 229-unit Courtyard by Marriott to its hotel portfolio, which at year-end included 18 properties containing 3,578 available rooms. Also during fiscal 2001, the Real Estate Trust acquired a
150,000 square foot office/warehouse building and developed a single-story building containing 54,000 square feet of gross leasable area.

Overall, the hotel portfolio experienced an average occupancy rate of 66% and an average room rate of $94.32 during fiscal 2001, compared to an average occupancy of 71% and an average room rate of $89.16 during the prior year. For the 15 hotels owned throughout both periods, the average occupancies were 66% and 71%, and the average rates were $93.01 and $89.70. REVPAR (revenue per available room) for the 15 hotels was $61.33 for fiscal 2001, a 3.9% decrease from REVPAR for fiscal 2000 of $63.83.

The Real Estate Trust was directly affected by the terrorist attacks of
September 11 because of its concentration of hotels in the Washington, DC metropolitan area, one of the sites of the attacks. Eleven of the Real Estate
Trust's eighteen hotels are located in the Washington, DC metropolitan area. In addition, five of these eleven hotels are within minutes from either Washington
Reagan National Airport or Dulles International Airport, and thus, were more directly affected by the sharp decline in air travel. The two hotels located close to Reagan National were especially affected by Reagan National's prolonged closure and current limited flight schedule.

The sharp reduction in travel following the terrorist attacks has resulted in declines in REVPAR and average occupancy during fiscal 2001 as compared to fiscal 2000. Our REVPAR in September and October was down 32.21% and 29.40%, respectively, from the same months last year. Since the September 11 tragedy, the hotels' occupancy, as well as the occupancy of the hotel industry in general, has continued to be lower on a year over year basis. The average occupancy in September and October was down 27.56% and 20.52%, respectively, from the same months last year.

The Real Estate Trust has developed strategies to manage its hotel operations through this downturn. The Real Estate Trust has focused on reducing its direct operating expenses related to the hotels and has reevaluated its hotel capital expenditure budget for 2002.

Office space in the Real Estate Trust's office property portfolio was 92% leased at September 30, 2001, compared to a leasing rate of 98% at September 30, 2000.
At September 30, 2001, the Real Estate Trust's office property portfolio consisted of 11 properties and had a total gross leasable area of 1,797,000 square feet, of which 247,000 square feet (13.8%) and 209,000 square feet
(11.7%) are subject to leases expiring in fiscal 2002 and fiscal 2003.

Banking

General. The bank's assets grew to $11.4 billion during fiscal 2001, an increase of $703 million from fiscal 2000. The bank recorded operating income of $114.3 million during fiscal 2001, compared to operating income of $81.3 million during fiscal 2000. The increase in income for fiscal 2001 was attributable to a $21.9 million increase in net interest income, a $32.9 million increase in servicing and securitization income, a $10.3 million gain on other investment and a $13.2 million increase in deposit service fees. Partially offsetting the increase in income were a $42.6 million increase in operating expenses, and a $17.9 million increase in the provision for loan and lease losses. See "Banking - Results of
Operations."

Servicing and securitization income increased $32.9 million, or 89.4%, during fiscal 2001 primarily as a result of increased securitization activity. During fiscal 2001, the bank securitized and sold $804.9 million of automobile loan receivables and recognized a gain of $27.9 million compared to securitization of
$668.1 million for a gain of $4.6 million fiscal 2000. See Summary Of
Significant Accounting Policies - The bank and Note 15 to the Consolidated
Financial Statements in this report. See "Liquidity." The bank recognized a net unrealized loss of $0.1 million during fiscal 2001 on its interest-only strips receivables and a net unrealized gain of $2.6 million on interest-only strips receivables during fiscal 2000. In addition, amortization of interest-only strips receivable related to prior sales of loans totaled $2.8 million during fiscal 2001 compared to $7.3 million during fiscal 2000.

Real estate owned, net of valuation allowances, decreased from $48.5 million at
September 30, 2000 to $30.8 million at September 30, 2001. This reduction was primarily due to sales in the Communities and other properties and to provisions for losses, partially offset by capitalized costs. See "Banking - Asset
Quality - REO."

At September 30, 2001, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.44%, 5.44%, 6.84% and 10.52%, respectively. The bank's capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See "Banking - Capital."

During fiscal 2001, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $1,600 per share. Subsequent to September 30, 2001, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the amount of $500 per share.

The bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent examination of the bank in March
2001.

Although the bank does not have any significant exposure to the industries directly affected by the tragic events of September 11, 2001, those events have exacerbated what was already a weakening U.S. economy, the effects of which may be experienced well into 2002. As a result, the credit quality of the bank's loan and lease portfolio may decline from the levels reported at September 30,
2001.

Asset Quality. Non-Performing Assets. The bank's level of non-performing assets decreased during fiscal 2001. The following table sets forth information concerning the bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                                     September 30,
                                                        ------------------------------------------------------------------------
                                                            2001            2000          1999           1998           1997
                                                        -------------  ------------- -------------- -------------- -------------

Non-performing assets:
    Non-accrual loans:
      Residential                                       $      7,314          5,171  $       4,756  $       8,106  $ $    9,617
      Real estate and construction and ground                      -             70              -              -             -
                                                        -------------  ------------- -------------- -------------- -------------
         Total non-accrual real estate loans                   7,314          5,241          4,756          8,106         9,617
      Commercial                                                   -              -            269              -             -
      Subprime automobile                                     13,379         12,026          6,640          3,563         3,154
      Other consumer                                           7,028          5,399          1,607            938         1,072
                                                        -------------  ------------- -------------- -------------- -------------
         Total non-accrual loans (1)                          27,721         22,666         13,272         12,607        13,843
                                                        -------------  ------------- -------------- -------------- -------------

    Real estate acquired in settlement of loans              115,931        129,213        133,157        218,972       231,407
    Allowance for losses on real estate acquired in
     settlement of loans                                     (85,152)       (80,752)       (84,405)      (153,564)     (140,738)
                                                        -------------  ------------- -------------- -------------- -------------
      Real estate acquired in settlement of loans, net        30,779         48,461         48,752         65,408        90,669
                                                        -------------  ------------- -------------- -------------- -------------

         Total non-performing assets                          58,500         71,127         62,024         78,015       104,512

    Accruing loans past due 90 days (2) (3)                        -              -              -              -        25,700
                                                        -------------  ------------- -------------- -------------- -------------
Total non-performing assets and accruing loans past
 due 90 days                                            $     58,500         71,127   $     62,024   $     78,015   $ $ 130,212
                                                        =============  ============= ============== ============== =============

Troubled debt restructurings                            $          -              -   $     11,714   $     11,800   $ $  11,861
                                                        =============  ============= ============== ============== =============

Allowance for losses on loans and leases                $     63,018         54,018   $     58,139   $     60,157   $ $ 105,679
Allowance for losses on real estate held for investment          202            202            202            202           198
Allowance for losses on real estate acquired in
 settlement of loans                                          85,152         80,752         84,405        153,564       140,738
                                                        -------------  ------------- -------------- -------------- -------------

    Total allowances for losses                         $    148,372        134,972   $    142,746   $    213,923   $ $ 246,615
                                                        =============  ============= ============== ============== =============

Interest income recorded
    Non-accrual assets                                  $        358              4  $          17  $          38  $ $      441
                                                        =============  ============= ============== ============== =============
    Restructured loans                                  $          -            340  $         229  $         367  $ $      265
                                                        =============  ============= ============== ============== =============

Interest income that would have been recorded had the
 loans been current in accordance with their original
 terms
    Non-accrual assets                                  $      3,321          2,434  $       1,769  $       1,081  $ $    5,692
                                                        =============  ============= ============== ============== =============
    Restructured loans                                  $          -          1,323  $       1,261  $       1,244  $ $    1,244
                                                        =============  ============= ============== ============== =============

--------------------------------------------------------------------------------------------------------------------------------
(1)  Before deduction of allowances for losses.
(2)  The bank sold its credit card portfolio and
     related operations on September 30, 1998.
(3)  Effective June 30, 1997, the bank stopped
     placing credit card loans on non-accrual
     status.

Non-Performing Assets (Continued)

                                                                                     September 30,
                                                          ----------------------------------------------------------------------
                                                             2001          2000           1999           1998           1997
                                                          ------------- ------------ -------------- -------------- -------------

Ratios:

    Non-performing assets and accruing credit card
      loans past due 90 days, net to total
      assets (1) (2)                                             N/M          0.16%          0.04%          0.26%         0.40%

    Allowance for losses on real estate loans to
      non-accrual real estate loans (3)                       70.86%        205.76%        361.35%        204.18%        99.81%

    Allowance for losses on consumer loans to
      non-accrual consumer and other loans (3)(4)            230.55%        208.49%        440.52%        758.08%       148.37%

    Allowance for losses on loans and leases to
      non-accrual loans (3)                                  227.33%        238.32%        438.06%        477.17%       763.41%

    Allowance for losses on loans and leases to
      total loans and leases receivable (5)                    0.73%          0.65%          0.90%          2.17%         4.14%

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $58.5 million, after valuation allowances on REO of $85.2 million, at September 30, 2001, compared to $71.1 million, after valuation allowances on REO of $80.8 million, at September 30, 2000. The bank also maintained valuation allowances of $63.0 million and $54.0 million on its loan and lease portfolio at September 30, 2001 and 2000, respectively. The $12.6 million decrease in non-performing assets reflected a net decrease in REO of
$17.7 million which was partially offset by an increase in non-accrual loans of
$5.1 million.

Non-accrual Loans. The bank's non-accrual loans totaled $27.7 million at
September 30, 2001, an increase from $22.6 million at September 30, 2000. At
September 30, 2001, non-accrual loans consisted of $7.3 million of non-accrual real estate loans and $20.4 million of non-accrual subprime automobile and other consumer loans compared to non-accrual real estate loans of $5.2 million and non-accrual subprime automobile and other consumer loans of $17.4 million at
September 30, 2000.

REO. At September 30, 2001, the bank's REO totaled $30.8 million, after valuation allowances on such assets of $85.2 million as set forth in the following table:

                                                                  Balance                                Balance
                   Number of                                       Before                                 After          Percent
                   Properties     Gross          Charge-offs     Valuation           Valuation          Valuation           of
                                   Balance                       Allowances         Allowances         Allowances          Total
                  -------------   -----------    ----------    ---------------    ----------------   ----------------    ----------
                                                               (Dollars in thousands)
Communities            4              $137,722    $32,509            $105,213            $79,833             $25,380         82.5%

Residential ground     2                 3,607          -               3,607              1,689               1,918          6.2%

Commercial ground      1                 9,499      2,732               6,767              3,630               3,137         10.2%

Single-family
residential
properties             2                   397         53                 344                 -                  344          1.1%

                  -------------   -----------    ----------    ---------------    ---------------    ----------------    ----------
   Total REO           9              $151,224    $35,294            $115,931            $85,152             $30,779        100.0%
                  =============   ===========    ==========    ===============    ===============    ================    ==========

During fiscal 2001, REO decreased $17.7 million, primarily as a result of sales in the Communities and other properties and additional provisions for losses, but partially offset by an increase in the bank's ownership interest in two of the Communities and additional capitalized costs.

During fiscal 2001, the bank received revenues of $34.9 million resulting from dispositions of 332 residential lots or units in the Communities ($16.4 million), approximately 25.0 acres of commercial land in the Communities ($7.3 million), one commercial permanent property ($9.7 million) and various single-family residential properties ($1.5 million). In addition, the bank provided $4.2 million for losses on one of its properties. During fiscal
2001, the bank also purchased from investors additional interests in two of the
Communities for $5.7 million. The bank's ownership interest in one of the
Communities increased from 90% to 100% and in the other community from 84% to
91% as a result of the purchases.

The bank's objective with respect to its REO is to sell such properties as expeditiously as possible and in a manner which will best preserve the value of the bank's assets. The bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, DC metropolitan area.

The principal component of REO consists of the four Communities, all of which are under active development. At September 30, 2001, two of the active
Communities had 543 remaining residential lots, of which 463 lots, or 85.3%, were under contract and pending settlement. The four active Communities had approximately 197 remaining acres of land designated for commercial use, of which 5.34 acres, or 2.7%, were under contract and pending settlement. In addition, at September 30, 2001, the bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The following chart provides historical sales information regarding the four remaining Communities:

                                             Residential Lots                            Commercial Ground (Acres)
                                             ----------------                            -------------------------
                                                                   Under                                            Under
Property Location                 Total            Sold           Contract          Total            Sold          Contract
---------------------------- ---------------- ---------------  --------------- ---------------- ---------------- -------------

Loudoun County, VA                     5,051           4,182              463           213.00            42.00            --
Loudoun County, VA                     2,042           2,042               --            31.00            10.00            --
Montgomery County, MD                  1,805           1,789               --            71.15            67.55          3.60
Loudoun County, VA                     4,352           4,352               --           116.02           114.28          1.74
                             ---------------- ---------------  --------------- ---------------- ---------------- -------------

                Total                 13,250          12,365              463           431.17           233.83          5.34
                             ================ ===============  =============== ================ ================ =============

The bank capitalizes costs relating to development and improvement of REO.
Interest costs are capitalized on real estate properties under development.
During fiscal 2001, the bank capitalized interest in the amount of $2.0 million relating to its four active Communities.

The bank will continue to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The bank's asset workout group focuses its efforts in resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At
September 30, 2001 and 2000, none of the bank's assets were deemed by management to be potential problem assets.

The bank's Watch List Committee meets quarterly and reviews all relationships in
Commercial Lending which are rated as vulnerable, criticized or classified with commitments of $1.0 million and greater. This Committee reviews the current status of each relationship, recent changes, performance against the correction action plan presented at the prior meeting, and the current action plan to deal with the relationship. On December 17, 2001, the Committee reviewed loans with commitments of $49.6 million at September 30, 2001.

Delinquent Loans. At September 30, 2001, delinquent loans totaled $111.2 million, or 1.3% of loans, compared to $89.4 million, or 1.1% of loans, at
September 30, 2000. The following table sets forth information regarding the bank's delinquent loans at September 30, 2001.

                                                                Principal Balance
                                                       (Dollars in Thousands)
                        -------------------------------------------------------------------------------------
                                                    Subprime                 Other                                Total as a
                           Real Estate             Automobile            Consumer Loans                           Percentage
                              Loans                   Loans                                       Total           of Loans(1)
                        ------------------     --------------------     -----------------    ----------------     -----------------

Loans delinquent for:
30-59 days......                  $ 13,755                $  55,385              $ 17,132             $86,272            1.0%
60-89 days......                     2,209                   17,285                 5,385              24,879            0.3%
                                                                                                                  -----------------
                        ------------------     --------------------     -----------------    ----------------
  Total............               $ 15,964                $  72,670              $ 22,517            $111,151            1.3%
                        ==================     ====================     =================    ================     =================
-----------------------
(1)        Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $16.0 million at September 30, 2001, from $7.2 million at September 30, 2000, largely as a result of deteriorating economic conditions.

Total delinquent subprime automobile loans increased to $72.7 million at
September 30, 2001, from $68.1 million at September 30, 2000. On November 9,
2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the existing loan portfolio.

Other consumer loans delinquent 30-89 days increased to $22.5 million at
September 30, 2001 from $14.1 million at September 30, 2000, largely as a result of deteriorating economic conditions.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The bank had no troubled debt restructurings at
September 30, 2001 and 2000.

Real Estate Held for Investment. At September 30, 2001 and 2000, real estate held for investment consisted of one property with book value of $1.1 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans and Leases
(Dollars in thousands)

                                                                               Year Ended September 30,
                                                     -----------------------------------------------------------------------------
                                                          2001            2000           1999             1998           1997
                                                     -------------- --------------  --------------  --------------  --------------

Balance at beginning of year                         $      54,018   $     58,139    $     60,157    $    105,679    $     95,523
                                                     -------------- --------------  --------------  --------------  --------------

Provision for loan and lease losses                         67,852         49,930          22,880         150,829         125,115
                                                     -------------- --------------  --------------  --------------  --------------

Increase due to acquisition of loans                             -              -               -               -             118
                                                     -------------- --------------  --------------  --------------  --------------

Reduction due to sale of credit card portfolio                   -              -               -         (87,609)              -
                                                     -------------- --------------  --------------  --------------  --------------

Charge-offs:
    Single family residential and home equity                 (786)          (807)           (617)         (1,629)         (1,014)
    Commercial real estate and multifamily                       -         (7,120)              -               -               -
    Credit card                                                  -              -               -        (108,289)       (115,835)
    Subprime automobile                                    (49,749)       (40,110)        (21,169)         (7,298)         (3,309)
    Other                                                  (17,685)       (10,847)         (4,988)         (5,436)         (6,348)
                                                     -------------- --------------  --------------  --------------  --------------
        Total charge-offs                                  (68,220)       (58,884)        (26,774)       (122,652)       (126,506)
                                                     -------------- --------------  --------------  --------------  --------------

Recoveries (1):
    Single family residential and home equity                   80             78              85              49              34
    Credit card                                                  -              -               -          12,732          10,365
    Subprime automobile                                      7,104          3,074             744             297             104
    Other                                                    2,184          1,681           1,047             832             926
                                                     -------------- --------------  --------------  --------------  --------------
        Total recoveries                                     9,368          4,833           1,876          13,910          11,429
                                                     -------------- --------------  --------------  --------------  --------------

Charge-offs,  net of recoveries                            (58,852)       (54,051)        (24,898)       (108,742)       (115,077)
                                                     -------------- --------------  --------------  --------------  --------------

Balance at end of year                               $      63,018   $     54,018    $     58,139    $     60,157    $    105,679
                                                     ============== ==============  ==============  ==============  ==============

Provision for loan and lease losses to average
     loans and leases (2)                                    0.78%          0.66%           0.48%           5.43%           3.50%
Net loan and lease charge-offs to average loans
     and leases (2)                                          0.68%          0.71%           0.52%           3.92%           3.22%
Ending allowance for losses on loans and leases to
     total loans and leases  (2) (3)                         0.73%          0.65%           0.90%           2.17%           4.15%

(1) Includes proceeds received from the sale of charged-off loans.
(2) Includes loans held for sale and/or securitization.
(3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                  September 30,
                   --------------------------------------------------------------------------------------------------------------
                            2001                  2000                  1999                  1998                  1997
                   --------------------- --------------------- --------------------- --------------------- ----------------------
                             Percent of            Percent of            Percent of            Percent of            Percent of
                             Loans to              Loans to              Loans to              Loans to               Loans to
                     Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount   Total Loans
                   -------- ------------ --------- ----------- --------- ----------- --------- ----------- --------- ------------

Balance at end
 of year allocated
 to:

Single family
 residential       $  2,686     55.9%   $  2,686     60.3%   $  3,187     63.4%   $  1,822     65.7%   $    661      33.2%
Home equity             448      4.4          448      3.3          947      3.7          676      4.9          683       3.7
Commercial real
 estate and
 multifamily            197      0.4          893      0.5       10,580      0.9       10,828      2.7        7,705       2.1
Real estate
 construction and
 ground               1,852      3.1        4,757      3.6        2,472      3.5        3,225      3.9          550       2.2
Commercial            9,135      9.0        6,904      7.2        4,623      6.1        3,623      6.3          364       3.9
Credit card               -        -            -        -            -        -            -        -       89,446      42.3
Automobile loans      7,034      7.5        6,034      9.5        3,334     11.1        3,034      4.4          340       4.4
Automobile leases     6,000     13.1        1,500      6.8            -      1.7            -        -            -         -
Subprime automobile  32,000      4.9       28,782      7.4       28,782      7.4       26,010      8.5        2,740       4.6
Home improvement
 and related loans    1,523      1.3        1,523      1.0        3,523      1.7        3,403      2.4        2,415       2.2
Overdraft lines of
 credit and other
 consumer               491      0.4          491      0.4          691      0.5        1,674      1.2          775       1.4
Unallocated           1,652        -            -        -            -        -        5,862        -            -         -
                   ---------             ---------             ---------             ---------             ---------
    Total          $ 63,018              $ 54,018              $ 58,139              $ 60,157              $105,679
                   =========             =========             =========             =========             =========

Analysis of Allowance for and Charge-offs of
Real Estate Held for Investment or Sale
(In thousands)

                                                                           Year Ended September 30,
                                                   --------------------------------------------------------------------------
                                                      2001               2000           1999            1998           1997
                                                   ------------   -------------   ------------   -------------   ------------

Balance at beginning of year:
    Real estate held for investment                $       202     $       202     $      202     $       198     $      191
    Real estate held for sale                           92,179          95,832        164,991         146,135        126,519
                                                   ------------   -------------   ------------   -------------   ------------
      Total                                             92,381          96,034        165,193         146,333        126,710
                                                   ------------   -------------   ------------   -------------   ------------

Provision for real estate losses:
    Real estate held for investment                          -               -              -               4              7
    Real estate held for sale                            4,200           1,400              -          18,856         19,616
                                                   ------------   -------------   ------------   -------------   ------------
      Total                                              4,200           1,400              -          18,860         19,623
                                                   ------------   -------------   ------------   -------------   ------------

Charge-offs, net of recoveries :

    Real estate held for sale:
      Residential ground                                     -             (64)        (1,703)              -              -
      Commercial ground                                      -          (3,397)             -          (6,030)        (5,397)
      Communities                                          200          (1,592)       (67,456)              -              -
                                                   ------------   -------------   ------------   -------------   ------------
        Total net (charge-offs) recoveries                 200          (5,053)       (69,159)              -              -
                                                   ------------   -------------   ------------   -------------   ------------

      Total (charge-offs) recoveries on real estate
         held for investment or sale                       200          (5,053)       (69,159)              -              -
                                                   ------------   -------------   ------------   -------------   ------------

Balance at end of year:
    Real estate held for investment                        202             202            202             202            198
    Real estate held for sale                           96,579          92,179         95,832         164,991        146,135
                                                   ------------   -------------   ------------   -------------   ------------
      Total                                        $    96,781     $    92,381     $   96,034     $   165,193     $  146,333
                                                   ============   =============   ============   =============   ============

Components of Allowance for Losses
on Real Estate Held for Investment or Sale
(In thousands)

                                                                                 September 30,
                                                   --------------------------------------------------------------------------
                                                     2001               2000           1999            1998           1997
                                                   ------------   -------------   ------------   -------------   ------------

Allowance for losses on real estate
  held for investment                              $       202     $       202     $      202     $       202     $      198
                                                   ------------   -------------   ------------   -------------   ------------

Allowance for losses on real estate held for sale:
    Residential ground                                   1,689           1,689          1,520           3,123          1,040
    Commercial ground                                    3,631           3,631          5,800           5,800          6,793
    Communities                                         79,832          75,432         77,085         144,641        132,905
                                                   ------------   -------------   ------------   -------------   ------------
       Total                                            85,152          80,752         84,405         153,564        140,738
                                                   ------------   -------------   ------------   -------------   ------------

       Total allowance for losses on real
           estate held for investment or sale      $    85,354     $    80,954     $   84,607     $   153,766     $  140,936
                                                   ============   =============   ============   =============   ============

The bank maintains valuation allowances for estimated losses on loans and leases and real estate. The bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale increased to $148.4 million at September 30, 2001, from $135.0 million at September 30, 2000. The $13.4 million increase was primarily attributable to increased valuation allowances on the automobile and subprime automobile loan portfolios as well as additional valuation on the REO Communities. The increase in valuation allowances for the current fiscal year reflects the deterioration in general economic conditions and resulting increasing levels of delinquencies and charge-offs in the bank's non-commercial loan portfolios. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $90.5 million at September 30, 2001, which constituted 73.5% of total non-performing real estate assets before valuation allowances. This amount represented a $0.8 million increase from the September
30, 2000 level of $89.7 million, or 66.7% of total non-performing real estate assets before valuation allowances at that date.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September
30, 2001 is in addition to approximately $35.3 million of cumulative charge-offs previously taken against assets remaining in the bank's portfolio at September
30, 2001.

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

Consistent with regulatory requirements, the bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with accounting principles generally accepted in the United States.
As indicated, as of September 30, 2001, the bank's REO consisted primarily of residential Communities under active development. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management's review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank's board of directors.

The allowance for losses on consumer loans and leases, including automobile, home improvement, overdraft lines of credit and other consumer loans, increased to $47.0 million at September 30, 2001 from $38.3 million at September 30, 2000.
Net charge-offs of subprime automobile loans for fiscal 2001 were $42.6 million, compared to $37.0 million for fiscal 2000 primarily due to adverse trends in delinquencies related to the deterioration of general economic conditions. On
November 9, 2000, the bank stopped the origination of subprime automobile loans.

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

Throughout fiscal 2001, the bank continued to originate and hold in its portfolio adjustable rate loan products at a greater volume than those with fixed interest rates. At September 30, 2001, adjustable-rate loans accounted for
48.5 % of total loans and leases, compared to 42.0% at September 30, 2000. This increase was primarily due to increased originations of adjustable-rate mortgage products, which typically reprice monthly and are tied to either an index based on the one-year average Constant Maturity Treasury (or "CMT") for the previous twelve months or one-month LIBOR and an increase in payoffs of fixed-rate mortgage loans due to refinancing activity.

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

The following table presents the interest rate sensitivity of the bank's interest-earning assets and interest-bearing liabilities at September 30, 2001, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                           More than       More than       More than
                                                           Six Months      One Year      Three Years
                                            Six Months      through         through        through       More than
                                              or Less       One Year      Three Years     Five Years     Five Years       Total
                                          -------------- -------------  -------------- --------------- ------------- --------------
As of September 30, 2001
Real estate loans:
    Adjustable-rate                       $   2,130,802  $    236,154   $     655,666  $      339,071  $    286,874  $   3,648,567
    Fixed-rate                                   80,005        75,107         247,803         182,950       575,934      1,161,799
    Home equity credit lines and second
     mortgages                                  310,704        13,917          41,884          26,751        66,138        459,394
Commercial                                      611,562        20,789          65,843          44,224        24,928        767,346
Consumer and other                              525,411       376,175         944,159         158,062        40,600      2,044,407
Loans held for sale                             246,083                         -   -               -             -        246,083
Loans held for securitization and sale          282,000                   -         -               -             -        282,000
Mortgage-backed securities                      186,020       213,364         276,198         177,683       621,230      1,474,495
Trading securities                                6,690             -               -               -             -          6,690
Other investments                               236,843             -          45,794               -             -        282,637
                                          -------------- -------------  -------------- --------------- ------------- --------------

   Total interest-earning assets              4,616,120       935,506       2,277,347         928,741     1,615,704     10,373,418
Total non-interest earning assets                     -             -               -               -     1,015,048      1,015,048
                                          -------------- -------------  -------------- --------------- ------------- --------------

    Total assets                          $   4,616,120  $    935,506   $   2,277,347  $      928,741  $  2,630,752  $  11,388,466
                                          ============== =============  ============== =============== ============= ==============

Deposits:
    Fixed maturity deposits               $   1,667,956  $  1,023,521   $     276,612  $       55,245  $          -  $   3,023,334
    NOW, statement and passbook accounts      1,828,120        43,595         145,199          98,826       210,609      2,326,349
    Money market deposit accounts             1,570,297             -               -               -             -      1,570,297
Borrowings:
    Capital notes - subordinated                      -             -               -         150,000       100,000        250,000
    Other                                       926,004         9,331       1,231,938         301,066        54,842      2,523,181
                                          -------------- -------------  -------------- --------------- ------------- --------------
   Total interest-bearing liabilities         5,992,377     1,076,447       1,653,749         605,137       365,451      9,693,161
Minority interest                                     -             -               -               -       144,000        144,000
Total non-interest bearing liabilities                -             -               -               -     1,025,881      1,025,881
Stockholders' equity                                  -             -               -               -       525,424        525,424
                                          -------------- -------------  -------------- --------------- ------------- --------------
    Total liabilities and stockholders'
     equity                               $   5,992,377  $  1,076,447   $   1,653,749  $      605,137  $  2,060,756  $  11,388,466
                                          ============== =============  ============== =============== ============= ==============

Gap                                       $  (1,376,257) $   (140,941)  $     623,598  $      323,604  $  1,250,253
Cumulative gap                            $  (1,376,257) $ (1,517,198)  $    (893,600) $     (569,996) $    680,257
Adjusted cumulative gap as a percentage
    of total assets                              (12.1)%       (13.3)%          (7.8)%          (5.0)%         6.0%

The bank's one-year gap as a percentage of total assets was negative 13.3% at
September 30, 2001, compared to negative 18.9% at September 30, 2000. The improvement in the bank's one-year gap was attributable primarily to an increase during fiscal year 2001 in origination and retention of adjustable-rate mortgages, consumer loans, and commercial loans with repricing terms of one year or less. The increase in assets with repricing characteristics of one year or less was partially offset by an increase in fixed rate and non-contractual deposits with similar maturities. The bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as
promulgated by the OTS's Thrift Bulletin 13a. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value ("NPV") to parallel changes in interest rates. Those changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. In addition, the bank is required to calculate its ratio of NPV to the present value of total assets ("NPV Ratio") for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2001, calculated in a manner consistent with the requirements of TB 13a.

                                                        (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                        Changes in                                   Change in
   (Basis Points)                      Net Interest                                Net Portfolio
 Change in Interest                     Income(1)                                    Value(2)                               NPV
        Rates                                                                                                              Ratio
                           -------------------------------------     ------------------------------------------
                              Percent              Amount                Percent                 Amount
----------------------     --------------     ------------------     -----------------     --------------------       -------------
        + 200                   0.56%               $   2,144              -15.14%                $  (165,547)             8.39%
        + 100                   2.01%                   7,772               -7.64%                    (83,558)             8.95%
        - 100                  -3.98%                   (15,358)             4.23%                    46,216               9.78%
        - 200                  -7.15%                  (27,580)              3.17%                    34,669               9.59%

-----------------------------------------------------------------------------------------------------------------------------------

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

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and therefore, should not be relied upon as indicative of actual results. Certain limitations are inherent in these computations. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, may have features which restrict interest rate changes on a short-term basis and over the life of the asset. In the event of a change in market interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

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

Deferred Taxes. At September 30, 2001, the bank recorded a net deferred tax liability of $93.9 million, which generally represents the cumulative excess of the bank's actual income tax liability over its income tax expense for financial reporting purposes. The bank establishes a valuation allowance against gross deferred tax assets to the extent the bank cannot determine that it is more likely than not that such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. A valuation allowance has been established to reduce the gross deferred tax asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. The state net operating losses relate primarily to costs associated with the support of the bank's retail activities, most significantly its former credit card operations. Having reduced these costs through the sale of its credit card operations in 1998 and subsequent actions, management believes that the likelihood that the bank will generate sufficient state taxable income to utilize a significant portion of the state net operating losses before their expiration beginning 2010 has increased since the prior period. As a result, the valuation allowance has declined. See Note 32 to the Consolidated Financial
Statements in this report.

Capital. At September 30, 2001, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the bank's regulatory capital levels at September 30,
2001, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                       Excess
                                                         Actual                 Capital Requirement                Capital
                                               ---------------------------  ---------------------------  ---------------------------
                                                                 As a %                       As a %                        As a %
                                                  Amount        of Assets       Amount       of Assets       Amount        of Assets
                                               --------------   ----------  ---------------  ----------  ---------------   ---------

Stockholders' equity per financial statements  $     525,424
    Minority interest in REIT Subsidiary (1)         144,000
    Accumulated other comprehensive loss (2)           2,087
                                               --------------
                                                     671,511

Adjustments for tangible and core capital:
    Intangible assets                                (48,990)
    Non-includable subsidiaries  (3)                  (1,414)
    Non-qualifying purchased/originated loan
     servicing rights                                 (3,592)
                                               --------------
       Total tangible capital                        617,515        5.44%   $      170,348       1.50%   $      447,167       3.94%
                                               --------------   ==========  ===============  ==========  ===============   =========

       Total core capital (4)                        617,515        5.44%   $      454,262       4.00%   $      163,253       1.44%
                                               --------------   ==========  ===============  ==========  ===============   =========

       Tier 1 risk-based capital (4)                 617,515        6.84%   $      361,283       4.00%   $      256,232       2.84%
                                               --------------   ==========  ===============  ==========  ===============   =========

Adjustments for total risk-based capital:
    Subordinated capital debentures                  250,000
    Allowance for general loan and lease
     losses                                           63,018
                                               --------------
       Total supplementary capital                   313,018
                                               --------------
       Total available capital                       930,533
    Equity investments (3)                            (2,365)
                                               --------------
       Total risk-based capital (4)            $     928,168       10.52%   $      722,566       8.00%   $      205,602       2.52%
                                               ==============   ==========  ===============  ==========  ===============   =========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Under OTS policy, accumulated other comprehensive loss is included in regulatory capital.
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

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2001, the bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.44%,
6.84% and 10.52%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the
OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In
December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The following table sets forth the bank's REO at September 30, 2001, after valuation allowances of $85.2 million, by the fiscal year in which the property was acquired through foreclosure.

                                             Fiscal Year                                 (In thousands)
                                             -----------                               --------------------
                                                 1990                                        $  5,134(1)(2)
                                                 1991                                          20,247(2)
                                                 1992                                              -
                                                 1993                                              -
                                                 1994                                              -
                                                 1995                                           5,054(2)
                                                 1996                                              -
                                                 1997                                              -
                                                 1998                                              -
                                                 1999                                              -
                                                 2000                                              -
                                                 2001                                             344
                                                                                       --------------------
                                                          Total REO                          $ 30,779
                                                                                       ====================

-----------------------------------------------------------------------------------------------------------

(1) Includes REO with an aggregate net book value of $2.4 million, which the bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $28.1 million, for which the bank received an extension of the holding periods through December 19, 2002.

Failure to obtain the REO extensions discussed above could adversely affect the bank's regulatory capital ratios. The bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the bank's local markets. Adverse general economic conditions or a downturn in local real estate markets could require further additions to the bank's allowances for losses and further charge-offs. Any of those developments would adversely affect the bank's earnings and thus its regulatory capital levels. The bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase the bank's expenses and make it more difficult for the bank to generate additional core capital through retained earnings.

The OTS has amended its capital rules to increase the amount of capital the bank will be required to maintain against certain of its residual interests. As of
September 30, 2001, the bank had $31.5 million in residual interests that would be subject to dollar-for-dollar reduction from Tier 1 capital beginning December
31, 2001 under the amendments. See "Item 1. - Business - Banking - Regulatory
Capital."

Failure by the Bank to remain well capitalized could have a material adverse effect on certain aspects of the Bank's operations, including its ability to pay dividends. See "Dividends and Other Capital Distributions."

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust's cash flow from operating activities has been historically insufficient to meet all of its cash flow requirements. The Real
Estate Trust's internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real
Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance and income, and regulatory restrictions on such payments.
See also the discussion of potential limitations on the payment of dividends by the bank contained in "Item 1. Business - Banking - Dividends and Other
Capital Distributions."

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods should enhance prospects for the Real
Estate Trust to receive tax sharing payments and dividends from the bank. See
"Item 1. Business - Banking - Regulation - Regulatory Capital." During fiscal
2001, the bank made tax sharing payments totaling $3.4 million and dividend payments totaling $12.8 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Although the Real Estate Trust generated net income in fiscal 2001, in recent years, the operations of the Real Estate Trust have generated net operating losses while the bank has reported net income. The Trust's consolidation of the bank's operations into the Trust's federal income tax return has resulted in the use of the Real Estate Trust's net operating losses to reduce the federal income taxes the bank would otherwise have owed. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated federal income tax returns or
(2) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During fiscal 2001, the Real Estate Trust purchased either in the open market or through dividend reinvestment approximately 452,000 shares of common stock of
Saul Centers, and as of September 30, 2001, owns approximately 3,029,000 shares representing 21.1% of such company's outstanding common stock. As of September
30, 2001, the market value of these shares was approximately $57.6 million.
Substantially all of these shares have been pledged as collateral with the Real
Estate Trust's revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow.
See "Item 1. Business -- Real Estate -- Investment in Saul Holdings Limited
Partnership." In fiscal 2001, the Real Estate Trust received total cash distributions of $6.5 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's two revolving credit lenders.

In March 1998, the Trust issued $200.0 million aggregate principal amount of
9 3/4% Senior Secured Notes due 2008. These Notes are nonrecourse obligations of the Trust and are secured by a first priority perfected security interest in
8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Trust.

The Real Estate Trust is currently selling unsecured notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. During fiscal 2001, the Real Estate Trust sold notes amounting to $9.3 million at a weighted average interest rate of 9.7%. To the degree that the Real Estate Trust does not sell new unsecured notes in an amount sufficient to finance completely the scheduled repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul
Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2001, the Real Estate Trust had outstanding borrowings under the facility of $2.5 million and unrestricted availability of $35.4 million. The Real Estate Trust is currently negotiating modifications to this loan, including a one-year extension of the term of the loan, with the lender. The Real Estate Trust anticipates that the amendments to the loan will become effective in the second fiscal quarter of 2002.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0, and
$25.0 million. The current maturity date for this line is November 15, 2003.
This facility is secured by a portion of the Real Estate Trust's ownership in
Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2001, the Real Estate Trust had no outstanding borrowings and unrestricted availability was $22.8 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September
30, 2001 for fiscal years commencing October 1, 2001 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2002     $ 33,162    $  2,500    $  8,022     $  43,684
              2003       27,296         --       11,681        38,977
              2004        9,008         --       11,482        20,490
              2005       13,604         --        8,157        21,761
              2006       94,406         --        5,523        99,929
           Thereafter   148,274     200,000       5,852       354,126
                       --------- ----------- ----------- --------------
             Total     $325,750    $202,500    $ 50,717     $ 578,967
         --------------------------------------------------------------
Of the $325.8 million of mortgage notes outstanding at September 30, 2001,
$258.6 million was nonrecourse to the Real Estate Trust.

In May 2001, the Real Estate Trust paid off its construction loan on Dulles
North Six with the proceeds of a $5.0 million permanent loan. The interest rate is 7.88% and the term is 20 years. In July 2001, the Real Estate Trust closed a
$10.8 million permanent loan on the Sweitzer Lane office/warehouse building. The interest rate is 7.98% and the term is 15 years. In August 2001, the Real Estate
Trust closed three permanent loans on its three Florida hotel properties. The loans aggregate $16.1 million, have a 7.77% interest rate and a 10-year term.
From all of its permanent financings in fiscal 2001, the Real Estate Trust obtained approximately $8.5 million in additional funds after construction loan payoffs and expenses.

Development and Capital Expenditures

During the quarter ended June 30, 1999, the Real Estate Trust commenced the development of an 11-story 229-room hotel on a site adjacent to its Tysons
Corner Holiday Inn in McLean, Virginia. The new hotel was franchised as a
Courtyard by Marriott and cost approximately $30.0 million. Financing of $25.0 million has been obtained for an initial period of three years with options for two one-year extensions. This hotel opened for business on December 15, 2000.

On December 16, 1999, the Real Estate Trust purchased a 4.6 acre site located in
Cascades Town Center in Sterling, Virginia, for the purpose of constructing a
152-room Hampton Inn. The purchase price was $1.1 million and the seller was
Chevy Chase. Development costs for the hotel were $11.4 million. The hotel has been financed with the proceeds of a $9.15 million mortgage loan, which has a three-year term, a floating interest rate and two one-year renewal options. This hotel opened for business on November 27, 2000.

During the quarter ended March 31, 2000, the Real Estate Trust began the development of a 30,000 square foot office/flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland. The development cost
$3.2 million, which the Real Estate Trust financed with its revolving credit lines. The project is 100% leased to a single tenant. In July 2000, the Real
Estate Trust agreed to sell its interest in this project to Saul Centers at a price of $4.2 million, as determined by an independent appraisal. The sale was completed in October 2000 and the Trust recognized a current year gain of
$383,000 and a deferred gain of $211,000 on this transaction.

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I.
The cost of development was approximately $8.4 million and has been financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction was completed in
December 2000. No leases have been signed as yet for space in the building.

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
The Real Estate Trust has obtained a tenant for the entire building and occupancy is expected during the third quarter of fiscal 2002.

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in
Laurel, Maryland, which contains a 105,000 square foot office/warehouse building know as Sweitzer Lane. The purchase price was $13.8 million and was financed from the Real Estate Trust's revolving credit lines. The entire building has been leased to Chevy Chase under a long-term agreement. As noted above, the Real
Estate Trust obtained permanent loan financing in July 2001 of $10.8 million.

On December 18, 2000, the Real Estate Trust sold its 124-unit San Simeon apartment project in Dallas, Texas. The sales price was $3.1 million and the
Real Estate Trust recognized a gain of $2.2 million on the transaction. The proceeds of the sales were used to acquire a 10.7 acre parcel of land in Loudoun
County, Virginia, for $2.8 million.

On June 13, 2001, the Real Estate Trust sold a 4.79 acre section of its Circle
75 land parcel located in Atlanta, Georgia for $3.0 million. The Real Estate
Trust recognized a gain of $2.4 million on this transaction.

On August 8, 2001, the Real Estate Trust sold Metairie Tower, a 91,000 square foot office building located in Metairie, Louisiana for $7.2 million. The Real
Estate Trust recognized a gain of $5.2 million on this transaction.

On September 7, 2001, the Real Estate Trust sold 9.5 acres of its Commerce
Center land parcel located in Ft. Lauderdale, Florida for approximately $2.0 million, and recognized a gain of $245,000 on the transaction.

During fiscal 2001, the Real Estate Trust also received net proceeds of $2.0 million and recognized a gain of $620,000 from the condemnation of portions of two land parcels in Colorado and Michigan.

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

The bank's holdings of readily marketable securities constitute another important source of liquidity. As of September 30, 2001, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $1.4 billion. Assets available to be pledged to the
Federal Reserve bank of Richmond totaled $1.0 billion. A portion of these assets may also be available to be pledged to the FHLB of Atlanta.

In addition, the bank from time to time accesses the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the bank has securitized financial assets, including home equity, home loan and automobile loan receivables, as well as single-family residential loans, because the securitizations provide the bank with a source of financing at competitive rates and assist the bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the bank has securitized approximately $14.5 billion of loan receivables. These transactions depend on sophisticated back-office systems to service complex securitization structures and on personnel with the experience to design, install and manage those systems. At September 30, 2001, the bank continues to service $91.7 million, $1.2 billion and $57.6 million of securitized home equity, automobile and home loan receivables, respectively.
Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in prior periods by increases in delinquencies and charge-offs related to the receivables placed in these securitized pools.

The bank's securitization transactions transfer the risk of repayment on securitized assets to a trust, which holds the receivables and issues the asset-backed certificates, and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust, such as a seller certificate. In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often through the establishment of spread accounts. Other structures, such as overcollateralization of receivables or subordinated asset-backed certificates, are occasionally used. Spread accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interests in the securitization transaction. Because amounts on deposit in the spread accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank.

Under the OTS low-level recourse rule in effect during fiscal 2001, which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement.
Even if defaults on outstanding receivables significantly exceed projected and historical levels so that a pay out event is triggered, the immediate consequence is that investors will begin receiving payments of principal from the securitized assets earlier than originally scheduled. Even if payments are insufficient to repay investors in full, the bank's assets are not exposed to risk of loss beyond the relevant amount of recourse retained, including amounts outstanding in the spread accounts and the amount of any overcollateralization of receivables or subordinated interest, which, as noted above, constitute a dollar-for-dollar capital requirement for the bank. The bank also retains risk through the bank's interest in any seller certificate. Seller certificates share collections on the securitized assets on an unsubordinated basis with the investor certificates, unless and to the extent recourse is retained through an express subordination, and are on-balance sheet assets against which the bank must maintain capital. The OTS has amended its capital rules to increase the amount of capital the bank is required to maintain against certain of its residual interests for transactions that close on or after January 1, 2002. See
"Item 1. Business - Banking - Regulatory Capital."

The bank securitized and sold $804.9 million and $668.1 million of automobile loan receivables during fiscal 2001 and 2000, respectively. At September 30,
2001 and 2000, the bank had $282.0 million and $70.0 million, respectively, of automobile loan receivables held for securitization and sale. The proceeds from the securitization and sale of home equity, automobile and home loan receivables will continue to be a significant source of liquidity for the Bank.

As part of its operating strategy, the bank continues to explore opportunities to sell assets and to securitize and sell mortgage, home equity, automobile and home loan receivables and automobile leases to meet liquidity and other balance sheet objectives.

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal 2001, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments (i) to fund maturing savings certificates and deposit withdrawals of $42.9 billion, (ii) repay borrowings, fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.5 billion, (iii) purchase investments and loans of $2.0 billion and (iv)
meet operating expenses, before depreciation and amortization, of $371.3 million. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $43.4 billion, (ii)
proceeds, net of repayments, from borrowings of $35.9 million, (iii) proceeds from sales of loans, trading securities and real estate of $2.4 billion, and
(iv) principal and interest collected on investments, loans, and securities of
$2.7 billion.

The bank is obligated under various recourse provisions, primarily related to credit losses, related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $24.3 million and
$28.5 million, respectively, at September 30, 2001, and $42.1 million and $18.9 million, respectively, at September 30, 2000. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of
$1.2 million and $3.4 million at September 30, 2001 and 2000, respectively, which were classified as trading securities in the Consolidated Balance Sheets in this report.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 2001, recourse to the bank under these arrangements was
$6.6 million, consisting of restricted cash accounts amounting to $4.2 million and overcollateralization of receivables of $2.4 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At September 30, 2001, recourse to the bank under this arrangement totaled $3.4 million.

The bank's commitments to extend credit at September 30, 2001 are set forth in the following table.

                                                                                            (In thousands)
        Commitments to originate loans.............................................                 $   488,945
                                                                                            --------------------

        Loans in process (collateralized loans):
          Home equity..............................................................                     563,525
          Real estate construction and ground......................................                     205,186
          Commercial...............................................................                     293,465
                                                                                            --------------------
                Subtotal                                                                              1,062,176
                                                                                            --------------------
        Loans in process (unsecured loans):
          Overdraft lines..........................................................                     124,173
          Commercial...............................................................                     313,674
                                                                                            --------------------
                Subtotal                                                                                437,847
                                                                                            --------------------
        Total commitments to extend credit.........................................                $  1,988,968
                                                                                            ====================

Based on historical experience, the bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 34.6% of commitments to extend credit at September 30, 2001.

At September 30, 2001, repayments of borrowed money scheduled to occur during the next 12 months were $935.3 million. Certificates of deposit maturing during the next 12 months amounted to $2.7 billion, including $1.1 billion of brokered deposits. The bank expects that a significant portion of these maturing certificates of deposit will remain with the bank. In the event that deposit withdrawals are greater than anticipated, particularly among the more volatile brokered deposits, the bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

There were no material commitments for capital expenditures at September 30,
2001.

The bank's liquidity requirements in years subsequent to fiscal 2001 will continue to be affected both by the asset size of the bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the bank's primary sources of funds, described above, will be sufficient to meet the bank's foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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
Debt service payments and most of the operating expenses associated with income-producing properties are not decreased by reductions in occupancy or rental income. Therefore, the ability of the Real Estate Trust to produce net income in any year from its income-producing properties is highly dependent on the Real Estate Trust's ability to maintain or increase the properties' levels of gross income. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions. See "Financial Condition - Real Estate."

The bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In addition to interest paid on its interest-bearing liabilities, the bank's principal expenses are operating expenses.

Fiscal 2001 Compared to Fiscal 2000

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $20.1 million and operating income of $0.5 million for fiscal
2001, compared to income before depreciation and amortization of debt expense of
$11.0 million and an operating loss of $3.9 million for fiscal 2000. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased equity in the earnings of unconsolidated entities, and increased gains on sale of property.

Income after direct operating expenses from hotels increased $791,000, or 2.2%, in fiscal 2001 over the level achieved in fiscal 2000. This net increase resulted from $4,731,000 generated from three newly constructed properties, while the results from 15 hotels owned throughout both periods reflected a decrease in income after operating expenses of $3,940,000. The increase in total revenue of $4,933,000 exceeded the increase of $4,142,000 in direct operating expenses. However, the percentage increase in direct operating expenses of 7.0%
exceeded the percentage increase in total revenue of 5.2%. Room sales for fiscal
2001 increased $5,460,000 or 7.4%, over fiscal 2000, while food and beverage sales decreased $749,000 or 4.4%, over the prior year. For the 15 hotels owned throughout both periods, the decrease in total revenue was $4,591,000 or 4.9%, and the decrease in direct operating expense was $651,000 or 1.1%.

Income after direct operating expenses from office and industrial properties increased $3,840,000, or 15.5%, in fiscal 2001 compared to such income in fiscal
2000. Gross income increased $6,058,000, or 17.6%, in fiscal 2001, while expenses increased $2,218,000, or 23.0%. The improvement was largely due to the addition of four new properties during the two-year period.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $897,000, or 28.6%, in fiscal
2001 due to lower interest income and the sale early in the year of the Real
Estate Trust's only apartment project.

Land parcels and other expense decreased $128,000, or 9.8%, in fiscal 2001 primarily due to the sale of the Real Estate Trust's apartment project.

Interest expense increased $3,726,000, or 8.0%, in fiscal 2001, primarily because of the higher level of outstanding borrowings. The average balance of outstanding borrowings increased to $560.1 million for fiscal 2001 from $513.9 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 9.26% in fiscal 2001 and 9.35% in fiscal 2000.

Capitalized interest decreased $606,000 or 51.5%, during fiscal 2001 due to the lower level of development activity in the current year.

Amortization of debt expense increased $328,000, or 50.1%, primarily due to new financings completed during the year.

Depreciation increased $3,677.000, or 24.6%, in fiscal 2001 as a result of the additions of new income-producing properties, new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased
$749,000, or 6.8%, in fiscal 2001. The advisory fee in fiscal 2001 was $363,000 per month compared to $349,000 per month for fiscal 2000, which resulted in an aggregate increase of $167,000, or 4.0%. Management and leasing fees were higher by $582,000, or 8.5%, in fiscal 2001 as a result of increased gross income on which fees are based.

General and administrative expense increased $332,000, or 8.6%, in fiscal 2001 as a result of more projects being abandoned in fiscal 2001 than in fiscal 2000.

Equity in earnings of unconsolidated entities reflected earnings of $8,314,000 in fiscal 2001 and earnings of $7,711,000 in fiscal 2000, an increase of
$603,000 or 7.8%. The improvement was due to increased period-to-period earnings of Saul Centers.

Gain on sale of property was $11,077,000 in fiscal 2001 and consisted of a $2.2 million gain on the sale of an apartment project in Texas, a gain of $5.2 million on an office project in Louisiana, and an aggregate gain of $3.7 million on the sales of land parcels in Florida, Georgia, and Maryland, and the condemnation of two land parcels in Colorado and Michigan. Gain on sale of property was $994,000 in fiscal 2000 due to the condemnation of a small section of a land parcel in Georgia.

Banking

Overview. The bank recorded operating income of $114.3 million during fiscal
2001, compared to operating income of $81.3 million during fiscal 2000. The increase in income in fiscal 2001 was primarily due to an increase in interest income from loans and leases of $60.2 million. Also contributing to increased income were a $32.9 million increase in servicing and securitization income, a
$10.3 million gain on other investment and $13.2 million increase in deposit service fees. Partially offsetting the increase in income were a $42.6 million increase in operating expenses, a $28.3 million increase in total interest expense and a $17.9 million increase in the provision for loan and lease losses.
The bank's net income in future periods will continue to be affected by increased operating expenses associated with expansion of the bank's branch network and other areas of business and reliance on relatively higher cost sources of funding to support continued growth.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $21.9 million (or 6.4%) in fiscal 2001 over fiscal 2000.
Included in interest income during fiscal 2000 was $0.5 million recorded on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $3.2 million in fiscal 2001 if non-accrual assets and restructured loans had been current in accordance with their original terms.
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

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Year Ended September 30,
                                    ------------------------------------------------------------------------------------------------
                                                  2001                            2000                             1999
                      September 30, ------------------------------  -------------------------------  -------------------------------
                          2001        Average              Yield/     Average              Yield/      Average              Yield/
                       Yield/Rate    Balances    Interest   Rate      Balances   Interest   Rate      Balances   Interest    Rate
                       ------------ ------------ --------- -------  ------------ --------- --------  ----------- ---------- --------
Assets:
 Interest-earning
  assets:
  Loans and leases
   receivable, net (1)       7.58%  $ 8,670,266  $695,399    8.02%  $ 7,590,197  $635,246     8.37%  $4,791,302   $402,263     8.40%
  Mortgage-backed
   securities                6.30     1,143,471    71,685    6.27     1,187,094    74,614     6.29    1,631,711     96,589     5.92
  Federal funds sold
   and securities
   purchased under
   agreements to
   resell                       -        42,745     2,257    5.28       141,814     8,105     5.72       58,234      2,953     5.07
  Trading securities         9.14        40,459     2,508    6.20        18,964     1,288     6.79       50,759      3,553     7.00
  Investment
   securities                5.97        45,693     2,746    6.01        45,386     2,643     5.82       44,473      2,466     5.54
  Other interest-
   earning assets            5.28       188,484    12,260    6.50       220,134    14,763     6.71      204,548     11,669     5.70
                                    ------------ ---------          ------------ ---------           ----------- ----------
   Total                     7.34    10,131,118   786,855    7.77     9,203,589   736,659     8.00    6,781,027    519,493     7.66
                       -----------               --------- -------               --------- --------              ---------- --------

 Non-interest
  earning assets:
  Cash                                  276,389                         273,878                         234,320
  Real estate held
   for investment
   or sale                               44,356                          49,685                          60,346
  Property and
   equipment, net                       395,357                         321,705                         292,322
  Goodwill and
   other intangible
   assets, net                           33,578                          26,635                          23,741
  Other assets                          250,959                         249,503                         252,316
                                    ------------                    ------------                     -----------
   Total assets                     $11,131,757                     $10,124,995                      $7,644,072
                                    ============                    ============                     ===========

Liabilities and
 stockholders'
 equity:
 Interest-bearing
 liabilities:
  Deposit accounts:
   Demand deposits           0.30   $ 1,311,067     7,851    0.60   $ 1,212,789    10,644     0.88   $1,121,970     11,648     1.04
   Savings deposits          1.22       883,756    13,392    1.52       942,985    17,531     1.86    1,023,744     21,218     2.07
   Time deposits             5.06     2,964,052   177,619    5.99     2,721,138   154,737     5.69    1,578,571     77,084     4.88
   Money market
    deposits                 2.83     1,370,774    48,744    3.56     1,107,338    39,351     3.55    1,084,273     36,395     3.36
                                    ------------ ---------          ------------ ---------           ----------- ----------
   Total deposits            2.84     6,529,649   247,606    3.79     5,984,250   222,263     3.71    4,808,558    146,345     3.04
  Borrowings                 5.13     3,076,350   175,138    5.69     2,843,834   172,137     6.05    1,718,721     99,162     5.77
                                    ------------ ---------          ------------ ---------           ----------- ----------
   Total
    liabilities              3.45     9,605,999   422,744    4.40     8,828,084   394,400     4.47    6,527,279    245,507     3.76
                       -----------               --------- ---------             --------- ----------            ---------- --------
 Non interest-bearing
  items:
  Non-interest
   bearing deposits                     690,883                         523,882                         457,832
  Other liabilities                     199,260                         172,334                          78,322
  Minority interest                     144,000                         144,000                         144,000
  Stockholders'
   equity                               491,615                         456,695                         436,639
                                    ------------                    ------------                     -----------
   Total liabilities
    and stockholders'
    equity                          $11,131,757                     $10,124,995                      $7,644,072
                                    ============                    ============                     ===========

Net interest income                              $364,111                        $342,259                         $273,986
                                                 =========                       =========                       ==========
Net interest spread (2)                                     3.37%                            3.53%                            3.90%
                                                           =======                         ========                         ========
Net yield on interest-
 earning assets (3)                                         3.59%                            3.72%                            4.04%
                                                           =======                         ========                         ========
Interest-earning assets
 to interest-bearing
 liabilities                                               105.47%                          104.25%                         103.89%
                                                           =======                         ========                         ========

(1) Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes ($6,321), $3,847, and $4,196 of amortized loan fees, premiums and discounts in interest income for the years ended September 30, 2001, 2000 and 1999.
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

Volume and Rate Changes in Net Interest Income
(In thousands)

                                                     Year Ended September 30, 2001             Year Ended September 30, 2000
                                                              Compared to                               Compared to
                                                     Year Ended September 30, 2000             Year Ended September 30, 1999
                                                          Increase (Decrease)                       Increase (Decrease)
                                                         Due to Change in (1)                      Due to Change in (1)
                                                ----------------------------------------  ----------------------------------------
                                                                                Total                                     Total
                                                  Volume          Rate         Change       Volume          Rate         Change
                                                -----------   -----------   ------------  -----------   -----------   ------------

Interest income:
      Loans and leases (2)                      $   87,555    $  (27,402)   $    60,153   $  234,425    $   (1,442)   $   232,983
      Mortgage-backed securities                    (2,696)         (233)        (2,929)     (27,697)        5,722        (21,975)
      Federal funds sold and securities
        purchased under agreements  to resell       (5,268)         (580)        (5,848)       4,730           422          5,152
      Trading securities                             1,341          (121)         1,220       (2,161)         (104)        (2,265)
      Investment securities                             18            85            103           51           126            177
      Other interest-earning assets                 (2,056)         (447)        (2,503)         930         2,164          3,094
                                                -----------   -----------   ------------  -----------   -----------   ------------
          Total interest income                     78,894       (28,698)        50,196      210,278         6,888        217,166
                                                -----------   -----------   ------------  -----------   -----------   ------------

Interest expense:
      Deposit accounts                              20,494         4,849         25,343       39,927        35,991         75,918
      Borrowings                                    13,588       (10,587)         3,001       67,939         5,036         72,975
                                                -----------   -----------   ------------  -----------   -----------   ------------
          Total interest expense                    34,082        (5,738)        28,344      107,866        41,027        148,893
                                                -----------   -----------   ------------  -----------   -----------   ------------

Increase (decrease) in net interest income      $   44,812    $  (22,960)   $    21,852   $  102,412    $  (34,139)   $    68,273
                                                ===========   ===========   ============  ===========   ===========   ============

----------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in fiscal 2001 increased $50.2 million (or 6.8%) from the level in fiscal 2000 as a result of higher average balances of loans and leases receivable, which was slightly offset by lower average yields on loans and leases receivable.

The bank's net interest spread decreased to 3.37% in fiscal 2001 from 3.53% in fiscal 2000. The 16 basis point reduction in the net interest spread primarily reflected a shift in the mix of consumer loans to lower yielding prime automobile loans and leases from higher yielding subprime automobile loans.
Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with Federal Home Loan Bank advances and deposits. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 105.47% in fiscal 2001 compared to 104.25% in fiscal 2000.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $60.2 million from fiscal 2000 primarily because of higher average balances. Higher average balances of the bank's single-family residential loans, which increased $463.9 million (or 10.2%), resulted in a
$28.3 million (or 8.8%) increase in interest income from those loans. Average balances of automobile loans and leases, commercial loans and home equity loans increased $363.4 million, $186.2 million and $58.3 million, respectively, and contributed to a $20.4 million, $10.3 million and $2.2 million increase in interest income from those loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in fiscal 2001 decreased 35 basis points
(from 8.37% to 8.02%) from the average yield in fiscal 2000. Contributing to the lower average yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 23.9% during fiscal 2001 from 29.2% during fiscal 2000, reflecting the bank's decision in
November 2000 to stop origination of subprime automobile loans. Also contributing to the decreased average yield on the loan and lease portfolio were decreases in commercial loans, construction loans and home equity loans resulting from decreases in the index on which the interest rates on such loans are based.

Interest income on mortgage-backed securities decreased $2.9 million (or 3.9%)
primarily because of lower average balances. Also contributing to the $43.6 million decrease in average balances was a slight decrease in the average interest rates on those securities from 6.29% to 6.27%.

Interest expense on deposits increased $25.3 million (or 11.4%) during fiscal
2001 due to increased average rates and average balances. The eight basis point increase in the average rate on deposits (from 3.71% to 3.79%) resulted from a shift in the deposit mix towards higher cost certificates of deposits and money market deposits. During fiscal 2001, the bank decreased its use of brokered deposits as an alternative funding source.

Interest expense on borrowings increased $3.0 million (or 1.7%) in fiscal 2001 over fiscal 2000. A $294.0 million (or 15.0%) increase in average balances on
Federal Home Loan Bank advances was partially offset by a decrease in the average rate on such borrowings (from 5.68% to 5.43%) which resulted in an increase of $11.1 million in interest expense. Partially offsetting the increase in interest expense on borrowings was a decrease in the average balance of $93.6 million and average yield (from 6.08% to 5.48%) in securities sold under repurchase agreements.

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses increased to $67.9 million in fiscal 2001 from $49.9 million in fiscal
2000. The $17.9 million increase primarily reflected increased charge-offs as a result of the maturation of the bank's loan and lease portfolio following recent growth and a deterioration in general economic conditions. See "Item 7.
Financial Condition - Banking - Asset Quality - Allowances for Losses."

Other Income. Other income increased to $225.9 million in fiscal 2001 from
$154.3 million in fiscal 2000. The $71.6 million (or 46.5%) increase was primarily attributable to increased servicing and securitization income of $32.9 million, deposit service fees of $13.2 million and gain on other investment of
$10.3 million.

Servicing and securitization income during fiscal 2001 increased $32.9 million
(or 89.4%) from fiscal 2000, primarily as a result of gains of $27.9 million resulting from the securitization and sale of $804.9 million of automobile loan receivables during year 2001. Prior securitizations also contributed to increased servicing income for the current year.

Deposit servicing fees increased $13.2 million (or 15.0%) during the current year primarily due to fees generated from the continued expansion of the bank's branch and ATM networks.

Gain on other investment income was $10.3 million in fiscal 2001. The $10.3 million gain was the result of a pre-tax gain of $10.3 million from the sale of the bank's interest in Star Systems, Inc. to Concord EFS, Inc.

Operating Expenses. Operating expenses for fiscal 2001 increased $42.6 million
(or 11.7%) from fiscal 2000. The increase in operating expenses is largely attributable to an increase in loan expenses. Loan expenses increased $29.4 million primarily due to a $12.9 million write down in the market value of the bank's mortgage servicing assets as a result of increased prepayments during fiscal 2001 resulting from lower mortgage interest rates and increased amortization of purchased and originated mortgage servicing rights acquired in the latter half of fiscal 2000. In addition, fiscal 2000 included a reduction in loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the bank's mortgage servicing assets. Salaries and employee benefits increased $5.3 million (or 2.7%) in fiscal 2001, which includes $3.0 million of expenses related to the closing of the subprime origination network in the first quarter of fiscal 2001. Also contributing to the increase in operating expenses was an increase in property and equipment of
$5.0 million primarily due to increased rent expense and related property taxes associated with the addition of new deposit branches during fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $11.0 million and an operating loss of $3.9 million for fiscal
2000, compared to a loss before depreciation and amortization of debt expense of
$2.5 million and an operating loss of $10.3 million for fiscal 1999. The improvement was largely attributable to higher income after direct operating expenses for hotels and office properties, increased equity in the earnings of unconsolidated entities, partially reduced by increased net interest expense and general and administrative expense.

Income after direct operating expenses from hotels increased $7,070,000, or
24.5%, in fiscal 2000 over the level achieved in fiscal 1999. $3,351,000 of this increase reflected improved results from 12 hotels owned throughout both periods, and $3,719,000 reflected results from four newly constructed properties. The increase in total revenue of $16,467,000, or 20.9%, exceeded the increase of $9,397,000 or 18.8%, in direct operating expenses. Room sales for fiscal 2000 increased $14,143,000, or 23.7%, over fiscal 1999, while food and beverage sales increased $1,579,000, or 10.3%, over the prior year. For the 12 hotels owned throughout both periods, the increase in total revenue was
$8,934,000, or 11.4%, and the increase in direct operating expense was
$5,582,000, or 11.3%. The revenue increase was attributable to market conditions which permitted the Real Estate Trust to raise average room rates without adversely affecting occupancy levels at a majority of the hotels.

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

General and administrative expense increased $2,646,000, or 227.8%, in fiscal
2000, principally as a result of a $1.2 million payment to terminate the Howard
Johnson franchise at one hotel, higher legal and accounting costs, start-up expenses for new hotels, and the write-off of abandoned development expenses.

Equity in earnings of unconsolidated entities reflected earnings of $7,711,000 in fiscal 2000 and earnings of $4,409,000 in fiscal 1999, an increase of
$2,351,000 (43.9%). The improvement was due to increased period-to-period earnings of Saul Centers.

In April 2000, the Real Estate Trust received $1.3 million from Cobb County,
Georgia, in payment on the condemnation for road improvements of a 3.4 acre piece of its Circle 75 land parcel. The gain on this transaction was $994,000.

Banking

Overview. The bank recorded operating income of $81.3 million for fiscal 2000, compared to opearting income of $96.0 million for fiscal 1999. The decrease in income for the period was primarily attributable to a decrease in other
(non-interest) income resulting from the inclusion in last year's results of a
$31.6 million gain from the sale of one of the bank's REO properties.
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
The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Item 7. Financial Condition -
Banking - Asset Quality - Non-Performing Assets."

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

Interest income on loans and leases, the largest category of interest-earning assets, increased by $233.0 million from fiscal 1999 primarily because of higher average balances. Higher average balances of the bank's single-family residential loans, which increased $1.3 billion (or 40.9%), resulted in a $95.3 million (or 42.0%) increase in interest income from such loans. Average balances of automobile loans, commercial loans and real estate construction loans increased $1.1 billion, $223.4 million and $88.4 million, respectively, and contributed to a $103.1 million, $19.6 million and $9.8 million increase in interest income from such loans, respectively. Lower average yields on automobile loans partially offset the effects of the higher average balances.

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

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses increased to $49.9 million in fiscal 2000 from $22.9 million in fiscal
1999. The $27.1 million increase was primarily due to increased delinquencies in subprime automobile loans and increased charge-offs as a result of the maturation of the bank's loan portfolio. See "Item 7. Financial Condition -
Banking - Asset Quality - Allowances for Losses."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item "7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial
Condition - Banking - Asset and Liability Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

    (a)  Report of Independent Public Accountants.

    (b)  Consolidated Balance Sheets - As of September 30,
         2001 and 2000.

    (c)  Consolidated Statements of Operations - For the
         years ended September 30, 2001, 2000 and 1999.

    (d)  Consolidated Statements of Comprehensive Income
         and Changes in Shareholders' Equity (Deficit) - For the
         years ended September 30, 2001, 2000 and 1999.

    (e)  Consolidated Statements of Cash Flows - For the
         years ended September 30, 2001, 2000 and 1999.

    (f)  Notes to Consolidated Financial Statements.

The selected quarterly financial data included in Note 34 to the
Consolidated Financial Statements referred to above are incorporated herein by reference.

Summary financial information with respect to the bank is also included in Part
I, Item 1.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
     B.F. Saul Real Estate Investment Trust

We have audited the accompanying consolidated balance sheets of B.F. Saul Real
Estate Investment Trust (the "Trust") and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income and changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B.F. Saul Real Estate
Investment Trust and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Vienna, Virginia
December 21, 2001

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================
                                                                                                             September 30
                                                                                                    --------------------------------
(In thousands)                                                                                           2001             2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                               $  254,165       $  209,861
    Office and industrial                                                                                  157,653          148,581
    Other                                                                                                    2,825            3,991
                                                                                                    ---------------  ---------------
                                                                                                           414,643          362,433
    Accumulated depreciation                                                                              (131,659)        (124,184)
                                                                                                    ---------------  ---------------
                                                                                                           282,984          238,249
Land parcels                                                                                                40,835           39,716
Construction in progress                                                                                    15,681           49,096
Cash and cash equivalents                                                                                   13,860           18,129
Note receivable and accrued interest -- related party                                                        7,787           11,787
Other assets                                                                                                86,983           73,887
                                                                                                    ---------------  ---------------
                    Total real estate assets                                                               448,130          430,864
------------------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                                    325,610          357,792
Interest-bearing deposits                                                                                   84,385           30,441
Federal funds sold and securities purchased under agreements to resell                                          --           40,000
Loans held for sale                                                                                        246,083          126,108
Loans held for securitization and sale                                                                     282,000           70,000
Investment securities (market value $46,181 and $45,559, respectively)                                      45,794           45,648
Trading securities                                                                                           6,690            3,380
Mortgage-backed securities (market value $1,489,835 and $1,025,540, respectively)                        1,474,495        1,046,809
Loans and leases receivable (net of allowance for losses of $63,018 and $54,018, respectively)           8,018,495        8,105,031
Federal Home Loan Bank stock                                                                               113,030           97,676
Real estate held for investment or sale (net of allowance for losses of $85,354 and $80,954,
 respectively)                                                                                              31,704           49,386
Property and equipment, net                                                                                437,795          362,469
Goodwill and other intangible assets, net                                                                   27,058           25,270
Interest only strips, net                                                                                   47,146           16,763
Servicing assets, net                                                                                       62,434           75,045
Other assets                                                                                               185,747          233,176
                                                                                                    ---------------  ---------------
                    Total banking assets                                                                11,388,466       10,684,994
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $ 11,836,596     $ 11,115,858
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                                  $  325,750       $  307,214
Notes payable - secured                                                                                    202,500          200,000
Notes payable - unsecured                                                                                   50,717           47,463
Deferred gains - real estate                                                                               113,045          112,834
Accrued dividends payable - preferred shares of beneficial interest                                         19,303           25,885
Other liabilities and accrued expenses                                                                      36,874           44,971
                                                                                                    ---------------  ---------------
                    Total real estate liabilities                                                          748,189          738,367
------------------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                         7,562,470        7,037,789
Securities sold under repurchase agreements and other short-term borrowings                                282,350          540,042
Federal Home Loan Bank advances                                                                          2,240,598        1,946,971
Custodial accounts                                                                                         119,349           64,152
Amounts due to banks                                                                                        58,167           51,902
Other liabilities                                                                                          225,674          180,689
Capital notes -- subordinated                                                                              250,000          250,000
                                                                                                    ---------------  ---------------
                    Total banking liabilities                                                           10,738,608       10,071,545
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                        86,310           79,028
Minority interest -- other                                                                                 218,307          218,307
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       11,791,414       11,107,247
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                         516              516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                                  6,642            6,642
Paid-in surplus                                                                                             92,943           92,943
Deficit                                                                                                    (11,401)         (49,642)
Accumulated other comprehensive loss                                                                        (1,670)              --
                                                                                                    ---------------  ---------------
                                                                                                            87,030           50,459
Less cost of 1,814,688 common shares of beneficial interest in treasury                                    (41,848)         (41,848)
                                                                                                    ---------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                                                  45,182            8,611
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 11,836,596     $ 11,115,858
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                   -------------------------------------------------
(In thousands, except per share amounts)                                                2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                 $  100,314       $   95,381       $   78,914
Office and industrial (including $3,983, $2,672 and $203
    of rental income from banking segment, respectively)                                   40,399           34,341           24,289
Other                                                                                       2,239            3,136            2,822
                                                                                   ---------------  ---------------  ---------------
Total income                                                                              142,952          132,858          106,025
------------------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                                 63,578           59,436           50,039
    Office and industrial properties                                                       11,852            9,635            8,071
    Land parcels and other                                                                  1,181            1,309              880
Interest expense, net                                                                      49,652           45,320           39,286
Amortization of debt expense                                                                  982              654              299
Depreciation                                                                               18,600           14,309           12,508
Advisory, management and leasing fees - related parties                                    11,762           11,013            9,431
General and administrative                                                                  4,195            3,808            1,162
                                                                                   ---------------  ---------------  ---------------
Total expenses                                                                            161,802          145,484          121,676
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                               8,314            7,711            5,360
Gain on sale of property                                                                   11,077              994               --
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                                     $     541       $   (3,921)      $  (10,291)
------------------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                                       $  695,399       $  635,246       $  402,263
Mortgage-backed securities                                                                 71,685           74,614           96,589
Trading securities                                                                          2,508            1,288            3,553
Investment securities                                                                       2,746            2,643            2,466
Other                                                                                      14,517           22,868           14,622
                                                                                   ---------------  ---------------  ---------------
Total interest income                                                                     786,855          736,659          519,493
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                          247,606          222,263          146,345
Short-term borrowings                                                                      63,225           55,977           38,446
Long-term borrowings                                                                      111,913          116,160           60,716
                                                                                   ---------------  ---------------  ---------------
Total interest expense                                                                    422,744          394,400          245,507
                                                                                   ---------------  ---------------  ---------------
Net interest income                                                                       364,111          342,259          273,986
Provision for loan and lease losses                                                       (67,852)         (49,930)         (22,880)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                       296,259          292,329          251,106
------------------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                        69,792           38,441           31,670
Deposit servicing fees                                                                    101,482           88,253           69,570
Gain on sales of trading securities, net                                                    3,954            1,490            7,243
Net unrealized holding gains on trading securities                                            448               --            1,192
Gain (loss) on real estate held for investment or sale, net                                 2,815           (1,523)          34,049
Gain on sales of loans, net                                                                 4,904            1,486            4,152
Gain on other investment                                                                   10,294               --               --
Other                                                                                      32,242           26,112           22,320
                                                                                   ---------------  ---------------  ---------------
Total other income                                                                        225,931          154,259          170,196
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                   -------------------------------------------------
(In thousands, except per share amounts)                                                2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                         $  198,480       $  193,204       $  175,149
Loan                                                                                       43,819           14,441           13,292
Property and equipment (including $3,983, $2,672 and $203
    of rental expense paid to real estate segment, respectively)                           36,347           31,347           26,089
Marketing                                                                                  11,353           11,424           12,664
Data processing                                                                            28,316           24,447           18,247
Depreciation and amortization                                                              34,197           32,434           33,362
Deposit insurance premiums                                                                  1,413            2,291            4,431
Amortization of goodwill and other intangible assets                                        2,390            2,632            3,083
Other                                                                                      51,582           53,096           39,005
                                                                                   ---------------  ---------------  ---------------
Total operating expenses                                                                  407,897          365,316          325,322
------------------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                               $  114,293       $   81,272       $   95,980
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                       $  114,834       $   77,351       $   85,689
Income tax provision                                                                       34,963           23,217           29,302
                                                                                   ---------------  ---------------  ---------------
Income before extraordinary item and minority interest                                     79,871           54,134           56,387
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                         --             (166)              --
                                                                                   ---------------  ---------------  ---------------
Income before minority interest                                                            79,871           53,968           56,387
Minority interest held by affiliates                                                      (10,899)          (6,298)          (7,604)
Minority interest -- other                                                                (25,313)         (25,313)         (25,313)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                               $   43,659       $   22,357       $   23,470
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                       $   38,241       $   16,939       $   18,052

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest                                 $    15.42       $    10.08       $    10.56
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                                         --            (0.03)              --
                                                                                   ---------------  ---------------  ---------------
Income before minority interest                                                             15.42            10.05            10.56
Minority interest held by affiliates                                                        (2.26)           (1.30)           (1.58)
Minority interest -- other                                                                  (5.24)           (5.24)           (5.24)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                             $    7.92        $    3.51        $    3.74
------------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Deficit)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                            For the Year Ended September 30
                                                                                   -------------------------------------------------
(Dollars in thousands)                                                                  2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                                             $   43,659       $   22,357       $   23,470
Other comprehensive income:
    Net unrealized holding losses                                                          (1,670)              (6)             (38)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                             $   41,989       $   22,351       $   23,432
------------------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                            $     516        $     516        $     516
                                                                                   ---------------  ---------------  ---------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                              6,642            6,642            6,642
                                                                                   ---------------  ---------------  ---------------

PAID-IN SURPLUS
Beginning and end of period                                                                92,943           92,943           92,943
                                                                                   ---------------  ---------------  ---------------

DEFICIT
Beginning of period                                                                       (49,642)         (63,884)         (81,936)
Net income                                                                                 43,659           22,357           23,470
Minority interest in capital contribution                                                      --           (2,697)              --
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                              (5,418)          (5,418)          (5,418)
                                                                                   ---------------  ---------------  ---------------
End of period                                                                             (11,401)         (49,642)         (63,884)
                                                                                   ---------------  ---------------  ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                            --                6               44
Net unrealized holding losses                                                              (1,670)              (6)             (38)
                                                                                   ---------------  ---------------  ---------------
End of period                                                                              (1,670)              --                6
                                                                                   ---------------  ---------------  ---------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                            (41,848)         (41,848)         (41,848)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                   $   45,182       $    8,611       $   (5,625)
------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                           For the Year Ended September 30
                                                                                   -------------------------------------------------
(In thousands)                                                                          2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                       $      62       $   (2,836)      $   (6,946)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                           18,600           14,308           12,481
    Gain on sale of property                                                              (11,077)            (994)              --
    Early extinguishment of debt, net of taxes                                                 --              166               --
    Decrease in accounts receivable and accrued income                                     (9,301)            (691)          (3,046)
    (Increase) decrease in deferred tax asset                                               5,323            5,205             (803)
    Increase (decrease) in accounts payable and accrued expenses                           (5,711)           1,892            3,346
    (Increase) decrease in tax sharing receivable                                          (1,889)             (88)           3,794
    Amortization of debt expense                                                            1,717            1,620            1,270
    Equity in earnings of unconsolidated entities                                          (8,314)          (7,711)          (5,360)
    Other                                                                                   7,933           10,359           24,152
                                                                                   ---------------  ---------------  ---------------
                                                                                           (2,657)          21,230           28,888
                                                                                   ---------------  ---------------  ---------------
Banking
Net income                                                                                 42,749           25,193           30,416
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees              9,210           (2,817)           1,578
    Depreciation and amortization                                                          34,148           32,434           33,362
    Provision for loan and lease losses                                                    67,852           49,930           22,880
    Capitalized interest on real estate under development                                  (2,017)          (3,786)          (3,391)
    Proceeds from sales of trading securities                                             834,745          299,881          933,596
    Net fundings of loans held for sale and/or securitization                          (1,629,837)        (710,549)      (1,035,602)
    Proceeds from sales of loans held for sale and/or securitization                    1,484,481        1,056,200           57,337
    Gain on sales of real estate held for sale                                             (6,241)          (9,257)         (30,791)
    Provision for losses on real estate held for investment or sale                         4,200            1,400               --
    Gain on sales of trading securities, net                                               (3,954)          (1,533)          (7,243)
    (Increase) decrease in interest-only strips                                           (30,383)          (9,137)           5,882
    (Increase) decrease in servicing assets                                                12,602          (44,577)          (3,336)
    (Increase) decrease in goodwill and other intangible assets                             3,296            2,643            2,990
    (Increase) decrease in other assets                                                    43,575           12,993          (14,283)
    Increase (decrease) in other liabilities                                               51,323           80,447           (5,335)
    Increase (decrease) in tax sharing payable                                              1,889               88           (3,794)
    Minority interest held by affiliates                                                   10,899            6,298            7,604
    Minority interest - other                                                               9,750            9,750            9,750
    Other                                                                                  73,281           92,384          (12,154)
                                                                                   ---------------  ---------------  ---------------
                                                                                        1,011,568          887,985          (10,534)
                                                                                   ---------------  ---------------  ---------------
Net cash provided by operating activities                                               1,008,911          909,215           18,354
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                         (22,546)         (77,571)         (46,987)
Property acquisitions                                                                     (16,535)         (19,518)              --
Property sales                                                                             19,702            1,897               --
Note receivable and accrued interest -- related party
  Repayments                                                                                4,000            3,750            1,500
Equity investment in unconsolidated entities                                                2,935            6,527            2,748
Other                                                                                           3              --                 2
                                                                                   ---------------  ---------------  ---------------
                                                                                          (12,441)         (84,915)         (42,737)
                                                                                   ---------------  ---------------  ---------------
Banking
Net proceeds from maturities of investment securities                                          --           44,000               --
Net proceeds from redemption of Federal Home Loan Bank stock                               58,894           11,877           24,165
Net proceeds from sales of real estate                                                     31,183           28,590           36,479
Net fundings of loans receivable                                                           37,373       (1,110,357)      (1,361,713)
Principal collected on mortgage-backed securities                                         410,739          267,273          710,426
Purchases of Federal Home Loan Bank stock                                                 (74,248)         (22,371)         (62,311)
Purchases of investment securities                                                           (119)         (45,231)            (394)
Purchases of loans receivable                                                          (1,970,548)      (1,549,508)      (2,278,834)
Purchases of property and equipment                                                      (109,644)        (107,336)         (52,766)
Disbursements for real estate held for investment or sale                                  (8,723)          (9,607)          (6,911)
Increase in goodwill                                                                       (4,178)              --               --
Other                                                                                       9,475           17,404           (3,246)
                                                                                   ---------------  ---------------  ---------------
                                                                                       (1,619,796)      (2,475,266)      (2,995,105)
                                                                                   ---------------  ---------------  ---------------
Net cash used in investing activities                                                  (1,632,237)      (2,560,181)      (3,037,842)
------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
====================================================================================================================================

                                                                                           For the Year Ended September 30
                                                                                   -------------------------------------------------
(In thousands)                                                                          2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                       $   50,978       $  130,802       $   25,562
Principal curtailments and repayments of mortgages                                        (32,442)         (37,035)         (10,989)
Proceeds from secured note financings                                                      20,500           24,200           16,000
Repayments of secured note financings                                                     (18,000)         (40,200)              --
Proceeds from sales of unsecured notes                                                      9,310           10,246            5,355
Repayments of unsecured notes                                                              (6,056)          (8,905)          (9,568)
Costs of obtaining financings                                                              (1,461)          (2,651)          (2,104)
Dividends paid - preferred shares of beneficial interest                                  (12,000)         (12,500)          (6,500)
                                                                                   ---------------  ---------------  ---------------
                                                                                           10,829           63,957           17,756
                                                                                   ---------------  ---------------  ---------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                   43,408,719       38,470,514       40,084,375
Customer withdrawals of deposits and payments for maturing certificates of deposit    (42,884,038)     (37,196,211)     (39,209,119)
Net increase (decrease) in securities sold under repurchase agreements                   (258,791)        (156,943)         139,267
Advances from the Federal Home Loan Bank                                               19,932,789        2,348,672        2,926,366
Repayments of advances from the Federal Home Loan Bank                                (19,639,162)      (2,144,889)      (1,535,205)
Net proceeds from other borrowings                                                          1,025           66,148             (307)
Cash dividends paid on preferred stock                                                     (9,750)          (9,750)          (9,750)
Cash dividends paid on common stock                                                       (16,000)         (16,000)         (33,000)
Other                                                                                      55,198           63,827           16,702
                                                                                   ---------------  ---------------  ---------------
                                                                                          589,990        1,425,368        2,379,329
                                                                                   ---------------  ---------------  ---------------
Net cash provided by financing activities                                                 600,819        1,489,325        2,397,085
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (22,507)        (161,641)        (622,403)
Cash and cash equivalents at beginning of year                                            446,362          608,003        1,230,406
                                                                                   ---------------  ---------------  ---------------
Cash and cash equivalents at end of year                                               $  423,855       $  446,362       $  608,003
------------------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                      $   13,860       $   18,129       $   17,857
    Banking
        Cash and due from banks                                                           325,610          357,792          326,758
        Interest-bearing deposits                                                          84,385           30,441           69,388
        Federal funds sold and securities purchased under agreements to resell                 --           40,000          194,000
                                                                                   ---------------  ---------------  ---------------
    Cash and cash equivalents at end of year                                           $  423,855       $  446,362       $  608,003
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                              480,083       $  449,449       $  261,664
        Income taxes paid (refunded)                                                      (23,889)         (69,691)          95,417
        Shares of Saul Centers, Inc. common stock                                           7,878            3,770            3,393
        Limited partnership units of Saul Holdings Limited Partnership                         --               --            6,120
        Transfer of Tysons Park Place to real estate segment from banking segment              --           37,000               --
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                              4,287            3,770            3,393
        Distributions from Saul Holdings Limited Partnership                                6,527            6,527            6,120

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                  4,022            5,335            6,581
    Loans held for sale exchanged for trading securities                                  839,224          297,462          924,710
    Loans receivable exchanged for mortgage-backed securities held-to-maturity            837,661            4,798            1,792
    Loans receivable transferred to (from) loans held for sale and/or securitization      766,861          744,823         (125,000)
    Loans made in connection with the sale of real estate                                      --            1,260           31,615
    Loans receivable transferred to real estate acquired in settlement of loans               774            5,695            1,909

------------------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate
Investment Trust and its consolidated subsidiaries (the "Trust") are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust's consolidated assets as of
September 30, 2001, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and
Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation
("FDIC"). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank's principal deposit market is the Washington, DC metropolitan area.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate
Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 2. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the bank are presented gross in the Consolidated Statements of Cash Flows.

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

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2001, 2000 and
1999, the weighted average number of shares used in the calculation was
4,826,910. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 2000 and 1999 to conform with the presentation used for the year ended September 30, 2001.

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

INCOME RECOGNITION

The Real Estate Trust derives room and other revenues from the operations of its hotel properties. Hotel revenue is recognized as earned. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Liabilities

The carrying amount of notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of mortgage notes payable is based on management's estimate of current market rates for its debt. At September 30,
2001, and 2000, the fair value of mortgage notes payable was $328.3 and $297.8 million. The fair value of notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30,
2001 and 2000, the fair value of notes payable - unsecured was $51.9 and $48.6 million.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of
Richmond. The average reserve requirements, before credit for vault cash, were
$185.1, $190.2 and $161.1 million during the years ended September 30, 2001,
2000 and 1999, respectively.

LOANS HELD FOR SALE

The bank engages in mortgage banking activities. At September 30, 2001 and 2000, loans held for sale are composed of single-family residential loans and home improvement and related loans originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value.
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

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

The bank classifies its investment and mortgage-backed securities as either
"held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. Investment and mortgage-backed securities classified as
"held-to-maturity" are reported at amortized cost. Investment and mortgage-backed securities classified as "available-for-sale" are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. Investment and mortgage-backed securities classified as "trading" are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September
30, 2001 and 2000. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

TRADING SECURITIES

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $834.7,
$299.9 and $933.6 million during the years ended September 30, 2001, 2000 and
1999, respectively. The bank realized net gains of $4.0, $1.5 and $7.2 million on the sales of trading securities for the years ended September 30, 2001, 2000 and 1999, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30,
2001 and 2000.

At September 30, 2001 and 2000, the bank held automobile receivables-backed securities with carrying amounts of $1.2 and $3.4 million, respectively, which were classified as trading securities. These securities were established in conjunction with two automobile loan securitization transactions and represent subordinate classes of certificates retained by the bank. There were no changes in unrealized gains or losses during fiscal 2001 and 2000. The bank recognized net unrealized holding gains on these securities of $1.2 million during fiscal
1999. See Note 15.

At September 30, 2001, the bank held stock in Concord EFS, Inc. with a carrying amount of $5.5 million, which was also classified as trading securities. The bank recognized net unrealized holding gains of $448,000 and net realized gains of $10.3 million on this investment during the year ended September 30, 2001.

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

At September 30, 2001 and 2000, the bank did not have any impaired loans. The average recorded investment in impaired commercial and real estate loans for the year ended September 30, 2000 and 1999 was $51,000 and $65,000, respectively.
The bank did not recognize any interest income on its impaired loans for the years ended September 30, 2001, 2000 and 1999.

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

REAL ESTATE HELD FOR INVESTMENT OR SALE

Real Estate Held for Investment

At September 30, 2001 and 2000, real estate held for investment consists of developed land owned by one of the bank's subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 13.

Real Estate Held for Sale

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. Capitalized interest amounted to $2.0, $3.8 and $3.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $4.7, $2.1 and $0.4 million during the years ended September 30, 2001, 2000 and 1999, respectively. The bank has developed an office building to use as its new corporate headquarters and began to occupy it in late summer of 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method over 15 years. At September 30, 2001 and 2000, goodwill totaled $25.0 and $22.0 million, respectively. In February 2001, the bank purchased an investment management firm and recorded $4.2 million of goodwill.
The acquisition was accounted for using the purchase method and the operating results have been included in the bank's Consolidated Statements of Operations since the date of acquisition.

The premium attributable to the value of the home equity relationships from home equity loans purchased in fiscal 1999, amounting to $2.1 and $3.3 million at
September 30, 2001 and 2000, respectively, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. The bank did not purchase any home equity loans in fiscal 2001 and 2000. This premium is being amortized over the estimated term of the underlying relationships.

Accumulated amortization of goodwill and other intangible assets was $51.7 and
$49.3 million at September 30, 2001 and 2000, respectively.

SERVICING ASSETS

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.
Amortization of these assets amounted to $16.5, $10.9 and $12.3 million for the years ended September 30, 2001, 2000 and 1999, respectively. Accumulated amortization was $107.5 and $91.0 million at September 30, 2001 and 2000, respectively. During fiscal 2001, 2000 and 1999, the bank recorded $24.0, $49.4 and $14.8 million, respectively, of servicing assets.

The bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type, note rate and date of acquisition. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. The aggregate fair value of servicing assets at
September 30, 2001 and 2000 was $62.8 and $78.0 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

                                                    Year Ended September 30,
                                   -----------------------------------------------------------
  (In thousands)                         2001                 2000                  1999
                                   ---------------       ---------------       ---------------

  Balance at beginning of year          $   3,591        $       9,724              $  13,498

  Additions charged / (reductions
     credited) to loan expenses            20,042               (6,133)                (3,774)
                                   ---------------       ---------------       ---------------

  Balance at end of year                $  23,633        $       3,591              $   9,724
                                   ===============       ===============       ===============

There were no sales of rights to service mortgage loans during fiscal 2001, 2000 and 1999. Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.

INTEREST-ONLY STRIPS

Interest-only strips capitalized in the years ended September 30, 2001 and 2000 amounted to $33.2 and $13.8 million, respectively, and were related to the securitization and sale of automobile receivables. Interest-only strips capitalized in the year ended September 30, 1999 amounted to $2.7 million and were primarily related to the sale of new home equity receivables to existing trusts. See Note 15.

Interest-only strips are amortized using the effective yield method over the estimated lives of the underlying loans. Amortization amounted to $2.8, $7.3 and
$8.7 million for the years ended September 30, 2001, 2000 and 1999, respectively, and is included in servicing and securitization income in the
Consolidated Statements of Operations and Comprehensive Income. The bank uses certain assumptions to calculate amortization of the interest-only strips, mainly estimates of prepayment speeds, credit losses and interest rates. To the extent actual results differ from the assumptions, amortization is adjusted accordingly. See Note 15.

The bank accounts for its interest-only strips as trading securities and, accordingly, carries them at fair value. The bank estimates the fair value of the interest-only strips on a discounted cash flow basis using appropriate discount and prepayment rates. The fair value adjustments for interest-only strips are included in servicing and securitization income. The fair value adjustments amounted to a net loss of $34,000 in fiscal 2001 and a net gain of
$2.6 million in fiscal 2000. There were no fair value adjustments during fiscal year 1999. Certain assumptions inherent in the determination of the amortization and fair value of interest-only strips are influenced by factors outside the bank's control, and actual performance could differ materially from such assumptions. See Note 15.

DERIVATIVE FINANCIAL INSTRUMENTS

The bank uses various strategies to minimize interest-rate risk and fluctuations in the fair value of mortgage servicing rights, including interest-rate cap agreements, forward sale or purchase commitments and futures and options contracts. Premiums paid for interest-rate cap agreements are included in other assets in the Consolidated Balance Sheets and are amortized to expense over the terms of the interest-rate caps on a straight-line basis. Funds payable to the bank are recognized as income in the month such funds are earned. There were no unamortized premiums at September 30, 2001 and 2000. Gains and losses on forward sale commitments are deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures. Gains and losses on forward purchase commitments are recorded as a component of the gain on sales of loans in the month the transaction occurs. Gains and losses on hedges of mortgage servicing rights are recorded as a component of loan expenses in the
Consolidated Statements of Operations and Comprehensive Income. See Note 27. The
bank does not hold any derivative financial instruments for trading purposes.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

The bank adopted Financial Accounting Standards Board ("FASB") Statement of
Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133") effective October 1, 2000. SFAS
133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of Effective Date of Financial Accounting
Standards Board Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting
for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and
SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative instrument and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The impact of the adoption of SFAS 133, as amended, was not material to the bank's financial condition or results of operations. On
October 1, 2000, the bank recorded an after tax loss of $476,000 in Other
Comprehensive Income representing its transition adjustment from the adoption of these standards.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" - a replacement of SFAS No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,"
("SFAS 140") was issued in September 2000 and replaces SFAS No. 125. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 is effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January 1, 2002, and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS
140 did not have a material impact on the bank's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force of the FASB issued Consensus No.
99-20, "Recognition of Interest Income and Impairment on Purchased and Retained
Beneficial Interests in Securitized Financial Assets." This consensus requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. Consensus No. 99-20 was effective on April 1, 2001 and did not have a material impact on the bank's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS
141"). SFAS 141 supersedes Accounting Principles Board ("APB"), Opinion No. 16,
"Business Combinations" and requires that all business combinations be accounted for as purchases and prohibits further usage of the pooling-of-interests method.
In addition, SFAS 141 establishes new rules concerning recognition of intangible assets (apart from goodwill) arising in a purchase business combination. SFAS
141 is applied prospectively to all business combinations initiated and accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in
June 2001. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but subject to impairment testing. Potential impairment is identified by comparing the fair value with its carrying amount and if fair value is less than the carrying amount, an impairment loss is recognized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. The bank is currently assessing the impact that the adoption of SFAS 142 may have on the bank's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 provides guidance on the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. SFAS 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially recorded by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The bank believes that the adoption of SFAS 143 will not have a material impact on the bank's financial position or results of operations in future periods.

1.  LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

The Real Estate Trust's cash flow from operating activities has been historically insufficient to meet all of its cash flow requirements. The Real
Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financing, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real
Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance and income, and regulatory restrictions on such payments.
Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods, as well as the bank's board resolution adopted in connection with the release of its written agreement with the OTS should enhance prospects for the Real Estate Trust to receive dividends from the bank. During fiscal 2001, 2000 and 1999, the bank made tax sharing payments totaling $3.4, $6.6 and $6.6 million to the Real Estate Trust. During fiscal
2001, 2000 and 1999, the bank made dividend payments totaling $12.8, $12.8 and
$26.4 million to the Real Estate Trust.

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

2.  SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. ("Saul Centers"). The Real
Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings Limited Partnership ("Saul Holdings"), in
which as of September 30, 2001, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 26.6% interest, other entities affiliated with the Real Estate Trust own a 7.9% interest, and Saul Centers owns a 65.5% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

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
At September 30, 2001, the maximum potential obligations of the Real Estate
Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2001, that the total debt of Saul Centers remains below fifty percent of total asset value.
As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

In addition to the deferred gains, as of September 30, 2001, the Real Estate
Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

     (In thousands)
     -------------------------------------------------------------------
     Saul Holdings:
       Acquisition of partnership units                         $ 9,011
       Distributions in excess of allocated net income          (14,954)

     Saul Centers:
       Acquisition of common shares                              48,877
       Distributions in excess of allocated net income          (10,038)
                                                           -------------

     Total                                                     $ 32,896
                                                           =============

The $32.9 million balance is included in "Other assets" in the financial statements.

As of September 30, 2001, the Real Estate Trust, through its partnership interest in Saul Holdings and its ownership of common shares of Saul Centers, effectively owns 36.9% of the consolidated entities of Saul Centers.
Substantially all of these shares and/or units have been deposited as collateral for the Trust's revolving lines of credit. See Note 4.

The unaudited Condensed Consolidated Balance Sheet as of September 30, 2001 and
2000, and the unaudited Condensed Consolidated Statements of Operations for the
twelve-month periods ended September 30, 2001, 2000 and 1999 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
                                                        September 30,
                                                -----------------------------
(In thousands)                                       2001           2000
----------------------------------------------- -------------- --------------
Assets
    Real estate investments                         $ 426,520      $ 384,923
    Accumulated depreciation                         (133,938)      (120,660)
    Other assets                                       49,855         61,418
                                                -------------- --------------
Total assets                                        $ 342,437      $ 325,681
                                                ============== ==============

Liabilities and stockholders' deficit
    Notes payable                                   $ 350,247      $ 335,995
    Other liabilities                                  19,118         21,016
                                                -------------- --------------
    Total liabilities                                 369,365        357,011
    Total stockholders' deficit                       (26,928)       (31,330)
                                                -------------- --------------
Total liabilities and stockholders' deficit         $ 342,437      $ 325,681
                                                ============== ==============

Saul Centers, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)                                         For the Twelve Months
                                                      Ended September 30
                                                -----------------------------
(In thousands)                                    2001      2000      1999
----------------------------------------------- --------  --------- ---------
Revenue
    Base rent                                   $68,823    $62,763   $57,789
    Other revenue                                15,775     14,754    14,704
                                                --------  --------- ---------
Total revenue                                    84,598     77,517    72,493
                                                --------  --------- ---------

Expenses
    Operating expenses                           16,021     14,741    14,363
    Interest expense                             24,898     23,529    22,389
    Amortization of deferred debt expense           543        434       416
    Depreciation and amortization                15,259     12,817    12,883
    General and administrative                    4,074      3,871     3,551
                                                --------  --------- ---------
Total expenses                                   60,795     55,392    53,602
                                                --------  --------- ---------

Operating income                                 23,803     22,125    18,891
Non-operating item
    Gain on sale of property                        --         553       --
                                                --------  --------- ---------
Net income before minority interest              23,803     22,678     18,891
Minority interest                                (8,069)    (8,068)   (7,779)
                                                --------  --------- ---------
Net income                                      $15,734    $14,610   $11,112
                                                ========  ========= =========

3.  INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in                               Buildings and               Related
  thousands)            No.      Land      Improvements    Total        Debt
---------------------- ------  --------- --------------- ----------  ----------

September 30, 2001:
Income-producing
 properties
  Hotels                  18    $18,684        $235,481   $254,165    $169,722
  Office and industrial   11     11,503         146,150    157,653     149,257
  Other                    4      2,825              --      2,825          --
                       ------  --------- --------------- ----------  ----------
                          33    $33,012        $381,631   $414,643    $318,979
                       ======  ========= =============== ==========  ==========

Land Parcels              10    $40,835        $     --   $ 40,835    $     --
                       ======  ========= =============== ==========  ==========

September 30, 2000
Income-producing
 properties:
  Hotels                  16    $17,068        $192,793   $209,861    $144,012
  Office and industrial   10      7,883         140,698    148,581     137,153
  Other                    5      3,075             916      3,991       1,790
                       ------  --------- --------------- ----------  ----------
                          31    $28,026        $334,407   $362,433    $282,955
                       ======  ========= =============== ==========  ==========

Land Parcels               9    $39,716            $ --   $ 39,716    $    206
                       ======  ========= =============== ==========  ==========

On December 18, 2000, the Real Estate Trust sold its 124-unit San Simeon apartment project in Dallas, Texas. The sales price was $3.1 million and the
Real Estate Trust recognized a gain of $2.2 million on the transaction. The proceeds of the sales were used to acquire a 10.7 acre parcel of land in Loudoun
County, Virginia, for $2.8 million.

On June 13, 2001, the Real Estate Trust sold a 4.79 acre section of its Circle
75 land parcel located in Atlanta, Georgia for $3.0 million. The Real Estate
Trust recognized a gain of $2.4 million on this transaction.

On August 8, 2001, the Real Estate Trust sold Metairie Tower, a 91,000 square foot office building located in Metairie, Louisiana for $7.2 million. The Real
Estate Trust recognized a gain of $5.2 million on this transaction.

On September 7, 2001, the Real Estate Trust sold 9.5 acres of its Commerce
Center land parcel located in Ft. Lauderdale, Florida for approximately $2.0 million, and recognized a gain of $245,000 on the transaction.

During fiscal 2001, the Real Estate Trust also received net proceeds of $2.0 million and recognized a gain of $620,000 from the condemnation of portions of two land parcels in Colorado and Michigan.

4.  DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 4.9% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable - unsecured includes notes which have been sold by the Real Estate
Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate
Trust to call them prior to maturity. The weighted average interest rates were
10.1% at September 30, 2001 and 2000. During fiscal 2001 and 2000, the Real
Estate Trust sold notes amounting to approximately $9.3 and $10.2 million.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of the 9 3/4% Senior Secured Notes. These Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in 8,000 shares, or 80% of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms.
In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29,
2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2001, the Real Estate Trust had borrowings under the facility of $2.5 million and unrestricted availability of
$35.4 million. At September 30, 2001 the interest rate under this facility was
4.91%.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate
Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0 and $25.0 million. The current maturity date for this line is November 15, 2003. Interest is computed by reference to a floating rate index. At September 30, 2001, the Real Estate Trust had no outstanding borrowings and unrestricted availability was $22.8 million. At
September 30, 2001 the interest rate under this facility was 4.66%.

The maturity schedule for the Real Estate Trust's outstanding debt at September
30, 2001 for the fiscal years commencing October 1, 2001 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2002     $ 33,162    $  2,500    $  8,022     $  43,684
              2003       27,296         --       11,681        38,977
              2004        9,008         --       11,482        20,490
              2005       13,604         --        8,157        21,761
              2006       94,406         --        5,523        99,929
           Thereafter   148,274     200,000       5,852       354,126
                       --------- ----------- ----------- --------------
             Total     $325,750    $202,500    $ 50,717     $ 578,967
         --------------------------------------------------------------
Of the $325.8 million of mortgage notes outstanding at September 30, 2001,
$258.6 million was nonrecourse to the Real Estate Trust.

5.  LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments and no long term leases.

6.  INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties includes minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 2001, 2000, and
1999 amounted to $37.0, $32.1 and $23.2 million. Future minimum rentals as of
September 30, 2001 under noncancelable leases are as follows:

            Fiscal Year                                   (In thousands)
            ------------------------------------------------------------
                 2002                                          $ 31,188
                 2003                                            28,459
                 2004                                            24,680
                 2005                                            20,925
                 2006                                            17,065
              Thereafter                                         70,610
                                                             -----------
                Total                                          $192,927
            ------------------------------------------------------------

7.  TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company, L.L.C., formerly B. F. Saul Advisory Company, (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The
Advisor is paid a fixed monthly fee which is subject to annual review by the
Trustees. The monthly fee was $363,000 during fiscal 2001, $349,000 during fiscal 2000, and $337,000 during fiscal 1999. The advisory contract has been extended until September 30, 2002, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and B.F. Saul Property Company ("Saul Property Co."), formerly known as
Franklin Property Company, a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and
Saul Property Co. amounted to $7.4, $7.2 and $5.7 million in fiscal 2001, 2000 and 1999.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real
Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $93,000, $102,000 and $120,000 in fiscal 2001, 2000 and 1999.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $171,000,
$200,000 and $167,000 in fiscal 2001, 2000 and 1999.

At October 1, 1999, the Real Estate Trust had an unsecured note receivable from the Saul Co. with an outstanding balance of $13.8 million. During fiscal 2001 and 2000, curtails of $4.0 and $3.8 million were paid by the Saul Co. Interest on the loans is computed by reference to a floating rate index. At September 30,
2001, the total due the Real Estate Trust was $6.0 million in principal and
$1.75 million in deferred interest. Interest accrued on these loans amounted to
$0.7, $1.1 and $1.1 million during fiscal 2001, 2000 and 1999.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2001, 2000, and 1999, the Real Estate Trust paid the Trustees approximately $94,000 each year for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the bank for his services as Chairman and Chief Executive Officer of the bank, and four received payments for their services as directors of the bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method.
The Real Estate Trust's share of earnings for fiscal 2001, 2000 and 1999 was
$8.3, $7.7 and $6.1 million. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the bank and Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $4.0, $2.7 and $0.3 million in fiscal
2001, 2000 and 1999.

8. LOANS HELD FOR SALE - THE BANK

Loans held for sale are composed of the following:

(In thousands)                              September 30,
                           ------------------------------------------------
                                   2001                      2000
                           ----------------------    ----------------------
Single-family residential          $     233,359             $     116,480
Home improvement and
   related loans                          12,724                     9,628
                           ----------------------    ----------------------
Total                              $     246,083             $     126,108
                           ======================    ======================

9. LOANS HELD FOR SECURITIZATION AND SALE - THE BANK

At September 30, 2001 and 2000, loans held for securitization and sale totaled
$282.0 and $70.0 million, respectively, and were composed of automobile loans.

10. INVESTMENT SECURITIES - THE BANK

At September 30, 2001 and 2000, all investment securities are classified as held-to-maturity.  Gross unrealized holding gains and losses on the bank's investment securities at September 30, 2001 and 2000 are as follows:
(In thousands)                                                        Gross                  Gross
                                                                    Unrealized             Unrealized          Aggregate Fair
                                            Amortized Cost        Holding Gains          Holding Losses            Value
                                           -----------------     -----------------      -----------------     -----------------
September 30, 2001
------------------
   U.S. Government securities:
      Original maturity after
      one year, but within five years      $         45,794      $            387                $     -            $   46,181
                                           =================     =================      =================     =================

September 30, 2000
------------------
   U.S. Government securities:
      Original maturity after
      one year, but within five years      $         45,648             $      84        $         (173)            $   45,559
                                           =================     =================      =================     =================

There were no sales of investment securities during the years ended September
30, 2001, 2000 and 1999.

11. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 2001 and 2000, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's mortgage-backed securities at September 30, 2001 and 2000 are as follows:

(In thousands)                                                 Gross Unrealized       Gross Unrealized
                                                                    Holding            Holding Losses            Aggregate
                                        Amortized Cost               Gains                                          Fair
                                                                                                                   Value
                                       ------------------      ------------------     ------------------     ------------------
September 30, 2001
   FNMA                                      $   295,712              $    2,295             $   (2,354)           $   295,653
   FHLMC                                         909,429                  12,536                 (1,608)               920,357
   Private label, AAA-rated                      269,354                   5,517                 (1,046)               273,825
                                       ------------------      ------------------     ------------------     ------------------
        Total                               $  1,474,495              $   20,348             $   (5,008)          $  1,489,835
                                       ==================      ==================     ==================     ==================

September 30, 2000
   FNMA                                      $   349,258               $      84             $  (19,171)           $   330,171
   FHLMC                                         170,894                     745                 (2,007)               169,632
   Private label, AAA-rated                      522,192                  10,657                (11,555)               521,294
   Private label, AA-rated                         4,465                      -                     (22)                 4,443
                                                               ------------------
                                       ------------------                             ------------------     ------------------
        Total                               $  1,046,809              $   11,486             $  (32,755)          $  1,025,540
                                       ==================      ==================     ==================     ==================

Accrued interest receivable on mortgage-backed securities totaled $8.3 and $5.6 million at September 30, 2001 and 2000, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. LOANS AND LEASES RECEIVABLE - THE BANK

Loans receivable is composed of the following:

(In thousands)                                                                   September 30,
                                                                     --------------------------------------
                                                                          2001                   2000
                                                                     ----------------       ---------------
Single-family residential                                                $ 4,555,814           $ 4,896,439
Home equity                                                                  372,095               274,355
Real estate construction and ground                                          472,489               507,461
Commercial real estate and  multifamily                                       30,703                39,917
Commercial                                                                 1,376,582             1,015,146
Automobile                                                                   361,930               719,276
Subprime automobile                                                          420,658               620,588
Automobile leasing                                                         1,124,106               568,091
Home improvement and related loans                                           100,494                77,345
Overdraft lines of credit and
    other consumer                                                            36,356                31,608
                                                                     ----------------       ---------------
                                                                           8,851,227             8,750,226
                                                                     ----------------       ---------------

Less:
 Undisbursed portion of loans                                                812,325               630,205
 Unearned discounts and net
     deferred loan origination costs                                         (42,611)              (39,028)
Allowance for losses on loans and leases                                      63,018                54,018
                                                                     ----------------       ---------------
                                                                             832,732               645,195
                                                                     ----------------       ---------------
   Total                                                                 $ 8,018,495           $ 8,105,031
                                                                     ================       ===============

The bank serviced loans owned by others amounting to $7.4 and $6.4 billion at
September 30, 2001 and 2000, respectively.

Accrued interest receivable on loans totaled $39.0 and $43.4 million at
September 30, 2001 and 2000, respectively, and is included in other assets in the Consolidated Balance Sheets.

13. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:

                                                                                                      September 30,
                                                                                             ---------------------------------
(In thousands)                                                                                   2001               2000
                                                                                             --------------    ---------------

Real estate held for investment (net of allowance for losses
 of $202 for both periods)                                                                         $   925            $   925
Real estate held for sale (net of allowance for losses of
 $85,152 and $80,752, respectively)                                                                 30,779             48,461
                                                                                             --------------    ---------------
Total real estate held for investment or sale                                                     $ 31,704           $ 49,386
                                                                                             ==============    ===============

Gain (loss) on real estate held for investment or sale is composed of the following:

                                                                                       Year Ended September 30,
                                                                         -----------------------------------------------------
(In thousands)                                                                2001               2000               1999
                                                                         ---------------     --------------    ---------------
Provision for losses                                                         $  (4,200)          $  (1,400)          $   -
Net gain (loss) from operating properties                                          774                (260)            1,519
Net gain on sales                                                                6,241                 137            32,530
                                                                         ---------------     --------------    ---------------
     Total gain (loss)                                                        $  2,815           $  (1,523)        $  34,049
                                                                         ===============     ==============    ===============

14. ALLOWANCE FOR LOSSES - THE BANK

Activity in the allowance for losses on loans and leases receivable is summarized as follows:

(In thousands)                                            Loans and
                                                            Leases
                                                          Receivable
                                                       ----------------

Balance, September 30, 1998                                 $   60,157
   Provision for losses                                         22,880
   Charge-offs                                                 (26,774)
   Recoveries                                                    1,876
                                                       ----------------
Balance, September 30, 1999                                     58,139
   Provision for losses                                         49,930
   Charge-offs                                                 (58,883)
   Recoveries                                                    4,832
                                                       ----------------
Balance, September 30, 2000                                     54,018
   Provision for losses                                         67,852
   Charge-offs                                                 (68,220)
   Recoveries                                                    9,368
                                                       ----------------
Balances, September 30, 2001                                $   63,018
                                                       ================

The allowance for losses at September 30, 2001 is based on management's estimates of the amount of allowance required to reflect the losses incurred in the loan and lease portfolio based on circumstances and conditions known at the time. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

15. ASSET-BACKED TRANSACTIONS - THE BANK

The bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors.

The bank sold automobile loan receivables and issued notes in the amount of
$804.9 million during the year ended September 30, 2001 and recognized gains of
$27.9 million. The bank sold automobile loan receivables and issued notes in the amount of $668.1 million during the year ended September 30, 2000 and recognized gains of $4.6 million. The bank did not sell automobile loan receivables during the year ended September 30, 1999. The outstanding trust certificate balances were $1.2 billion at September 30, 2001, $1.3 million of which represents subordinate classes of certificates retained by the bank. The outstanding trust certificate balances were $857.8 million at September 30, 2000, $3.5 million of which represents subordinate classes of certificates retained by the bank. The retained certificates were classified as trading securities at September 30,
2001 and 2000 and had carrying values of $1.2 million and $3.4 million, respectively. See Summary of Significant Accounting Policies - The Bank. The
bank continues to service the underlying loans related to these transactions.
See Note 27.

The bank did not sell any home equity credit line receivables into new trusts during the years ended September 30, 2001 and 2000. The bank sold home equity credit line receivables of $46.2, $64.4 and $79.4 million into existing trusts and recognized gains of $1.8, $2.3 and $2.9 million during the years ended
September 30, 2001, 2000 and 1999, respectively. The outstanding trust certificate balances were $86.2 million at September 30, 2001 and $141.2 million at September 30, 2000. The bank continues to service the underlying loans related to these transactions. See Note 27.

The bank did not sell any home loan receivables into new trusts during the years ended September 30, 2001, 2000 and 1999. The bank sold home loan receivables of
$2.6 million into an existing trust during the year ended September 30, 2001 and did not recognize a gain or loss on this transaction. The bank sold home loan receivables of $1.9 million into an existing trust during the year ended
September 30, 2000 and recognized a gain of $27,000. The bank sold home loan receivables of $1.8 million into an existing trust during the year ended
September 30, 1999 and did not recognize a gain or loss on this transaction. The outstanding trust certificate balances were $57.6 million at September 30, 2001 and $82.1 million at September 30, 2000. The bank continues to service the underlying loans related to these transactions. See Note 27.

The bank continues to service, and receive servicing fees on, the outstanding balance of securitized receivables. The bank also retains rights to future cash flows arising from the receivables after the expenses of the securitization trust are paid. With the securitization and sale of receivables transactions, the bank typically retains subordinated interests, which include an interest-only strip receivable. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the bank generally estimates fair value based on the estimated present value of the future residual cash flows from securitized and sold receivables, using management's best estimates of the key assumptions -
credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Securitization and sale revenue on a managed basis includes the gross initial gains on current securitization and sale transactions less amortization of interest-only strips recognized in connection with current and prior period securitization and sale transactions. The following table represents the components of securitization and sale related income on a managed basis which is included in servicing and securitization income in the Consolidated Statements of Operations:

                                                                                     Year Ended
                    (In thousands)                                               September 30, 2001
                                                                            -----------------------------
                    Gross initial gains                                                   $       33,308
                    Amortization                                                                  (4,842)
                                                                            -----------------------------
                    Securitization and sale related income                                $       28,466
                                                                            =============================

At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of interest-only strip receivables to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)                                                   Automobile                       Home Equity/
                                                                                                        Home Improvement
                                                                 ----------------------------      ---------------------------

Carrying value (fair value)                                                        $43,260                          $3,886
Weighted average life (in years)                                                      1.52                            2.00

Prepayment speed assumption (annual rate)                                             1.46%(1)                       35.92%(2)
   Impact on fair value at 10% adverse change                                      $(1,449)                        $(1,029)
   Impact on fair value at 20% adverse change                                      $(2,803)                        $(1,408)

Expected credit losses (annual rate)                                                  0.89%                           0.30%
   Impact on fair value at 10% adverse change                                      $(1,594)                          $(789)
   Impact on fair value at 20% adverse change                                      $(3,190)                        $(1,142)

Residual cash flows discount rate (annual)                                            9.44%                           8.88%
   Impact on fair value at 10% adverse change                                        $(617)                          $(512)
   Impact on fair value at 20% adverse change                                      $(1,223)                          $(588)

Key economic assumptions used in measuring interest-only strip receivables at the date of securitizations completed during fiscal year 2001 are as follows:

Prepayment speed assumption (annual rate)                                             1.55%(1)                              -
Expected credit losses (annual rate)                                                  0.99%                                 -
Residual cash flows discount rate (annual)                                           10.00%                                 -

(1)    Represents absolute prepayment model or ABS - an assumed rate of prepayment each month relative to the original number of automobile loans in a pool.
(2)    Represents Constant Prepayment Rate.

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect shown in the above table of a variation in a particular assumption on the fair value of interest-only strip receivables is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

The following table summarizes certain cash flows received from securitization trusts during the year ended September 30, 2001:

                   (In thousands)
                   Proceeds from new securitizations                                   $  804,861
                   Servicing fees received                                                 11,991
                   Other cash flows received on retained interests                         28,837

Portfolio balances, delinquent amounts and net credit losses for securitized loans for the year ended September 30, 2001 were as follows:

                                                                September 30, 2001
                                                 -------------------------------------------------
(In thousands)                                     Total Principal          Principal Amount of              Year Ended
                                                                          Loans Past Due 90 Days
                                                 Amount of Loans and            or More or               September 30, 2001
                                                        Leases                Non-Performing              Net Credit Losses
                                                 ---------------------    ------------------------    --------------------------

Automobile                                       $         1,171,618      $               11,380     $                  10,084
Home equity, home improvement and
 related loans                                               149,280                       1,729                         1,124
                                                 ---------------------    ------------------------    --------------------------
Total                                             $        1,320,898      $               13,109      $                 11,208
                                                 =====================    ========================    ==========================

16. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                                                                Estimated
                                                                 Useful                          September 30,
                                                                                    -----------------------------------------
(Dollars in thousands)                                            Lives                   2001                    2000
                                                             ----------------       -----------------        ----------------
Land                                                                -                     $   46,948              $   46,813
Construction in progress                                            -                         29,885                  97,569
Buildings and improvements                                     10-45 years                   268,956                 117,220
Leasehold improvements                                         5-20 years                    112,069                 103,925
Furniture and equipment                                        5-10 years                    198,747                 188,918
Automobiles                                                     3-5 years                      3,162                   4,000
                                                                                    -----------------        ----------------
                                                                                             659,767                 558,445
Less:
   Accumulated depreciation and amortization                                                 221,972                 195,976
                                                                                    -----------------        ----------------
       Total                                                                              $  437,795              $  362,469
                                                                                    =================        ================

Depreciation and amortization expense amounted to $34.0, $32.2 and $33.1 million for the years ended September 30, 2001, 2000 and 1999, respectively. Capitalized interest amounted to $4.7, $2.1 and $0.4 million during the years ended
September 30, 2001, 2000 and 1999, respectively.

17. LEASES - THE BANK

The bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal 2002 to 2021 and ground leases which have terms expiring from fiscal 2029 to 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 2001:

                                 Year Ending                (In thousands)
                                September 30,
                            -----------------------
                                     2002                        $ 23,922
                                     2003                          22,827
                                     2004                          21,992
                                     2005                          21,151
                                     2006                          20,470
                                  Thereafter                      136,620
                                                       -------------------
                                    Total                       $ 246,982
                                                       ===================

Rent expense totaled $26.9, $23.2 and $17.9 million for the years ended
September 30, 2001, 2000 and 1999, respectively.

18. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

                                                                                    September 30,
                                                       -------------------------------------------------------------------------
                                                                     2001                                  2000
                                                       ----------------------------------   ------------------------------------
(Dollars in thousands)                                                      Weighted                           Weighted Average
                                                                             Average
                                                            Amount            Rate              Amount               Rate
                                                       ----------------- ----------------   ----------------   -----------------
Demand accounts                                        $        642,490         -            $      559,320           -
NOW accounts                                                  1,428,486       0.44%               1,289,883         0.88%
Money market deposit accounts                                 1,570,297       2.83%               1,156,829         3.98%
Statement savings accounts                                      780,655       1.26%                 779,344         1.90%
Other deposit accounts                                          117,207       0.99%                 113,245         1.66%
Certificate accounts, less than $100                          2,361,174       5.20%               2,524,769         6.21%
Certificate accounts, $100 or more                              662,161       4.57%                 614,399         6.30%
                                                       -----------------                    ----------------
    Total                                                   $ 7,562,470       2.84%             $ 7,037,789         3.83%
                                                       =================                    ================

The bank's deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

                                                                               Year Ended September 30,
                                                                -------------------------------------------------------
(In thousands)                                                       2001                2000                1999
                                                                ---------------     ---------------      --------------
NOW accounts                                                         $   7,773           $  10,585           $  11,598
Money market deposit accounts                                           48,744              39,351              36,395
Statement savings accounts                                              11,963              15,684              19,226
Certificate accounts                                                   177,619             154,738              77,084
Other deposit accounts                                                   1,507               1,905               2,042
                                                                ---------------     ---------------      --------------
    Total                                                           $  247,606          $  222,263          $  146,345
                                                                ===============     ===============      ==============

Outstanding certificate accounts at September 30, 2001 mature in the years indicated as follows:

                                 Year Ending               (In thousands)
                                September 30,
                            -----------------------
                                     2002                      $2,709,720
                                     2003                         238,064
                                     2004                          29,091
                                     2005                          33,081
                                     2006                          13,379
                                                        ------------------
                                    Total                      $3,023,335
                                                        ==================

At September 30, 2001, certificate accounts of $100,000 or more have contractual maturities as indicated below:

                                      (In thousands)
       Three months or less                                      $ 324,722
       Over three months through six months                        123,838
       Over six months through 12 months                           174,926
       Over 12 months                                               38,675
                                                             --------------
          Total                                                  $ 662,161
                                                             ==============

19. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
               SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                                       September 30,
                                                                ------------------------------------------------------------
(Dollars in thousands)                                                2001                 2000                  1999
                                                                -----------------     ----------------      ----------------
Securities sold under repurchase agreements:
   Balance at year end                                                $  110,837           $  369,628            $  526,571
   Average amount outstanding during the year                            397,842              490,333               371,660
   Maximum amount outstanding at any month end                           534,170              647,779               526,571
   Amount maturing within 30 days                                        110,837              369,628               526,571
   Weighted average interest rate during the year                          5.74%                6.27%                 5.22%
   Weighted average interest rate on year end balances                     3.21%                6.74%                 5.78%

Other short-term borrowings:
   Balance at year end                                                $  171,513           $  170,414            $  104,200
   Average amount outstanding during the year                            169,820              137,607                99,593
   Maximum amount outstanding at any month end                           181,942              170,414               134,313
   Amount maturing within 30 days                                        171,513              170,414               104,200
   Weighted average interest rate during the year                          4.39%                5.42%                 4.46%
   Weighted average interest rate on year end balances                     2.18%                5.87%                 4.62%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the bank the identical securities upon the maturities of the agreements.

At September 30, 2001, the bank had pledged mortgage-backed securities with a book value of $200.5 million to secure certain other short-term borrowings. Also at September 30, 2001, the bank had pledged, but did not borrow against, automobile loans with a total principal balance of $299.9 million and commercial loans with a total principal balance of $929.8 million.

20. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 2001, advances from the Federal Home Loan Bank of Atlanta
("FHLB") totaled $2.2 billion. The advances bear interest at a weighted average interest rate of 4.99%, which is fixed for the term of the advances, and mature over varying periods between October 2001 and August 2016.

Under a Specific Collateral Agreement with the FHLB, advances are secured by the bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $3.1 billion and certain mortgage-backed securities with a book value of $396.7 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2001 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

21. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:
                                                       Issue                       September 30,                 Interest
                                                                           -------------------------------
(Dollars in thousands)                                  Date                   2001              2000              Rate
                                               -----------------------     -------------     -------------     --------------

Subordinated debentures due 2005               November 23, 1993               $150,000          $150,000              9 1/4%
Subordinated debentures due 2008               December 3, 1996                 100,000           100,000              9 1/4%
                                                                           -------------     -------------
         Total                                                                 $250,000          $250,000
                                                                           =============     =============

The 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") are subject to redemption at any time on or after December 1, 1998, at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

         If redeemed during the
       12-month period beginning                   Redemption
              December 1,                            Price
                                                 (In thousands)
      -----------------------------           ---------------------
               2000.........................             $ 102.775
               2001.........................             $ 101.850
               2002.........................             $ 100.925
               2003 and thereafter..........             $ 100.000

The 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures") are subject to redemption at any time on or after December 1, 2001, at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

          If redeemed during the
        12-month period beginning                   Redemption
               December 1,                            Price
                                                  (In thousands)
       -----------------------------           ---------------------
                2001.........................             $ 104.625
                2002.........................             $ 103.700
                2003.........................             $ 102.775
                2004.........................             $ 101.850
                2005.........................             $ 100.925
                2006 and thereafter..........             $ 100.000

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
The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the bank, if issued in exchange for the outstanding REIT
Preferred Stock (as defined below). See Note 22.

The bank received OTS approval to include the principal amount of the 1996
Debentures and the 1993 Debentures in the bank's supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $6.3 and $6.9 million at September 30, 2001 and 2000, respectively, and are included in other assets in the Consolidated Balance Sheets.

22. REAL ESTATE INVESTMENT TRUST SUBSIDIARY - THE BANK

On December 3, 1996, a new real estate investment trust subsidiary of the bank
(the "REIT Subsidiary") sold $150,000 of its Noncumulative Exchangeable
Preferred Stock, Series A, par value $5.00 per share (the "REIT Preferred
Stock"), and received net cash proceeds of $144.0 million. Cash dividends on the
REIT Preferred Stock are payable quarterly in arrears at an annual rate of
10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT
Preferred Stock is automatically exchangeable for a new series of Preferred
Stock of the bank upon the occurrence of certain events.

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

        If redeemed during the
      12-month period beginning                Redemption
             January 15,                          Price
                                             (In thousands)
     -----------------------------      --------------------------
              2007....................                  $  52.594
              2008....................                  $  52.075
              2009....................                  $  51.556
              2010....................                  $  51.038
              2011....................                  $  50.519
              2012 and thereafter.....                  $  50.000

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

23. PREFERRED STOCK - THE BANK

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

The OTS has approved the inclusion of the Preferred Stock as core capital and has not objected to the payment of dividends on the Preferred Stock, provided certain conditions are met. The holders of the Preferred Stock have no voting rights, except in certain limited circumstances.

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

                If redeemed during the
              12-month period beginning                Redemption
                        May 1,                            Price
                                                     (In thousands)
             -----------------------------      --------------------------
                      2003....................                  $  27.250
                      2004....................                  $  27.025
                      2005....................                  $  26.800
                      2006....................                  $  26.575
                      2007....................                  $  26.350
                      2008....................                  $  26.125
                      2009....................                  $  25.900
                      2010....................                  $  25.675
                      2011....................                  $  25.450
                      2012....................                  $  25.225
                      2013 and thereafter.....                  $  25.000

24. RETIREMENT PLAN - THE BANK

The bank participates in a defined contribution profit sharing retirement plan
(the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. The Plan, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation.
Corporate contributions, at the discretionary amount of three times the employee contribution, were $8.9, $8.0 and $7.2 million for the years ended September 30,
2001, 2000 and 1999, respectively. There are no past service costs associated with the Plan and the bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the bank's common stock.

25. REGULATORY MATTERS - THE BANK

The bank's regulatory capital requirements at September 30, 2001 were a 1.5%
tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS "prompt corrective action"
regulations, the bank must maintain minimum leverage, tier 1 risk-based and total risk- based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September
30, 2001, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the bank's understanding of the applicable regulations and related interpretations.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                       Excess
                                                         Actual                 Capital Requirement                Capital
                                               ---------------------------  ---------------------------  ---------------------------
                                                                 As a %                       As a %                        As a %
                                                  Amount        of Assets       Amount       of Assets       Amount        of Assets
                                               --------------   ----------  ---------------  ----------  ---------------   ---------

Stockholders' equity per financial statements  $     525,424
    Minority interest in REIT Subsidiary (1)         144,000
    Accumulated other comprehensive loss (2)           2,087
                                               --------------
                                                     671,511

Adjustments for tangible and core capital:
    Intangible assets                                (48,990)
    Non-includable subsidiaries  (3)                  (1,414)
    Non-qualifying purchased/originated loan
     servicing rights                                 (3,592)
                                               --------------
       Total tangible capital                        617,515        5.44%   $      170,348       1.50%   $      447,167       3.94%
                                               --------------   ==========  ===============  ==========  ===============   =========

       Total core capital (4)                        617,515        5.44%   $      454,262       4.00%   $      163,253       1.44%
                                               --------------   ==========  ===============  ==========  ===============   =========

       Tier 1 risk-based capital (4)                 617,515        6.84%   $      361,283       4.00%   $      256,232       2.84%
                                               --------------   ==========  ===============  ==========  ===============   =========

Adjustments for total risk-based capital:
    Subordinated capital debentures                  250,000
    Allowance for general loan and lease
     losses                                           63,018
                                               --------------
       Total supplementary capital                   313,018
                                               --------------
       Total available capital                       930,533
    Equity investments (3)                            (2,365)
                                               --------------
       Total risk-based capital (4)            $     928,168       10.52%   $      722,566       8.00%   $      205,602       2.52%
                                               ==============   ==========  ===============  ==========  ===============   =========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Under OTS policy, accumulated other comprehensive loss is included in regulatory capital.
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

                                                                      SEPTEMBER 30, 2000
                                      ------------------------------------------------------------------------------------
(Dollars in thousands)                                                      MINIMUM                       EXCESS
                                                ACTUAL                CAPITAL REQUIREMENT                CAPITAL
                                      ----------- -- ----------     ----------- -- ----------    ----------- --- ---------
                                                                                                                 As a %
                                                     As a %                        As a %                        of
                                        Amount       of Assets        Amount       of Assets       Amount         Assets
                                      -----------    ----------     -----------    ----------    -----------     ---------
Capital per financial statements        $492,406
Minority interest in REIT
  Subsidiary(1)                          144,000
                                      -----------
Adjusted capital                         636,406

Adjustments for tangible and core capital:
Intangible assets                        (50,797)
Non-includable subsidiaries(2)            (1,424)
Non-qualifying purchased/
     originated loan servicing              (188)
                                      -----------
Total tangible capital                   583,997         5.48%        $159,840         1.50%       $424,157         3.98%
                                      -----------    ==========
                                                                    ===========    ==========    ===========     =========
Total core capital(3)                    583,997         5.48%        $426,239         4.00%       $157,758         1.48%
                                      -----------    ==========     ===========    ==========    ===========     =========

Tier 1 risk-based capital(3)             583,997         7.21%        $324,089         4.00%       $259,908         3.21%
                                      -----------    ==========     ===========    ==========    ===========     =========
Adjustments for total risk-based capital:
Subordinated capital debentures          250,000
Allowance for general loan and
      lease losses                        54,018
                                      -----------
    Total supplementary capital          304,018
                                      -----------
    Total available capital              888,015
Equity investments(2)                     (6,463)
                                      -----------
Total risk-based capital(3)            $ 881,552        11.01%        $648,178         8.00%       $233,374         3.01%
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

At September 30, 2001 and 2000, the bank had $1.6 and $1.6 million, respectively, in loans to and investments in subsidiaries engaged in activities impermissible for national banks ("non-includable subsidiaries") which were fully deducted from all three capital requirements. At September 30, 2001 and
2000, the bank also had an equity investment with a balance, after subsequent valuation allowances, of $2.4 and $8.3 million, respectively, which was fully deducted from total risk-based capital.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property
(through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The following table sets forth the bank's REO at September 30, 2001, after valuation allowances of $85.2 million, by the fiscal year in which the property was acquired through foreclosure.

          Fiscal Year                    (In thousands)
   --------------------------
            1990                              $ 5,134(1)(2)
            1991                               20,247(2)
            1992                                    -
            1993                                    -
            1994                                    -
            1995                                5,054(2)
            1996                                    -
            1997                                    -
            1998                                    -
            1999                                    -
            2000                                    -
            2001                                  344
                                --------------------------
            Total REO                        $ 30,779
                                ==========================

(1) Includes REO with an aggregate net book value of $2.4 million, which the bank treats as an equity investment for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $28.1 million, for which the bank received an extension of the holding periods through December 19, 2002.

26. TRANSACTIONS WITH RELATED PARTIES - THE BANK

Loans Receivable:

From time to time, in the normal course of business, the bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2001 is as follows:

                                                         (In thousands)
             Balance, September 30, 2000                      $   4,952
               Additions                                            709
               Reductions                                          (134)
                                                       -----------------
             Balance, September 30, 2001                      $   5,527
                                                       =================
Services:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the bank. These services include property management, insurance brokerage and leasing. Fees for these services were $1.7 million, $850,000 and $35,000 for the years ended September 30, 2001, 2000 and
1999, respectively.

The law firm in which one director of the bank is a senior counsel received
$2.4, $2.1 and $4.7 million for legal services rendered to the bank during the years ended September 30, 2001, 2000 and 1999, respectively.

For the years ended September 30, 2001, 2000 and 1999, one of the directors of the bank was paid $100,000, $100,000 and $50,000, respectively, for consulting services rendered to the bank. Another director of the bank was paid total fees of $100,000 for each of the years ended September 30, 2001, 2000 and 1999 for consulting services. A third director of the bank was paid $50,000, $50,000 and
$100,000 for consulting services rendered to the bank for the years ended
September 30, 2001, 2000 and 1999, respectively.

Tax Sharing Agreement:

The bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The
Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities.
The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The bank paid $3.4, $6.6 and $6.6 million to the
Trust during fiscal 2001, 2000 and 1999, respectively, under the Tax Sharing
Agreement. At September 30, 2001 and 2000, the estimated tax sharing payment payable to the Trust by the bank was $4.9 and $3.5 million, respectively.

Other:

The bank sold an office building located in McLean, Virginia to its parent company, the B.F. Saul Real Estate Investment Trust, in December 1999. Because
this transfer was between entities under common control, the $13.5 million of proceeds in excess of the bank's carrying value, net of related income taxes of
$8.8 million, was accounted for as a capital contribution.

The bank paid $5,.8, $5.2 and $5.0 million for office space leased from or managed by companies affiliated with the bank or its directors during the years ended September 30, 2001, 2000 and 1999, respectively.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation ("Lake") and Van
Ness Square Corporation, affiliates of the bank, from time to time maintain interest-bearing deposit accounts with the bank. Those accounts totaled $28.0 and $16.8 million at September 30, 2001 and 2000, respectively. The bank paid interest on the accounts amounting to $989,000, $736,000 and $716,000 during fiscal years ended 2001, 2000 and 1999, respectively.

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

Commitments to Extend Credit:

The bank had approximately $2.0 billion of commitments to extend credit at
September 30, 2001. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the bank's normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At September 30, 2001, the bank had issued standby letters of credit in the amount of $56.5 million to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $34.1 million will expire in fiscal 2002 and the remainder will expire over time through fiscal 2006. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. Mortgage-backed securities with a book value of
$2.4 million were pledged as collateral for certain of these letters of credit at September 30, 2001.

Recourse Arrangements:

The bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $24.3 and $28.5 million, respectively, at September 30, 2001, and $42.1 and $18.9 million, respectively, at September 30, 2000, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $1.2 and $3.4 million at September 30, 2001 and 2000, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 2001, recourse to the bank under these arrangements was
$6.6 million, consisting of restricted cash accounts amounting to $4.2 million and overcollateralization of receivables of $2.4 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. The recourse to the bank under this arrangement was $3.4 million for both September 30, 2001 and 2000.

Derivative Financial Instruments:

Interest-rate cap agreements may be used to limit the bank's exposure to rising short-term interest rates related to the retained portion of certain of its asset-backed securitizations. At September 30, 2001, the bank was not a party to any interest-rate cap agreements.

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

At September 30, 2001, the bank had mortgage-backed security forward sale commitments of $226.3 million and mortgage-backed security forward purchase commitments of $5.8 million related to its hedging activities. These hedges are accounted for as cash flow hedges and gains and losses are recorded in other comprehensive income in the Consolidated Balance Sheets. The total net unrealized loss in value of cash flow hedges, net of tax, was $2.1 million at
September 30, 2001. In addition, the bank had whole loan forward sale commitments of $45.4 million at September 30, 2001. Forward commitments generally settle within 90 days. Gains and losses are deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures. Gains and losses on forward purchase commitments are recorded as a component of the gain on sales of loans in the month the transaction occurs.

The bank owns mortgage servicing rights which are subject to large fluctuations in their fair value due to changes in the benchmark Treasury index, as well as changes inherent to mortgage loans such as prepayment speeds, escrow earning rates, discount rates and returns required by investors. As a result of the potentially significant risk of these fair value fluctuations, the bank hedges these changes in fair value in mortgage servicing rights through treasury futures and options. The bank evaluates the mortgage servicing portfolio daily at the pool level and monthly at the loan level to insure a high degree of correlation between hedging instruments and the underlying asset. Management expects that the cumulative change in the value of the hedging instrument will be between 80% and 120% of the inverse cumulative change in the fair value of the hedged mortgage servicing rights asset. The effectiveness of hedging relationships is assessed on a cumulative basis every three months and whenever financial statements or earnings are reported by the bank.

At September 30, 2001, the bank had treasury futures representing a notional amount of $65.0 million, call options on the treasury futures representing a notional amount of $43.0 million and put options on treasury futures representing a notional amount of $47.0 million related to its mortgage servicing rights fair value hedges. At September 30, 2001 the gain on these hedges was $2.5 million and is included as a reduction to loan expenses on the
Consolidated Statements of Operations and Comprehensive Income.

Concentrations of Credit:

The bank's principal real estate lending market is the metropolitan Washington,
DC area. In addition, a significant portion of the bank's consumer loan portfolio was generated by customers residing in the metropolitan Washington, DC area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

28. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - THE BANK

The majority of the bank's assets and liabilities are financial instruments;
however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Since fair value is estimated as of the balance sheet date, the amount which would actually be realized or paid upon settlement or maturity could be significantly different. Comparability of fair value amounts among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The estimated fair values of the bank's financial instruments at September 30, 2001 and 2000 are as follows:

                                                                                September 30,
                                                  --------------------------------------------------------------------------
                                                                 2001                                   2000
                                                  ------------------------------------   -----------------------------------
(In thousands)                                        Carrying              Fair         Carrying Amount          Fair
                                                       Amount              Value                                 Value
                                                  -----------------    ---------------   -----------------   ---------------
Financial assets:
   Cash, due from banks,
      interest-bearing deposits, federal
      funds sold and securities purchased
      under agreements to resell                      $ 409,995             $ 409,995        $ 428,233            $ 428,233
   Loans held for sale                                  246,083               249,842          126,108              126,577
   Loans held for securitization and sale                32,000                32,000           70,000               70,000
   Trading securities                                     6,690                 6,690            3,380                3,380
   Investment securities                                 45,794                46,181           45,648               45,559
   Mortgage-backed securities                         1,474,495             1,489,835        1,046,809            1,025,540
   Loans and leases receivable, net                   8,268,495             8,366,675        8,105,031            7,993,260
   Other financial assets                               318,715               318,715          327,211              327,211

Financial liabilities:
   Deposit accounts with no stated maturities         4,539,135             4,539,135        3,898,621            3,898,621
   Deposit accounts with stated maturities            3,023,335             2,920,234        3,139,168            3,124,362
   Securities sold under
      repurchase agreements and other
      short-term borrowings and Federal Home
      Loan bank advances                              2,522,948             2,443,395        2,487,013            2,515,551
   Capital notes-subordinated                           243,744(1)            250,000          243,102(1)           235,750
   Other financial liabilities                          383,743               383,743          292,802              292,802

---------------------------------------------------------------------------------------------------------------------------

(1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2001 and 2000:

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

Loans and leases receivable, net: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules and management's estimate of future prepayment rates. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the bank for loans with similar terms to borrowers of similar credit quality. For loans which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. The fair value of the bank's loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

Other financial assets: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. Interest-only strips and derivative financial instruments are carried at fair value.

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

Securities sold under repurchase agreements and other short-term borrowings and
Federal Home Loan Bank advances: For these borrowings which either reprice frequently to market interest rates or are short-term in duration, the carrying amount approximates fair value. Fair value of the remaining amounts borrowed is estimated based on discounted cash flow analyses using interest rates currently charged by the lender for comparable borrowings with similar remaining maturities.

Capital notes-subordinated: Fair value of the 1993 Debentures and the 1996
Debentures is based on quoted market prices.

Other financial liabilities: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable, notes payable and other short-term payables approximates fair value.

Off-balance sheet instruments: The difference between the original fees charged by the bank for commitments to extend credit and letters of credit and the current fees charged to enter into similar agreements is immaterial.

29. LITIGATION - THE BANK

During the normal course of business, the bank is involved in certain litigation, including litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued
development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the bank is a defendant may be material, the bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the bank.

30. COMMITMENTS AND CONTINGENCIES - THE TRUST

The Trust is involved in a number of lawsuits arising from the normal course of its business. On the basis of consultations with counsel, management does not believe that any material loss will result from the resolution of these matters.

31. MINORITY INTEREST - THE TRUST

At September 30, 2001 and 2000, minority interest held by affiliates of $86.3 and $79.0 million represent the 20% minority interest in the bank's common shares.

Minority interest -- other consists of the following:

                                                      September 30,
                                          --------------------------------------
(In thousands)                                 2001                   2000
----------------------------------------  ----------------       ---------------
Preferred Stock of Chevy Chase's
  REIT subsidiary (See Note 22)           $       144,000        $      144,000
Chevy Chase's Preferred Stock
  (See Note 23)                                    74,307                74,307
                                          ----------------       ---------------
Total minority interest -- other          $       218,307        $      218,307
                                          ================       ===============

The proceeds paid by the Real Estate Trust to the bank for Tysons Park Place exceeded the bank carrying value. The $2.7 million minority interest in capital contribution shown on the Consolidated Statements of Comprehensive
Income and Changes in Shareholders' Equity (Deficit) for fiscal 2000 represents the 20% minority interest in the excess of proceeds over the carrying value, net of related income taxes.

32. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2001, 2000 and
1999, consist of the following:

                                                                      Year Ended September 30,
                                                             --------------------------------------------
(In thousands)                                                   2001           2000            1999
-----------------------------------------------------------  -------------  -------------   -------------
Current provision (benefit):
  Federal                                                         $ 3,314      $ (43,603)      $ (50,552)
  State                                                             2,578         (1,071)            619
                                                             -------------  -------------   -------------
                                                                    5,892        (44,674)        (49,933)
                                                             -------------  -------------   -------------

Deferred provision (benefit):
  Federal                                                          31,327         65,044          73,415
  State                                                            (2,256)         2,847           5,820
                                                             -------------  -------------   -------------
                                                                   29,071         67,891          79,235
                                                             -------------  -------------   -------------

Subtotal                                                           34,963         23,217          29,302

Tax effect of other items:
  Tax effect of extraordinary item                                     --            (89)             --
  Tax effect of other comprehensive income
    reported in stockholders' equity                               (1,365)           (12)            (26)
                                                             -------------  -------------   -------------

Total                                                            $ 33,598       $ 23,116        $ 29,276
                                                             =============  =============   =============

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                      Year Ended September 30,
                                                             --------------------------------------------
(In thousands)                                                   2001           2000            1999
-----------------------------------------------------------  -------------  -------------   -------------
Computed tax at statutory Federal income tax rate                $ 40,192       $ 27,073        $ 29,990
Increase (reduction) in taxes resulting from:
 Minority interest                                                 (5,447)        (5,447)         (5,447)
 Goodwill and other purchase accounting adjustments                    71            124             189
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                       (6,565)        (1,979)            366
 State income taxes                                                 5,804          2,635           3,952
 Other                                                                908            811             252
                                                             -------------  -------------   -------------
                                                                 $ 34,963       $ 23,217        $ 29,302
                                                             =============  =============   =============

The components of the net deferred tax asset (liability) were as follows:

                                                                                   September 30,
                                                                            -----------------------------
(In thousands)                                                                  2001            2000
--------------------------------------------------------------------------  -------------   -------------
Deferred tax assets:
  Provision for loan and lease losses in excess of tax deductions                $ 6,892         $   293
  Intangible assets and goodwill, net                                              6,847           6,669
  Deferred compensation                                                            6,033           4,441
  Unrealized losses on servicing assets                                            2,076           2,076
  Net unrealized holding gains and losses                                         12,753              --
  State net operating loss carry forwards                                         42,127          42,524
  Partnership investments                                                          1,560           1,338
  Forgiveness of debt                                                              2,121           2,583
  Unrealized losses on property, net                                              12,514           9,155
  Other                                                                           10,559          11,106
                                                                            -------------   -------------
  Gross deferred tax assets                                                      103,482          80,185
                                                                            -------------   -------------

Deferred tax liabilities:
  Net unrealized holding losses                                                       --         (40,454)
  Mortgage servicing rights                                                      (13,265)         (6,004)
  Asset securitizations, net                                                      (8,695)           (860)
  Saul Holdings                                                                   (4,606)         (4,606)
  Lease financing                                                               (110,872)        (40,456)
  Depreciation                                                                   (24,891)        (17,657)
  FHLB stock dividends                                                            (1,285)         (1,957)
  Deferred Expenses                                                              (10,017)         (4,395)
  Other                                                                           (5,962)         (3,889)
                                                                            -------------   -------------
  Gross deferred tax liabilities                                                (179,593)       (120,278)
                                                                            -------------   -------------

Valuation allowance                                                               (9,145)        (15,709)
                                                                            -------------   -------------

Net deferred tax liability                                                     $ (85,256)      $ (55,802)
                                                                            =============   =============

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not that such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. The state net operating losses relate primarily to costs associated with the support of the bank's retail activities, most significantly the credit card operations. Having reduced the bank's costs through the sale of its former credit card operations in 1998 and subsequent actions, management believes that the likelihood that the bank will generate sufficient state taxable income to utilize a significant portion of the state net operating losses, before their expirations beginning in 2010, has increased since the prior period. As a result, the valuation allowance has declined.

Management believes the existing net deductible temporary differences will reverse during periods in which the bank generates taxable income in excess of
Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the bank's earnings.

TAX SHARING AGREEMENT

The Trust's affiliated group, including the bank, entered into a tax sharing agreement dated June 28, 1990, as amended. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date.

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the bank paid $3.4, $6.6 and $6.6 million, to the Trust during fiscal 2001, 2000 and 1999.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the bank has reported net income. It is anticipated that the Trust's consolidation of the bank's operations into the Trust's federal income tax return will result in the use of the Real Estate Trust's net operating losses to reduce the federal income taxes the bank would otherwise owe. If in any future year, the bank has taxable losses or unused credits, the
Trust would be obligated to reimburse the bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group's consolidated Federal income tax returns or (ii) the amount of tax refund which the bank would otherwise have been able to claim if it were not being included in the consolidated Federal income tax return of the group.

As of September 30, 2001, there was no alternative minimum tax carryforward.

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

The Trust paid preferred dividends of $12.0, $12.5 and $6.5 million in fiscal
2001, 2000 and 1999. At September 30, 2000, 1999, and 1998, the amount of dividends in arrears on the preferred shares was $19.3 million ($37.41 per share), $25.9 million ($50.16 per share) and $33.0 million ($63.88 per share).

34. QUARTERLY FINANCIAL DATA (UNAUDITED) - THE TRUST

                                                               Year Ended September 30, 2001
                                           ----------------------------------------------------------------------
(In thousands, except per share amounts)      December            March             June            September
----------------------------------------   ----------------  ----------------  ----------------   ---------------
Real Estate Trust:
 Total income                                     $ 34,039          $ 36,461          $ 39,568          $ 32,884
 Operating income (loss)                               831              (804)            4,462            (3,948)
The Bank:
 Interest income                                   198,582           201,031           194,011           193,231
 Interest expense                                  113,018           109,799           101,457            98,470
 Provision for loan losses                         (15,923)          (18,016)          (16,683)          (17,230)
 Other income                                       46,716            68,134            53,607            57,474
 Operating income                                   18,653            36,772            30,080            28,788
Total Company:
Operating income                                    19,484            35,968            34,542            24,840
Income before minority interest                     14,793            23,806            23,807            17,465
Net income                                           7,010            13,743            14,552             8,354
Net income per common share                           1.17              2.57              2.73              1.45

-----------------------------------------------------------------------------------------------------------------

                                                               Year Ended September 30, 2000
                                           ----------------------------------------------------------------------
(In thousands, except per share amounts)      December            March             June            September
----------------------------------------   ----------------  ----------------  ----------------   ---------------
Real Estate Trust:
 Total income                                     $ 28,434          $ 32,247          $ 37,020          $ 35,157
 Operating income (loss)                            (4,060)           (1,886)            2,221              (196)
The Bank:
 Interest income                                   168,751           178,288           192,926           196,694
 Interest expense                                   87,374            92,166           104,242           110,618
 Provision for loan losses                         (10,988)          (12,774)          (10,760)          (15,408)
 Other income                                       32,170            30,540            43,468            48,081
 Operating income                                   16,758            13,352            25,901            25,261
Total Company:
Operating income                                    12,698            11,466            28,122            25,065
Income before minority interest                      9,081             8,364            19,587            17,102
Net income                                           1,679             1,368            10,898             8,412
Net income per common share                           0.07              0.00              1.98              1.46

35. INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the bank, please refer to the "Banking"
sections of the accompanying financial statements.

                                                                                    Year Ended September 30
                                                                      -----------------------------------------------------
(In thousands)                                                             2001              2000               1999
-------------------------------------------------------------------   ----------------  ----------------   ----------------
INCOME
Hotels                                                                      $ 100,314          $ 95,381           $ 78,914
Office and industrial properties                                               40,399            34,341             24,289
Other                                                                           2,239             3,136              2,822
                                                                      ----------------  ----------------   ----------------
                                                                            $ 142,952         $ 132,858          $ 106,025
                                                                      ================  ================   ================

OPERATING PROFIT (LOSS)
Hotels                                                                       $ 24,896          $ 27,013           $ 21,167
Office and industrial properties                                               21,805            19,380             11,465
Other                                                                           9,354             9,487              7,255
                                                                      ----------------  ----------------   ----------------
                                                                               56,055            55,880             39,887
Gain (loss) on sales of property                                               11,077               994                 --
Interest and debt expense                                                     (50,634)          (45,974)           (39,585)
Advisory fee, management and leasing fees - related parties                   (11,762)          (11,013)            (9,431)
General and administrative                                                     (4,195)           (3,808)            (1,162)
                                                                      ----------------  ----------------   ----------------
Operating profit ( loss)                                                        $ 541          $ (3,921)         $ (10,291)
                                                                      ================  ================   ================

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                                                      $ 189,170         $ 151,615          $ 146,585
Office and industrial properties                                              114,270           105,493             73,613
Other                                                                         144,690           173,756            144,873
                                                                      ----------------  ----------------   ----------------
                                                                            $ 448,130         $ 430,864          $ 365,071
                                                                      ================  ================   ================

DEPRECIATION
Hotels                                                                       $ 11,840           $ 8,932            $ 7,708
Office and industrial properties                                                6,742             5,326              4,753
Other                                                                              18                51                 47
                                                                      ----------------  ----------------   ----------------
                                                                             $ 18,600          $ 14,309           $ 12,508
                                                                      ================  ================   ================

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels                                                                       $ 12,406          $ 37,681           $ 40,803
Office and industrial properties                                               23,180            32,947              5,249
Other                                                                           3,495             3,805                935
                                                                      ----------------  ----------------   ----------------
                                                                             $ 39,081          $ 74,433           $ 46,987
                                                                      ================  ================   ================

36. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                           September 30
                                                                                ------------------------------------
(In thousands)                                                                        2001              2000
------------------------------------------------------------                    ------------------------------------
ASSETS
Income-producing properties                                                             $ 414,643         $ 362,433
Accumulated depreciation                                                                 (131,659)         (124,184)
                                                                                ------------------------------------
                                                                                          282,984           238,249
Land parcels                                                                               40,835            39,716
Construction in progress                                                                   15,681            49,096
Equity investment in bank                                                                 345,241           316,114
Cash and cash equivalents                                                                  13,860            18,129
Note receivable and accrued interest -- related party                                       7,787            11,787
Other assets                                                                               86,983            73,887
                                                                                                  ------------------
                                                                                ------------------
    TOTAL ASSETS                                                                        $ 793,371         $ 746,978
                                                                                ====================================

LIABILITIES
Mortgage notes payable                                                                  $ 325,750         $ 307,214
Notes payable - secured                                                                   202,500           200,000
Notes payable - unsecured                                                                  50,717            47,463
Deferred gains - real estate                                                              113,045           112,834
Accrued dividends payable - preferred shares of beneficial interest                        19,303            25,885
Other liabilities and accrued expenses                                                     36,874            44,971
                                                                                ------------------------------------
    Total liabilities                                                                     748,189           738,367
                                                                                ------------------------------------
TOTAL SHAREHOLDERS' DEFICIT*                                                               45,182             8,611
                                                                                ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                             $ 793,371         $ 746,978
                                                                                ====================================

* See Consolidated Statements of Shareholders' Deficit

CONDENSED STATEMENTS OF OPERATIONS

                                                                        For the Year Ended September 30
                                                             -------------------------------------------------------
(In thousands)                                                     2001               2000              1999
------------------------------------------------------------ ------------------ ------------------------------------
Total income                                                         $ 142,952          $ 132,858         $ 106,025
Total expenses                                                        (161,802)          (145,484)         (121,676)
Equity in earnings of unconsolidated entities                            8,314              7,711             5,360
Gain on sales of property                                               11,077                994                --
                                                             ------------------ ------------------------------------
Real estate operating income (loss)                                        541             (3,921)          (10,291)
Equity in earnings of bank                                              43,597             25,193            30,416
                                                             ------------------ ------------------------------------
Total company operating income                                          44,138             21,272            20,125
Income tax provision (benefit)                                             479             (1,251)           (3,345)
                                                             ------------------ ------------------------------------
Income before extraordinary item                                        43,659             22,523            23,470
Extraordinary item: loss on early extinguishment of debt                    --               (166)               --
                                                             ------------------ ------------------------------------

TOTAL COMPANY NET INCOME                                              $ 43,659           $ 22,357          $ 23,470
                                                             ================== ====================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        For the Year Ended September 30
                                                             -------------------------------------------------------
(In thousands)                                                     2001               2000              1999
------------------------------------------------------------ ------------------ ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 43,659           $ 22,357          $ 23,470
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
      Depreciation                                                      18,600             14,308            12,481
      Gain on sales of property                                        (11,077)              (994)               --
      Early extinguishment of debt, net of taxes                            --                166                --
      Equity in earnings of bank                                       (43,597)           (25,193)          (30,416)
      (Increase) decrease in deferred tax asset                          5,323              5,205              (803)
      Decrease in accounts receivable and accrued income                (9,301)              (691)           (3,046)
      Increase (decrease) in accounts payable and accrued expenses      (5,711)             1,892             3,346
      (Increase) decrease in tax sharing receivable                     (1,889)               (88)            3,794
      Other                                                              1,336              4,268            20,062
                                                             ------------------ ------------------------------------
Net cash provided by (used in) operating activities                     (2,657)            21,230            28,888
                                                             ------------------ ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                      (22,546)           (54,915)          (46,987)
Property acquisitions                                                  (16,535)           (19,518)               --
Property sales                                                          19,702              1,897                --
Equity investment in bank                                                   --            (22,302)               --
Note receivable and accrued interest repayments -- related party         4,000              3,750             1,500
Equity investment in unconsolidated entities                             2,935              6,527             2,748
Other                                                                        3               (354)                2
                                                             ------------------ ------------------------------------
Net cash used in investing activities                                  (12,441)           (84,915)          (42,737)
                                                             ------------------ ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                            80,788            165,248            53,498
Repayments of long-term debt                                           (56,498)           (86,140)          (27,138)
Costs of obtaining financings                                           (1,461)            (2,651)           (2,104)
Dividends paid - preferred shares of beneficial interest               (12,000)           (12,500)           (6,500)
                                                             ------------------ ------------------------------------
Net cash provided by financing activities                               10,829             63,957            17,756
                                                             ------------------ ------------------------------------
Net increase (decrease) in cash and cash equivalents                    (4,269)               272             3,907
Cash and cash equivalents at beginning of year                          18,129             17,857            13,950
                                                             ------------------ ------------------------------------
Cash and cash equivalents at end of year                              $ 13,860           $ 18,129          $ 17,857
                                                             ================== ====================================

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

Class Three Trustees --Terms End at the 2002 Annual Meeting

Garland J. Bloom, Jr., age 70, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice
President and Principal of GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer
of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 68, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr.
Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul
Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was
President and Chief Executive Officer of Bessemer Group, Incorporated and its
Bessemer Trust Company subsidiaries and a director of Bessemer Securities
Corporation.

Class One Trustees --Terms End at the 2003 Annual Meeting

Gilbert M. Grosvenor, age 70, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic
Society and as a Director of Chevy Chase, Saul Centers, Marriott International
Corp., and Ethyl Corporation.

B. Francis Saul II, age 69, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as
President and Chairman of the Board of Directors of Saul Company, the Advisor,
Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase
Lake Corporation, as Chairman of the Board and Chief Executive Officer of Chevy
Chase and Saul Centers, and as a Trustee of the National Geographic Society, the
Brookings Institute, the Johns Hopkins Medicine Board and Washington College.
Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees --Terms End at the 2004 Annual Meeting

George M. Rogers, Jr., age 68, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase, Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster
Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 39, has served as Trustee and Vice President of the
Trust since 1997. Mr. Saul also serves as a Director and/or Officer of Chevy
Chase, Saul Company, the Advisor, Saul Property Co., Chevy Chase
Property Company, Westminster Investing Corporation, and Saul Centers. He is
also a Director of Children's Hospital, the Boys and Girls Club of Greater
Washington, and The Heights School. Mr. Saul is the son of B. Francis Saul II.

Executive Officers of the Trust Who Are Not Directors

Philip D. Caraci, age 63, serves as Senior Vice President and Secretary of the
Trust, Executive Vice President of Saul Company, Senior Vice President of the
Advisor, Chairman of the Board of Saul Property Co., and a Director
and President of Saul Centers.

Stephen R. Halpin, Jr., age 46, serves as Vice President and Chief Financial
Officer of the Trust, and Senior Vice President and Chief Financial Officer of
Saul Company. He also serves as Executive Vice President and Chief Financial
Officer of Chevy Chase.

Patrick T. Connors, age 39, has served as Vice President of the Trust and Senior
Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with Shaw Pittman LLP, Washington, DC.

Ross E. Heasley, age 62, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 67, serves as Vice President of the Trust, Saul Company, the Advisor and Saul Centers.

Bill D. Tzamaras, age 40, has served as Vice President and Treasurer of the
Trust, Saul Company, Saul Property Co. and the Advisor since August
2001, and as Vice President of Saul Company since October 2000. For the period
September 1996 to October 2000, Mr. Tzamaras was a principal with Reznick,
Fedder and Silverman, Certified Public Accountants, in Bethesda, Maryland.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2001. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the
Executive Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2001.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co.
in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 2001.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the
Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30,
2001, the Real Estate Trust paid total fees of $94,000 to the trustees, including $15,000 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the bank for his services as the bank's Chairman of the Board of Directors and Chief Executive Officer,
Mr. Halpin receives compensation from the bank for his services as Executive
Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from the bank for his services as Vice Chairman of the
Board of Directors. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2001, 2000 and 1999

The following table sets forth the cash compensation paid by the bank to Mr.
Saul II, Mr. Halpin and Mr. Saul III for or with respect to the fiscal years ended September 30, 2001, 2000 and 1999 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE
Annual Compensation

                                                                     Other Annual         All Other
Name and Principal Position    Fiscal     Salary         Bonus        Compensation      Compensation
------------------------------ ------- ------------- --------------- -------------- ----------------

B. Francis Saul II             2001      $1,562,320      $1,550,000      $ ---          $384,731(1)
     Chairman and Chief        2000       1,553,504       1,500,000        ---           331,604(2)
     Executive Officer         1999       1,426,944       1,500,000        ---           339,860(3)

Stephen R. Halpin, Jr.
     Executive Vice            2001        $478,092        $ 71,250      $ ---          $ 75,487(1)
     President                 2000         458,666          67,500        ---            62,341(2)
     and Chief                 1999         419,240         160,000        ---            68,405(3)
     Financial
     Officer

B. Francis Saul III            2001        $207,694        $ 30,000      $ ---          $ 14,262(1)
     Vice Chairman             2000          56,154             ---        ---             3,369(2)

----------------------------------------------------------------------------------------------------
(1) The total amounts shown in the "All Other Compensation" column for fiscal
2001 consist of the following:

(i) contributions made by the bank to the bank's Supplemental Executive
Retirement Plan on behalf of Mr. Saul II in the amount of $213,168, Mr. Halpin in the amount of $28,046, and Mr. Saul III in the amount of $14,262; (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II in the amount of $14,466 and Mr.Halpin in the amount of $1,457;
(iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $10,200; and (iv) accrued earnings on awards previously made under the bank's Deferred Compensation Plan on behalf of
Mr. Saul II in the amount of $157,097 and Mr. Halpin in the amount of $35,784.

(2) The total amounts shown in the "All Other Compensation" column for fiscal
2000 consist of the following: (i) contributions made by the bank to the bank's
Supplemental Executive Retirement Plan on behalf of Mr. Saul II in the amount of
$213,258, Mr. Halpin in the amount of $27,421 and Mr. Saul III in the amount of
$3,369; (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II in the amount of $19,197 and Mr. Halpin in the amount of $1,527; (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr.Halpin in the amount of $10,200; and (iv)
accrued earnings on awards previously made under the bank's Deferred
Compensation Plan on behalf of Mr. Saul II in the amount of $99,149 and Mr.
Halpin in the amount of $23,193.

(3) The total amounts shown in the "All Other Compensation" column for fiscal
1999 consist of the following: (i) contributions made by the bank to the bank's
Supplemental Executive Retirement Plan on behalf of Mr. Saul II in the amount of
$193,839 and Mr. Halpin in the amount of $29,059; (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II in the amount of $23,940 and Mr. Halpin in the amount of $2,157; (iii)
contributions to the Retirement Plan, a defined contribution plan, on behalf of
Mr. Halpin in the amount of $9,600; and (iv) accrued earnings on awards previously made under the bank's Deferred Compensation Plan on behalf of Mr.
Saul II in the amount of $122,081 and Mr. Halpin in the amount of $27,589.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of December 1, 2001, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the "Preferred Shares," by
(a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of
Trustees, (c) each executive officer of the Trust named in the Summary
Compensation Table under "Item 11. Executive Compensation" and (d) all trustees and executive officers of the Trust as a group.

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

(2) Consists of Preferred Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10%
shareholder, comprising 270,000 Preferred Shares owned by Saul Company,
90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000
Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares
owned by Westminster Investing Corporation. The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815. Pursuant
to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3) Consists of Common Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10%
shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing
Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by
Somerset Investment Company, Inc., a subsidiary of Westminster Investing
Corporation, 2,545,362 Common Shares owned by Saul Company, 206,300 Common
Shares owned by Columbia Credit Company, a subsidiary of Saul Company,
283,400 Common Shares owned by Columbia Securities Company of Washington, D. C.,
172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718
Common Shares owned by The Klingle Corporation. The address of each person listed in this footnote is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815.
Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(4) Mr. Caraci has entered into an agreement with the Trust under which he is required to sell all Common Shares he then owns to the Trust when his employment by Saul Company and any of its affiliates ceases for any reason, including retirement, termination, death or disability. The price Mr. Caraci will receive for his Common Shares will be the greater of $28.00 per Share or the price the
Trust determines at the time is the fair market value thereof.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Personnel

All of the officers of the Trust and each of Messrs. Saul II, Saul III, Rogers and Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of Saul Company and/or its subsidiaries. In addition, Messrs.
Saul II, Saul III, Whitmore, Grosvenor, Caraci and Heasley are also officers and/or directors of Saul Centers and/or its subsidiaries.

Transactions with Saul Company and its Subsidiaries. The Real Estate Trust
is managed by the Advisor, a wholly owned subsidiary of Saul Company. The
Advisor is paid a fixed monthly fee subject to annual review by the trustees.
The monthly fee was $363,000 for fiscal 2001. The advisory contract has been extended until September 30, 2002, will continue thereafter unless cancelled by either party at the end of any contract year. The monthly fee for fiscal 2002 will be $475,000. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $7.4 million in fiscal 2001.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real
Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 1% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $93,000 in such fees in fiscal 2001.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $200,000 in fiscal 2001.

At October 1, 1999, the Real Estate Trust had an unsecured note receivable from
Saul Company with an outstanding balance of $15.5 million. During fiscal 2000 and 2001, curtails of $3.75 and $4.0 million were paid. Interest on the loans is computed by reference to floating rate index. At September 30, 2001, the total due the Real Estate Trust was $6.0 million in principal and $1.75 million in deferred interest. Interest accrued on this note amounted to $705,000 in fiscal
2001.

The Board of Trustees of the Trust, including the two independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and
Saul Company and its related entities and affiliates and believes that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources.

Transactions with Saul Centers.

Shared Services. The Trust shares with Saul Centers certain ancillary functions at cost, such as computer and payroll services, benefits administration, and in-house legal services. In addition, the Trust shares insurance expense with
Saul Centers on a pro rata basis. The Trust believes that the amounts allocated to it for such shared services represents a fair allocation between the Trust and Saul Centers.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Partnership and certain of their affiliates, the
Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul
Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and
Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2001, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was
$115.5 million. See Note 2 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

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

Property Dispositions. In October 2000, the Real Estate Trust sold a newly constructed 30,000 square foot office/flex building located on a 2.2 acre site in the Avenel Business Park in Gaithersburg, Maryland to Saul Centers. The $4.2
million purchase price was paid in cash. The price for the property was determined by an independent third party appraisal. Management believes that the disposition of this property was on terms no less favorable than those that could have been obtained in a comparable transaction with an unaffiliated third party.

Remuneration of Trustees and Officers. For fiscal 2001, the Trust paid the trustees $94,000 in fees for their services. See "Item 10. Trustees and
Executive Officers of the Trust." No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank's Chairman and Chief Executive Officer, Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial
Officer, and Mr. Saul III was paid by the bank for his services as the bank's
Vice Chairman. See "Item 11. Executive Compensation." Messrs. Grosvenor, Rogers,
Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II , Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to the bank and B. F.
Saul Property Company at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $4.0 million in fiscal 2001. The bank leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by the bank in fiscal 2001 was $1.3 million. On September 24, 2001 the bank entered into an agreement to lease to Saul Company approximately 40,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue,
Bethesda, Maryland. Total payments under the lease for fiscal 2002 will be $1.1 million. In addition, the bank has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the bank's new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

      1.   Financial Statements

     The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

           (a) Report of Independent Public Accountants.

           (b) Consolidated Balance Sheets - As of September 30, 2001 and 2000.

           (c) Consolidated Statements of Operations - For the years ended
                      September 30, 2001, 2000 and 1999.

           (d) Consolidated Statements of Comprehensive Income and Changes in
                      Shareholders' Equity (Deficit) - For the years ended
                      September 30, 2001, 2000 and 1999.

           (e) Consolidated Statements of Cash Flows - For the years ended
                      September 30, 2001, 2000 and 1999.

           (f) Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a) Selected Quarterly Financial Data for the Real Estate Trust
                      are incorporated by reference in Part II, Item 8.

           (b) Report of Independent Public Accountants on Financial Statement
                      Schedules.

           (c) Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 2001, 2000 and 1999.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 2001.

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

  10.         MATERIAL CONTRACTS

      (a)*    Amended and Restated Advisory Contract by and among the Trust,
              B.F. Saul Company and B.F. Saul Advisory Company effective
              October 1, 1992, as amended.

      (b)*    Assignment and Guaranty Agreement effective May 1 , 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company.

      (c)     Commercial Property Leasing and Management Agreement effective
              October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is
              hereby incorporated by reference.

      (d)     Amendments to Commercial Property Leasing and Management
              Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989
              (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1,
              1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

      (e)     Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy
              Chase Bank F.S.B. and certain of their subsidiaries filed
              as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

      (f)*    First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries.

      (g)     Agreement dated June 28, 1990 among the Trust, B.F. Saul Company,
              Franklin Development Co., Inc., The Klingle Corporation and
              Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain
              real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement
              No. 33-34930 is hereby incorporated by reference.

      (h)     Regulatory Capital Maintenance/Dividend Agreement dated May 17,
              1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the
              Trust's Annual Report on Form 10-K (File No. 1-7184) for the
              fiscal year ended September 30, 1991 is hereby incorporated by reference.

      (i)     Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster
              Investing Corporation, Van Ness Square Corporation, Dearborn,
              L.L.C., B.F. Saul Property Company and Avenel Executive Park
              Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement
              No. 33-64562 is hereby incorporated by reference.

      (j)*    First Amendment to Registration Rights and Lock-Up Agreement dated
              September 29, 1999 by and among Saul Centers, Inc., the Trust,
              Westminster Investing Corporation, Van Ness Square Corporation,
              Dearborn Corporation, Franklin Property Company and Avenel
              Executive Park Phase II, Inc.

      (k)     Exclusivity and Right of First Refusal Agreement dated August 26,
              1993 among Saul Centers, Inc., the Trust, B.F. Saul Company,
              Westminster Investing Corporation, B.F. Saul Property Company, Van
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
              Subsidiary II Limited Partnership, Saul QRS, Inc.,  B.F. Saul
              Property Company, Westminster Investing Corporation, Van Ness
              Square Corporation, Dearborn, L.L.C., Avenel Executive Park
              Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the
              Trust's Quarterly Report on Form 10-Q (File No. 1-7184) for the
              fiscal quarter ended March 31, 2000 is hereby incorporated by
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

  21.*        List of Subsidiaries of the Trust.

---------------------
* Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
  B.F. Saul Real Estate Investment Trust

We have audited, in accordance with auditing standards generally accepted in the
United States, the consolidated financial statements of B.F. Saul Real Estate
Investment Trust (the "Trust") included in this Form 10-K and have issued our report thereon dated December 21, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Vienna, Virginia
December 21, 2001

B.F. SAUL REAL ESTATE INVESTMENT TRUST
CONDENSED FINANCIAL INFORMATION                              SCHEDULE I

(a)  Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)  Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

                             Year Ended September 30
                    ----------------------------------------
                      2001            2000           1999

                    $12,800,000    $12,800,000    $26,400,000

Consolidated Schedule of Investment Properties - Real Estate Trust                                                     Schedule III
September 30, 2001
(Dollars in Thousands)

                                                                   Costs
                                                                Capitalized            Basis at Close of Period
                                                                              -----------------------------------------
                                                   Initial      Subsequent                    Buildings
                                                   Basis to         to                           and                    Accumulated
Hotels                                              Trust       Acquisition      Land        Improvements      Total    Depreciation
------------------------------------------------ ------------- -------------- ------------ ----------------- ---------- ------------
Courtyard -- Tysons Corner, McLean VA                $ 31,077           $ --        $ 843          $ 30,234   $ 31,077      $ 1,554
Crown Plaza -- National Airport, Arlington VA          26,979          5,265        4,229            28,015     32,244        4,319
Hampton Inn -- Dulles Airport, Sterling VA                 --          6,241          290             5,951      6,241        2,736
Hampton Inn -- Dulles Town Center, Sterling VA         11,379             --          795            10,584     11,379          782
Holiday Inn -- Cincinnati OH                            6,859          3,771          245            10,385     10,630        6,041
Holiday Inn -- Dulles Airport, Sterling VA              6,950         21,451          862            27,539     28,401       15,835
Holiday Inn -- Gaithersburg MD                          3,849         15,733        1,781            17,801     19,582        8,486
Holiday Inn -- National Airport, Arlington VA          10,187          7,451        1,183            16,455     17,638        8,471
Holiday Inn -- Pueblo CO                                3,458          2,780          542             5,696      6,238        3,154
Holiday Inn -- Rochester Airport, Rochester NY          3,340          9,997          605            12,732     13,337        6,986
Holiday Inn -- Tysons Corner, McLean VA                 6,976         13,660        2,265            18,371     20,636        8,850
Holiday Inn Express, Herndon VA                         5,259            426        1,178             4,507      5,685          831
Holiday Inn Select, Auburn Hills MI                    10,450          2,159        1,031            11,578     12,609        2,770
SpringHill Suites -- Boca Raton FL                     10,942            378        1,220            10,100     11,320          779
TownePlace Suites -- Boca Raton FL                      7,527             13          869             6,671      7,540          489
TownePlace Suites -- Dulles Airport, Sterling VA        5,849            283          219             5,913      6,132          649
TownePlace Suites -- Ft. Lauderdale FL                  7,059              5          420             6,644      7,064          445
TownePlace Suites, Gaithersburg MD                      6,382             30          107             6,305      6,412          482
                                                 ------------- -------------- ------------ ----------------- ---------- ------------
Subtotal - Hotels                                   $ 164,522       $ 89,643     $ 18,684         $ 235,481  $ 254,165     $ 73,659
                                                 ------------- -------------- ------------ ----------------- ---------- ------------

Commercial
------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                      $ 33,434        $ 2,202        $ 563          $ 35,073   $ 35,636     $ 16,631
1000 Circle 75 Pkway, Atlanta GA                        2,820          1,348          248             3,920      4,168        2,278
1100 Circle 75 Pkway, Atlanta GA                       22,746          2,269          419            24,596     25,015       12,644
8201 Greensboro, Tysons Corner VA                      28,890          2,274        1,633            29,531     31,164       13,381
Commerce Ctr-Ph II, Ft Lauderdale FL                    4,266            521          782             4,005      4,787        1,782
Dulles North, Loudoun County VA                         5,882             70          507             5,445      5,952        1,903
Dulles North Two, Loudoun County VA                     7,729             --          404             7,325      7,729          789
Dulles North Five, Loudoun County VA                    5,078            (76)         535             4,467      5,002          276
Dulles North Six, Loudoun County VA                     2,667             --          257             2,410      2,667           81
Sweitzer Lane, Laurel MD                               13,703             --        3,701            10,002     13,703          229
Tysons Park Place, Tysons Corner VA                    19,459          2,371        2,454            19,376     21,830        8,001
                                                 ------------- -------------- ------------ ----------------- ---------- ------------
Subtotal - Commercial                               $ 146,674       $ 10,979     $ 11,503         $ 146,150  $ 157,653     $ 57,995
                                                 ------------- -------------- ------------ ----------------- ---------- ------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                               Schedule III-Continued
September 30, 2001
(Dollars in Thousands)
                                                                   Costs
                                                                Capitalized            Basis at Close of Period
                                                                              -----------------------------------------
                                                   Initial      Subsequent                    Buildings
                                                   Basis to         to                           and                    Accumulated
Purchase-Leasebacks                                 Trust       Acquisition      Land        Improvements      Total    Depreciation
------------------------------------------------ ------------- -------------- ------------ ----------------- ---------- ------------
Chateau di Jon, Metairie, LA                          $ 1,125           $ --      $ 1,125              $ --    $ 1,125         $ --
Country Club, Knoxville, TN                               500             --          500                --        500           --
Houston Mall, Warner Robbins, GA                          650             --          650                --        650           --
Old National, Atlanta, GA                                 550             --          550                --        550           --
                                                 ------------- -------------- ------------ ----------------- ---------- ------------
Subtotal - Purchase-Leasebacks                        $ 2,825           $ --      $ 2,825              $ --    $ 2,825         $ --
                                                 ------------- -------------- ------------ ----------------- ---------- ------------

Total Income-Producing Properties                   $ 314,021      $ 100,622     $ 33,012         $ 381,631  $ 414,643    $ 131,654
                                                 ------------- -------------- ------------ ----------------- ---------- ------------

Land Parcels
------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                    $ 7,378         (1,873)     $ 5,505              $ --    $ 5,505         $ --
Cedar Green, Loudoun Co., VA                            3,314             --        3,314                --      3,314           --
Church Road, Loudoun Co., VA                            2,586          2,194        4,780                --      4,780           --
Circle 75, Atlanta, GA                                 12,927          3,123       16,050                --     16,050            5
Flagship Centre, Rockville, MD                          1,729             39        1,768                --      1,768           --
Holiday Inn - Auburn Hills, Auburn Hills MI               218             --          218                --        218           --
Holiday Inn - Rochester, Roch., NY                         68             --           68                --         68           --
Overland Park, Overland Park, KA                        3,771            726        4,497                --      4,497           --
Prospect Indust. Pk, Ft. Laud., FL                      2,203         (1,943)         260                --        260           --
Sterling Blvd., Loudoun Co., VA                           505          3,870        4,375                --      4,375           --
                                                 ------------- -------------- ------------ ----------------- ---------- ------------
Subtotal                                             $ 34,699        $ 6,136     $ 40,835              $ --   $ 40,835          $ 5
                                                 ------------- -------------- ------------ ----------------- ---------- ------------

Total Investment Properties                         $ 346,789      $ 108,689     $ 73,847         $ 381,631  $ 455,478    $ 131,659
                                                 ============= ============== ============ ================= ========== ============

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                         Schedule III-Continued
September 30, 2001
(Dollars in Thousands)

                                                                                                  Buildings
                                                                                                     and
                                                                                     Date        Improvements
                                                       Related        Date of      Acquired/     Depreciable
Hotels                                                   Debt      Construction   Transferred   Lives (Years)
---------------------------------------------------- ------------- -------------- ------------ -----------------
Courtyard -- Tysons Corner, McLean VA                    $ 24,692      2000          12/00            40
Crown Plaza -- National Airport, Arlington VA              16,854      1959          12/97            39
Hampton Inn -- Dulles Airport, Sterling VA                  6,455      1987          4/87            31.5
Hampton Inn -- Dulles Town Center, Sterling VA              9,189      2000          11/00            40
Holiday Inn -- Cincinnati OH                                5,914      1975          2/76             40
Holiday Inn -- Dulles Airport, Sterling VA                 13,181      1971          11/84            28
Holiday Inn -- Gaithersburg MD                              7,338      1972          6/75             45
Holiday Inn -- National Airport, Arlington VA               6,403      1973          11/83            30
Holiday Inn -- Pueblo CO                                    4,465      1973          3/76             40
Holiday Inn -- Rochester Airport, Rochester NY             14,263      1975          3/76             40
Holiday Inn -- Tysons Corner, McLean VA                    16,849      1971          6/75             47
Holiday Inn Express -- Herndon VA                           4,795      1987          10/96            40
Holiday Inn Select -- Auburn Hills MI                      11,896      1989          11/94           31.5
SpringHill Suites -- Boca Raton FL                          6,101      1999          9/99             40
TownePlace Suites -- Boca Raton FL                          5,550      1999          6/99             40
TownePlace Suites -- Dulles Airport, Sterling VA            6,382      1998          8/98             40
TownePlace Suites -- Ft. Lauderdale FL                      4,550      1999          10/99            40
TownePlace Suites -- Gaithersburg MD                        4,845      1999          6/99             40
                                                     -------------
Subtotal - Hotels                                       $ 169,722
                                                     -------------

Commercial
----------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                          $ 23,041      1985          12/85            35
1000 Circle 75 Pkway, Atlanta GA                            4,828      1974          4/76             40
1100 Circle 75 Pkway, Atlanta GA                           13,150      1982          9/82             40
8201 Greensboro, Tysons Corner VA                          38,192      1985          4/86             35
Commerce Ctr-Ph II, Ft Lauderdale FL                        3,668      1986          1/87             35
Dulles North, Loudoun County VA                             4,858      1990          10/90           31.5
Dulles North Two, Loudoun County VA                         8,378      1999          10/99            40
Dulles North Five, Loudoun County VA                        6,588      2000          3/00             40
Dulles North Six, Loudoun County VA                         4,965      2000          10/00            40
Sweitzer Lane, Laurel MD                                   10,780      1995          11/00            40
Tysons Park Place, Tysons Corner VA                        30,809      1976          12/99            30
                                                     -------------
Subtotal - Commercial                                   $ 149,257
                                                     -------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)                         Schedule III-Continued
September 30, 2001
(Dollars in Thousands)
                                                                                                  Buildings
                                                                                                     and
                                                                                     Date        Improvements
                                                       Related        Date of      Acquired/     Depreciable
Purchase-Leasebacks                                      Debt      Construction   Transferred   Lives (Years)
---------------------------------------------------- ------------- -------------- ------------ -----------------
Chateau di Jon, Metairie, LA                                 $ --                    11/73
Country Club, Knoxville, TN                                    --                    5/76
Houston Mall, Warner Robbins, GA                               --                    2/72
Old National, Atlanta, GA                                      --                    8/71
                                                     -------------
Subtotal - Purchase-Leasebacks                               $ --
                                                     -------------

Total Income-Producing Properties                       $ 318,979
                                                     -------------

Land Parcels
----------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                           $ --                 12/84 and 5/85
Cedar Green, Loudoun Co., VA                                   --                    10/00
Church Road, Loudoun Co., VA                                   --                 9/84 and 4/85
Circle 75, Atlanta, GA                                         --                 2/77 and 1/84
Flagship Centre, Rockville, MD                                 --                    8/85
Holiday Inn - Auburn Hills, Auburn Hills MI                    --                    7/97
Holiday Inn - Rochester, Roch., NY                             --                    9/86
Overland Park, Overland Park, KA                               --                 1/77 and 2/85
Prospect Indust. Pk, Ft. Laud., FL                             --                 10/83 and 8/84
Sterling Blvd., Loudoun Co., VA                                --               4/84, 2/00 and 3/00
                                                     -------------
Subtotal                                                     $ --
                                                     -------------

Total Investment Properties                             $ 318,979
                                                     =============

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

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                              For The Year Ended September 30
                                                                ------------------------------------------------------------
                                                                       2001                2000                 1999
                                                                ------------------- -------------------- -------------------

Basis of investment properties
---------------------------------------------------------------

Balance at beginning of period                                           $ 402,149            $ 351,629           $ 320,061
Additions (reductions) during the period:
    Capital expenditures and property acquisitions from
     nonaffiliates                                                          25,536               17,404              15,476
    Transfer from banking segment                                               --               21,787                  --
    Sales to nonaffiliates                                                  (7,678)                (904)                 --
    Transferred from construction in progress, net                          44,246               13,909              19,872
    Other                                                                   (8,775)              (1,676)             (3,780)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 455,478            $ 402,149           $ 351,629
                                                                =================== ==================== ===================

Accumulated depreciation
---------------------------------------------------------------

Balance at beginning of period                                           $ 124,184            $ 104,774            $ 96,072
Additions (reductions) during the period:
    Depreciation expense                                                    18,600               14,309              12,508
    Transfer from banking segment                                               --                6,833                  --
    Sales to nonaffiliates                                                  (2,309)                  --                  --
    Other                                                                   (8,816)              (1,732)             (3,806)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 131,659            $ 124,184           $ 104,774
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

December 28, 2001                B. Francis Saul II
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

         Signature                      Title                        Date
         ---------                      -----                        ----

   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II       (Principal Executive Officer)     December 28, 2001

   Stephen R. Halpin, Jr.                                     December 28, 2001
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)

   Bill D. Tzamaras                                           December 28, 2001
--------------------------   Vice President and Treasurer
   Bill D. Tzamaras          (Principal Accounting Officer)

   Garland J. Bloom, Jr.                                      December 28, 2001
--------------------------   Trustee
   Garland J. Bloom, Jr.

   Gilbert M. Grosvenor                                       December 28, 2001
--------------------------   Trustee
   Gilbert M. Grosvenor

   George M. Rogers, Jr.                                      December 28, 2001
--------------------------   Trustee
   George M. Rogers, Jr.

   B. Francis Saul III                                        December 28, 2001
--------------------------   Trustee
   B. Francis Saul III

   John R. Whitmore                                           December 28, 2001
--------------------------   Trustee
   John R. Whitmore