Form 10-Q
period 2001-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2002-02-14
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2001
                                -----------------------------------------------

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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of February 14, 2002, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at December 31, 2001 and
                     September 30, 2001

         (b)    Consolidated Statements of Operations for the three-month
                     periods ended December 31, 2001 and 2000

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     periods ended December 31, 2001 and 2000

         (d)    Consolidated Statements of Cash Flows for the three-month
                     periods ended December 31, 2001 and 2000

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended December 31, 2001 compared to
                          three months ended December 31, 2000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================
                                                                                               December 31   September 30
                                                                                               ------------- --------------
(In thousands)                                                                                     2001          2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                        $  254,532     $  254,165
    Office and industrial                                                                           157,797        157,653
    Other                                                                                             2,825          2,825
                                                                                               ------------- --------------
                                                                                                    415,154        414,643
    Accumulated depreciation                                                                       (136,248)      (131,659)
                                                                                               ------------- --------------
                                                                                                    278,906        282,984
Land parcels                                                                                         40,972         40,835
Construction in progress                                                                             16,394         15,681
Cash and cash equivalents                                                                            12,368         13,860
Note receivable and accrued interest -- related party                                                 7,787          7,787
Other assets                                                                                         81,791         86,983
                                                                                               ------------- --------------
                    Total real estate assets                                                        438,218        448,130
---------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                             480,546        409,995
Loans held for sale                                                                                 502,576        246,083
Loans held for securitization and sale                                                              730,000        282,000
Investment securities (market value $45,866 and $46,181, respectively)                               46,078         45,794
Trading securities                                                                                    8,180          6,690
Mortgage-backed securities (market value $1,342,436 and $1,489,835, respectively)                 1,349,529      1,474,495
Loans and leases receivable (net of allowance for losses of $66,018 and $63,018, respectively)    7,293,813      8,018,495
Federal Home Loan Bank stock                                                                         93,937        113,030
Real estate held for investment or sale (net of allowance for losses of $86,504 and $85,354,
 respectively)                                                                                       30,295         31,704
Property and equipment, net                                                                         450,785        437,795
Goodwill and other intangible assets, net                                                            26,458         27,058
Interest only strips, net                                                                            48,396         47,146
Other assets                                                                                        238,852        248,181
                                                                                               ------------- --------------
                    Total banking assets                                                         11,299,445     11,388,466
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $ 11,737,663   $ 11,836,596
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                           $  324,721     $  325,750
Notes payable - secured                                                                             200,000        202,500
Notes payable - unsecured                                                                            52,932         50,717
Deferred gains - real estate                                                                        113,045        113,045
Accrued dividends payable - preferred shares of beneficial interest                                  20,657         19,303
Other liabilities and accrued expenses                                                               27,639         36,874
                                                                                               ------------- --------------
                    Total real estate liabilities                                                   738,994        748,189
---------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                  7,461,205      7,562,470
Borrowings                                                                                          665,271        282,350
Federal Home Loan Bank advances                                                                   1,803,734      2,240,598
Other liabilities                                                                                   457,519        403,190
Capital notes -- subordinated                                                                       250,000        250,000
                                                                                               ------------- --------------
                    Total banking liabilities                                                    10,637,729     10,738,608
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                 88,682         86,310
Minority interest -- other                                                                          218,307        218,307
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                11,683,712     11,791,414
---------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                  516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                           6,642          6,642
Paid-in surplus                                                                                      92,943         92,943
Deficit                                                                                              (6,591)       (11,401)
Accumulated other comprehensive income (loss)                                                         2,289         (1,670)
                                                                                               ------------- --------------
                                                                                                     95,799         87,030
Less cost of 1,814,688 common shares of beneficial interest in treasury                             (41,848)       (41,848)
                                                                                               ------------- --------------
TOTAL SHAREHOLDERS' EQUITY                                                                           53,951         45,182
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 11,737,663   $ 11,836,596
---------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================
                                                                                                  For the Three Months
                                                                                                    Ended December 31
                                                                                               ----------------------------
(In thousands, except per share amounts)                                                           2001          2000
---------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                                                           $   19,861     $   23,337
Office and industrial (including $1,184 and $825
    of rental income from banking segment, respectively)                                              9,674          9,971
Other                                                                                                   423            731
                                                                                               ------------- --------------
Total income                                                                                         29,958         34,039
---------------------------------------------------------------------------------------------------------------------------
Expenses Direct operating expenses:
    Hotels                                                                                           13,741         15,108
    Office and industrial properties                                                                  2,618          2,553
    Land parcels and other                                                                              315            367
Interest expense                                                                                     12,622         12,865
Capitalized interest                                                                                   (170)          (879)
Amortization of debt expense                                                                            220            191
Depreciation                                                                                          4,589          3,898
Advisory, management and leasing fees - related parties                                               3,001          2,833
General and administrative                                                                              720            701
                                                                                               ------------- --------------
Total expenses                                                                                       37,656         37,637
---------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                                         2,602          1,884
Gain on sale of property                                                                                 --          2,545
---------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                                                              $   (5,096)     $     831
---------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                                                 $  148,186     $  177,030
Mortgage-backed securities                                                                           21,719         16,554
Trading securities                                                                                      815            289
Investment securities                                                                                   485            695
Other                                                                                                 2,578          4,014
                                                                                               ------------- --------------
Total interest income                                                                               173,783        198,582
---------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                                     46,252         67,625
Borrowings                                                                                           34,370         45,393
                                                                                               ------------- --------------
Total interest expense                                                                               80,622        113,018
                                                                                               ------------- --------------
Net interest income                                                                                  93,161         85,564
Provision for loan and lease losses                                                                 (17,920)       (15,923)
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                  75,241         69,641
---------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                                                  13,422         14,499
Deposit servicing fees                                                                               28,245         24,978
Gain (loss) on sales of trading securities, net                                                       5,066         (1,800)
Loss on real estate held for investment or sale, net                                                   (913)          (880)
Gain on sales of loans, net                                                                           1,583          3,246
Other                                                                                                10,012          6,673
                                                                                               ------------- --------------
Total other income                                                                                   57,415         46,716
---------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================
                                                                                                  For the Three Months
                                                                                                    Ended December 31
                                                                                               ----------------------------
(In thousands, except per share amounts)                                                           2001          2000
---------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                                                   $   48,340     $   50,817
Loan                                                                                                  9,639          6,489
Property and equipment (including $1,184 and $825
    of rental expense paid to real estate segment, respectively)                                     12,503          8,426
Marketing                                                                                             2,858          3,623
Data processing                                                                                       8,230          6,244
Depreciation and amortization                                                                         8,801          8,406
Deposit insurance premiums                                                                              334            346
Amortization of goodwill and other intangible assets                                                    601            598
Other                                                                                                13,915         12,755
                                                                                               ------------- --------------
Total operating expenses                                                                            105,221         97,704
---------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                                         $   27,435     $   18,653
---------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                                                 $   22,339     $   19,484
Income tax provision                                                                                  7,464          4,691
                                                                                               ------------- --------------
Income before minority interest                                                                      14,875         14,793
Minority interest held by affiliates                                                                 (2,382)        (1,454)
Minority interest -- other                                                                           (6,329)        (6,329)
---------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                                         $    6,164     $    7,010
---------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                                                 $    4,810     $    5,656

NET INCOME PER COMMON SHARE
Income before minority interest                                                                   $    2.80      $    2.78
Minority interest held by affiliates                                                                  (0.49)         (0.30)
Minority interest -- other                                                                            (1.31)         (1.31)
---------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                                       $    1.00      $    1.17
---------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================

                                                                                                  For the Three Months
                                                                                                    Ended December 31
                                                                                               ----------------------------
(Dollars in thousands)                                                                             2001          2000
---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                                                       $    6,164     $    7,010
Other comprehensive income:
    Net unrealized holding gains (losses)                                                             3,959           (417)
---------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                       $   10,123     $    6,593
---------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                                      $     516      $     516
                                                                                               ------------- --------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                                        6,642          6,642
                                                                                               ------------- --------------

PAID-IN SURPLUS
Beginning and end of period                                                                          92,943         92,943
                                                                                               ------------- --------------

DEFICIT
Beginning of period                                                                                 (11,401)       (49,642)
Net income                                                                                            6,164          7,010
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                                        (1,354)        (1,354)
                                                                                               ------------- --------------
End of period                                                                                        (6,591)       (43,986)
                                                                                               ------------- --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                                                  (1,670)            --
Net unrealized holding losses                                                                         3,959           (417)
                                                                                               ------------- --------------
End of period                                                                                         2,289           (417)
                                                                                               ------------- --------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                                      (41,848)       (41,848)
---------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                       $   53,951     $   13,850
---------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================

                                                                                                  For the Three Months
                                                                                                    Ended December 31
                                                                                               ----------------------------
(In thousands)                                                                                     2001          2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)                                                                                $   (3,363)    $    1,193
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                      4,589          3,898
    Gain on sale of property                                                                             --         (2,545)
    (Increase) decrease in accounts receivable and accrued income                                     3,203         (1,334)
    Increase in deferred tax asset                                                                   (1,733)          (362)
    Decrease in accounts payable and accrued expenses                                                (9,413)       (11,740)
    Amortization of debt expense                                                                        460            437
    Equity in earnings of unconsolidated entities                                                    (2,602)        (1,884)
    Dividends and tax sharing payments                                                                8,900          3,200
    Other                                                                                               417            522
                                                                                               ------------- --------------
                                                                                                        458         (8,615)
                                                                                               ------------- --------------
Banking
Net income                                                                                            9,527          5,817
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization (accretion) of premiums, discounts and net deferred loan fees                        5,208           (171)
    Depreciation and amortization                                                                     8,801          8,406
    Provision for loan and lease losses                                                              17,920         15,923
    Capitalized interest on real estate under development                                                --           (867)
    Proceeds from sales of trading securities                                                       314,946         76,502
    Net fundings of loans held for sale and/or securitization                                      (745,009)      (177,854)
    Proceeds from sales of loans held for sale and/or securitization                                415,001        118,950
    (Gain) loss on sales of real estate held for sale                                                    24           (471)
    Provision for losses on real estate held for investment or sale                                   1,050          1,050
    (Gain) loss on sales of trading securities, net                                                  (5,066)         1,800
    Increase in interest-only strips                                                                 (1,250)        (1,156)
    Increase in servicing assets                                                                     (6,427)          (394)
    Amortization of goodwill and other intangible assets                                                603            564
    (Increase) decrease in other assets                                                              20,733           (921)
    Decrease in other liabilities                                                                   (34,495)       (11,325)
    Minority interest held by affiliates                                                              2,382          1,454
    Minority interest - other                                                                         2,438          2,438
    Other                                                                                            21,773         20,454
                                                                                               ------------- --------------
                                                                                                     28,159         60,199
                                                                                               ------------- --------------
Net cash provided by operating activities                                                            28,617         51,584
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                    (1,361)       (11,619)
Property acquisitions                                                                                    --        (15,159)
Property sales                                                                                           --          7,287
Note receivable and accrued interest -- related party
  Repayments                                                                                             --            750
Equity investment in unconsolidated entities                                                            735            904
Other                                                                                                    25              1
                                                                                               ------------- --------------
                                                                                                       (601)       (17,836)
                                                                                               ------------- --------------
Banking
Net proceeds from redemption of Federal Home Loan Bank stock                                         28,528          1,530
Proceeds from sale of loans                                                                              --          2,493
Net proceeds from sales of real estate                                                                3,812          4,406
Net principal collected (fundings) of loans and leases receivable                                   599,906       (256,641)
Principal collected on mortgage-backed securities                                                   124,168         76,755
Purchases of Federal Home Loan Bank stock                                                            (9,435)        (8,796)
Purchases of investment securities                                                                     (298)           (10)
Purchases of loans receivable                                                                      (608,407)      (176,041)
Purchases of property and equipment                                                                 (21,821)       (25,404)
Disbursements for real estate held for investment or sale                                            (2,407)        (7,773)
Other                                                                                                 2,170          1,036
                                                                                               ------------- --------------
                                                                                                    116,216       (388,445)
                                                                                               ------------- --------------
Net cash provided by (used in) investing activities                                                 115,615       (406,281)
---------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
===========================================================================================================================
                                                                                                  For the Three Months
                                                                                                    Ended December 31
                                                                                               ----------------------------
(In thousands)                                                                                     2001          2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                 $    1,025     $   10,339
Principal curtailments and repayments of mortgages                                                   (2,054)        (2,820)
Proceeds from secured note financings                                                                    --         13,000
Repayments of secured note financings                                                                (2,500)        (4,500)
Proceeds from sales of unsecured notes                                                                4,532          2,300
Repayments of unsecured notes                                                                        (2,317)        (1,443)
Costs of obtaining financings                                                                           (35)           (98)
                                                                                               ------------- --------------
                                                                                                     (1,349)        16,778
                                                                                               ------------- --------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                             11,868,189     10,538,051
Customer withdrawals of deposits and payments for maturing certificates of deposit              (11,969,454)   (10,443,737)
Net increase in securities sold under repurchase agreements                                         375,365        100,425
Advances from the Federal Home Loan Bank                                                          2,665,125        604,660
Repayments of advances from the Federal Home Loan Bank                                           (3,101,989)      (452,800)
Net increase (decrease) in other borrowings                                                           7,536         (9,880)
Cash dividends paid on preferred stock                                                               (2,438)        (2,438)
Cash dividends paid on common stock                                                                  (5,000)        (4,000)
Other                                                                                                88,842        (11,324)
                                                                                               ------------- --------------
                                                                                                    (73,824)       318,957
                                                                                               ------------- --------------
Net cash provided by (used in) financing activities                                                 (75,173)       335,735
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                 69,059        (18,962)
Cash and cash equivalents at beginning of period                                                    423,855        446,362
                                                                                               ------------- --------------
Cash and cash equivalents at end of period                                                       $  492,914     $  427,400
---------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                $   12,368     $    8,456
    Banking
        Cash and other deposits                                                                     480,546        393,944
        Federal funds sold and securities purchased under agreements to resell                           --         25,000
                                                                                               ------------- --------------
    Cash and cash equivalents at end of period                                                   $  492,914     $  427,400
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                     $  101,939     $  124,229
        Income taxes paid (refunded)                                                                (23,714)            70
        Shares of Saul Centers, Inc. common stock                                                     2,079          1,005
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                        1,181          1,005
        Distributions from Saul Holdings Limited Partnership                                          1,632          1,632

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                            1,796          1,081
    Loans held for sale exchanged for trading securities                                            311,370         78,302
    Loans receivable transferred to loans held for securitization and sale                          934,085        165,000
    Loans receivable transferred to real estate acquired in settlement of loans                       1,102            172

---------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30,
2001. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

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

4. BANKING:

LOANS HELD FOR SALE:

Loans held for sale is composed of the following:

                                                 December 31,      September 30,
                                                     2001               2001
                                                ---------------    ---------------

Single-family residential loans                     $  468,014         $  233,359
Automobile loans                                        22,620                  -
Home improvement and related loans                      11,942             12,724
                                                ---------------    ---------------
Total                                               $  502,576         $  246,083
                                                ===============    ===============

LOANS HELD FOR SECURITIZATION AND SALE:

At December 31, 2001, loans held for securitization and sale totaled $730,000 and were composed of $600,000 of single-family loans and $130,000 of automobile loans. At September 30, 2001, loans held for securitization and sale totaled
$282,000 and were composed of automobile loans.

NOTE 5 - LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                              December 31,        September 30,
                                                                  2001                2001
                                                             ----------------    ----------------

Single-family residential                                        $  3,886,212        $  4,555,814
Home equity                                                           425,137             372,095
Real estate construction and ground                                   455,170             472,489
Commercial real estate and multifamily                                 30,568              30,703
Commercial                                                          1,387,183           1,376,582
Automobile                                                            322,512             361,930
Subprime automobile                                                   363,963             420,658
Automobile leases                                                   1,115,215           1,124,106
Home improvement and related loans                                     99,560             100,494
Overdraft lines of credit and other consumer                           37,733              36,356
                                                             ----------------    ----------------
                                                                    8,123,253           8,851,227
                                                             ----------------    ----------------

Less:
Undisbursed portion of loans                                          809,165             812,325
Unearned discounts and net deferred loan origination costs            (45,743)           (42,611)
Allowance for losses on loans and leases                               66,018              63,018
                                                             ----------------    ----------------
                                                                      829,440             832,732
                                                             ----------------    ----------------
Total                                                            $  7,293,813        $  8,018,495
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

Real estate held for investment or sale is composed of the following:

                                                         December 31,         September 30,
                                                             2001                  2001
                                                        ---------------       ---------------
 Real estate held for investment (net of
  allowance for losses of $202 for both periods)             $     925             $     925

 Real estate held for sale (net of allowance
  for losses of $86,302 and $85,152, respectively)              29,370                30,779
                                                        ---------------       ---------------

 Total real estate held for investment or sale              $   30,295            $   31,704
                                                        ===============       ===============

Item 2. MANAGEMENT'SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at December 31, 2001, consisted primarily of hotels, office projects, and land parcels. During the quarter ended
December 31, 2001, the Real Estate Trust's hotel portfolio included 18 properties containing 3,578 available rooms.

The Real Estate Trust was directly affected by the terrorist attacks of
September 11, because of its concentration of hotels in the Washington, DC metropolitan area, one of the sites of the attacks. Eleven of the Real Estate
Trust's eighteen hotels are located in the Washington, DC metropolitan area. In addition, five of these eleven hotels are within minutes from either Washington
Reagan National airport or Dulles International airport, and thus, were more directly affected by the sharp decline in air travel. The two hotels located close to Reagan National were especially affected by Reagan National's prolonged closure and current limited flight schedule.

Consequently, the hotel portfolio experienced an average occupancy rate of 54%
and an average room rate of $84.68 during the quarter ended December 31, 2001, compared to an average occupancy of 64% and an average room rate of $92.30 during the same period in the prior year. For the sixteen hotels owned throughout both periods, the average occupancies were 54% and 66%, and the average rates were $81.04 and $92.10. REVPAR (revenue per available room) for the sixteen hotels was $43.47 for the quarter ended December 31, 2001, a 28.0%
decrease from REVPAR for the quarter ended December 31, 2000 of $60.41.

The Real Estate Trust has developed strategies to manage its hotel operations through this downturn. The Real Estate Trust has focused on reducing its direct operating expenses related to the hotels and has reduced its hotel capital expenditure budget for 2002.

Office space in the Real Estate Trust's office property portfolio was 87% leased at December 31, 2001, compared to a leasing rate of 98% at December 31, 2000.
The decline in leasing rate is primarily due to the Trust placing into service, during December 2001, an 81,000 square foot building that remains unleased. At
December 31, 2001, the Real Estate Trust's office property portfolio consisted of 13 properties and had a total gross leasable area of 1,878,000 square feet, of which 141,000 square feet (7.5%) and 206,000 square feet (11.0%) are subject to leases expiring in fiscal 2002 and fiscal 2003.

BANKING

General. The Bank's assets at the end of the current quarter were $11.3 billion, a decrease of $89.9 million from September 30, 2001. Total loans and leases decreased $20.2 million during the quarter to $8.5 billion at December 31, 2001.
This decrease was primarily due to the securitization and sale of $236.1 million of automobile loan receivables, which was partially offset by increases in residential and home equity loans. The Bank recorded operating income of $27.4 million during the quarter ended December 31, 2001, compared to operating income of $18.7 million in the prior corresponding quarter. Increased net interest income and other (non-interest) income were partially offset by increases in operating expense and provision for loan and lease losses.

At December 31, 2001, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.55%, 5.55%, 7.00% and 10.70%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

During the quarter ended December 31, 2001, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $500 per share.

During the December quarter, the amount of delinquent and non-performing loans in the Bank's various portfolios increased as a result of seasonal trends and adverse general economic conditions. The levels of delinquent and non-performing loans could increase further if general economic conditions do not improve.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                           December 31,         September 30,        December 31,
                                                                               2001                  2001                2000
                                                                        ------------------    ------------------   -----------------
 Non-performing assets:
      Non-accrual loans:
          Residential                                                    $         11,338      $          7,314     $         5,464
          Subprime automobile                                                      14,816                13,379              13,043
          Other consumer                                                            6,882                 7,028               6,246
                                                                        ------------------    ------------------   -----------------
              Total non-accrual loans (1)                                          33,036                27,721              24,753
                                                                        ------------------    ------------------   -----------------

      Real estate owned                                                           115,672               115,931             134,077
      Allowance for losses on real estate owned                                   (86,302)              (85,152)            (81,789)
                                                                        ------------------    ------------------   -----------------
          Real estate owned, net                                                   29,370                30,779              52,288
                                                                        ------------------    ------------------   -----------------

 Total non-performing assets                                             $         62,406      $         58,500     $        77,041
                                                                        ==================    ==================   =================

 Allowance for losses on loans and leases                                $         66,018      $         63,018     $        54,518
 Allowance for losses on real estate held for investment                              202                   202                 202
 Allowance for losses on real estate owned                                         86,302                85,152              81,789
                                                                        ------------------    ------------------   -----------------

      Total allowances for losses                                        $        152,522      $        148,372     $       136,509
                                                                        ==================    ==================   =================

 Ratios:

      Non-performing assets, net to total assets (2)                                N/M                  N/M                  0.20%

      Allowance for losses on real estate loans to non-accrual
        real estate loans (1)                                                      70.96%                70.86%             149.96%

      Allowance for losses on consumer loans and leases to
        non-accrual consumer loans (1)(3)                                         207.58%               230.55%             190.93%

      Allowance for losses on loans and leases
         to non-accrual loans (1)                                                 199.84%               227.33%             220.25%

      Allowance for losses on loans and leases to total loans
         and leases receivable (4)                                                  0.77%                 0.73%               0.62%

 (1)  Before deduction of allowances for losses.
 (2)  Non-performing assets, net are presented after all allowances for losses on loans and leases and real estate held for investment or sale.
 (3)  Includes subprime automobile loans.
 (4)  Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $62.4 million, after valuation allowances on REO of $86.3 million, at December 31, 2001, compared to $58.5 million, after valuation allowances on REO of $85.2 million, at September 30, 2001. In addition to the valuation allowances on REO, the Bank maintained $66.0 million and $63.0 million of valuation allowances on its loan and lease portfolio at December 31,
2001 and September 30, 2001, respectively. The $3.9 million increase in non-performing assets for the current quarter was attributable to an increase in non-accrual loans of $5.3 million, partially offset by a net decrease in REO of
$1.4 million. See "Non-accrual Loans" and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $33.0 million at
December 31, 2001, as compared to $27.7 million at September 30, 2001. At
December 31, 2001, non-accrual loans consisted of $11.3 million of non-accrual residential real estate loans and $21.7 million of non-accrual consumer and other loans, compared to non-accrual residential real estate loans of $7.3 million and non-accrual consumer and other loans of $20.4 million at September
30, 2001. The increase in non-accrual residential real estate loans was largely the result of adverse economic conditions.

REO. At December 31, 2001, the Bank's REO totaled $29.4 million, after valuation allowances on such assets of $86.3 million as set forth in the following table.
The principal component of REO consists of four planned unit developments (the
"Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                     Number                         Balance                 Balance    Percent
                     of         Gross    Charge-     Before                  After       of
                    Properties  Balance            Valuation   Valuation   Valuation
                                          Offs     Allowances  Allowances  Allowances   Total
                    ---------------------------------------------------------------------------
                        4      $ 136,353 $ 32,509  $   103,844  $  80,982   $   22,862   77.8%
Communities

Residential ground      2          3,614        -        3,614      1,689        1,925    6.6%

Commercial ground       1          9,580    2,732        6,848      3,631        3,217   11.0%

Single-family
residential
properties              4          1,451       85        1,366          -        1,366    4.6%
                    ---------------------------------------------------------------------------

   Total REO           11      $ 150,998 $ 35,326  $   115,672  $  86,302   $   29,370  100.0%
                    ===========================================================================

During the three months ended December 31, 2001, REO decreased $1.4 million primarily as a result of additional sales in the communities and other properties and additional provisions for losses.

During the three months ended December 31, 2001, the Bank received revenues of
$3.5 million from the disposition of 82 residential lots or units in the
Communities ($3.4 million) and various single-family residential properties
($0.1 million). In addition, the Bank provided $1.1 million for losses on one of its properties.

Delinquent Loans. At December 31, 2001, delinquent loans totaled $117.5 million, or 1.4% of loans, compared to $111.2 million, or 1.3% of loans, at September 30,
2001. The following table sets forth information regarding the Bank's delinquent loans at December 31, 2001.

                                           Principal Balance
                                        (Dollars in Thousands)
                      ------------------------------------------------------------
                                         Subprime       Other                        Total as a
                      Real Estate       Automobile      Consumer                     Percentage
                         Loans            Loans           Loans          Total       of Loans
                                                                                        (1)
                      -------------    -------------    -----------    -----------   -----------

Loans delinquent for:
30-59 days......         $   11,734       $   57,836      $  16,561       $ 86,131          1.0%
60-89 days......              7,037           18,978          5,375         31,390          0.4%
                      -------------    -------------    -----------    -----------   -----------
  Total............      $   18,771       $   76,814      $  21,936      $ 117,521          1.4%
                      =============    =============    ===========    ===========   ===========
--------------------------
(1)     Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $18.8 million at December 31, 2001, from $16.0 million at September 30, 2001, largely as a result of adverse economic conditions coupled with traditional seasonal delinquencies.

Total delinquent subprime automobile loans increased to $76.8 million at
December 31, 2001, from $72.7 million at September 30, 2001, largely as a result of adverse economic conditions coupled with traditional seasonal delinquencies. Effective November 9, 2000, the Bank stopped the origination of subprime automobile loans. The Bank continues its collection efforts on the existing portfolio.

Other consumer loans delinquent 30-89 days decreased slightly to $21.9 million at December 31, 2001 from $22.5 million at September 30, 2001.

Troubled Debt Restructurings. At December 31, 2001 and September 30, 2001, the
Bank had no troubled debt restructurings.

Real Estate Held for Investment. At December 31, 2001 and September 30, 2001,
real estate held for investment consisted of one property with book value of
$1.1 million, before valuation allowances of $0.2 million.

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

Analysis of Allowance for and Chargeoffs of Loans and Leases
(Dollars in thousands)

                                                                  Three Months Ended              Year Ended
                                                                     December 31,                September 30,
                                                           ---------------------------------
                                                                 2001              2000              2001
                                                           ---------------  ----------------    ---------------

 Balance at beginning of period                             $      63,018    $       54,018      $      54,018
                                                           ---------------  ----------------    ---------------

 Provision for loan and lease losses                               17,920            15,923             67,852
                                                           ---------------  ----------------    ---------------

 Chargeoffs:
               Single-family residential and home equity             (208)             (170)              (786)
               Subprime automobile                                (12,449)          (13,342)           (49,749)
               Other                                               (5,209)           (3,719)           (17,685)
                                                           ---------------  ----------------    ---------------
                   Total chargeoffs                               (17,866)          (17,231)           (68,220)
                                                           ---------------  ----------------    ---------------

 Recoveries:
               Single-family residential and home equity               35                 3                 80
               Subprime automobile                                  2,351             1,404              7,104
               Other                                                  560               401              2,184
                                                           ---------------  ----------------    ---------------
                   Total recoveries                                 2,946             1,808              9,368
                                                           ---------------  ----------------    ---------------

 Chargeoffs,  net of recoveries                                   (14,920)          (15,423)           (58,852)
                                                           ---------------  ----------------    ---------------

 Balance at end of period                                   $      66,018    $       54,518      $      63,018
                                                           ===============  ================    ===============

 Provision for loan and lease losses to average loans
   and leases (1) (2)                                               0.84%             0.75%              0.78%
 Net loan and lease chargeoffs to average loans
   and leases (1) (2)                                               0.70%             0.73%              0.68%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                         0.77%             0.62%              0.73%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization.
 (3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                             December 31,                              September 30,
                                         ------------------------------------------------------
                                                  2001                        2000                         2001
                                         --------------------------  --------------------------   -------------------------
                                                       Percent of                  Percent of                  Percent of
                                                        Loans to                    Loans to                    Loans to
                                           Amount      Total Loans     Amount      Total Loans      Amount     Total Loans
                                         ------------  ------------  ------------  ------------   -----------  ------------

Balance at end of period allocated to:

Single-family residential                $     2,817        57.9%   $     2,714        58.3%    $    2,686        55.9%

Home equity                                      465         5.0             420         3.3             448         4.4

Commercial real estate and multifamily           190         0.4             640         0.4             197         0.4

Real estate construction and ground            4,574         2.9           4,420         3.5           1,852         3.1

Commercial                                    11,180         9.2           9,494         7.5           9,135         9.0

Automobile                                     5,395         5.6           6,534        11.0           7,034         7.5

Automobile leases                              4,630        13.0           2,000         7.5           6,000        13.1

Subprime automobile                           32,000         4.3          25,782         7.0          32,000         4.9

Home improvement and related loans             2,321         1.3           2,023         1.1           1,523         1.3

Overdraft lines of credit and
    other consumer                               695         0.4             491         0.4             491         0.4

Unallocated                                    1,751           -               -           -           1,652           -

                                         ------------                ------------                 -----------

    Total                                $    66,018                 $    54,518                  $   63,018
                                         ============                ============                 ===========

Real Estate Held for Investment or Sale
(Dollars in thousands)

 Activity in Allowance for Losses

                                                           Three Months Ended                   Year Ended
                                                              December 31,                    September 30,
                                                ----------------------------------------
                                                       2001                  2000                  2001
                                                ------------------    ------------------    ------------------

 Balance at beginning of period:
      Real estate held for investment            $            202      $            202      $            202
      Real estate held for sale                            85,152                80,752                80,752
                                                ------------------    ------------------    ------------------
        Total                                              85,354                80,954                80,954
                                                ------------------    ------------------    ------------------

 Provision for real estate losses:
      Real estate held for sale                             1,050                 1,050                 4,200
                                                ------------------    ------------------    ------------------
        Total                                               1,050                 1,050                 4,200
                                                ------------------    ------------------    ------------------

 Chargeoffs net of recoveries:

      Real estate held for sale:
         Communities                                          100                   (13)                  200
                                                ------------------    ------------------    ------------------
         Total net (chargeoffs) recoveries                    100                   (13)                  200
                                                ------------------    ------------------    ------------------

 Balance at end of period:
      Real estate held for investment                         202                   202                   202
      Real estate held for sale                            86,302                81,789                85,152
                                                ------------------    ------------------    ------------------
        Total                                    $         86,504      $         81,991      $         85,354
                                                ==================    ==================    ==================

 Components of Allowance for Losses
                                                              December 31,                    September 30,
                                                ----------------------------------------
                                                       2001                  2000                  2001
                                                ------------------    ------------------    ------------------

 Allowance for losses on real estate
   held for investment                           $            202      $            202      $            202
                                                ------------------    ------------------    ------------------

 Allowance for losses on real estate held
  for sale:
      Residential ground                                    1,689                 1,689                 1,689
      Commercial ground                                     3,631                 3,631                 3,631
      Communities                                          80,982                76,469                79,832
                                                ------------------    ------------------    ------------------
        Total                                              86,302                81,789                85,152
                                                ------------------    ------------------    ------------------

         Total allowance for losses on real
           estate held for investment or sale    $         86,504      $         81,991      $         85,354
                                                ==================    ==================    ==================

At December 31, 2001, the Bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale was $152.5 million, an increase from $148.4 million at September 30, 2001. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $94.6 million at December 31, 2001, which constituted 74.4% of total non-performing real estate assets, before valuation allowances. During the three months ended December 31, 2001, the Bank recorded net charge-offs of $0.1 million on these assets. The allowance for losses on real estate held for sale at December 31, 2001 is in addition to approximately
$35.3 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at December 31, 2001.

At both December 31, 2001 and September 30, 2001, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $45.0 and $47.0 million, respectively. The decline in the allowance for losses on consumer loans and leases is primarily attributable to declining loan balances following recent automobile securitizations and sales. Net chargeoffs of consumer and other loans totaled $14.7 million for the three months ended December 31, 2001 compared to $15.3 million for the three months ended December 31, 2000. The modest decline in net chargeoffs is attributable to declining subprime automobile loan balances partially offset by adverse economic conditions coupled with seasonal delinquencies.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2001, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust.
Prepayment rates for the Bank's loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)
(Dollars in thousands)

                                                             More than       More than      More than
                                                             Six Months      One Year      Three Years
                                              Six Months      through         through        through     More than
                                               or Less        One Year      Three Years     Five Years  Five Years         Total
                                            -------------- -------------- --------------- ------------ ------------- ---------------
 As of December 31, 2001 Real estate loans:
    Adjustable-rate                         $   1,875,131  $     273,697  $      514,032  $   232,589  $    161,796  $    3,057,245
     Fixed-rate                                    91,762         61,074         231,268      170,713       519,202       1,074,019
     Home equity credit lines and second
      mortgages                                   363,918         13,683          41,131       26,030        63,184         507,946
 Commercial                                       621,836         21,467          67,887       45,463        25,540         782,193
 Consumer and other                               373,332        297,673         958,848      240,148        68,427       1,938,428
 Loans held for sale                              502,576                     -        -            -             -         502,576
 Loans held for securitization and sale           730,000                 -            -            -             -         730,000
 Mortgage-backed securities                       205,512        174,197         250,761      173,365       545,694       1,349,529
 Trading securities                                 8,180              -               -            -             -           8,180
 Other investments                                270,035              -          46,078            -             -         316,113
                                            -------------- -------------- --------------- ------------ ------------- ---------------

    Total interest-earning assets               5,042,282        841,791       2,110,005      888,308     1,383,843      10,266,229
 Total non-interest earning assets                      -              -               -            -     1,051,934       1,051,934
                                            -------------- -------------- --------------- ------------ ------------- ---------------

     Total assets                           $   5,042,282  $     841,791  $    2,110,005  $   888,308  $  2,435,777  $   11,318,163
                                            ============== ============== =============== ============ ============= ===============

 Deposits:
    Fixed maturity deposits                 $   1,800,390  $     539,228  $      205,128  $    56,411  $          -  $    2,601,157
     NOW, statement and passbook accounts       1,981,603         43,728         145,643       99,128       211,254       2,481,356
     Money market deposit accounts              1,712,459              -               -            -             -       1,712,459
 Borrowings:
     Capital notes - subordinated                       -              -               -      150,000       100,000         250,000
     Other                                        866,219            775       1,355,575      147,553        99,096       2,469,218
                                            -------------- -------------- --------------- ------------ ------------- ---------------
    Total interest-bearing liabilities          6,360,671        583,731       1,706,346      453,092       410,350       9,514,190
 Minority interest                                      -              -               -            -       144,000         144,000
 Total non-interest bearing liabilities                 -              -               -            -     1,123,539       1,123,539
 Stockholders' equity                                   -              -               -            -       536,434         536,434
                                            -------------- -------------- --------------- ------------ ------------- ---------------
     Total liabilities and stockholders'
      equity                                $   6,360,671  $     583,731  $    1,706,346  $   453,092  $  2,214,323  $   11,318,163
                                            ============== ============== =============== ============ ============= ===============

 Gap                                        $  (1,318,389) $     258,060  $      403,659  $   435,216  $    973,493
 Cumulative gap                             $  (1,318,389) $  (1,060,329) $     (656,670) $  (221,454) $    752,039
  Adjusted cumulative gap as a percentage
                of total assets                    (11.6)%         (9.4)%          (5.8)%       (2.0)%         6.6%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 9.4% at December 31, 2001 compared to a negative 13.3% at
September 30, 2001. The improvement in the Bank's one-year gap during this period reflects an increase in production of adjustable-rate mortgage loans with repricing terms of less than one-year, partially offset by an increase in money market deposit accounts and short-term borrowings with maturity of one year or less. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At December 31, 2001, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at December 31,
2001, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                       Excess
                                                           Actual                Capital Requirement                 Capital
                                                ---------------------------  ---------------------------   -------------------------
                                                                  As a %                       As a %                      As a %
                                                    Amount       of Assets       Amount       of Assets       Amount      of Assets
                                                ---------------  ----------  ---------------  ----------   -------------- ----------

Stockholders' equity per financial statements   $      536,434
    Minority interest in REIT Subsidiary (1)           144,000
    Accumulated other comprehensive income (2)          (2,862)
                                                ---------------
                                                       677,572

Adjustments for tangible and core capital:
    Intangible assets                                  (47,491)
    Non-includable subsidiaries  (3)                    (1,415)
    Non-qualifying purchased/originated loan
     servicing rights                                   (3,290)
                                                ---------------
       Total tangible capital                          625,376       5.55%   $      168,953       1.50%    $     456,423      4.05%
                                                ---------------  ==========  ===============  ==========   ============== ==========

       Total core capital (4)                          625,376       5.55%   $      450,541       4.00%    $     174,835      1.55%
                                                ---------------  ==========  ===============  ==========   ============== ==========

       Tier 1 risk-based capital (4)                   625,376       7.00%   $      312,688       4.00%    $     312,688      3.00%
                                                ---------------  ==========  ===============  ==========   ============== ==========

Adjustments for total risk-based capital:
    Subordinated capital debentures                    250,000
    Allowance for general loan and lease losses         66,018
                                                ---------------
       Total supplementary capital                     316,018
                                                ---------------
       Total available capital                         941,394
    Equity investments (3)                              (1,583)
                                                ---------------
       Total risk-based capital (4)             $      939,811      10.70%   $      714,370       8.00%    $     225,441      2.70%
                                                ===============  ==========  ===============  ==========   ============== ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Pursuant to OTS policy, accumulated other comprehensive income is excluded from regulatory capital.
(3) Reflects an aggregate offset of $.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
"credit" against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at December 31, 2001, after valuation allowances of $86.3 million, by the fiscal year in which the property was acquired through foreclosure.

          Fiscal Year        (In thousands)
          -----------        --------------
          1990                  $    4,408  (1) (2)
          1991                      18,454  (2)
          1992                           -
          1993                           -
          1994                           -
          1995                       5,142  (2)
          1996                           -
          1997                           -
          1998                           -
          1999                           -
          2000                           -
          2001                         287
          2002                       1,079
                             --------------
          Total REO            $    29,370
                             ==============
-----------------------
(1) Includes REO, with an aggregate net book value of $1.6 million, which the
    Bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $26.4 million, for which the Bank received an extension of the holding periods through December 19,
    2002.

Although the Bank stopped originating subprime automobile loans in November 9,
2000, the Bank's subprime automobile lending portfolio at December 31, 2001 continued to exceed 25% of its Tier 1 capital. As a result, the Bank remains potentially subject to the OTS guidance for subprime lending, including increased capital requirements of 1 1/2 to 3 times the amount required for non-subprime assets of the same type.

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

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods should enhance prospects for the Real
Estate Trust to receive tax sharing payments and dividends from the bank. During the quarter ended December 31, 2001, the bank made tax sharing payments totaling
$4.9 million and a dividend payment of $4.0 million to the Real Estate Trust.
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

During the quarter ended December 31, 2001, the Trust has purchased through dividend reinvestment 112,000 shares of common stock of Saul Centers and as of
December 31, 2001 owned approximately 3,141,000 shares representing 21.6% of such company's outstanding common stock. As of December 31, 2001, the market value of these shares was approximately $67.1 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust's credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings
Partnership") the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the quarter ended December 31,
2001, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust's
ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. This facility was for an inital two-year period subject to extension for one or more additional one-year terms. In fiscal
1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September, 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29,
2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 2001 the Real Estate Trust had no outstanding borrowings under the facility and unrestricted availability was
$42.6 million.

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
The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. At December 31, 2001, the Real Estate
Trust had no outstanding borrowings and unrestricted availability was $25.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at December
31, 2001 for the balance of fiscal 2002 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)

                                    Notes Payable- Notes Payable-
    Fiscal Year      Mortgage Note      Secured      Unsecured       Total
-------------------- -------------- -------------- -------------- -----------
       2002 (1)            $31,443         $   --        $ 5,725     $37,168
       2003                 27,940             --         11,777      39,717
       2004                  9,008             --         11,542      20,550
       2005                 13,651             --          8,980      22,631
       2006                 94,406             --          5,528      99,934
    Thereafter             148,273        200,000          9,380     357,653
                     -------------- -------------- -------------- -----------
       Total              $324,721       $200,000        $52,932    $577,653
                     ============== ============== ============== ===========

(1)  January 1, 2001 - September 30, 2002

Of the $324.7 million of mortgage debt outstanding at December 31, 2001, $296.3 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I.
The cost of development is projected to be $8.4 million and will be financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in December 2000, and the building was placed in service during December 2001. No leases have been signed as yet for space in the building.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building will be known as Dulles North Building Four. Development costs are projected to be $10.8 million and will be financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction of the base building has been completed. The Real Estate Trust has negotiated a lease with a tenant for the entire building and occupancy is expected during the third quarter of fiscal
2002.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $9.0 to $11.0 million per year for the next several years.

BANKING

Liquidity. The Bank's average liquidity ratio for the quarter ended December 31,
2001, was 9.1% compared to 7.7% for the quarter ended December 31, 2000.

The Bank securitized and sold automobile loan receivables of $236.1 million during the current quarter. At December 31, 2001, the Bank is considering the securitization and sale of approximately $600 million of single-family loan receivables, all of which are outstanding at December 31, 2001. The Bank is also considering the securitization and sale of approximately $350 million of automobile loan receivables, including $130 million of receivables outstanding at December 31, 2001 and $220 million of receivables that the Bank expects to become available through additional fundings during the six months ending June
30, 2001. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell single-family, home equity, automobile and home loan receivables to meet liquidity and other balance sheet objectives. The Bank is obligated under various recourse provisions
(primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to
$26.0 million and $29.6 million, respectively, at December 31, 2001, and $24.3 million and $28.5 million, respectively, at September 30, 2001, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the Bank owned subordinated automobile receivables-backed securities with carrying values of $0.9 million and $1.2 million at December 31, 2001 and
September 30, 2001, respectively, which were classified as trading securities in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the
Bank. At December 31, 2001, recourse to the Bank under these arrangements was
$6.3 million, consisting of restricted cash accounts of $3.9 million and overcollateralization of receivables of $2.4 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At December 31, 2001 and September
30, 2001 recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at December 31,
2001.

The Bank's liquidity requirements in fiscal 2002, and for years subsequent to fiscal 2002, will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank's primary sources of funds will be sufficient to meet the Bank's foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED
 DECEMBER 31,2000

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of
$287,000 and an operating loss of $5.1 million in the three-month period ended
December 31, 2001 (the "2002 quarter") compared to income before depreciation and amortization of $4.9 million and operating income of $831,000 in the three-month period ended December 31, 2000, (the "2001 quarter"). The changes reflect declining results in operations of hotels, office and industrial properties, and higher interest expense. Additionally, in the 2001 quarter the
Trust recognized approximately $2.5 million in gains from the sale of two properties.

Income after direct operating expenses from hotels decreased $2.1 million
(25.6%) in the 2002 quarter over the level achieved in the 2001 quarter. Results from the sixteen hotels owned throughout both quarters, decreased by $3.3 million, while results from newly developed properties amounted to $1.3 million.
The decrease in total revenue of $3,476,000 (14.9%) was offset somewhat by the decrease of $1,367,000 (9.0%) in direct operating expenses. For the sixteen hotels owned throughout both periods, the decrease in total revenue was
$5,754,000 (24.9%) and the decrease in direct operating expenses was $2,496,000
(16.7%). The revenue decrease was attributable to declining market conditions resulting from the effects of the September 11 terrorist attacks and the slowing economy.

Income after direct operating expenses from office and industrial properties decreased $363,000 (4.9%) in the 2002 quarter over the 2001 quarter. $448,000 of this decrease reflected reduced results from the ten office properties owned throughout both quarters, and $85,000 relected results from two new properties.
Gross income decreased $297,000 (3.0%), while expenses increased $65,000 (2.6%).
For the ten office properties owned throughout both periods, the decrease in total revenue was $281,000 (3.0%) and the increase in direct operating expenses was $167,000 (7.0%). The downturn was due to leased space turning over in the current period.

Interest expense increased $253,000 (2.1%) in the 2002 quarter because of higher average borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $579.8 million for the 2002 quarter from $533.6 million for the 2001 quarter. Average interest rates in the 2002 and 2001 quarters were
9.00% and 9.54%, respectively.

Capitalized interest decreased $213,000 (66.5%) in the 2002 quarter due to lower level of development activity in the current period.

Amortization of debt expense increased $29,000 (14.9%) in the 2002 quarter, primarily due to costs incurred in connection with obtaining additional mortgage loans.

Depreciation increased $691,000 (17.7%) in the 2002 quarter, largely as a result of new income-producing assets placed in service.

Advisory, management and leasing fees paid to related parties increased $168,000
(5.9%) in the 2002 quarter from their level in the 2001 quarter. The monthly advisory fees were $475,000 in the 2002 quarter, compared to $363,000 in the
2001 quarter, an increase aggregating $337,000 (30.9%). Management and leasing fees decreased $169,000 (9.7%) in the current quarter, reflecting lower hotel sales and office rents on which the fees are based.

General and administrative expense increased $20,000 (2.8%) in the 2002 quarter, primarily due to increases in legal of $189,000 (122.6%) and accounting of
$48,000 (35.8%) offset by a decrease of $217,000 in other administrative expenses.

Equity in earnings of unconsolidated entities reflected earnings of $2,602,000 in the 2002 quarter as compared to earnings of $1,884,000 in the 2001 quarter, an increase of $718,000 (38.1%).

BANKING

Overview. The Bank recorded operating income of $27.4 million for the 2002 quarter compared to operating income of $18.7 million for the 2001 quarter.
Increased net interest income and other (non-interest) income were partially offset by increases in operating expense and provision for loan and lease losses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $7.6 million (or 8.9%) in the 2002 quarter compared to the 2001 quarter. There was no interest income recorded during the 2002 quarter on non-accrual assets and restructured loans. The Bank would have recorded interest income of $1.1 million for the 2002 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The
Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset
Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Three Months Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                                   2001                                       2000
                                               ------------------------------------------ ------------------------------------------
                                                   Average                      Yield/       Average                       Yield/
                                                  Balances        Interest       Rate        Balances        Interest       Rate
                                               --------------   -----------   ----------- -------------    -----------   -----------
Assets:
  Interest-earning assets:
   Loans and leases receivable, net (1)        $   8,518,506    $  148,186       6.96%   $  8,449,912     $  177,030       8.38%
   Mortgage-backed securities                      1,419,951        21,719       6.12        1,010,792         16,554       6.55
   Federal funds sold and securities
     purchased under agreements to resell             16,250            81       1.99           47,196            783       6.64
   Trading securities                                 59,962           815       5.44           15,598            289       7.41
   Investment securities                              45,579           485       4.26           45,655            695       6.09
   Other interest-earning assets                     228,433         2,497       4.37          183,589          3,231       7.04
                                               --------------   -----------               -------------    -----------
    Total                                         10,288,681       173,783       6.76        9,752,742        198,582       8.14
                                                                -----------   -----------                  -----------   -----------

  Noninterest-earning assets:
   Cash                                              251,586                                   292,376
   Real estate held for investment or sale            31,813                                    55,354
   Property and equipment,  net                      443,739                                   369,777
   Goodwill and other intangible assets, net          26,845                                    25,057
   Other assets                                      274,589                                   265,568
                                               --------------                             -------------
    Total assets                               $  11,317,253                              $ 10,760,874
                                               ==============                             =============
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
   Deposit accounts:
    Demand deposits                            $   1,403,886         1,176       0.34     $  1,239,997          2,605       0.84
    Savings deposits                                 907,234         2,321       1.02          875,575          3,953       1.81
    Time deposits                                  2,782,351        34,180       4.91        3,072,505         48,694       6.34
    Money market deposits                          1,644,349         8,575       2.09        1,196,844         12,373       4.14
                                               --------------   -----------               -------------    -----------
    Total deposits                                 6,737,820        46,252       2.75        6,384,921         67,625       4.24
   Borrowings                                      2,886,795        34,370       4.76        2,910,380         45,393       6.24
                                               --------------   -----------               -------------    -----------
    Total liabilities                              9,624,615        80,622       3.35        9,295,301        113,018       4.86
                                                                -----------   -----------                  -----------   -----------
  Noninterest-bearing items:
   Noninterest-bearing deposits                      807,420                                   616,447
   Other liabilities                                 229,392                                   233,911
   Minority interest                                 144,000                                   144,000
   Stockholders' equity                              511,826                                   471,215
                                               --------------                             -------------
    Total liabilities and stockholders' equity $  11,317,253                              $ 10,760,874
                                               ==============                             =============

Net interest income                                             $   93,161                                 $   85,564
                                                                ===========                                ===========
Net interest spread (2)                                                          3.41%                                     3.28%
                                                                              ===========                                ===========
Net yield on interest-earning assets (3)                                         3.62%                                     3.51%
                                                                              ===========                                ===========
Interest-earning assets to interest-bearing liabilities                        106.90%                                   104.92%
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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                     Three Months Ended December 31, 2001
                                                                                  Compared to
                                                                     Three Months Ended December 31, 2000
                                                                              Increase (Decrease)
                                                                             Due to Change in (1)
                                                  ----------------------------------------------------------------------------
                                                                                                                 Total
                                                          Volume                      Rate                       Change
                                                  ---------------------      ---------------------       ---------------------

Interest income:
        Loans (2)                                 $              9,652       $            (38,496)       $            (28,844)
        Mortgage-backed securities                              11,924                     (6,759)                      5,165
        Federal funds sold and securities
          purchased under agreements  to resell                   (339)                      (363)                       (702)
        Trading securities                                       1,043                       (517)                        526
        Investment securities                                       (1)                      (209)                       (210)
        Other interest-earning assets                            3,553                     (4,287)                       (734)
                                                  ---------------------      ---------------------       ---------------------
            Total interest income                               25,832                    (50,631)                    (24,799)
                                                  ---------------------      ---------------------       ---------------------

Interest expense:
        Deposit accounts                                        22,954                    (44,327)                    (21,373)
        Borrowings                                                (364)                   (10,659)                    (11,023)
                                                  ---------------------      ---------------------       ---------------------
            Total interest expense                              22,590                    (54,986)                    (32,396)
                                                  ---------------------      ---------------------       ---------------------

Increase in net interest income                   $              3,242       $              4,355        $              7,597
                                                  =====================      =====================       =====================

------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2002 quarter decreased $24.8 million (or 12.5%) from the level in the 2001 quarter as a result of lower average yields on loans and leases receivable, which was partially offset by increases in the average balances of loans and leases receivable of $68.6 million and mortgage-backed securities of $409.2 million.

The Bank's net interest spread increased to 3.41% in the 2002 quarter from 3.28%
in the 2001 quarter. The 13 basis point increase primarily reflected a decrease in the average cost of interest-bearing liabilities at a greater rate than the rate of decrease in the average yield of interest-earning assets. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 106.90% for the 2002 quarter compared to 104.92% for the 2001 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $28.8 million from the 2001 quarter primarily because of lower average yields. The average yield on the loan and lease portfolio decreased 142 basis points (from 8.38% to 6.96%) from the 2001 quarter. Lower average yields, as well as lower average balances on the Bank's single-family residential loans and construction loans, resulted in a $14.9 million (or 16.6%) and a $3.4 million (or 46.4%) decrease in interest income, respectively, from those loans.
In addition, lower average yields on commercial loans, home equity loans and automobile loans contributed to decreases of $2.8 million (or 21.8%), $1.5 million (or 21.0%) and $6.6 million (or 11.8%), respectively, from those loans.
Partially offsetting the decrease in interest income were increases in the average balances of commercial loans, home equity loans and automobile loans.

Interest income on mortgage-backed securities increased $5.2 million (or 31.2%)
primarily because of higher average balances. The effect of the $409.2 million increase in average balances was partially offset by an decrease in the average interest rates on those securities from 6.55% to 6.12%.

Interest expense on deposits decreased $21.4 million (or 31.6%) during the 2002 quarter, due to decreased average rates. The 149 basis point decrease in the average rate on deposits (from 4.24% to 2.75%) resulted from a decline in market rates on which the deposit rates are based. The Bank has also reduced the use of higher cost brokered deposits as an alternative funding source in the 2002 quarter compared to the 2001 quarter.

Interest expense on borrowings decreased $11.0 million (or 24.3%) in the 2002 quarter over the 2001 quarter. The average balances on Federal Home Loan Bank advances decreased by $80.3 million, or 3.9%, and the average rate on such borrowings fell (from 5.83% to 5.12%), resulting in a reduction of $4.7 million in interest expense. Also contributing to the decrease in interest expense on borrowings were decreases in average yield in securities sold under repurchase agreements (from 6.57% to 2.24%) and in other borrowings (from 5.92% to 1.45%), which contributed to $4.5 million and $1.9 million decrease in interest expense, respectively. Partially offsetting the decreased expense on borrowings were increases in the average balances of $50.5 and $6.3 million in securities sold under repurchase agreements and other borrowings, respectively.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses increased to $17.9 million in the 2002 quarter from $15.9 million in the
2001 quarter. The $2.0 million increase primarily reflected adverse economic conditions. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $57.4 million in the 2002 quarter from $46.7 million in the 2001 quarter. The $10.7 million (or 22.9%)
increase was primarily attributable to an increase in the net gain on trading securities, deposit servicing fees and other income. Partially offsetting this increase was a decrease in gain on sales of loans and servicing and securitization income.

The $6.9 million increase in the net gain on trading securities was primarily due to $4.8 million in gains on sales of mortgage-backed securities related to mortgage banking activities and a $1.9 million unrealized gain in market value of the Bank's interest in other securities.

Deposit servicing fees increased $3.3 million (or 13.1%) during the 2002 quarter primarily due to fees generated from the continued expansion of the Bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2002 quarter increased $7.5 million (or 7.7%) from the 2001 quarter. Loan expenses increased $3.2 million, primarily due to an increase in the amortization of capitalized mortgage servicing rights. Property and equipment expenses increased by $4.1 million due primarily to increased rent expense and related property taxes associated with the Bank's new headquarters.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits required by Item 601 of Regulation S-K are set forth below.

                      EXHIBITS

  EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------
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

   10.         MATERIAL CONTRACTS

       (a)     Amended and Restated Advisory Contract by and among the Trust,
               B.F. Saul Company and B.F. Saul Advisory Company effective
               October 1, 1992, as amended, as filed as Exhibit 10(a) to the
               Trust's Annual Report on Form 10-K (File No. 1-7184) for the
               fiscal year ended September 30, 2001 is hereby incorporated by reference.

       (b)     Assignment and Guaranty Agreement effective May 1 , 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory
               Company, as filed as Exhibit 10(b) to the Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended
               September 30, 2001 is hereby incorporated by reference.

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
               incorporated by reference.

       (f)     First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust's Annual
               Report on Form 10-K (File No. 1-7184) for the fiscal year ended
               September 30, 2001 is hereby incorporated by reference.

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

       (j)     First Amendment to Registration Rights and Lock-Up Agreement
               dated September 29, 1999 by and among Saul Centers, Inc., the
               Trust, Westminster Investing Corporation, Van Ness Square
               Corporation, Dearborn Corporation, Franklin Property Company and
               Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b)
               to the Trust's Annual Report on Form 10-K (File No. 1-7184) for
               the fiscal year ended September 30, 2001 is hereby incorporated by reference.

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

 *     (n)     Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C.

-------------------

 * Filed herewith.

     (b)    The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                (Registrant)

Date: February 14, 2002         Stephen R. Halpin, Jr.
      -----------------         ---------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: February 14, 2002         Bill D. Tzamaras
      -----------------         ---------------------------------------
                                Bill D. Tzamaras
                                Vice President and Principal Accounting Officer