Form 10-Q
period 2002-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2002-05-15
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                                -----------------------------------------------

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   7501 Wisconsin Avenue,
     Bethesda, Maryland                                       20814
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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of May 14, 2002, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at March 31, 2002 and
                     September 30, 2001

         (b)    Consolidated Statements of Operations for the three-month
                     and six-month periods ended March 31, 2002 and 2001

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     and six-month periods ended March 31, 2002 and 2001

         (d)    Consolidated Statements of Cash Flows for the six-month
                     periods ended March 31, 2002 and 2001

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended March 31, 2002 compared to
                          three months ended March 31, 2001
                     Six months ended March 31, 2002 compared to
                          six months ended March 31, 2001

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                                                  March 31     September 30
                                                                                                ----------------------------
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate
Income-producing properties
    Hotel                                                                                         $  254,143     $  254,165
    Office and industrial                                                                            163,767        157,653
    Other                                                                                              2,803          2,825
                                                                                                -------------  -------------
                                                                                                     420,713        414,643
    Accumulated depreciation                                                                        (140,863)      (131,659)
                                                                                                -------------  -------------
                                                                                                     279,850        282,984
Land parcels                                                                                          41,014         40,835
Construction in progress                                                                              13,076         15,681
Cash and cash equivalents                                                                             16,493         13,860
Note receivable and accrued interest -- related party                                                  7,787          7,787
Other assets                                                                                          82,122         86,983
                                                                                                -------------  -------------
                    Total real estate assets                                                         440,342        448,130
----------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                              460,108        409,995
Loans held for securitization and/or sale                                                            752,728        528,083
Investment securities (market value $46,002 and $46,181, respectively)                                46,427         45,794
Trading securities                                                                                     7,412          6,690
Mortgage-backed securities (market value $1,211,094 and $1,489,835, respectively)                  1,219,439      1,474,495
Loans and leases receivable (net of allowance for losses of $69,018 and $63,018, respectively)     7,403,036      8,018,495
Federal Home Loan Bank stock                                                                          84,843        113,030
Real estate held for investment or sale (net of allowance for losses of $85,468 and $85,354,
 respectively)                                                                                        25,009         31,704
Property and equipment, net                                                                          453,937        437,795
Goodwill and other intangible assets, net                                                             25,904         27,058
Interest only strips, net                                                                             63,231         47,146
Other assets                                                                                         228,273        248,181
                                                                                                -------------  -------------
                    Total banking assets                                                          10,770,347     11,388,466
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                    $ 11,210,689   $ 11,836,596
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                            $  322,948     $  325,750
Notes payable - secured                                                                              200,000        202,500
Notes payable - unsecured                                                                             54,904         50,717
Deferred gains - real estate                                                                         113,045        113,045
Accrued dividends payable - preferred shares of beneficial interest                                   16,012         19,303
Other liabilities and accrued expenses                                                                34,249         36,874
                                                                                                -------------  -------------
                    Total real estate liabilities                                                    741,158        748,189
----------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                   7,560,384      7,562,470
Borrowings                                                                                           211,578        282,350
Federal Home Loan Bank advances                                                                    1,676,858      2,240,598
Other liabilities                                                                                    402,407        403,190
Capital notes -- subordinated                                                                        250,000        250,000
                                                                                                -------------  -------------
                    Total banking liabilities                                                     10,101,227     10,738,608
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                  90,163         86,310
Minority interest -- other                                                                           218,307        218,307
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                 11,150,855     11,791,414
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                   516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                            6,642          6,642
Paid-in surplus                                                                                       92,943         92,943
Retained earnings (deficit)                                                                              800        (11,401)
Accumulated other comprehensive income (loss)                                                            781         (1,670)
                                                                                                -------------  -------------
                                                                                                     101,682         87,030
Less cost of 1,814,688 common shares of beneficial interest in treasury                              (41,848)       (41,848)
                                                                                                -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                                                                            59,834         45,182
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 11,210,689   $ 11,836,596
----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                    For the Three Months            For the Six Months
                                                                       Ended March 31                   Ended March 31
                                                               -------------------------------  ----------------------------
(In thousands, except per share amounts)                            2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE
Income
Hotels                                                            $     20,350     $   25,509     $   40,211     $   48,846
Office and industrial (including $830, $812, $1,646 and $1,637
    of rental income from banking segment, respectively)                 9,633         10,463         19,307         20,434
Other                                                                      370            489            793          1,220
                                                               ----------------  -------------  -------------  -------------
Total income                                                            30,353         36,461         60,311         70,500
----------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                              14,028         15,945         27,769         31,053
    Office and industrial properties                                     2,731          2,744          5,349          5,297
    Land parcels and other                                                 234            276            549            643
Interest expense                                                        12,493         12,731         25,115         25,037
Capitalized interest                                                      (117)          (101)          (287)          (421)
Amortization of debt expense                                               196            225            416            416
Depreciation                                                             4,614          4,165          9,203          8,063
Advisory, management and leasing fees - related parties                  3,021          2,991          6,022          5,824
General and administrative                                                 501            403          1,221          1,104
                                                               ----------------  -------------  -------------  -------------
Total expenses                                                          37,701         39,379         75,357         77,016
----------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                            3,140          2,114          5,742          3,998
Gain on sale of property                                                    --             --             --          2,545
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                               $     (4,208)     $    (804)    $   (9,304)     $      27
----------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                       132,777     $  181,001     $  280,963     $  358,031
Mortgage-backed securities                                              19,010         14,944         40,729         31,498
Trading securities                                                       1,037            372          1,852            661
Investment securities                                                      384            683            869          1,378
Other                                                                    1,950          4,031          4,528          8,045
                                                               ----------------  -------------  -------------  -------------
Total interest income                                                  155,158        201,031        328,941        399,613
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                        38,086         64,742         84,338        132,367
Borrowings                                                              31,383         45,057         65,753         90,450
                                                               ----------------  -------------  -------------  -------------
Total interest expense                                                  69,469        109,799        150,091        222,817
                                                               ----------------  -------------  -------------  -------------
Net interest income                                                     85,689         91,232        178,850        176,796
Provision for loan and lease losses                                    (14,976)       (18,016)       (32,896)       (33,939)
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     70,713         73,216        145,954        142,857
----------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                     25,529         26,004         38,951         40,503
Deposit servicing fees                                                  27,365         24,130         55,610         49,108
Gain (loss) on sales of trading securities, net                          3,825             17          8,891           (119)
Loss on real estate held for investment or sale, net                       (50)          (729)          (963)        (1,609)
Gain (loss) on sales of loans, net                                        (655)         1,353            928          2,935
Gain on other investment                                                    --          9,444             --          9,444
Other                                                                    9,117          7,915         19,129         14,588
                                                               ----------------  -------------  -------------  -------------
Total other income                                                      65,131         68,134        122,546        114,850
----------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                    For the Three Months            For the Six Months
                                                                       Ended March 31                   Ended March 31
                                                               -------------------------------  ----------------------------
(In thousands, except per share amounts)                            2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)
Operating expenses
Salaries and employee benefits                                    $     50,459     $   48,616     $   98,799     $   99,433
Loan                                                                     9,102         15,531         18,741         22,020
Property and equipment (including $830, $812, $1,646 and $1,637
    of rental expense paid to real estate segment, respectively)        11,410          8,781         23,913         17,207
Marketing                                                                1,171          2,066          4,029          5,689
Data processing                                                          8,484          6,835         16,714         13,079
Depreciation and amortization                                            8,952          8,450         17,753         16,856
Deposit insurance premiums                                                 346            363            680            709
Amortization of goodwill and other intangible assets                       554            575          1,155          1,173
Other                                                                   13,703         13,361         27,618         26,116
                                                               ----------------  -------------  -------------  -------------
Total operating expenses                                               104,181        104,578        209,402        202,282
----------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                          $     31,663     $   36,772     $   59,098     $   55,425
----------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                  $     27,455     $   35,968     $   49,794     $   55,452
Income tax provision                                                     9,524         12,162         16,988         16,853
                                                               ----------------  -------------  -------------  -------------
Income before minority interest                                         17,931         23,806         32,806         38,599
Minority interest held by affiliates                                    (2,858)        (3,736)        (5,240)        (5,190)
Minority interest -- other                                              (6,327)        (6,327)       (12,656)       (12,656)
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                          $      8,746     $   13,743     $   14,910     $   20,753
----------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                  $      7,391     $   12,389     $   12,201     $   18,045

NET INCOME PER COMMON SHARE
Income before minority interest                                   $       3.43      $    4.65      $    6.24      $    7.44
Minority interest held by affiliates                                     (0.59)         (0.77)         (1.09)         (1.08)
Minority interest -- other                                               (1.31)         (1.31)         (2.62)         (2.62)
----------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                       $       1.53      $    2.57      $    2.53      $    3.74
----------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================

                                                                    For the Three Months            For the Six Months
                                                                       Ended March 31                   Ended March 31
                                                               -------------------------------  ----------------------------
(Dollars in thousands)                                              2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net income                                                        $      8,746     $   13,743     $   14,910     $   20,753
Other comprehensive income:
    Net unrealized holding gains (losses)                               (1,508)        (1,198)         2,451         (1,615)
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                        $      7,238     $   12,545     $   17,361     $   19,138
----------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                       $       516      $     516      $     516      $     516
                                                               ----------------  -------------  -------------  -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                           6,642          6,642          6,642          6,642
                                                               ----------------  -------------  -------------  -------------

PAID-IN SURPLUS
Beginning and end of period                                             92,943         92,943         92,943         92,943
                                                               ----------------  -------------  -------------  -------------

RETAINED EARNINGS (DEFICIT)
Beginning of period                                                     (6,591)       (43,986)       (11,401)       (49,642)
Net income                                                               8,746         13,743         14,910         20,753
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                           (1,355)        (1,354)        (2,709)        (2,708)
                                                               ----------------  -------------  -------------  -------------
End of period                                                              800        (31,597)           800        (31,597)
                                                               ----------------  -------------  -------------  -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                      2,289           (417)        (1,670)            --
Net unrealized holding gains (losses)                                   (1,508)        (1,198)         2,451         (1,615)
                                                               ----------------  -------------  -------------  -------------
End of period                                                              781         (1,615)           781         (1,615)
                                                               ----------------  -------------  -------------  -------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                         (41,848)       (41,848)       (41,848)       (41,848)
----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                        $     59,834     $   25,041     $   59,834     $   25,041
----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================

                                                                                                    For the Six Months
                                                                                                      Ended March 31
                                                                                                ----------------------------
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss                                                                                          $   (6,048)     $      (7)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                       9,203          8,063
    Gain on sale of property                                                                              --         (2,545)
    Increase in accounts receivable and accrued income                                                  (366)          (670)
    Increase in deferred tax asset                                                                    (3,256)            (4)
    Decrease in accounts payable and accrued expenses                                                 (1,600)        (5,938)
    Amortization of debt expense                                                                         920            890
    Equity in earnings of unconsolidated entities                                                     (5,742)        (3,998)
    Dividends and tax sharing payments                                                                12,900          6,400
    Other                                                                                             (3,512)        (1,456)
                                                                                                -------------  -------------
                                                                                                       2,499            735
                                                                                                -------------  -------------
Banking
Net income                                                                                            20,958         20,760
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                                     8,804          2,241
    Depreciation and amortization                                                                     17,753         16,856
    Loss on retirement of fixed assets                                                                 2,034             --
    Provision for loan and lease losses                                                               32,896         33,939
    Capitalized interest on real estate under development                                                 --         (1,683)
    Proceeds from sales of trading securities                                                        733,206        182,482
    Net fundings of loans held for sale and/or securitization                                     (1,099,220)      (546,546)
    Proceeds from sales of loans held for sale and/or securitization                               1,108,716        637,976
    Loss on sales of real estate held for sale                                                         1,013            248
    Provision for losses on real estate held for investment or sale                                    2,100          2,100
    (Gain) loss on sales of trading securities, net                                                   (8,891)           119
    Increase in interest-only strips                                                                 (16,085)       (18,137)
    (Increase) decrease in servicing assets                                                          (20,053)        10,218
    Amortization of goodwill and other intangible assets                                               1,159          1,178
    Decrease in other assets                                                                          43,081          3,506
    Increase (decrease) in other liabilities                                                         (24,403)        26,187
    Minority interest held by affiliates                                                               5,240          5,190
    Minority interest - other                                                                          4,875          4,875
    Other                                                                                             46,677         39,641
                                                                                                -------------  -------------
                                                                                                     859,860        421,150
                                                                                                -------------  -------------
Net cash provided by operating activities                                                            862,359        421,885
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                     (3,666)       (17,067)
Property acquisitions                                                                                     --        (15,159)
Property sales                                                                                            22          7,287
Note receivable and accrued interest -- related party
  Repayments                                                                                              --          2,000
Equity investment in unconsolidated entities                                                           1,469          1,467
Net proceeds from settlement escrow                                                                    9,628             --
Other                                                                                                     --              2
                                                                                                -------------  -------------
                                                                                                       7,453        (21,470)
                                                                                                -------------  -------------
Banking
Net proceeds from redemption (purchases) of Federal Home Loan Bank stock                              28,187         (8,087)
Net proceeds from sales of real estate                                                                13,283          9,758
Net principal collected (fundings) of loans and leases receivable                                    889,990       (143,072)
Principal collected on mortgage-backed securities                                                    264,514        165,779
Purchases of investment securities                                                                   (11,730)           (31)
Purchases of loans receivable                                                                     (1,327,025)      (564,327)
Purchases of property and equipment                                                                  (35,989)       (48,533)
Disbursements for real estate held for investment or sale                                             (5,199)            --
Increase in goodwill                                                                                      --         (4,178)
Other                                                                                                  2,076         (4,634)
                                                                                                -------------  -------------
                                                                                                    (181,893)      (597,325)
                                                                                                -------------  -------------
Net cash provided by (used in) investing activities                                                 (174,440)      (618,795)
----------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                                                    For the Six Months
                                                                                                      Ended March 31
                                                                                                ----------------------------
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing                                                                  $    1,386     $   14,160
Principal curtailments and repayments of mortgages                                                    (4,188)        (5,557)
Proceeds from secured note financings                                                                     --         13,000
Repayments of secured note financings                                                                 (2,500)        (5,500)
Proceeds from sales of unsecured notes                                                                 7,969          5,385
Repayments of unsecured notes                                                                         (3,782)        (2,758)
Costs of obtaining financings                                                                           (204)          (254)
Dividends paid - preferred shares of beneficial interest                                              (6,000)        (6,000)
                                                                                                -------------  -------------
                                                                                                      (7,319)        12,476
                                                                                                -------------  -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                              24,120,079     20,919,769
Customer withdrawals of deposits and payments for maturing certificates of deposit               (24,122,165)   (20,739,955)
Net increase in securities sold under repurchase agreements                                          (63,623)      (138,464)
Advances from the Federal Home Loan Bank                                                           3,815,317      3,800,748
Repayments of advances from the Federal Home Loan Bank                                            (4,379,057)    (3,652,447)
Net increase (decrease) in other borrowings                                                           (7,189)        (4,842)
Cash dividends paid on preferred stock                                                                (4,875)        (4,875)
Cash dividends paid on common stock                                                                  (10,000)        (8,000)
Other                                                                                                 23,659         61,968
                                                                                                -------------  -------------
                                                                                                    (627,854)       233,902
                                                                                                -------------  -------------
Net cash provided by (used in) financing activities                                                 (635,173)       246,378
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                             52,746         49,468
Cash and cash equivalents at beginning of period                                                     423,855        446,362
                                                                                                -------------  -------------
Cash and cash equivalents at end of period                                                        $  476,601     $  495,830
----------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                 $   16,493     $    9,870
    Banking
        Cash and other deposits                                                                      460,108        352,960
        Federal funds sold and securities purchased under agreements to resell                            --        133,000
                                                                                                -------------  -------------
    Cash and cash equivalents at end of period                                                    $  476,601     $  495,830
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                      $  173,262     $  241,567
        Income taxes paid                                                                             12,712            109
        Shares of Saul Centers, Inc. common stock                                                      4,201          3,852
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                         2,406          2,055
        Distributions from Saul Holdings Limited Partnership                                           3,263          3,263

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                             2,620          2,079
    Loans held for sale exchanged for trading securities                                             725,037        192,045
    Loans receivable transferred to loans held for securitization and sale                           924,085        396,529
    Loans receivable transferred to real estate acquired in settlement of loans                        1,882            376
    Loans held for sale transferred to loans receivable                                               11,406             --

----------------------------------------------------------------------------------------------------------------------------
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

2. The accompanying financial statements include the accounts of B.F. Saul Real
Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate
Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy
Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany transactions, except as disclosed elsewhere on the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate
Trust and the bank are presented gross in the Consolidated Statements of Cash
Flows.

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

4. BANKING:

LOANS HELD FOR SECURITIZATION AND/OR SALE:

Loans held for securitization and/or sale is composed of the following:

                                                              March 31,            September 30,
                                                                2002                   2001
                                                          ------------------     ------------------

Single-family residential loans                                  $  712,670             $  233,359
Automobile loans                                                     39,562                282,000
Home improvement and related loans                                      496                 12,724
                                                          ------------------     ------------------
Total                                                            $  752,728             $  528,083
                                                          ==================     ==================

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                                               March 31,             September 30,
                                                                                 2002                    2001
                                                                          --------------------    --------------------

Single-family residential                                                         $  3,792,957            $  4,555,814
Home equity                                                                            485,269                 372,095
Real estate construction and ground                                                    450,674                 472,489
Commercial real estate and multifamily                                                  27,842                  30,703
Commercial                                                                           1,397,223               1,376,582
Automobile                                                                             530,492                 361,930
Subprime automobile                                                                    317,774                 420,658
Automobile leases                                                                    1,135,450               1,124,106
Home improvement and related loans                                                     110,380                 100,494
Overdraft lines of credit and other consumer                                            36,961                  36,356
                                                                          --------------------    --------------------
                                                                                     8,285,022               8,851,227
                                                                          --------------------    --------------------

Less:
Undisbursed portion of loans                                                           860,595                 812,325
Unearned discounts and net deferred loan origination costs                             (47,627)               (42,611)
Allowance for losses on loans and leases                                                69,018                  63,018
                                                                          --------------------    --------------------
                                                                                       881,986                 832,732
                                                                          --------------------
                                                                                                  --------------------
Total                                                                             $  7,403,036            $  8,018,495
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

Real estate held for investment or sale is composed of the following:

                                                                       March 31,                 September 30,
                                                                          2002                        2001
                                                                   -------------------         -------------------
  Real estate held for investment (net of allowance
  for losses of $202 for both periods)                                     $      925                   $     925

  Real estate held for sale (net of allowance for
  losses of $85,266 and $85,152, respectively)                                 24,084                      30,779
                                                                   -------------------         -------------------

  Total real estate held for investment or sale                            $   25,009                  $   31,704
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

Recent Developments Regarding Arthur Andersen LLP. On March 14, 2002, our
independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the government's investigation of
Enron. In light of this and other recent, highly publicized developments concerning Arthur Andersen, the Audit Committee and the Board of Trustees has
been monitoring, and will continue to monitor, the engagement of Arthur Andersen and other developments relating to that firm. In addition, it is becoming increasingly likely that in the near future, based on circumstances existing at that time, the Company will elect to appoint an accounting firm other than
Arthur Andersen to serve as our independent public accountant for the fiscal year ending September 30, 2002.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at March 31, 2002, consisted primarily of hotels, office projects and land parcels. At March 31, 2002 the hotel portfolio included 18 properties containing 3,578 available rooms and the office portfolio consisted of 12 properties containing 1,878,000 square feet of gross leasable area. An additional office property containing 100,000 square feet of gross leasable area was placed in service in April 2002.

The Real Estate Trust was directly affected by the terrorist attacks of
September 11 because of its concentration of hotels in the Washington, DC metropolitan area, one of the sites of the attacks. Eleven of the Real Estate
Trust's eighteen hotels are located in the Washington, DC metropolitan area. In addition, five of these eleven hotels are within minutes from either Washington
Reagan National Airport or Dulles International Airport and were more directly affected by the sharp decline in air travel. The two hotels located near Reagan
National were especially affected by Reagan National's prolonged closure and limited flight schedule during the first half of fiscal 2002.

Consequently, the hotel portfolio experienced an average occupancy rate of 55%
and an average room rate of $86.05 during the six-month period ended March 31,
2002, compared to an average occupancy of 64% and an average room rate of $96.14 during the same period in the prior year. For the sixteen hotels owned throughout both periods, the average occupancies were 55% and 65%, and the average rates were $82.72 and $94.41. REVPAR (revenue per available room) for the sixteen hotels was $45.81 for the six-month period ended March 31, 2002, a
25% decrease from REVPAR for the six-month period ended March 31, 2001 of
$61.27.

The Real Estate Trust has developed strategies to manage its hotel operations through this downturn. The Real Estate Trust has focused on reducing its direct operating expenses related to the hotels and has reduced its hotel capital expenditure budget for 2002.

Office space in the Real Estate Trust's office property portfolio was 87% leased at March 31, 2002, compared to leasing rates of 92% and 96% at September 30,
2001 and at March 31, 2001. The decline in leasing rates was primarily due to the Trust placing into service, during December 2001, an 81,000 square foot building that remains unleased. At March 31, 2002, the Real Estate Trust's office property portfolio consisted of 12 properties and had a total gross leasable area of 1.9 million square feet, of which 80,000 square feet (4.3%) and
205,000 square feet (11.0%) are subject to leases whose terms expire in the balance of fiscal 2002 and in fiscal 2003.

BANKING

General. The bank's assets at the end of the current quarter were $10.8 billion, a decrease of $529.9 million from the last quarter. Total loans and leases decreased $370.6 million during the quarter to $8.2 billion at March 31, 2002.
This decrease was primarily due to the securitization and/or sale of $687.4 million of single-family residential loans, which was partially offset by increases in automobile leases, commercial loans and home equity loans. The bank recorded operating income of $31.7 million during the quarter ended March 31,
2002, compared to operating income of $36.8 million in the prior corresponding quarter. Contributing to the decreased income for the current quarter were decreases in net interest income and other (non-interest) income which was partially offset by a decrease in the provision for loan and lease losses.

At March 31, 2002, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.91%, 5.91%, 7.28% and 11.14%, respectively. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

During the quarter ended March 31, 2002, the bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $500 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the bank's non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                             March 31,          December 31,        September 30,
                                                                               2002                 2001                 2001
                                                                         -----------------   ------------------   ------------------
 Non-performing assets:
      Non-accrual loans:
          Residential                                                     $        12,101     $         11,338     $          7,314
          Real estate construction and ground                                         527                    -                    -
          Subprime automobile                                                       9,983               14,816               13,379
          Other consumer                                                            5,126                6,882                7,028
                                                                         -----------------   ------------------   ------------------
             Total non-accrual loans (1)                                           27,737               33,036               27,721
                                                                         -----------------   ------------------   ------------------

      Real estate owned                                                           109,350              115,672              115,931
      Allowance for losses on real estate owned                                   (85,266)             (86,302)             (85,152)
                                                                         -----------------   ------------------   ------------------
          Real estate owned, net                                                   24,084               29,370               30,779
                                                                         -----------------   ------------------   ------------------

 Total non-performing assets                                              $        51,821     $         62,406     $         58,500
                                                                         =================   ==================   ==================

 Allowance for losses on loans and leases                                 $        69,018     $         66,018     $         63,018
 Allowance for losses on real estate held for investment                              202                  202                  202
 Allowance for losses on real estate owned                                         85,266               86,302               85,152
                                                                         -----------------   ------------------   ------------------

      Total allowances for losses                                         $       154,486     $        152,522     $        148,372
                                                                         =================   ==================   ==================

 Ratios:

      Total non-performing assets to total assets (2)                               0.48%                0.55%                0.51%

      Total allowance for losses to total non-performing assets (1)               112.69%              102.56%              103.29%

      Allowance for losses on real estate loans to non-accrual
        real estate loans (1)                                                      61.97%               70.96%               70.86%

      Allowance for losses on consumer loans and leases to
        non-accrual consumer loans (1)(3)                                         290.89%              207.58%              230.55%

      Allowance for losses on loans and leases
         to non-accrual loans (1)                                                 248.83%              199.84%              227.33%

      Allowance for losses on loans and leases to total loans
         and leases receivable (4)                                                  0.84%                0.77%                0.73%

 (1)  Before deduction of allowances for losses.
 (2)  Total non-performing assets are presented after allowances for losses on real estate held for sale.
 (3)  Includes subprime automobile loans.
 (4)  Includes loans and leases receivable and loans held for sale and/or securitization, before deduction of allowance for losses.

Non-performing assets totaled $51.8 million, after valuation allowances on REO of $85.3 million, at March 31, 2002, compared to $62.4 million, after valuation allowances on REO of $86.3 million, at December 31, 2001. In addition to the valuation allowances on REO, the bank maintained $69.0 million and $66.0 million of valuation allowances on its loan and lease portfolio at March 31, 2002 and
December 31, 2001, respectively. The $10.6 million decrease in non-performing assets for the current quarter was attributable to a decrease in non-accrual loans of $5.3 million and a net decrease in REO of $5.3 million. See
"Non-accrual Loans" and "REO."

Non-accrual Loans. The bank's non-accrual loans totaled $27.7 million at March
31, 2002, as compared to $33.0 million at December 31, 2001. At March 31, 2002, non-accrual loans consisted of $12.6 million of non-accrual real estate loans and $15.1 million of non-accrual consumer and other loans, compared to non-accrual real estate loans of $11.3 million and non-accrual consumer and other loans of $21.7 million at December 31, 2001. Total non-accrual consumer loans decreased primarily as a result of decreases of delinquent discontinued
subprime automobile loans.

REO. At March 31, 2002, the bank's REO totaled $24.1 million, after valuation allowances on those assets of $85.3 million as set forth in the following table.
The principal component of REO consists of four planned unit developments (the
"Communities"), all of which are under active development. Only commercial ground properties remain in two of the four Communities.

                           Number                            Balance Before                Balance After   Percent
                          of           Gross       Charge-     Valuation      Valuation      Valuation       of
(Dollars in thousands)   Properties    Balance        Offs     Allowances     Allowances    Allowances       Total
                         -------------------------------------------------------------------------------------------
Communities                  4         $ 130,295    $ 29,767     $   100,528    $  81,535      $   18,993     78.9%

Residential ground           1               100           -             100          100               -         -

Commercial ground            1             9,754       2,732           7,022        3,631           3,391     14.1%

Single-family
residential properties       8             1,875         175           1,700            -           1,700      7.0%
                         -------------------------------------------------------------------------------------------

   Total REO                 14        $ 142,024    $ 32,674     $   109,350    $  85,266      $   24,084    100.0%
                         ===========================================================================================

During the three months ended March 31, 2002, REO decreased $5.3 million primarily as a result of sales of $7.4 million and increased provision for losses of $1.1 million. The decrease was partially offset by $2.6 million in lot finishing and infrastructure costs in one of the communities and $0.6 million in other additions to REO.

During the three months ended March 31, 2002, the bank received revenues of $8.4 million from the disposition of 30 residential lots or units in the Communities
($1.2 million), approximately 22 acres of commercial land in two of the
Communities ($4.2 million), one residential ground property ($2.5 million) and one single-family residential property ($0.5 million).

Delinquent Loans. At March 31, 2002, delinquent loans totaled $81.7 million, or
1.0% of loans, compared to $117.5 million, or 1.4% of loans, at December 31,
2001. The following table sets forth information regarding the bank's delinquent loans at March 31, 2002.

                                                      Principal Balance
                                                   (Dollars in Thousands)
                        ------------------------------------------------------------------------------

                           Real           Subprime                           Other                         Total as a
                          Estate        Automobile                         Consumer                        Percentage
                          Loans           Loans           Commercial         Loans           Total        of Loans (1)
                        -----------    -------------    --------------    ------------     -----------    -------------

Loans delinquent for:
30-59 days...             $  7,736         $ 37,855          $  5,850        $ 11,792         $63,233             0.8%
60-89 days....               4,132           11,000                 -           3,290          18,422             0.2%
                                                                                                          -------------
                      -------------    -------------    --------------    ------------     -----------
 Total...........         $ 11,868      $    48,855          $  5,850        $ 15,082         $81,655             1.0%
                      =============    =============    ==============    ============     ===========    =============
--------------------------
(1)   Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $11.9 million at March 31, 2002, from $18.8 million at December 31, 2001, when delinquencies are at their traditional season high.

Delinquent subprime automobile loans decreased to $48.9 million at March 31,
2002, from $76.8 million at December 31, 2001, primarily because delinquencies are at their traditional season high in the December quarter and the bank's portfolio of these discontinued loans continues to decline as a result of the bank's prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 20 loans totaling $5.9 million at March 31, 2002. There were no delinquent commercial loans at December 31, 2001. The increase in delinquencies reflect general economic conditions.

Other consumer loans delinquent 30-89 days decreased to $15.1 million at March
31, 2002, from $21.9 million at December 31, 2001, when the delinquencies are at their traditional seasonal high.

Troubled Debt Restructurings. At March 31, 2002 and December 31, 2001, the bank had no troubled debt restructurings.

Real Estate Held for Investment. At March 31, 2002 and December 31, 2001, real estate held for investment consisted of one property with book value of $1.1 million, before valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and leases and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets, which the bank disposed of during such periods.

Analysis of Allowance for and Chargeoffs of Loans and Leases
(Dollars in thousands)

                                                                   Six Months Ended              Three Months
                                                                       March 31,                     Ended
                                                           ---------------------------------       March 31,
                                                                 2002              2001              2002
                                                           ---------------  ----------------    ---------------

 Balance at beginning of period                             $      63,018    $       54,018      $      66,018
                                                           ---------------  ----------------    ---------------

 Provision for loan and lease losses                               32,896            33,939             14,976
                                                           ---------------  ----------------    ---------------

 Chargeoffs:
               Single-family residential and home equity             (484)             (381)              (276)
               Subprime automobile                                (22,527)          (26,555)           (10,078)
               Other                                              (10,107)           (8,191)            (4,898)
                                                           ---------------  ----------------    ---------------
                   Total chargeoffs                               (33,118)          (35,127)           (15,252)
                                                           ---------------  ----------------    ---------------

 Recoveries:
               Single-family residential and home equity               44                38                  9
               Subprime automobile                                  4,896             3,127              2,545
               Other                                                1,282             1,023                722
                                                           ---------------  ----------------    ---------------
                   Total recoveries                                 6,222             4,188              3,276
                                                           ---------------  ----------------    ---------------

 Chargeoffs,  net of recoveries                                   (26,896)          (30,939)           (11,976)
                                                           ---------------  ----------------    ---------------

 Balance at end of period                                   $      69,018    $       57,018      $      69,018
                                                           ===============  ================    ===============

 Provision for loan and lease losses to average loans
   and leases (1) (2)                                               0.78%             0.79%              0.72%
 Net loan and lease chargeoffs to average loans
   and leases (1) (2)                                               0.64%             0.72%              0.57%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                         0.84%             0.65%              0.84%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization.
 (3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                                                March 31,
                                        ----------------------------------------------------------          September 30,
                                                    2002                           2001                          2001
                                        ----------------------------   ---------------------------   ----------------------------
                                                        Percent of                    Percent of                     Percent of
                                                         Loans to                      Loans to                       Loans to
                                           Amount      Total Loans        Amount     Total Loans        Amount      Total Loans
                                        -------------  -------------   ------------- -------------   -------------  -------------

Balance at end of period allocated to:

Single-family residential               $      2,485         55.1%    $      2,686        60.7%    $      2,686         55.9%
Home equity                                      539          5.9               447         3.5               448          4.4
Commercial real estate and multifamily           160          0.3             1,394         0.4               197          0.4
Real estate construction and ground            4,641          3.0             4,141         4.9             1,852          3.1
Commercial                                    10,516          9.1             9,021         6.2             9,135          9.0
Automobile                                     3,780          7.0             9,034         8.2             7,034          7.5
Automobile leases                              5,866         13.9             2,500         8.4             6,000         13.1
Subprime automobile                           32,000          3.9            25,782         6.2            32,000          4.9
Home improvement and related loans             1,694          1.4             1,523         1.1             1,523          1.3
Overdraft lines of credit and
    other consumer                               610          0.4               490         0.4               491          0.4
Unallocated                                    6,727            -                 -           -             1,652            -
                                        -------------                  -------------                 -------------
    Total                               $     69,018                   $     57,018                  $     63,018
                                        =============                  =============                 =============

Real Estate Held for Investment or Sale
(Dollars in thousands)

 Activity in Allowance for Losses

                                                     Six Months Ended               Three Months
                                                        March 31,                       Ended
                                            ----------------------------------        March 31,
                                                 2002               2001                2002
                                            ---------------   ----------------   -------------------

 Balance at beginning of period:
     Real estate held for investment         $         202     $          202     $             202
     Real estate held for sale                      85,152             80,752                86,302
                                            ---------------   ----------------   -------------------
       Total                                        85,354             80,954                86,504
                                            ---------------   ----------------   -------------------

 Provision for real estate losses:
     Real estate held for sale                       2,100              2,100                 1,050
                                            ---------------   ----------------   -------------------
       Total                                         2,100              2,100                 1,050
                                            ---------------   ----------------   -------------------

 Chargeoffs, net of recoveries:

     Real estate held for sale:
        Communities                                 (1,986)               (41)               (2,086)
                                            ---------------   ----------------   -------------------
             Total net chargeoffs                   (1,986)               (41)               (2,086)
                                            ---------------   ----------------   -------------------

 Balance at end of period:
     Real estate held for investment                   202                202                   202
     Real estate held for sale                      85,266             82,811                85,266
                                            ---------------   ----------------   -------------------
       Total                                 $      85,468     $       83,013     $          85,468
                                            ===============   ================   ===================

 Components of Allowance for Losses
                                               March 31,        December 31,        September 30,
                                                 2002               2001                2001
                                            ---------------   ----------------   -------------------

 Allowance for losses on real estate
   held for investment                       $         202     $          202     $             202
                                            ---------------   ----------------   -------------------

 Allowance for losses on real estate
   held for sale:
     Residential ground                                100              1,689                 1,689
     Commercial ground                               3,631              3,631                 3,631
     Communities                                    81,535             80,982                79,832
                                            ---------------   ----------------   -------------------
       Total                                        85,266             86,302                85,152
                                            ---------------   ----------------   -------------------

        Total allowance for losses on real
          estate held for investment or sale $      85,468     $       86,504     $          85,354
                                            ===============   ================   ===================

At March 31, 2002, the bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale was $154.5 million, an increase of $2.0 million from December 31, 2001. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $93.3 million at March 31, 2002, which constituted 76.5% of total non-performing real estate assets, before valuation allowances. During the three months ended March 31, 2002, the bank recorded net charge-offs of $2.4 million on these assets. The allowance for losses on real estate held for sale at March 31, 2002 is in addition to approximately $32.7 million of cumulative charge-offs previously taken against assets remaining in the bank's portfolio at March 31, 2002.

At March 31, 2002 and December 31, 2001, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $44.0 million and $45.0 million, respectively. The decline in the allowance for losses on consumer loans and leases is primarily attributable to declining loan balances following recent automobile securitizations and sales.
Net chargeoffs of consumer and other loans totaled $11.7 million for the three months ended March 31, 2002, compared to $14.7 million for the three months ended December 31, 2001. The decline in net chargeoffs is attributable to declining subprime automobile loan balances coupled with decreased delinquencies following December's traditional seasonal high.

Asset and Liability Management. The following table presents the interest rate sensitivity of the bank's interest-earning assets and interest-bearing liabilities at March 31, 2002, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the bank's loans are based on recent actual and market experience.
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
                                         --------------- -------------- ---------------- --------------- -------------- ------------
 As of March 31, 2002
 Real estate loans:
  Adjustable-rate                        $    1,964,808  $     265,386  $       423,070  $      182,418  $     142,303  $  2,977,985
  Fixed-rate                                     94,577         72,836          237,099         171,534        479,393     1,055,439
  Home equity credit lines and second
     mortgages                                  502,170          3,143           11,032           8,840         38,963       564,148
 Commercial                                     581,530         21,700           68,688          46,084         25,943       743,945
 Consumer and other                             411,077        349,602        1,018,778         267,285         83,795     2,130,537
 Loans held for sale                            252,728              -                -               -              -       252,728
 Loans held for securitization and sale         500,000              -                -               -              -       500,000
 Mortgage-backed securities                     208,889        144,573          232,252         168,021        465,704     1,219,439
 Trading securities                               7,412              -                -               -              -         7,412
 Other investments                              293,989              -           46,427               -              -       340,416
                                         --------------- -------------- ---------------- --------------- -------------- ------------

  Total interest-earning assets               4,817,180        857,240        2,037,346         844,182      1,236,101     9,792,049
 Total non-interest earning assets                    -              -                -               -        978,298       978,298
                                         --------------- -------------- ---------------- --------------- -------------- ------------

   Total assets                          $    4,817,180  $     857,240  $     2,037,346  $      844,182  $   2,214,399  $ 10,770,347
                                         =============== ============== ================ =============== ============== ============

 Deposits:
  Fixed maturity deposits                $    1,654,381  $     467,977  $       181,304  $       57,618  $           -  $  2,361,280
   NOW and statement accounts                 2,099,843         46,399          154,538         105,183        224,157     2,630,120
   Money market deposit accounts              1,858,174              -                -               -              -     1,858,174
 Borrowings:
   Capital notes - subordinated                       -              -                -         150,000        100,000       250,000
   Other                                        287,986          1,299        1,478,851          22,412         98,081     1,888,629
                                         --------------- -------------- ---------------- --------------- -------------- ------------
  Total interest-bearing liabilities          5,900,384        515,675        1,814,693         335,213        422,238     8,988,203
 Minority interest                                    -              -                -               -        144,000       144,000
 Total non-interest bearing liabilities               -              -                -               -      1,095,155     1,095,155
 Stockholders' equity                                 -              -                -               -        542,989       542,989
                                         --------------- -------------- ---------------- --------------- -------------- ------------
   Total liabilities and stockholders'
    equity                               $    5,900,384  $     515,675  $     1,814,693  $      335,213  $   2,204,382  $ 10,770,347
                                         =============== ============== ================ =============== ============== ============

 Gap                                     $   (1,083,204) $     341,565  $       222,653  $      508,969  $     813,863
 Cumulative gap                          $   (1,083,204) $    (741,639) $      (518,986) $      (10,017) $     803,846
 Adjusted cumulative gap as a percentage
              of total assets                    (10.1)%         (6.9)%           (4.8)%          (0.1)%          7.5%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 6.9% at March 31, 2002, compared to a negative 9.4% at
December 31, 2001. The improvement in the bank's one year gap during this period results from various initiatives undertaken by management in light of the current interest rate environment, including increased origination of short-term adjustable rate mortgage loans. The bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At March 31, 2002, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the bank's regulatory capital levels at March 31,
2002, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                       Minimum                       Excess
                                                          Actual                 Capital Requirement                Capital
                                                ---------------------------  ---------------------------  --------------------------
                                                                  As a %                       As a %                       As a %
                                                   Amount        of Assets       Amount       of Assets       Amount       of Assets
                                                --------------   ----------  ---------------  ----------  ---------------  ---------

Stockholders' equity per financial statements   $     542,989
     Minority interest in REIT Subsidiary (1)         144,000
     Accumulated other comprehensive income (2)          (977)
                                                --------------
                                                      686,012

Adjustments for tangible and core capital:
     Intangible assets                                (46,038)
     Non-includable subsidiaries  (3)                  (1,411)
     Non-qualifying purchased/originated loan
       servicing rights                                (4,625)
                                                --------------
        Total tangible capital                        633,938        5.91%   $      161,034       1.50%   $      472,904      4.41%
                                                --------------   ==========  ===============  ==========  ===============  =========

        Total core capital (4)                        633,938        5.91%   $      429,424       4.00%   $      204,514      1.91%
                                                --------------   ==========  ===============  ==========  ===============  =========

        Tier 1 risk-based capital (4)                 633,938        7.28%   $      316,969       4.00%   $      316,969      3.28%
                                                --------------   ==========  ===============  ==========  ===============  =========

Adjustments for total risk-based capital:
     Subordinated capital debentures                  250,000
     Allowance for general loan and lease losses       69,018
                                                --------------
        Total supplementary capital                   319,018
                                                --------------
        Total risk-based capital (4)            $     952,956       11.14%   $      696,613       8.00%   $      256,343      3.14%
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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the bank's REO at March 31, 2002, after valuation allowances of $85.3 million, by the fiscal year in which the property was acquired through foreclosure.

             Fiscal Year             (In thousands)
             -----------          ------------------
             1990                         $     160  (1)
             1991                            18,833  (1)
             1992                                 -
             1993                                 -
             1994                                 -
             1995                             3,391  (1)
             1996                                 -
             1997                                 -
             1998                                 -
             1999                                 -
             2000                                 -
             2001                               504
             2002                             1,196
                                   -----------------
             Total REO                  $    24,084
                                   =================
-----------------------
(1)   Includes REO, with an aggregate net book value of $22.4 million, for which the bank received an extension of the holding periods through December 19,
      2002.

Although the bank stopped originating subprime automobile loans in November
2000, the bank's subprime automobile loan portfolio at March 31, 2002 exceeded
25% of its Tier 1 capital. As a result, the bank remains potentially subject to the OTS guidance for subprime lending, including increased capital requirements of 1 1/2 to 3 times the amount required for non-subprime assets of the same type.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust's cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real
Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the
Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real
Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the bank in recent periods should enhance prospects for the Real
Estate Trust to receive tax sharing payments and dividends from the bank. During the six-month period ended March 31, 2002, the bank made tax sharing payments totaling $4.9 million and dividend payments totaling $8.0 million to the Real
Estate Trust. Tax sharing and dividend payments received by the Real Estate
Trust are presented as cash flows from operating activities in the Consolidated
Statements of Cash Flows.

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

During the six-month period ended March 31, 2002, the Trust purchased through dividend reinvestment 216,000 shares of common stock of Saul Centers and as of
March 31, 2002, owned approximately 3,245,000 shares representing 22.1% of such company's outstanding common stock. As of March 31, 2002, the market value of these shares was approximately $72.0 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust's credit line bank.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings
Partnership") the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sales of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March
31, 2002, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate
Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

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
In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date is September 29, 2002. This facility is secured by a portion of the Real Estate Trust's ownership in Saul
Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2002, the Real Estate Trust had no outstanding borrowings under the facility and unrestricted availability was $50.0 million.

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
In July 2000, the line of credit was further increased to $25.0 million. The current maturity date for this line is July 31, 2002. Interest is computed by reference to a floating rate index. At March 31,2002, the Real Estate Trust had no outstanding borrowings under this facility and unrestricted availability was
$25.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at March 31,
2002 for the balance of fiscal 2002 and subsequent years is set forth in the following table:

                       Debt Maturity Schedule
                           (In thousands)
-------------------------------------------------------------------
Fiscal        Mortgage   Notes Payable-  Notes Payable-
 Year          Notes        Secured        Unsecured      Total
-------------------------------------------------------------------
2002(1)        $29,309    $    ---        $  4,260       $ 33,569
2003            27,940         ---          11,919         39,859
2004             9,009        ---           11,617         20,626
2005            13,651         ---           9,659         23,310
2006            94,406         ---           5,714        100,120
Thereafter     148,633     200,000          11,735        360,368
-------------------------------------------------------------------
Total         $322,948    $200,000        $ 54,904       $577,852
===================================================================
(1)  April 1,2002 - September 30,2002

Of the $323.0 million of mortgage debt outstanding at March 31, 2002, $294.2 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I.
The cost of development was $8.4 million and was financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in
December 2000, and the building was placed in service during December 2001. No leases have been signed as yet for space in the building.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building is known as Dulles North Building Four. Development costs are projected to be $10.8 million and are being financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction of the base building is completed and the building was placed in service in April 2002. The Real Estate Trust has negotiated a lease with a tenant for the entire building and occupancy is expected during the third quarter of fiscal 2002.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.0 to $13.0 million per year for the next several years.

BANKING

Liquidity. The bank's average liquidity ratio for the quarter ended March 31,
2002, was 8.4%, compared to 9.1% for the quarter ended December 31, 2001.

As part of its mortgage banking activities, the bank sold $687.4 million of single-family residential loans during the current quarter. As part of its operating strategy, the bank continues to explore opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

The bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of loan receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $21.4 million and
$28.0 million, respectively, at March 31, 2002, and $26.0 million and $29.6 million, respectively, at December 31, 2001, both of which are included in other assets in the Consolidated Balance Sheets.

The bank also is obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the bank. At March 31, 2002, recourse to the bank under these arrangements was $6.1 million, consisting of restricted cash accounts of $3.7 million and overcollateralization of receivables of $2.4 million.

The bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At March 31, 2002 and December 31,
2001, recourse to the bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at March 31, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 (the "2002 quarter") COMPARED TO
      THREE MONTHS ENDED MARCH 31, 2001 (the "2001 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$602,000 and an operating loss of $4.2 million in the 2002 quarter compared to income before depreciation and amortization of $3.6 million and an operating loss of $804,000 in the 2001 quarter. The increase in the operating loss was largely attributable to declining results from operations of income-producing properties.

Income after direct operating expenses from hotel properties decreased
$3,242,000 (33.9%)in the 2002 quarter over the level achieved in the 2001 quarter. This decrease was attributable to a decrease of $366,000 from two acquisition properties while results from sixteen properties owned throughout both quarters decreased by $2,875,000 (35.7%). The decrease in total revenue of
$5,159,000 (20.2%) was partially offset by the decrease of $1,917,000 (12.0%) in direct operating expenses. For the sixteen hotels owned throughout both periods, the decrease in total revenue was $4,774,000 (21%) and the decrease in direct operating expenses was $1,899,000 (12.9%).

Income after direct operating expenses from office and industrial properties decreased $807,000 (10.5%) in the 2002 quarter compared to such income in the
2001 quarter. $534,000 (7.6%) of this decrease reflected lower results from the ten properties owned throughout both quarters and $272,000 reflected lower results caused by a property no longer in the portfolio and two acquisition properties. The decrease in total revenue of $830,000 (7.9%) with an increase was offset slightly by the decrease of $24,000 (0.9%) in direct operating expenses. For the ten properties owned throughout both periods, the decrease in total revenue was $464,000 (4.9%) with an increase in direct operating expenses of $69,000 (2.7%). Additionally the 2001 quarter reflected $369,000 in total revenue and $158,000 in direct expenses from a property which was sold in the latter part of fiscal 2001.

Other income decreased $118,000 (24.2%) during the 2002 quarter due principally to lower interest income.

Land parcels and other expense decreased $34,000 (12.6%) during the 2002 quarter.

Interest expense decreased $176,000 (1.4%) in the 2002 quarter, primarily because of lower mortgage interest and lower interest on bank lines of credit.
The average balance of the Real Estate Trust's outstanding borrowings increased to $578.1 million for the 2002 quarter from $562.5 million for the 2001 quarter.
The increase in average borrowings was the result of mortgage loan refinancings and unsecured note sales. The weighted average cost of borrowings was 8.9% in the 2002 quarter compared to 9.4% in the 2001 quarter.

Capitalized interest increased $79,000 (78.0%) during the 2002 quarter due to greater level of development activity in the current period.

Amortization of debt expense decreased $29,000 (12.8%) in the 2001 quarter.

Depreciation increased $450,000 (10.8%) in the 2002 quarter as a result of the addition new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $30,000
(1.0%) in the 2002 quarter from their expense level in the 2001 quarter. The monthly advisory fee in the 2002 quarter was $475,000 compared to $363,000 in the 2001 quarter, which resulted in an aggregate increase of $337,000.
Management fees decreased $307,000 (16.1%) in the current quarter, reflecting both lower hotel sales and office rents on which the fees are based.

General and administrative expense increased $97,000 (24.0%) in the 2002 quarter, principally as a result of higher legal expense in the current period.

Equity on earnings of unconsolidated entities reflected earnings of $3,140,000 in the 2002 quarter, an increase of $1,026,000 (48.5%) over the amount recorded in the 2001 quarter. The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING

Overview. The bank recorded operating income of $31.7 million for the 2002 quarter compared to operating income of $36.8 million for the 2001 quarter. Net interest income and other (non-interest) income decreased in the 2002 quarter, but the decrease was partially offset by a decrease in the provision for loan and lease losses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, decreased $5.5 million (or 6.1%) in the 2002 quarter compared to the 2001 quarter. There was no interest income recorded during the 2002 quarter on non-accrual assets and restructured loans. The bank would have recorded interest income of $0.9 million for the 2002 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Asset
Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                       Three Months Ended March 31,
                                           --------------------------------------------------------------------------------------
                                                             2002                                        2001
                                           ------------------------------------------  ------------------------------------------
                                              Average                       Yield/         Average                      Yield/
                                              Balances        Interest       Rate         Balances        Interest       Rate
                                           -------------    -----------   -----------  --------------   -----------   -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1) $  8,358,056     $  132,777       6.35%    $   8,781,294    $  181,001       8.24%
      Mortgage-backed securities              1,261,895         19,010       6.03            925,616        14,944       6.46
      Federal funds sold and securities
        purchased under agreements to
        resell                                   63,992            283       1.77             56,360           774       5.49
      Trading securities                         58,852          1,037       7.05             21,050           372       7.07
      Investment securities                      46,319            384       3.32             45,678           683       5.98
      Other interest-earning assets             207,114          1,667       3.22            193,440         3,257       6.73
                                           -------------    -----------                --------------   -----------
        Total                                 9,996,228        155,158       6.21         10,023,438       201,031       8.02
                                                            -----------   -----------                   -----------   -----------

    Noninterest-earning assets:
      Cash                                      210,336                                      260,092
      Real estate held for investment
        or sale                                  30,371                                       48,963
      Property and equipment,  net              454,917                                      383,291
      Goodwill and other intangible
        assets, net                              26,271                                       25,972
      Other assets                              309,605                                      298,144
                                           -------------                               --------------
        Total assets                       $ 11,027,728                                $  11,039,900
                                           =============                               ==============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                    $  1,500,238          1,109       0.30      $   1,284,814         2,116       0.66
        Savings deposits                        946,598          2,289       0.97            871,662         3,563       1.64
        Time deposits                         2,489,490         26,974       4.33          2,981,473        45,955       6.17
        Money market deposits                 1,784,169          7,714       1.73          1,337,221        13,108       3.92
                                           -------------      ---------                --------------     ---------
        Total deposits                        6,720,495         38,086       2.27          6,475,170        64,742       4.00
      Borrowings                              2,623,237         31,383       4.79          3,057,580        45,057       5.89
                                           -------------    -----------                --------------   -----------
        Total liabilities                     9,343,732         69,469       2.97          9,532,750       109,799       4.61
                                                            -----------   -----------                   -----------   -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits              821,223                                      654,798
      Other liabilities                         200,647                                      231,955
      Minority interest                         144,000                                      144,000
      Stockholders' equity                      518,126                                      476,397
                                           -------------                               --------------
        Total liabilities and
          stockholders' equity             $ 11,027,728                                $  11,039,900
                                           =============                               ==============

Net interest income                                         $   85,689                                  $   91,232
                                                            ===========                                 ===========
Net interest spread (2)                                                      3.23%                                      3.42%
                                                                          ===========                                 ===========
Net yield on interest-earning assets (3)                                     3.43%                                      3.64%
                                                                          ===========                                 ===========
Interest-earning assets to interest-bearing liabilities                    106.98%                                    105.15%
                                                                          ===========                                 ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                    Three Months Ended March 31, 2002
                                                                               Compared to
                                                                    Three Months Ended March 31, 2001
                                                                           Increase (Decrease)
                                                                          Due to Change in (1)
                                                          ------------------------------------------------------
                                                                                                      Total
                                                               Volume               Rate              Change
                                                          ---------------     ---------------    ---------------

Interest income:
      Loans (2)                                           $       (8,374)     $      (39,850)    $      (48,224)
      Mortgage-backed securities                                  10,164              (6,098)             4,066
      Federal funds sold and securities
        purchased under agreements  to resell                        617              (1,108)              (491)
      Trading securities                                             672                  (7)               665
      Investment securities                                           65                (364)              (299)
      Other interest-earning assets                                1,431              (3,021)            (1,590)
                                                          ---------------     ---------------    ---------------
          Total interest income                                    4,575             (50,448)           (45,873)
                                                          ---------------     ---------------    ---------------

Interest expense:
      Deposit accounts                                            15,898             (42,554)           (26,656)
      Borrowings                                                  (5,907)             (7,767)           (13,674)
                                                          ---------------     ---------------    ---------------
          Total interest expense                                   9,991             (50,321)           (40,330)
                                                          ---------------     ---------------    ---------------

Increase in net interest income                           $       (5,416)     $         (127)    $       (5,543)
                                                          ===============     ===============    ===============

----------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2002 quarter decreased $45.9 million (22.8%) from the level in the 2001 quarter as a result of lower average yields, particularly on loans and leases, coupled with a $423.2 million decline in average balances of loans and leases. A $336.3 million increase in the average balance of mortgage-backed securities partially offset the decrease in interest income.

The bank's net interest spread decreased to 3.23% in the 2002 quarter, from
3.42% in the 2001 quarter, primarily because the average yield of the bank's interest-earning assets decreased more than the average cost of its interest-bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 107.0% for the 2002 quarter, compared to 105.2% for the 2001 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $48.2 million from the 2001 quarter primarily because of lower average yields. The average yield on the loan and lease portfolio decreased 189 basis points (from 8.24% to 6.35%) from the 2001 quarter. Interest income declined by $24.7 million (or 27.0%) on single-family residential loans, and by
$15.2 million (or 25.8%) on automobile loans, primarily because of lower average yields on those loans. In addition, lower average yields on commercial loans and home equity loans contributed to decreases in terest income of $3.7 million (or
29.1%) and $1.9 million (or 27.2%), respectively, from those loans. Partially offsetting the decrease in interest income were increases in the average balances of home equity loans, commercial loans and home improvement loans.

Interest income on mortgage-backed securities increased $4.1 million (or 27.2%)
primarily because of higher average balances. The effect of the $336.3 million increase in average balances was partially offset by a decrease in the average interest rates on those securities from 6.46% to 6.03%.

Interest expense on deposits decreased $26.7 million (or 41.2%) during the 2002 quarter, due to a decrease in average rates. The 173 basis point decrease in the average rate on deposits (from 4.00% to 2.27%) resulted from a general decline in market interest rates. The bank also reduced its use of higher cost brokered deposits in the 2002 quarter compared to the 2001 quarter.

Interest expense on borrowings decreased $13.7 million (or 30.3%) in the 2002 quarter from the 2001 quarter. The bank used funds from deposit growth to repay borrowings. Average balances of Federal Home Loan Bank advances decreased by
$391.1 million, or 17.6%, and the average interest rate on such advances decreased (from 5.59% to 5.12%), resulting in a reduction of $7.6 million in interest expense. Also contributing to the decrease in interest expense on borrowings was a decrease in the average cost of securities sold under repurchase agreements (from 5.94% to 1.82%) and a decrease in the average balance of those agreements of $51.2 million (or 12.1%), which, combined, resulted in a $4.6 million decrease in interest expense.

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses decreased to $15.0 million in the 2002 quarter from $18.0 million in the
2001 quarter. The $3.0 million decrease is largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income decreased to $65.1 million in the 2002 quarter from $68.1 million in the 2001 quarter. The $3.0 million (or 4.4%)
decrease was primarily attributable to a nonrecurring gain on other investment in the 2001 quarter, which was partially offset by increases in the net gain on trading securities and deposit servicing fees.

The bank recognized a pre-tax gain of $9.4 million on the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. during the 2001 quarter. The gain is included in Gain on Other Investment in the Consolidated Statements of
Operations.

The $3.8 million increase in the gain on trading securities was primarily due to gains on sales of mortgage-backed securities related to mortgage banking activities.

Deposit servicing fees increased $3.2 million (or 13.4%) during the 2002 quarter primarily due to fees generated from the continued expansion of the bank's branch and ATM network.

Operating Expenses. Operating expenses for the 2002 quarter increased $0.4 million (or 0.4%) from the 2001 quarter. Loan expenses decreased $6.4 million, primarily due to a writedown, in the 2001 quarter, of the bank's mortgage servicing assets as a result of increased prepayments. Property and equipment expenses increased by $2.6 million due primarily to increased rent expense and related property taxes associated with the bank's new headquarters.

SIX MONTHS ENDED MARCH 31, 2002 (the "2002 period") COMPARED TO
    SIX MONTHS ENDED MARCH 31, 2001(the "2001 period")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$315,000 and an operating loss of $9.3 million in the 2002 period compared to income before depreciation and amortization of $8.5 million and operating income of $27,000 in the 2001 period. The changes reflect declining results in operations of hotels and office and industrial properties. Additionally, in the
2001 period the Trust recognized approximately $2.5 million in gains from the sale of two properties.

Income after direct operating expenses from hotels decreased $5,351,000 (30.1%)
in the 2002 period over the level achieved in the 2001 period. The decrease is a result of $6,133,000 (37.9%) lower results from sixteen hotels owned throughout both periods offset by $782,000 improved results from two acquisition properties. The decrease in total revenue of $8,635,000 (17.7%) was offset by decrease of $3,284,000 (10.6%) in direct operating expenses. For the sixteen hotels owned throughout both periods, the decrease in total revenue was
$10,528,000 (23.0%) and the decrease in direct operating expenses was $4,395,000
(14.8%). The revenue decrease was attributable to declining market conditions resulting from the effects of the September 11, 2001 terrorist attacks and the slowing economy.

Income after direct operating expenses from office and industrial properties decreased $1,179,000 (7.8%) in the 2002 period compared to such income in the
2001 period. $981,000 (7.0%) of this decrease reflected lower results from the ten properties owned throughout both periods; the balance of the decrease was caused by a property that was sold late in fiscal 2001, partially reduced by improved results from two acquisition properties. The decrease in total revenue of $1,127,000 (5.5%) coupled with the increase of $52,000 (1.0%) in direct operating expenses resulted in lower income during the 2002 period. For the ten properties owned throughout both periods, the decrease in total revenue was
$745,000 (3.9%) and the increase in direct operating expenses was $236,000
(4.7%).

Other income decreased $426,000 (34.9%) during the 2002 period primarily due to lower interest income and less apartment income due to the sale of an apartment property.

Land parcels and other expense decreased $206,000(27.3%) during the 2002 period largely due to the sale of an apartment property.

Interest expense increased $78,000 (0.3%) in the 2002 period, primarily because of higher mortgage borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $578.9 million for the 2002 period from
$548.0 million for the 2001 period. The increase in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The weighted average cost of borrowings was 8.96% in the 2002 period compared to 9.45% in the
2001 period.

Capitalized interest decreased $134,000(31.9%) during the 2002 period due to the lower level of development activity in the current period.

Amortization of debt expense remained at the same level in the 2002 period as it was in the 2001 period.

Depreciation increased $1,141,000 (14.1%) in the 2002 period as a result of the additions of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $198,000
(34%) in the 2002 period from their expense level in the 2001 period. The monthly advisory fee in the 2002 period was $475,000 compared to $363,000 in the prior period, which resulted in an aggregate increase of $673,000. Management and leasing fees decreased $475,000 (13.0%) in the current period, reflecting both lower hotel sales and office rents on which fees are based.

General and administrative expense increased $117,000 (10.6%) in the 2002 period, principally because of increased legal fees.

Equity in earnings of unconsolidated entities reflected earnings of $5,742,000 for the 2002 period and earnings of $3,998,000 for the 2001 period, an increase of $1,744,000 (43.6%). The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

BANKING

Overview. The bank recorded operating income of $59.1 million for the 2002 period, compared to operating income of $55.4 million for the 2001 period.
Increased net interest income and other (non-interest) income were partially offset by increases in operating expense.

Net Interest Income. Net interest income, before the provision for loan and lease losses, increased $2.1 million (or 1.2%) in the 2002 period compared to the 2001 period. There was no interest income recorded during the 2002 period on non-accrual assets and restructured loans. The bank would have recorded interest income of $2.0 million for the 2002 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See "Financial Condition - Asset
Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                      Six Months Ended March 31,
                                           ---------------------------------------------------------------------------------
                                                           2002                                      2001
                                           ---------------------------------------  ----------------------------------------
                                              Average                    Yield/         Average                    Yield/
                                              Balances       Interest     Rate          Balances      Interest      Rate
                                           -------------   -----------  ----------  --------------  -----------  -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1) $  8,438,281    $  280,963     6.66%    $   8,615,603   $  358,031      8.31%
      Mortgage-backed securities              1,340,923        40,729     6.07            968,204       31,498      6.51
      Federal funds sold and securities
        purchased under agreements to
        resell                                   40,121           363     1.81             51,778        1,557      6.01
      Trading securities                         59,407         1,852     6.23             18,324          661      7.21
      Investment securities                      45,949           869     3.78             45,667        1,378      6.03
      Other interest-earning assets             218,505         4,165     3.81            187,514        6,488      6.92
                                           -------------   -----------              --------------  -----------
        Total                                10,143,186       328,941     6.49          9,887,090      399,613      8.08
                                                           -----------  ----------                  -----------  -----------

    Noninterest-earning assets:
      Cash                                      230,961                                   276,234
      Real estate held for investment
        or sale                                  31,092                                    52,147
      Property and equipment,  net              449,328                                   376,533
      Goodwill and other intangible
        assets, net                              26,558                                    25,514
      Other assets                              291,097                                   285,103
                                           -------------                            --------------
        Total assets                       $ 11,172,222                             $  10,902,621
                                           =============                            ==============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                    $  1,452,062         2,285     0.31      $   1,262,406        4,721      0.75
        Savings deposits                        926,917         4,610     0.99            873,619        7,515      1.72
        Time deposits                         2,635,920        61,154     4.64          3,026,989       94,650      6.25
        Money market deposits                 1,714,990        16,289     1.90          1,267,032       25,481      4.02
        Total deposits                        6,729,889        84,338     2.51          6,430,046      132,367      4.12
      Borrowings                              2,755,016        65,753     4.77          2,983,480       90,450      6.06
                                           -------------   -----------              --------------  -----------
        Total liabilities                     9,484,905       150,091     3.16          9,413,526      222,817      4.73
                                                           -----------  ----------                  -----------  -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits              814,322                                   635,623
      Other liabilities                         215,020                                   236,166
      Minority interest                         144,000                                   144,000
      Stockholders' equity                      513,975                                   473,306
                                           -------------                            --------------
        Total liabilities and
          stockholders' equity             $ 11,172,222                             $  10,902,621
                                           =============                            ==============

Net interest income                                        $  178,850                               $  176,796
                                                           ===========                              ===========
Net interest spread (2)                                                   3.32%                                    3.35%
                                                                        ==========                               ===========
Net yield on interest-earning assets (3)                                  3.53%                                    3.58%
                                                                        ==========                               ===========
Interest-earning assets to interest-bearing liabilities                 106.94%                                  105.03%
                                                                        ==========                               ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                     Six Months Ended March 31, 2002
                                                                               Compared to
                                                                     Six Months Ended March 31, 2001
                                                                           Increase (Decrease)
                                                                          Due to Change in (1)
                                                          ------------------------------------------------------
                                                                                                      Total
                                                               Volume               Rate              Change
                                                          ---------------     ---------------    ---------------

Interest income:
      Loans (2)                                           $       (7,238)     $      (69,830)    $      (77,068)
      Mortgage-backed securities                                  15,100              (5,869)             9,231
      Federal funds sold and securities
        purchased under agreements  to resell                        (73)               (225)              (298)
      Trading securities                                             617                (322)               295
      Investment securities                                           25                (534)              (509)
      Other interest-earning assets                                2,511              (4,834)            (2,323)
                                                          ---------------     ---------------    ---------------
          Total interest income                                   10,942             (81,614)           (70,672)
                                                          ---------------     ---------------    ---------------

Interest expense:
      Deposit accounts                                            16,953             (64,982)           (48,029)
      Borrowings                                                  (6,534)            (18,163)           (24,697)
                                                          ---------------     ---------------    ---------------
          Total interest expense                                  10,419             (83,145)           (72,726)
                                                          ---------------     ---------------    ---------------

Increase in net interest income                           $          523      $        1,531     $        2,054
                                                          ===============     ===============    ===============

----------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2002 period decreased $70.7 million (17.7%) from the level in the 2001 period as a result of lower average yields, coupled with lower average balances of $177.3 million, on loans and leases. A $372.7 million increase in the average balances of mortgage-backed securities partially offset the decrease in interest income.

The bank's net interest spread decreased slightly to 3.32% in the 2002 period from 3.35% in the 2001 period primarily because the average yield of the bank's interest-earning assets decreased more than the average cost of its interest bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 106.9% for the 2002 period compared to
105.0% for the 2001 period.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $77.1 million from the 2001 period primarily because of lower average yields. The average yield on the loan and lease portfolio decreased 165 basis points (from 8.31% to 6.66%) from the 2001 period. Interest income declined by $39.7 million (or 21.8%) on the bank's single-family residential loans, by $21.7 million (or 19.0%) on automobile loans, and by $6.5 million (or
46.7%) on construction loans, primarily because of lower average yields on those loans. In addition, lower average yields resulted in a $6.5 million (or 25.4%)
decrease in interest income on commercial loans and a $3.4 million (or 24.1%)
decrease in interest income on home equity loans. Partially offsetting the decrease in interest income were increases in the average balances of home equity loans, commercial loans and home improvement loans.

Interest income on mortgage-backed securities increased $9.2 million (or 29.3%)
primarily because of higher average balances. The effect of the $372.7 million increase in average balances was partially offset by a decrease in the average interest rates on those securities from 6.51% to 6.07%.

Interest expense on deposits decreased $48.0 million (or 36.3%) during the 2002 period, due to a decrease in average interest rates. The 161 basis point decrease in the average rate on deposits (from 4.12% to 2.51%) resulted from a general decline in market interest rates. The bank also reduced its use of higher cost brokered deposits in the 2002 period compared to the 2001 period.

Interest expense on borrowings decreased $24.7 million (or 27.3%) in the 2002 period over the 2001 period. Average balances of Federal Home Loan Bank advances decreased by $235.2 million, or 11.0%, and the average interest rate on such advances decreased (from 5.70% to 5.12%), resulting in a reduction of $12.3 million in interest expense. Also contributing to the decrease in interest expense on borrowings were decreases in the average cost of securities sold under repurchase agreements (from 6.26% to 2.06%) and in other borrowings (from
5.36% to 1.26%), which contributed to $9.0 million and $3.4 million decrease in interest expense, respectively. Partially offsetting the decreased expense on borrowings was an increase in the average balances of $7.2 million in other borrowings.

Provision for Loan and Lease Losses. The bank's provision for loan and lease losses decreased slightly to $32.9 million in the 2002 period from $33.9 million in the 2001 period. See "Financial Condition - Asset Quality - Allowances for
Losses."

Other Income. Other non-interest income increased to $122.5 million in the 2002 period from $114.9 million in the 2001 period. The $7.6 million (or 6.7%)
increase resulted from increases in the net gain on trading securities and deposit servicing fees. A nonrecurring gain on other investment during the 2001 period partially offset this increase.

The $9.0 million increase in the gain on trading securities reflected $7.0 million in gains on sales of mortgage-backed securities related to mortgage banking activities and a $2.0 million unrealized gain in market value of the bank's interest in other securities.

Deposit servicing fees increased $6.5 million (or 13.2%) during the 2002 period primarily due to fees generated from the continued expansion of the bank's branch and ATM network.

The bank recognized a pre-tax gain of $9.4 million on the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. during the 2001 period. The gain is included in Gain on Other Investment in the Consolidated Statements of
Operations.

Operating Expenses. Operating expenses for the 2002 period increased $7.1 million (or 3.5%) from the 2001 period. Property and equipment expenses increased by $6.7 million due primarily to increased rent expense and related property taxes associated with the bank's new headquarters.

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
               reference.

       (b)     Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory
               Company, as filed as Exhibit 10(b) to the Trust's Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended
               September 30, 2001 is hereby incorporated by reference.

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

       (n)     Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust's Quarterly Report on Form 10-Q
               (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

-------------------

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

Date: May 15, 2002              Stephen R. Halpin, Jr.
      -----------------         ---------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: May 15, 2002              Bill D. Tzamaras
      -----------------         ---------------------------------------
                                Bill D. Tzamaras
                                Vice President and Principal Accounting Officer