Form 10-Q
period 2002-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2002-08-14
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                                -----------------------------------------------

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

         The  number of Common Shares of Beneficial Interest, $1 Par Value,
outstanding as of August 14, 2002, was 4,826,910.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         (a)    Consolidated Balance Sheets at June 30, 2002 and
                     September 30, 2001

         (b)    Consolidated Statements of Operations for the three-month
                     and nine-month periods ended June 30, 2002 and 2001

         (c)    Consolidated Statements of Comprehensive Income and Changes in
                     Shareholders' Equity (Deficit) for the three-month
                     and nine-month periods ended June 30, 2002 and 2001

         (d)    Consolidated Statements of Cash Flows for the nine-month
                     periods ended June 30, 2002 and 2001

         (e)    Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations:

         (a)    Financial Condition
                     Real Estate
                     Banking

         (b)    Liquidity and Capital Resources
                     Real Estate
                     Banking

         (c)    Results of Operations
                     Three months ended June 30, 2002 compared to
                          three months ended June 30, 2001
                     Nine months ended June 30, 2002 compared to
                          nine months ended June 30, 2001

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports On Form 8-K

Consolidated Balance Sheets
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                                                  June 30      September 30
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                          (Restated)
Real Estate
Income-producing properties
    Hotel                                                                                         $  254,697     $  254,165
    Office and industrial                                                                            178,401        157,653
    Other                                                                                              2,803          2,825
                                                                                                -------------  -------------
                                                                                                     435,901        414,643
    Accumulated depreciation                                                                        (145,511)      (131,659)
                                                                                                -------------  -------------
                                                                                                     290,390        282,984
Land parcels                                                                                          41,205         40,835
Construction in progress                                                                               2,697         15,681
Cash and cash equivalents                                                                             11,999         13,860
Note receivable and accrued interest -- related party                                                  7,287          7,787
Other assets                                                                                          85,498         86,983
                                                                                                -------------  -------------
                    Total real estate assets                                                         439,076        448,130
----------------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                              491,713        409,995
Loans held for securitization and/or sale                                                            929,336        528,083
Investment securities (market value $46,556 and $46,181, respectively)                                46,476         45,794
Trading securities                                                                                     6,719          6,690
Mortgage-backed securities (market value $1,150,381 and $1,489,835, respectively)                  1,135,901      1,474,495
Loans and leases receivable (net of allowance for losses of $74,468 and $63,018, respectively)     7,486,356      7,977,306
Federal Home Loan Bank stock                                                                          88,476        113,030
Real estate held for investment or sale (net of allowance for losses of $83,901 and $85,354,
 respectively)                                                                                        26,382         31,704
Property and equipment, net                                                                          459,815        437,795
Goodwill and other intangible assets, net                                                             25,359         27,058
Interest only strips, net                                                                             81,534         62,978
Other assets                                                                                         238,777        248,047
                                                                                                -------------  -------------
                    Total banking assets                                                          11,016,844     11,362,975
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $11,455,920    $11,811,105
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                            $  324,972     $  325,750
Notes payable - secured                                                                              200,000        202,500
Notes payable - unsecured                                                                             55,781         50,717
Deferred gains - real estate                                                                         113,045        113,045
Accrued dividends payable - preferred shares of beneficial interest                                   14,366         19,303
Other liabilities and accrued expenses                                                                30,412         36,874
                                                                                                -------------  -------------
                    Total real estate liabilities                                                    738,576        748,189
----------------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                                   7,420,397      7,562,470
Borrowings                                                                                           478,022        282,583
Federal Home Loan Bank advances                                                                    1,749,522      2,240,598
Other liabilities                                                                                    456,381        392,761
Capital notes -- subordinated                                                                        250,000        250,000
                                                                                                -------------  -------------
                    Total banking liabilities                                                     10,354,322     10,728,412
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                                  88,843         83,252
Minority interest -- other                                                                           218,307        218,307
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                 11,400,048     11,778,160
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million                   516            516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                            6,642          6,642
Paid-in surplus                                                                                       92,943         92,943
Deficit                                                                                               (1,405)       (23,638)
Accumulated other comprehensive income (loss)                                                           (976)        (1,670)
                                                                                                -------------  -------------
                                                                                                      97,720         74,793
Less cost of 1,814,688 common shares of beneficial interest in treasury                              (41,848)       (41,848)
                                                                                                -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                                                                            55,872         32,945
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $11,455,920    $11,811,105
----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                    For the Three Months            For the Nine Months
                                                                       Ended June 30                    Ended June 30
                                                               -------------------------------  ----------------------------
(In thousands, except per share amounts)                            2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE                                                                       (Restated)                    (Restated)
Income
Hotels                                                            $     25,614     $   28,511     $   65,825     $   77,357
Office and industrial (including $1,305, $1,179, $3,699 and
    $2,816 of rental income from banking segment, respectively)          9,979         10,548         29,286         30,982
Other                                                                      370            509          1,163          1,729
                                                               ----------------  -------------  -------------  -------------
Total income                                                            35,963         39,568         96,274        110,068
----------------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                              15,764         16,435         43,533         47,488
    Office and industrial properties                                     2,995          3,130          8,344          8,427
    Land parcels and other                                                 252            282            801            925
Interest expense                                                        12,505         12,697         37,620         37,734
Capitalized interest                                                        --           (103)          (287)          (524)
Amortization of debt expense                                               264            201            680            617
Depreciation                                                             4,648          4,249         13,851         12,312
Advisory, management and leasing fees - related parties                  3,308          3,113          9,330          8,937
General and administrative                                                 525            348          1,746          1,452
                                                               ----------------  -------------  -------------  -------------
Total expenses                                                          40,261         40,352        115,618        117,368
----------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                            2,355          2,076          8,097          6,074
Gain on sale of property                                                    --          3,170             --          5,715
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING INCOME (LOSS)                               $     (1,943)     $   4,462     $  (11,247)     $   4,489
----------------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                       130,805     $  172,629     $  411,768     $  530,660
Mortgage-backed securities                                              17,683         16,455         58,412         47,953
Trading securities                                                         563          1,043          2,415          1,704
Investment securities                                                      357            682          1,226          2,060
Other                                                                    1,847          3,202          6,375         11,247
                                                               ----------------  -------------  -------------  -------------
Total interest income                                                  151,255        194,011        480,196        593,624
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                        32,209         58,699        116,547        191,066
Borrowings                                                              31,027         42,758         96,780        133,208
                                                               ----------------  -------------  -------------  -------------
Total interest expense                                                  63,236        101,457        213,327        324,274
                                                               ----------------  -------------  -------------  -------------
Net interest income                                                     88,019         92,554        266,869        269,350
Provision for loan and lease losses                                    (12,578)       (16,683)       (45,474)       (50,622)
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     75,441         75,871        221,395        218,728
----------------------------------------------------------------------------------------------------------------------------
Other income
Servicing and securitization income                                     28,906          4,018         65,237         32,381
Deposit servicing fees                                                  28,809         25,538         84,419         74,646
Gain on sales of trading securities, net                                   791          2,094          9,682          1,975
Gain on real estate held for investment or sale, net                     1,547          5,246            584          3,637
Gain on sales of loans, net                                                591            176          1,519          3,111
Gain on other investment                                                    --          1,638             --         11,082
Other                                                                    9,580          9,888         28,709         24,476
                                                               ----------------  -------------  -------------  -------------
Total other income                                                      70,224         48,598        190,150        151,308
----------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Operations (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                    For the Three Months            For the Nine Months
                                                                       Ended June 30                    Ended June 30
                                                               -------------------------------  ----------------------------
(In thousands, except per share amounts)                            2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------
BANKING (Continued)                                                               (Restated)                    (Restated)
Operating expenses
Salaries and employee benefits                                    $     50,361     $   48,001     $  149,160     $  147,434
Loan                                                                    17,505         10,382         36,246         32,402
Property and equipment (including $1,305, $1,179, $3,699 and
    $2,816 of rental expense paid to real estate segment,
    respectively)                                                        8,802          9,054         32,715         26,261
Marketing                                                                1,260          2,351          5,289          8,040
Data processing                                                          7,839          7,479         24,553         20,558
Depreciation and amortization                                            9,150          8,542         26,903         25,398
Deposit insurance premiums                                                 332            365          1,012          1,074
Amortization of goodwill and other intangible assets                       545            612          1,700          1,785
Other                                                                   13,697         12,612         41,315         38,728
                                                               ----------------  -------------  -------------  -------------
Total operating expenses                                               109,491         99,398        318,893        301,680
----------------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                          $     36,174     $   25,071     $   92,652     $   68,356
----------------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                  $     34,231     $   29,533     $   81,405     $   72,845
Income tax provision                                                    11,765          8,731         27,705         20,728
                                                               ----------------  -------------  -------------  -------------
Income before minority interest                                         22,466         20,802         53,700         52,117
Minority interest held by affiliates                                    (3,493)        (2,325)        (8,418)        (6,058)
Minority interest -- other                                              (6,329)        (6,329)       (18,985)       (18,985)
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                          $     12,644     $   12,148     $   26,297     $   27,074
----------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                  $     11,289     $   10,794     $   22,233     $   23,012

NET INCOME PER COMMON SHARE
Income before minority interest                                    $      4.37      $    4.03      $   10.28      $    9.96
Minority interest held by affiliates                                     (0.72)         (0.48)         (1.74)         (1.26)
Minority interest -- other                                               (1.31)         (1.31)         (3.93)         (3.93)
----------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                        $      2.34      $    2.24      $    4.61      $    4.77
----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================

                                                                    For the Three Months            For the Nine Months
                                                                        Ended June 30                  Ended June 30
                                                               -------------------------------  ----------------------------
(Dollars in thousands)                                              2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Restated)                    (Restated)

COMPREHENSIVE INCOME

Net income                                                        $     12,644     $   14,552     $   26,297     $   35,305
Other comprehensive income:
    Net unrealized holding gains (losses)                               (1,757)         1,958            694            343
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                         $    10,887     $   16,510     $   26,991     $   35,648
----------------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                        $      516       $    516       $    516       $    516
                                                               ----------------  -------------  -------------  -------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                           6,642          6,642          6,642          6,642
                                                               ----------------  -------------  -------------  -------------

PAID-IN SURPLUS
Beginning and end of period                                             92,943         92,943         92,943         92,943
                                                               ----------------  -------------  -------------  -------------

RETAINED EARNINGS (DEFICIT)
Beginning of period                                                    (12,694)       (40,987)       (23,638)       (53,205)
Net income                                                              12,644         12,148         26,297         27,074
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                           (1,355)        (1,354)        (4,064)        (4,062)
                                                               ----------------  -------------  -------------  -------------
End of period                                                           (1,405)       (30,193)        (1,405)       (30,193)
                                                               ----------------  -------------  -------------  -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                        781         (1,615)        (1,670)            --
Net unrealized holding gains (losses)                                   (1,757)         1,958            694            343
                                                               ----------------  -------------  -------------  -------------
End of period                                                             (976)           343           (976)           343
                                                               ----------------  -------------  -------------  -------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                         (41,848)       (41,848)       (41,848)       (41,848)
----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                        $     55,872     $   28,403     $   55,872     $   28,403
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

Consolidated Statements of Cash Flows
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================

                                                                                                    For the Nine Months
                                                                                                       Ended June 30
                                                                                                ----------------------------
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                            (Restated)
Real Estate
Net income (loss)                                                                                 $   (7,377)     $   2,842
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                                      13,852         12,312
    Gain on sale of property                                                                              --         (5,715)
    Increase in accounts receivable and accrued income                                                (2,118)        (1,619)
    (Increase) decrease in deferred tax asset                                                         (3,940)         1,531
    Decrease in accounts payable and accrued expenses                                                 (4,941)       (10,626)
    Amortization of debt expense                                                                       1,385          1,326
    Equity in earnings of unconsolidated entities                                                     (8,097)        (6,073)
    Dividends and tax sharing payments                                                                17,667         12,994
    Other                                                                                             (4,543)        (3,919)
                                                                                                -------------  -------------
                                                                                                       1,888          3,053
                                                                                                -------------  -------------
Banking
Net income                                                                                            33,674         24,232
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                                    11,458          6,430
    Depreciation and amortization                                                                     26,903         25,398
    Loss on retirement of fixed assets                                                                 2,190             --
    Provision for loan and lease losses                                                               45,474         50,622
    Capitalized interest on real estate under development                                                 --         (2,017)
    Proceeds from sales of trading securities                                                        982,782        580,247
    Net fundings of loans held for sale and/or securitization                                     (1,404,694)    (1,206,715)
    Proceeds from sales of loans held for sale and/or securitization                               1,697,375        825,744
    Loss on sales of real estate held for sale                                                           925          6,104
    Provision for losses on real estate held for investment or sale                                      700          3,150
    Gain on sales of trading securities, net                                                          (9,682)       (13,057)
    (Increase) decrease in interest-only strips                                                      (18,556)        (5,653)
    (Increase) decrease in servicing assets                                                          (18,607)         5,173
    Amortization of goodwill and other intangible assets                                               1,705         (2,386)
    Decrease in other assets                                                                          28,829         43,054
    Increase in other liabilities                                                                     48,330         25,700
    Minority interest held by affiliates                                                               8,418          6,058
    Minority interest - other                                                                          7,313          7,313
    Other                                                                                             62,522         56,532
                                                                                                -------------  -------------
                                                                                                   1,507,059        435,929
                                                                                                -------------  -------------
Net cash provided by operating activities                                                          1,508,947        438,982
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                                     (8,666)       (20,577)
Property acquisitions                                                                                     --        (15,159)
Property sales                                                                                            22         10,991
Note receivable and accrued interest -- related party
  Repayments                                                                                             500          3,000
Equity investment in unconsolidated entities                                                           2,483          2,201
Net funds released by (deposited with) escrow agent                                                    9,628         (2,905)
                                                                                                -------------  -------------
                                                                                                       3,967        (22,449)
                                                                                                -------------  -------------
Banking
Net proceeds from maturities of investment securities                                                 45,000             --
Net proceeds from redemption of Federal Home Loan Bank stock                                          69,308         22,630
Net proceeds from sales of real estate                                                                17,671         15,908
Net principal collected of loans and leases receivable                                               912,815         42,159
Principal collected on mortgage-backed securities                                                    357,899        292,784
Purchases of Federal Home Loan Bank stock                                                            (44,754)       (43,067)
Purchases of investment securities                                                                   (45,717)           (32)
Purchases of loans receivable                                                                     (2,225,971)    (1,353,712)
Purchases of mortgage-backed securities                                                              (21,450)            --
Purchases of property and equipment                                                                  (51,249)       (76,823)
Disbursements for real estate held for investment or sale                                             (8,827)            --
Other                                                                                                 14,668            665
                                                                                                -------------  -------------
                                                                                                    (980,607)    (1,099,488)
                                                                                                -------------  -------------
Net cash used in investing activities                                                               (976,640)    (1,121,937)
----------------------------------------------------------------------------------------------------------------------------
Continued on following page.

Consolidated Statements of Cash Flows (Continued)
B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)
============================================================================================================================
                                                                                                    For the Nine Months
                                                                                                       Ended June 30
                                                                                                ----------------------------
(In thousands)                                                                                      2002           2001
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                            (Restated)
Real Estate
Proceeds from mortgage financing                                                                   $   5,555     $   22,439
Principal curtailments and repayments of mortgages                                                    (6,333)       (10,268)
Proceeds from secured note financings                                                                     --         18,000
Repayments of secured note financings                                                                 (2,500)       (11,000)
Proceeds from sales of unsecured notes                                                                11,220          7,038
Repayments of unsecured notes                                                                         (6,156)        (4,237)
Costs of obtaining financings                                                                           (502)          (680)
Dividends paid - preferred shares of beneficial interest                                              (9,000)        (9,000)
                                                                                                -------------  -------------
                                                                                                      (7,716)        12,292
                                                                                                -------------  -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit                              36,266,862     32,036,231
Customer withdrawals of deposits and payments for maturing certificates of deposit               (36,408,935)   (31,875,808)
Net increase in securities sold under repurchase agreements                                          199,580         66,021
Advances from the Federal Home Loan Bank                                                           5,640,737      8,075,953
Repayments of advances from the Federal Home Loan Bank                                            (6,131,813)    (7,680,640)
Net increase (decrease) in other borrowings                                                           (4,141)        11,474
Cash dividends paid on preferred stock                                                                (7,313)        (7,313)
Cash dividends paid on common stock                                                                  (15,000)       (12,000)
Other                                                                                                 15,289         73,416
                                                                                                -------------  -------------
                                                                                                    (444,734)       687,334
                                                                                                -------------  -------------
Net cash provided by (used in) financing activities                                                 (452,450)       699,626
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                             79,857         16,671
Cash and cash equivalents at beginning of period                                                     423,855        446,362
                                                                                                -------------  -------------
Cash and cash equivalents at end of period                                                        $  503,712     $  463,033
----------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                                 $   11,999     $   11,025
    Banking
        Cash and other deposits                                                                      491,713        387,008
        Federal funds sold and securities purchased under agreements to resell                            --         65,000
                                                                                                -------------  -------------
    Cash and cash equivalents at end of period                                                    $  503,712     $  463,033
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                                      $  259,680     $  373,704
        Income taxes paid                                                                             19,198        (23,951)
        Shares of Saul Centers, Inc. common stock                                                      6,084          5,843
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                                         3,672          3,150
        Distributions from Saul Holdings Limited Partnership                                           4,895          4,895

Supplemental disclosures of noncash activities:
    Rollovers of notes payable - unsecured                                                             3,983          2,992
    Loans held for sale exchanged for trading securities                                             973,129      1,413,654
    Loans receivable transferred to loans held for securitization and sale                         1,769,784        631,529
    Loans made in connection with the sale of real estate                                                900             --
    Loans receivable transferred to real estate acquired in settlement of loans                        3,426            376
    Loans receivable exchanged for mortgage-backed securities held-to-maturity                            --        837,661

----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K for the fiscal year ended September
30,2001. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. The accompanying financial statements include the accounts of B.F. Saul Real
Estate Investment Trust and its wholly owned subsidiaries (the "Real Estate
Trust"), which are involved in the ownership and development of income-producing properties. The accounts of the Trust's 80%-owned banking subsidiary, Chevy
Chase Bank, F.S.B., and its subsidiaries ("Chevy Chase" or the "Bank") have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. All significant intercompany transactions, except as disclosed elsewhere on the financial statements have been eliminated.
Tax Sharing and dividend payments between the Real Estate Trust and the Bank are presented in gross on the Consolidated Statements of Cash Flows.

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

4. Restatement of Prior Period Financial Statements. On July 31, 2002, the Trust
filed a current report on Form 8-K with the United States Securities and
Exchange Commission stating that as a result of the Bank's internal accounting review, the Bank's net income had been inadvertently overstated in prior periods due to certain accounting errors involving the valuation of interest-only strips receivable related to the Bank's automobile loan securitizations. The overstatements reflect timing differences in the recognition of income.
Consequently, in future periods the amount of servicing and securitization income recognized by the Bank will be higher than if the errors had not been detected.

As a result, after consultation and concurrence with its outside auditor, the
Trust will restate its financial results for the fiscal years ended September
30, 2000 and 2001, as well as the first quarter of fiscal 2002, the three months ended December 31, 2001. The restatements reduce net income by approximately $3.6 million from $22.4 million to $18.8 million for fiscal 2000, and approximately $8.7 million from $43.7 million to $35.0 million for fiscal
2001. In addition, the restatements reduce net income by approximately $2.0 million from $6.2 million to $4.2 million for the three months ended December
31, 2001. Net income attributable to the second quarter of 2002 covering the three months ended March 31, 2002, previously reported as $8.7 million was understated by approximately $0.7 million as a result of such errors. The amounts contained in this report reflect the adjustments as of or for the three months and nine months ended June 30, 2002 and 2001.

The Trust intends to amend its Form 10-K for each of fiscal year 2000 and 2001, and its Form 10-Q for the quarter ended December 31, 2001, and refile such documents with the Securities and Exchange Commission as promptly as possible.
As a result of the Trust's recent change in independent auditors, the restatements will require the Trust's new auditors to audit the Trust's financial statements for fiscal years 2000 and 2001, and thus, the Trust may not be in a position to make the amended filings until September 2002. The audit opinions of the Trust's prior auditors covering the fiscal years 2000 and 2001 are no longer in effect.

5. BANKING:

LOANS HELD FOR SECURITIZATION AND/OR SALE:

Loans held for securitization and/or sale is composed of the following:

                                                              June 30,             September 30,
(In thousands)                                                  2002                   2001
                                                          ------------------     ------------------

Single-family residential loans                                   $ 886,798             $  233,359
Automobile loans                                                     40,676                282,000
Home improvement and related loans                                    1,862                 12,724
                                                          ------------------     ------------------
Total                                                            $  929,336             $  528,083
                                                          ==================     ==================

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

                                                                               June 30,              September 30,
(In thousands)                                                                   2002                    2001
                                                                          --------------------    --------------------
Single-family residential                                                         $  3,733,424            $  4,555,814
Home equity                                                                            581,483                 372,095
Real estate construction and ground                                                    454,476                 472,489
Commercial real estate and multifamily                                                  20,687                  30,703
Commercial                                                                           1,441,704               1,376,582
Automobile                                                                             575,222                 320,741
Subprime automobile                                                                    270,763                 420,658
Automobile leases                                                                    1,153,677               1,124,106
Home improvement and related loans                                                     109,702                 100,494
Overdraft lines of credit and other consumer                                            36,846                  36,356
                                                                          --------------------    --------------------
                                                                                     8,377,984               8,810,038
                                                                          --------------------    --------------------

Less:
Undisbursed portion of loans                                                           870,669                 812,325
Unearned discounts and net deferred loan origination costs                             (53,509)                (42,611)
Allowance for losses on loans and leases                                                74,468                  63,018
                                                                          --------------------    --------------------
                                                                                       891,628                 832,732
                                                                          --------------------    --------------------

Total                                                                             $  7,486,356            $  7,977,306
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

Real estate held for investment or sale is composed of the following:

                                                                        June 30,                 September 30,
  (In thousands)                                                          2002                        2001
                                                                   -------------------         -------------------
  Real estate held for investment (net of allowance
  for losses of $202 for both periods)                             $              925                   $     925

  Real estate held for sale (net of allowance for
  losses of $83,699 and $85,152, respectively)                                 25,457                      30,779
                                                                   -------------------         -------------------

  Total real estate held for investment or sale                            $   26,382                  $   31,704
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

FINANCIAL CONDITION

Recent Developments Regarding Arthur Andersen LLP. On June 27, 2002, the Board
of Trustees of the Trust, upon the unanimous recommendation of its Audit
Committee, approved the dismissal of Arthur Andersen LLP as the Trust's principal independent accountant and the engagement of Ernst and Young LLP to serve as the Trust's principal independent accountant to audit the Company's financial statements for the year ending September 30, 2002.

Restatement of Prior Period Financial Statements. On July 31, 2002, the Trust
filed a current report on Form 8-K with the United States Securities and
Exchange Commission stating that as a result of the Bank's internal accounting review, the Bank's net income had been inadvertently overstated in prior periods due to certain accounting errors involving the valuation of interest-only strips receivable related to the Bank's automobile loan securitizations. The overstatements reflect timing differences in the recognition of income.
Consequently, in future periods the amount of servicing and securitization income recognized by the Bank will be higher than if the errors had not been detected.

As a result, after consultation and concurrence with its outside auditor, the
Trust will restate its financial results for the fiscal years ended September
30, 2000 and 2001, as well as the first quarter of fiscal 2002, the three months ended December 31, 2001. The restatements reduce net income by approximately $3.6 million from $22.4 million to $18.8 million for fiscal 2000, and approximately $8.7 million from $43.7 million to $35.0 million for fiscal
2001. In addition, the restatements reduce net income by approximately $2.0 million from $6.2 million to $4.2 million for the three months ended December
31, 2001. Net income attributable to the second quarter of 2002 covering the three months ended March 31, 2002, previously reported as $8.7 million was understated by approximately $0.7 million as a result of such errors. The amounts contained in this report reflect the adjustments as of or for the three months and nine months ended June 30, 2002 and 2001.

The Trust intends to amend its Form 10-K for each of fiscal year 2000 and 2001, and its Form 10-Q for the quarter ended December 31, 2001, and refile such documents with the Securities and Exchange Commission as promptly as possible.
As a result of the Trust's recent change in independent auditors, the restatements will require the Trust's new auditors to audit the Trust's financial statements for fiscal years 2000 and 2001, and thus, the Trust may not be in a position to make the amended filings until September 2002. The audit opinions of the Trust's prior auditors covering the fiscal years 2000 and 2001 are no longer in effect.

REAL ESTATE

The number of properties in the Real Estate Trust's investment portfolio at June
30, 2002, consisted primarily of hotels, office projects and land parcels.

At June 30, 2002, the hotel portfolio included 18 properties containing 3,578 available rooms and the office portfolio consisted of 12 properties containing
1,978,000 square feet of gross leasable area.

The Real Estate Trust was directly affected by the terrorist attacks of
September 11, 2001 because of its concentration of hotels in the Washington,
D.C. metropolitan area, one of the sites of the attacks. Eleven of the Real
Estate Trust's eighteen hotels are located in the Washington, D.C. Metropolitan area. In addition, five of these hotels are within minutes from either
Washington Reagan National Airport or Dulles International Airport and were more directly affected by the sharp decline in air travel. The two hotels located near Reagan National were especially affected by Reagan's prolonged closure and limited flight schedule during the first half of fiscal 2002.

Consequently, the hotel portfolio experienced an average occupancy rate of 60.1%
and a average room rate of $87.16 during the nine-month period ended June 30,
2002, compared to an average occupancy of $66.8% and an average room rate of
$96.35 during the same period in the prior year. For the sixteen hotel properties owned by the Real Estate Trust throughout both periods the average occupancy rates of 59.9% and 67.4%, and average room rates of $84.03 and $94.13.
REVPAR (revenue per available room) for the sixteen hotels was $50.37 for the nine-month period ended June 30, 2002, a 21% decrease from REVPAR OF $63.44 for the nine-month period ended June 30, 2001.

The Real Estate Trust has developed strategies to manage its hotel operations through this downturn. The Real Estate Trust has focused on reducing its direct operating expenses related to the hotels and has reduced its capital expenditure budget for fiscal 2003.

Office space in the Real Estate Trust's office property portfolio was 87% leased at June 30, 2002, compared to a leasing rate of 96% and 97% at September 30,
2001 and at June 30, 2001. The decline in leasing rate is primarily due to the
Trust placing into service during December 2001, an 81,000 square foot building in Loudoun County, VA, that remains unleased. At June 30, 2002, the office and industrial portfolio had a total gross leasable area of 2.0 million square feet, of which 31,000 (1.6%)and 202,000 (10.2%) are subject to leases whose terms expire in the balance of fiscal 2002 and in fiscal 2003, respectively.

BANKING

General. The Bank's assets at the end of the current quarter were $11.0 billion, an increase of $274.6 million from the last quarter. Total loans and leases increased $292.2 million during the quarter to $8.4 billion at June 30, 2002.
This increase was primarily due to increases in net fundings of single-family residential loans, automobile leases, commercial loans and home equity loans, which was partially offset by the sale of $593.7 million of single-family residential loans and a $47.0 million decrease in subprime automobile loans. The
Bank recorded operating income of $36.2 million during the quarter ended June
30, 2002, compared to operating income of $25.1 million in the prior corresponding quarter. Contributing to the increased income for the current quarter were an increase in other (non-interest) income and a decrease in the provision for loan and lease losses, which were partially offset by a decrease in net interest income and an increase in operating expenses.

At June 30, 2002, the Bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.74%, 5.74%, 7.10% and 10.89%, respectively. The Bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") as well as the standards established for "well-capitalized"
institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
See "Capital."

During the quarter ended June 30, 2002, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $500 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank's non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets
(Dollars in thousands)

                                                                             June 30,            March 31,          September 30,
(Dollars in thousands)                                                         2002                 2002                 2001
                                                                         -----------------   ------------------   ------------------
 Non-performing assets:
      Non-accrual loans:
          Residential                                                     $        13,448     $         12,101     $          7,314
          Real estate construction and ground                                           5                  527                    -
          Subprime automobile                                                       8,327                9,983               13,379
          Other consumer                                                            4,670                5,126                7,028
                                                                         -----------------   ------------------   ------------------
             Total non-accrual loans (1)                                           26,450               27,737               27,721
                                                                         -----------------   ------------------   ------------------

      Real estate owned                                                           109,156              109,350              115,931
      Allowance for losses on real estate owned                                   (83,699)             (85,266)             (85,152)
                                                                         -----------------   ------------------   ------------------
          Real estate owned, net                                                   25,457               24,084               30,779
                                                                         -----------------   ------------------   ------------------

 Total non-performing assets                                              $        51,907     $         51,821     $         58,500
                                                                         =================   ==================   ==================

 Allowance for losses on loans and leases                                 $        74,468     $         69,018     $         63,018
 Allowance for losses on real estate held for investment                              202                  202                  202
 Allowance for losses on real estate owned                                         83,699               85,266               85,152
                                                                         -----------------   ------------------   ------------------

      Total allowances for losses                                         $       158,369     $        154,486     $        148,372
                                                                         =================   ==================   ==================

 Ratios:

      Total non-performing assets to total assets (2)                               0.47%                0.48%                0.51%

      Total allowance for losses to total non-performing assets (1)               116.79%              112.69%              103.29%

      Allowance for losses on real estate loans to non-accrual
        real estate loans (1)                                                      59.06%               61.97%               70.86%

      Allowance for losses on consumer loans and leases to
        non-accrual consumer loans and leases (1)(3)                              346.32%              290.89%              230.55%

      Allowance for losses on loans and leases
         to non-accrual loans and leases (1)                                      281.54%              248.83%              227.33%

      Allowance for losses on loans and leases to total loans
         and leases receivable (4)                                                  0.88%                0.84%                0.73%

 (1)  Before deduction of allowances for losses.
 (2)  Total non-performing assets are presented after allowances for losses on real estate held for sale.
 (3)  Includes subprime automobile loans.
 (4)  Includes loans and leases receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $51.9 million, after valuation allowances on REO of $83.7 million, at June 30, 2002, compared to $51.8 million, after valuation allowances on REO of $85.3 million, at March 31, 2002. In addition to the valuation allowances on REO, the Bank maintained $74.5 million and $69.0 million of valuation allowances on its loan and lease portfolio at June 30, 2002 and
March 31, 2002, respectively. The $0.1 million increase in non-performing assets for the current quarter reflects a $1.4 million net increase in REO partially offset by a $1.3 million decrease in non-accrual loans. See "Non-accrual Loans"
and "REO."

Non-accrual Loans. The Bank's non-accrual loans totaled $26.5 million at June
30, 2002, as compared to $27.7 million at March 31, 2002. At June 30, 2002, non-accrual loans consisted of $13.5 million of non-accrual real estate loans and $13.0 million of non-accrual consumer and other loans, compared to non-accrual real estate loans of $12.6 million and non-accrual consumer and other loans of $15.1 million at March 31, 2002. Total non-accrual consumer loans decreased primarily as a result of decreases in delinquent subprime automobile loans.

REO. At June 30, 2002, the Bank's REO totaled $25.5 million, after valuation allowances on those assets of $83.7 million as set forth in the following table.
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
                         Properties    Balance        Offs     Allowances     Allowances    Allowances       Total
                         -------------------------------------------------------------------------------------------
(Dollars in thousands)

Communities                  4         $ 129,561    $ 29,767      $   99,794    $  79,968      $   19,826     77.9%

Residential ground           1               100           -             100          100               -         -

Commercial ground            1             9,854       2,732           7,122        3,631           3,491     13.7%

Single-family
residential properties       6             2,314         174           2,140            -           2,140      8.4%
                         -------------------------------------------------------------------------------------------

   Total REO                 12        $ 141,829    $ 32,673     $   109,156    $  83,699      $   25,457    100.0%
                         ===========================================================================================

During the three months ended June 30, 2002, REO increased $1.4 million primarily as a result of a recovery of an amount previously charged off in one of the communities during the June quarter and the transfer of certain residential loans to REO, which was offset by sales in the communities.

During the three months ended June 30, 2002, the Bank received revenues of $2.7 million from the disposition of 184 residential lots or units in the Communities
($1.1 million) and various single-family residential properties ($1.6 million).

Delinquent Loans. At June 30, 2002, delinquent loans totaled $95.4 million, or
1.1% of loans, compared to $81.7 million, or 1.0% of loans, at March 31, 2002.
The following table sets forth information regarding the Bank's delinquent loans at June 30, 2002.

                                                  Principal Balance
                                                (Dollars in Thousands)
                        -------------------------------------------------------------------------
                           Real         Subprime                          Other                      Total as a
                          Estate       Automobile                       Consumer                     Percentage
                          Loans          Loans          Commercial        Loans         Total       of Loans (1)
                        -----------   -------------   --------------   ------------   ----------    -------------

Loans delinquent for:
30-59 days...             $ 17,723     $    35,896         $  9,943       $ 13,468     $ 77,030             0.9%
60-89 days....               2,514          12,108              128          3,594       18,344             0.2%
                      -------------   -------------   --------------   ------------   ----------    -------------
 Total...........         $ 20,237     $    48,004         $ 10,071       $ 17,062     $ 95,374             1.1%
                      =============   =============   ==============   ============   ==========    =============
--------------------------
(1)   Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists of single-family residential mortgage loans, other real estate loans and home equity loans. Total delinquent real estate loans increased to $20.2 million at June 30, 2002, from
$11.9 million at March 31, 2002. The increase in delinquencies reflects general economic conditions.

Delinquent subprime automobile loans decreased to $48.0 million at June 30,
2002, from $48.9 million at March 31, 2002, primarily because the Bank's portfolio of these loans continues to decline as a result of the Bank's prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 19 loans totaling $10.1 million at June 30, 2002 compared to 20 loans totaling $5.9 million at March 31, 2002. The increase in delinquencies reflects general economic conditions.

Other consumer loans delinquent 30-89 days increased to $17.1 million at June
30, 2002, from $15.1 million at March 31, 2002. The increase in delinquencies reflects general economic conditions.

Troubled Debt Restructurings. At June 30, 2002 and March 31, 2002, the Bank had
no troubled debt restructurings.

Real Estate Held for Investment. At June 30, 2002 and March 31, 2002, real estate held for investment consisted of one property with book value of $1.1 million, before valuation allowances of $0.2 million.

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

Analysis of Allowance for and Chargeoffs of Loans and Leases
(Dollars in thousands)

                                                                                                 Three Months
                                                                   Nine Months Ended                 Ended
                                                                       June 30,                    June 30,
                                                           ---------------------------------
                                                                 2002              2001              2002
                                                           ---------------  ----------------    ---------------

 Balance at beginning of period                             $      63,018    $       54,018      $      69,018
                                                           ---------------  ----------------    ---------------

 Provision for loan and lease losses                               45,474            50,622             12,578
                                                           ---------------  ----------------    ---------------

 Chargeoffs:
               Single-family residential and home equity             (814)             (621)              (330)
               Subprime automobile                                (31,204)          (37,641)            (8,677)
               Other                                              (14,050)          (13,019)            (3,943)
                                                           ---------------  ----------------    ---------------
                   Total chargeoffs                               (46,068)          (51,281)           (12,950)
                                                           ---------------  ----------------    ---------------

 Recoveries:
               Single-family residential and home equity               56                73                 12
               Subprime automobile                                  9,460             4,975              4,564
               Other                                                2,528             1,611              1,246
                                                           ---------------  ----------------    ---------------
                   Total recoveries                                12,044             6,659              5,822
                                                           ---------------  ----------------    ---------------

 Chargeoffs,  net of recoveries                                   (34,024)          (44,622)            (7,128)
                                                           ---------------  ----------------    ---------------

 Balance at end of period                                   $      74,468    $       60,018      $      74,468
                                                           ===============  ================    ===============

 Provision for loan and lease losses to average loans
   and leases (1) (2)                                               0.72%             0.78%              0.60%
 Net loan and lease chargeoffs to average loans
   and leases (1) (2)                                               0.54%             0.69%              0.34%
 Ending allowance for losses on loans and leases to total
   loans and leases (2) (3)                                         0.88%             0.70%              0.88%

 (1) Annualized.
 (2) Includes loans held for sale and/or securitization and / or sale.
 (3) Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type
(Dollars in thousands)

                                             June 30,                  March 31,                 September 30,
                                               2002                       2002                        2001
                                     -------------------------  -------------------------   -------------------------
                                                  Percent of                  Percent of                 Percent of
                                                   Loans to                    Loans to                   Loans to
                                       Amount     Total Loans     Amount      Total Loans     Amount     Total Loans
                                     -----------  ------------  ------------  -----------   ------------ ------------

Balance at end of period allocated to:

Single-family residential            $    2,485        54.8%   $     2,485        55.4%   $     2,686       56.1%

Home equity                                 632         6.9             539         6.0             448        4.5

Commercial real estate and multifamily      183         0.3             160         0.3             197        0.4

Real estate construction and ground       4,645         3.0           4,641         3.0           1,852        3.1

Commercial                               10,488         9.1          10,516         9.1           9,135        9.0

Automobile                                5,110         7.3           3,780         6.6           7,034        7.1

Automobile leases                         5,866        13.7           5,866        13.9           6,000       13.2

Subprime automobile                      32,000         3.2          32,000         3.9          32,000        4.9

Home improvement and related loans        1,098         1.3           1,694         1.4           1,523        1.3

Overdraft lines of credit and
    other consumer                          937         0.4             610         0.4             491        0.4

Unallocated                              11,024           -           6,727           -           1,652          -

                                     -----------                ------------                ------------

    Total                            $   74,468                 $    69,018                 $    63,018
                                     ===========                ============                ============

Real Estate Held for Investment or Sale
(Dollars in thousands)

 Activity in Allowance for Losses
                                                                                                  Three Months
                                                             Nine Months Ended                       Ended
                                                                 June 30,                           June 30,
                                                  ---------------------------------------
                                                         2002                 2001                    2002
                                                  ------------------    -----------------    ----------------------
 Balance at beginning of period:
     Real estate held for investment               $            202      $           202      $                202
     Real estate held for sale                               85,152               80,752                    85,266
                                                  ------------------    -----------------    ----------------------
       Total                                                 85,354               80,954                    85,468
                                                  ------------------    -----------------    ----------------------

 Provision for real estate losses
     Real estate held for sale                                2,100                3,150                         -
                                                  ------------------    -----------------    ----------------------
       Total                                                  2,100                3,150                         -
                                                  ------------------    -----------------    ----------------------

 Chargeoffs, net of recoveries:

     Real estate held for sale:
        Communities                                          (3,553)                 (74)                   (1,567)
                                                  ------------------    -----------------    ----------------------
                Total net chargeoffs                         (3,553)                 (74)                   (1,567)
                                                  ------------------    -----------------    ----------------------

 Balance at end of period:
     Real estate held for investment                            202                  202                       202
     Real estate held for sale                               83,699               83,828                    83,699
                                                  ------------------    -----------------    ----------------------
       Total                                       $         83,901      $        84,030      $             83,901
                                                  ==================    =================    ======================

 Components of Allowance for Losses
                                                       June 30,             March 31,            September 30,
                                                         2002                 2002                    2001
                                                  ------------------    -----------------    ----------------------
 Allowance for losses on real estate
   held for investment                             $            202      $           202      $                202
                                                  ------------------    -----------------    ----------------------

 Allowance for losses on real estate held for sale:
     Residential ground                                         100                  100                     1,689
     Commercial ground                                        3,631                3,631                     3,631
     Communities                                             79,968               81,535                    79,832
                                                  ------------------    -----------------    ----------------------
       Total                                                 83,699               85,266                    85,152
                                                  ------------------    -----------------    ----------------------

        Total allowance for losses on real
          estate held for investment or sale       $         83,901      $        85,468      $             85,354
                                                  ==================    =================    ======================

At June 30, 2002, the Bank's total valuation allowance for losses on loans and leases and real estate held for investment or sale was $158.4 million, an increase of $3.9 million from March 31, 2002. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $91.8 million at June 30, 2002, which constituted
74.9% of total non-performing real estate assets, before valuation allowances.
During the three months ended June 30, 2002, the Bank recorded net charge-offs of $0.5 million on these assets. The allowance for losses on real estate held for sale at June 30, 2002 is in addition to approximately $32.7 million of cumulative charge-offs previously taken against assets remaining in the Bank's portfolio at June 30, 2002.

At June 30, 2002 and March 31, 2002, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $45.0 million and $44.0 million, respectively. The slight increase in the allowance for losses on consumer loans and leases is primarily attributable to increased loan balances. Net charge-offs of consumer and other loans totaled
$6.8 million for the three months ended June 30, 2002, compared to $11.7 million for the three months ended March 31, 2002. The decline in net chargeoffs is attributable to declining subprime automobile loan balances.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 2002, which reflects loan amortization and management's estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank's loans are based on recent actual and market experience.
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
                                              ------------- ------------- ------------- ------------- ------------ -------------
As of June 30, 2002
Real estate loans:
    Adjustable-rate                           $  1,996,449  $    290,559  $    357,412  $    156,975  $   130,793  $  2,932,188
    Fixed-rate                                      83,540        76,542       248,675       177,548      462,417     1,048,722
    Home equity credit lines and second mortgage   600,721         2,841        10,257         8,688       38,603       661,110
Commercial                                         614,467        21,195        67,084        44,998       25,326       773,070
Consumer and other                                 420,077       361,055     1,028,820       260,694       75,088     2,145,734
Loans held for securitization and/or sale          929,336                     -     -             -            -       929,336
Mortgage-backed securities                         185,796       142,397       222,370       166,458      418,880     1,135,901
Trading securities                                   6,719             -             -             -            -         6,719
Other investments                                  244,265             -        46,476             -            -       290,741
                                              ------------- ------------- ------------- ------------- ------------ -------------

   Total interest-earning assets                 5,081,370       894,589     1,981,094       815,361    1,151,107     9,923,521
Total non-interest earning assets                        -             -             -             -    1,093,323     1,093,323
                                              ------------- ------------- ------------- ------------- ------------ -------------

    Total assets                              $  5,081,370  $    894,589  $  1,981,094  $    815,361  $ 2,244,430  $ 11,016,844
                                              ============= ============= ============= ============= ============ =============

Deposits:
   Fixed maturity deposits                    $  1,162,249  $    607,670  $    177,488  $    101,157  $         -  $  2,048,564
    NOW and statement accounts                   2,200,317        46,061       153,411       104,415      222,521     2,726,725
    Money market deposit accounts                1,919,711             -             -             -            -     1,919,711
Borrowings:
    Capital notes - subordinated                         -             -             -       150,000      100,000       250,000
    Other                                          628,430         1,297     1,478,181        24,424       95,212     2,227,544
                                              ------------- ------------- ------------- ------------- ------------ -------------
   Total interest-bearing liabilities            5,910,707       655,028     1,809,080       379,996      417,733     9,172,544
Minority interest                                        -             -             -             -      144,000       144,000
Total non-interest bearing liabilities                   -             -             -             -    1,164,757     1,164,757
Stockholders' equity                                     -             -             -             -      535,543       535,543
                                              ------------- ------------- ------------- ------------- ------------ -------------
  Total liabilities and stockholders' equity  $  5,910,707  $    655,028  $  1,809,080  $    379,996  $ 2,262,033  $ 11,016,844
                                              ============= ============= ============= ============= ============ =============

Gap                                           $   (829,337) $    239,561  $    172,014  $    435,365  $   733,374
Cumulative gap                                $   (829,337) $   (589,776) $   (417,762) $     17,603  $   750,977
   Adjusted cumulative gap as a percentage
                 of total assets                     (7.5)%        (5.4)%        (3.8)%         0.2%        6.8%

The interest sensitivity "gap" shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 5.4% at June 30, 2002, compared to a negative 6.9% at
March 31, 2002. The improvement in the Bank's one year gap during this period results from various initiatives undertaken by management in light of the current interest rate environment, including increased origination of short-term adjustable rate mortgage loans. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At June 30, 2002, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the Bank's regulatory capital levels at June 30, 2002, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital
(Dollars in thousands)

                                                                                             Minimum                   Excess
                                                                      Actual           Capital Requirement            Capital
                                                             ----------------------- -----------------------  ----------------------
                                                                            As a %                  As a %                  As a %
                                                               Amount      of Assets    Amount      of Assets   Amount     of Assets
                                                             ------------  --------- -------------  --------  ------------ ---------

Stockholders' equity per financial statements                $   535,543
    Minority interest in REIT Subsidiary (1)                     144,000
    Accumulated other comprehensive income (2)                     1,220
                                                             ------------
                                                                 680,763

Adjustments for tangible and core capital:
    Intangible assets                                            (44,594)
    Non-includable subsidiaries  (3)                              (1,416)
    Non-qualifying purchased/originated loan servicing rights     (4,395)
                                                             ------------
       Total tangible capital                                    630,358      5.74%  $    164,777     1.50%   $   465,581     4.24%
                                                             ------------  ========= =============  ========  ============ =========

       Total core capital (4)                                    630,358      5.74%  $    439,404     4.00%   $   190,954     1.74%
                                                             ------------  ========= =============  ========  ============ =========

       Tier 1 risk-based capital (4)                             630,358      7.10%  $    355,280     4.00%   $   275,078     3.10%
                                                             ------------  ========= =============  ========  ============ =========

Adjustments for total risk-based capital:
    Subordinated capital debentures                              250,000
    Allowance for general loan and lease losses                   74,468
                                                             ------------
       Total supplementary capital                               324,468
                                                             ------------
       Total available capital                                   954,826
    Equity investments (3)                                        (2,355)
                                                             ------------
       Total risk-based capital (4)                          $   952,471     10.89%  $    710,560     8.00%   $   241,911     2.89%
                                                             ============  ========= =============  ========  ============ =========

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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank's REO at June 30, 2002, after valuation allowances of $83.7 million, by the fiscal year in which the property was acquired through foreclosure.

             Fiscal Year             (In thousands)
             -----------           -----------------
             1990                         $     426  (1)
             1991                            19,400  (1)(2)
             1992                                 -
             1993                                 -
             1994                                 -
             1995                             3,491  (1)
             1996                                 -
             1997                                 -
             1998                                 -
             1999                                 -
             2000                                 -
             2001                                 -
             2002                             2,140
                                   -----------------
             Total REO                  $    25,457
                                   =================
-----------------------
(1)  Includes REO with an aggregate net book value of $20.9 million, for which the Bank received an extension of the holding periods through December 19,
     2002.
(2)  Includes REO with a net book value of $2.4 million, which the Book treats as an equity investment for regulatory capital purposes.

Although the Bank stopped originating subprime automobile loans in November
2000, the Bank's subprime automobile loan portfolio at June 30, 2002 exceeded
25% of its Tier 1 capital. As a result, the Bank remains potentially subject to the OTS guidance for subprime lending, including increased capital requirements of 1 1/2 to 3 times the amount required for non-subprime assets of the same type.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust's cash flows from operating activities have been historically insufficient to meet all of the cash flow requirements. The Real
Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the
Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real
Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank's operating performance add income, and regulatory restrictions on such payments.

The Real Estate believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the bank. During the nine-month period ended June 30, 2002, the Bank made tax sharing payments totaling $5.7 million and dividend payments totaling $12.0 million to the Real Estate Trust.
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

During the nine-month period ended June 30, 2002, the Trust purchased through dividend reinvestment 298,000 shares of common stock of Saul Centers and as of
June 30, 2002, owned approximately 3,327,000 shares representing 22.4% of such company's outstanding common stock. As of June 30, the market value of these shares was approximately $86.2 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust's credit line bank.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings
Partnership") the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sales of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June
30, 2002, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate
Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's line of credit banks.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008 (the "1998 Notes'). After
providing for the retirement of $175.0 million aggregate principal amount of 11
5/8%Senior Secured Notes issued in 1994 (the "1994 Notes"), including a prepayment premium of $10.0 million and debt issuance costs of approximately
%5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the
1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares or 80% of the issued and outstanding common stock of the bank, which constitute all of the Bank common stock held by the Real Estate
Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

The Real Estate Trust is currently selling unsecured Notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes in an amount sufficient to finance completely the schedules repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms.
In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to
$50.0 million and its term was set at three year with with provisions for extending the term annually. The current maturity date is September 2002 and the
Trust is currently in the process of closing on a one-year renewal. This facility is secured by a portion of the Real Estate Trust's ownership in Saul
Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2002, the Real Estate Trust had no outstanding borrowings under the facility and unrestricted availability was $50.0 million.

In fiscal 1996, the Real Estate Trust established a $8.0 million secured revolving credit line with an unrelated bank, secured by a portion of the Real
Estate Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period, During fiscal 1997, the line of credit was increased to $10.0 million and was extended for a year. During fiscal 1998, the credit was increased to $20.0 million and was extended for an additional year.
In July 2000, the line of credit was further increased to $25,0 million. The current maturity date for this line is in November 2003. Interest is computed by reference to a floating rate index. At June 30, 2002, the Real Estate Trust had no outstanding borrowings under this facility and unrestricted availability was
$25.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30,
2002 for the remainder of fiscal 2002 and subsequent years is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
-------------------------------------------------------------------
Fiscal        Mortgage   Notes Payable-  Notes Payable-
 Year          Notes        Secured        Unsecured        Total
-------------------------------------------------------------------
2002 (1)     $ 27,173      $    ---        $ 1,886         $ 29,059
2003           32,319           ---         12,306           44,625
2004            9,009           ---         11,722           20,731
2005           13,795           ---          9,922           23,717
2006           94,406           ---          5,749          100,155
Thereafter    148,270       200,000         14,196          362,466
-------------------------------------------------------------------
Total        $324,972      $200,000       $ 55,781         $580,753
===================================================================
(1) July 1, 2002 - September 30, 2002

Of the $325.0 million of mortgage debt outstanding at June 30, 2002, $292.0 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

On June 29, 2000, the Real Estate trust purchased a 6017 acre site in the
Loundon trust Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purposed of developing an 81,000 square feet office/flex building known as Loudoun Tech
Phase I. The cost of development was $8.4 million and was financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in December 2000, and the building was placed in service during December 2001.
No leases have been signed as yet for space in the building.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building is know as Dulles North Building Four. Development costs are projected to be $10.0 million and are being financed with the proceeds of a $9.5 million construction loan, which has a three-year term, a floating interest rate and two one-year renewal options. Construction of the base building is completed and the building was placed in service in April 2002. The Real Estate Trust has negotiated a lease with a tenant for the entire building.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $8.0 to $13.0 million per year for the next several years.

BANKING

Liquidity. The Bank's average liquidity ratio for the quarter ended June 30,
2002, was 7.3%, compared to 8.4% for the quarter ended March 31, 2002.

As part of its mortgage banking activities, the Bank sold $593.7 million of single-family residential loans during the current quarter. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of loan receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $21.0 million and
$24.2 million, respectively, at June 30, 2002, and $20.9 million and $28.0 million, respectively, at March 31, 2002, both of which are included in other assets in the Consolidated Balance Sheets.

The Bank also is obligated under various recourse provisions related to the swap of single family residential loans for mortgage-backed securities issued by the
Bank. At June 30, 2002, recourse to the Bank under these arrangements was $5.5 million, consisting of restricted cash accounts of $3.6 million and overcollateralization of receivables of $1.9 million.

The Bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At June 30, 2002 and March 31,
2002, recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at June 30, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 (the "2002 quarter") COMPARED TO
      THREE MONTHS ENDED JUNE 30, 2001 (the "2001 quarter")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$3.0 million and an operating loss of $1.9 million in the 2002 quarter compared to income before depreciation and amortization of $8.9 million and operating income of $4.5 million in the 2001 quarter. The decrease in operating income was largely attributable to declining results from income-producing properties and a gain from the sale of a property in the 2001 quarter.

Income after direct operating expenses from hotel properties decreased
$2.2 million (18.4%) in the 2002 quarter over the level achieved in the 2001 quarter. This decrease was attributable to a decrease of $220,000 from acquisition properties while results from 16 properties owned throughout both quarters decreased by $2.0 million (19.8%). The decrease in total revenue of
$2.9 million (10.2%) was offset by a decrease of $672,000 (4.1%) in direct operating expenses. For the sixteen hotels owned throughout both periods, total revenue decreased by $2.5 million (10.1%) and direct operating expenses decreased by $519,000 (3.5%).

Income after direct operating expenses from office and industrial properties decreased $434,000 (5.8%) in the 2002 quarter compared to such income in the
2001 quarter. $587,000 of this decrease reflected lower results from ten properties owned throughout both quarters and $198,000 additional decrease resulting from a property no longer in the portfolio offset by increased results of $351,000 from acquisition properties. The decrease in total revenue of
$569,000 (5.4%) was offset by a decrease in direct operating expenses of
$136,000 (4.3%). For the ten properties owned throughout both periods, the decrease in total revenue was $726,000 (7.5%) and the decrease in direct operating expenses was $139,000 (4.7%).

Other income decreased $140,000 (27.5%) during the 2002 quarter, largely due to lower interest income and lack of apartment income in the current quarter.

Interest expense decreased $192,000 (1.5%) in the 2002 quarter, primarily because of lower mortgage interest rates and lower interest on bank lines of credit. The average balance of the Real Estate Trust's outstanding borrowings increased to $578.7 million for the 2002 quarter from $573.7 million for the
2001 quarter. The increase in average borrowings was the result of mortgage loan refinancings and unsecured note sales. The weighted average cost of borrowings was 8.93% in the 2002 quarter compared to 9.12% in the 2001 quarter.

Capitalized interest decreased $103,000 (100.0%) during the 2002 quarter due to the lower level of development activity in the current quarter.

Amortization of debt expense increased $63,000 (31.4%) in the 2002 quarter, primarily due to costs experienced in adding new debt.

Depreciation increased $399,000 (9.4%) in the 2002 quarter as a result of the addition of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $195,000
(6.3%) in the 2002 quarter from their expense level in the 2001 quarter. The monthly advisory fee in the 2002 quarter was $475,000 compared to $363,000 in the 2001 quarter, which resulted in an aggregate increase of $337,000.
Management and leasing fees decreased $142,000 (7.2%) in the current quarter, reflecting both lower hotel sales and office rents on which the fees are based.

General and administrative expense increased $177,000 (50.8%) in the 2002 quarter, principally as a result of higher preliminary stage costs incurred in the current quarter.

Equity on earnings of unconsolidated entities reflected earnings of $2.4 million in the 2002 quarter, an increase of $280,000 (13.5%) over the amount recorded in the 2001 quarter. The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

The Real Estate Trust did not have any gains in the current quarter from sales of property, whereas in May 2001, the Real Estate Trust received $1.9 million in payment on the condemnation for road improvements of a 3.3 acre piece of its
Auburn Hills land parcel. The gain on this transaction was $710,000.
Additionally, in June 2001, the Real Estate Trust received $3.0 million from the sale of a 4.8 acre piece of its Circle 75 land parcel in Cobb County, Georgia.
The gain on this transaction was $2.5 million.

BANKING

Overview. The Bank recorded operating income of $36.2 million for the 2002 quarter, compared to operating income of $25.1 million for the 2001 quarter.
Increases in other (non-interest) income and a decrease in the provision for loan and lease losses contributed to the increased income for the 2002 quarter and were partially offset by a decrease in net interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, decreased $4.5 million (or 4.9%) in the 2002 quarter compared to the 2001 quarter. There was no interest income recorded during the 2002 quarter on non-accrual assets and restructured loans. The Bank would have recorded interest income of $0.8 million for the 2002 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The
Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets.
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

Net Interest Margin Analysis
(Dollars in thousands)

                                                                          Three Months Ended June 30,
                                              ------------------------------------------------------------------------------------
                                                               2002                                       2001
                                              -----------------------------------------  -----------------------------------------
                                                  Average                     Yield/         Average                     Yield/
                                                 Balances        Interest      Rate         Balances       Interest       Rate
                                              --------------  ------------  -----------  --------------  ------------  -----------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1)    $   8,387,251   $   130,805      6.24%    $   8,726,192   $   172,629      7.91%
      Mortgage-backed securities                  1,170,876        17,683      6.04          1,099,332        16,455      5.99
      Federal funds sold and securities
        purchased under agreements to resell         64,956           287      1.77             42,242           464      4.39
      Trading securities                             35,261           563      6.39             74,655         1,043      5.59
      Investment securities                          46,462           357      3.07             45,698           682      5.97
      Other interest-earning assets                 171,827         1,560      3.63            181,940         2,738      6.02
                                              --------------  ------------               --------------  ------------
        Total                                     9,876,633       151,255      6.13         10,170,059       194,011      7.63
                                                              ------------  -----------                  ------------  -----------

    Noninterest-earning assets:
      Cash                                          262,559                                    262,810
      Real estate held for investment or sale        24,318                                     42,609
      Property and equipment,  net                  456,886                                    402,624
      Goodwill and other intangible assets, net      25,707                                     28,056
      Other assets                                  270,206                                    315,099
                                              --------------                             --------------
        Total assets                          $  10,916,309                              $  11,221,257
                                              ==============                             ==============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                       $   1,609,251         1,224      0.30      $   1,355,169         1,600      0.47
        Savings deposits                          1,014,154         2,485      0.98            893,655         3,012      1.35
        Time deposits                             2,191,569        20,759      3.79          2,851,685        42,355      5.94
        Money market deposits                     1,887,787         7,741      1.64          1,430,810        11,732      3.28
                                              --------------     ---------               --------------    ----------
        Total deposits                            6,702,761        32,209      1.92          6,531,319        58,699      3.59
      Borrowings                                  2,491,604        31,027      4.98          3,115,004        42,758      5.49
                                              --------------  ------------               --------------  ------------
        Total liabilities                         9,194,365        63,236      2.75          9,646,323       101,457      4.21
                                                              ------------  -----------                  ------------  -----------
    Noninterest-bearing items:
      Noninterest-bearing deposits                  846,040                                    734,845
      Other liabilities                             220,983                                    217,715
      Minority interest                             144,000                                    144,000
      Stockholders' equity                          510,921                                    478,374
                                              --------------                             --------------
        Total liabilities and stockholders'
         equity                               $  10,916,309                              $  11,221,257
                                              ==============                             ==============

Net interest income                                            $   88,019                                $    92,554
                                                              ============                               ============
Net interest spread (2)                                                        3.38%                                     3.42%
                                                                            ===========                                ===========
Net yield on interest-earning assets (3)                                       3.56%                                     3.64%
                                                                            ===========                                ===========
Interest-earning assets to interest-bearing liabilities                      107.42%                                   105.43%
                                                                            ===========                                ===========

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                         Three Months Ended June 30, 2002
                                                                                   Compared to
                                                                         Three Months Ended June 30, 2001
                                                                               Increase (Decrease)
                                                                               Due to Change in (1)
                                                          ---------------------------------------------------------------
                                                                                                              Total
                                                                Volume                 Rate                  Change
                                                          -----------------     ------------------     ------------------

Interest income:
       Loans (2)                                          $         (6,488)     $         (35,336)     $         (41,824)
       Mortgage-backed securities                                    1,088                    140                  1,228
       Federal funds sold and securities
         purchased under agreements  to resell                         965                 (1,142)                  (177)
       Trading securities                                           (1,317)                   837                   (480)
       Investment securities                                            77                   (402)                  (325)
       Other interest-earning assets                                  (145)                (1,033)                (1,178)
                                                          -----------------     ------------------     ------------------
           Total interest income                                    (5,820)               (36,936)               (42,756)
                                                          -----------------     ------------------     ------------------

Interest expense:
       Deposit accounts                                             10,237                (36,727)               (26,490)
       Borrowings                                                   (8,012)                (3,719)               (11,731)
                                                          -----------------     ------------------     ------------------
           Total interest expense                                    2,225                (40,446)               (38,221)
                                                          -----------------     ------------------     ------------------

Increase in net interest income                           $         (8,045)     $           3,510      $          (4,535)
                                                          =================     ==================     ==================

-------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2002 quarter decreased $42.8 million (or 22.0%) from the level in the 2001 quarter as a result of lower average yields, particularly on loans and leases, coupled with a $338.9 million decline in average balances of loans and leases. Partially offsetting the decrease was an increase in interest income on mortgage-backed securities which resulted primarily from a $71.5 million increase in the average balance of those assets.

The Bank's net interest spread decreased slightly to 3.38% in the 2002 quarter, from 3.42% in the 2001 quarter. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 107.4% for the 2002 quarter, compared to 105.4% for the 2001 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $41.8 million from the 2001 quarter primarily because of lower average yields. The average yield on the loan and lease portfolio decreased 167 basis points (from 7.91% to 6.24%) from the 2001 quarter. Interest income declined by $25.5 million (or 28.3%) on single-family residential loans, and by
$11.1 million (or 20.5%) on automobile loans, primarily because of lower average yields on those loans. In addition, lower average yields on commercial loans and construction loans contributed to decreases in interest income of $3.0 million
(or 24.6%) and $2.3 million (or 41.8%), respectively, from those loans.
Partially offsetting the decrease in interest income were increases in the average balances of home equity loans, commercial loans and home improvement loans.

Interest income on mortgage-backed securities increased $1.2 million (or 7.5%)
primarily because of an increase of $71.5 million in average balances.

Interest expense on deposits decreased $26.5 million (or 45.1%) during the 2002 quarter, due to a decrease in average rates. The 167 basis point decrease in the average rate on deposits (from 3.59% to 1.92%) resulted from a general decline in market interest rates. The Bank's average deposits grew $171.4 million from the prior corresponding quarter. The Bank also reduced its use of higher cost brokered deposits in the 2002 quarter.

Interest expense on borrowings decreased $11.7 million (or 27.4%) in the 2002 quarter. The Bank used funds from deposit growth to repay borrowings. Average balances of Federal Home Loan Bank advances decreased by $521.5 million, or
22.3%, and the average interest rate on those advances decreased (from 5.31% to
5.21%), resulting in a $7.4 million reduction in interest expense. Decreases in the average cost of securities sold under repurchase agreements (from 4.81% to
1.82%) and the average balance of those agreements ($93.9 million or 26.3%), resulted in an additional $3.1 million decrease in interest expense.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses decreased to $12.6 million in the 2002 quarter from $16.7 million in the
2001 quarter. The $4.1 million decrease was largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See "Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $70.2 million in the 2002 quarter from $48.6 million in the 2001 quarter. The $21.6 million (or 44.4%)
increase was primarily attributable to increased servicing and securitization income and deposit servicing fees in the 2002 quarter, which were partially offset by a nonrecurring gains, in the 2001 quarter, on other investment and real estate held for sale.

Servicing and securitization income increased $24.9 million during the 2002 quarter primarily due to a $20.5 million gain on the securitization and/or sale of real estate loan receivables.

Deposit servicing fees increased $3.3 million (or 12.8%) during the 2002 quarter primarily due to fees generated by the Bank's branch and ATM network, which the
Bank continues to expand.

The Bank recognized a pre-tax gain of $1.6 million on the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. during the 2001 quarter. The gain is included in Gain on Other Investment in the Consolidated Statements of
Operations.

The $3.7 million decrease in the gain on real estate held for investment or sale in the current quarter reflects the gain on the sale of one commercial property during the 2001 quarter.

Operating Expenses. Operating expenses for the 2002 quarter increased $10.1 million (or 10.2%) from the 2001 quarter. The increase in operating expenses was primarily due to an increase in loan expenses of $7.1 million (or 68.6%), an increase in salaries and employee benefits of $2.4 million (or 4.9%) and an increase in other expenses of $1.1 million (or 8.6%). The increase in loan expenses was due to a $6.9 million writedown of mortgage servicing assets in the
June 2002 quarter, as a result of an increase in the amount of prepayments of loans that the Bank services for others. The increase in operating expenses was partially offset by a decrease in marketing expense of $1.1 million (or 46.4%).

NINE MONTHS ENDED JUNE 30, 2002 (the "2002 period") COMPARED TO
    NINE MONTHS ENDED JUNE 30, 2001(the "2001 period")

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of
$3.3 million and operating loss of $11.2 million in the 2002 period compared to operating income before depreciation and amortization of $17.4 million and operating income of $4.5 million in the 2001 period. The changes reflect declining results in operations of hotels and office and industrial properties.
Additionally, in the 2001 period the Trust recognized approximately $5.7 million in gains from the sale of three properties.

Income after direct operating expenses from hotels decreased $7.6 million
(25.4%) in the 2002 period over the level achieved in the 2001 period. This decrease was attributable to an increase of $562,000 from acquisition properties while results from 16 properties owned throughout both period decreased by $8.1 million (30.9%). The decrease in total revenue of $11.5 million (14.9%) was offset by a decrease of $4.0 million (8.3%) in direct operating expenses. For the sixteen hotels owned throughout both periods, the decrease in total revenue was $13.1 million (18.4%) and the decrease in direct operating expenses was $4.9 million (11%).

Income after direct operating expenses from office and industrial properties decreased $1.6 million (7.1%) in the 2002 period compared to such income in the
2001 period. $1.6 million of this decrease reflected results from the ten properties owned throughout both periods and $45,000 reflected results from non-comparable properties. The decrease in total revenue of $1.7 million (5.5%)
was offset by a decrease of $84,000 (1.0%) in direct operating expenses. For the ten properties owned throughout both periods, the decrease in total revenue was
$1.5 million (5.1%) coupled with an increase in direct operating expenses of
$97,000 (1.2%).

Other income decreased $566,000 (32.8%)during the 2002 period due to lower interest income and lower apartment income.

Land parcels and other expense decreased $124,000 (13.4%) during the 2002 period due to lower apartment expense.

Interest expense decreased $114,000 (0.3%) in the 2002 period, primarily because of lower interest on outstanding mortgage balances and bank borrowings. Average balances of the Real Estate Trust's outstanding borrowings increased to $578.7 million for the 2002 period from $556.6 million for the 2001 period. The increase in average borrowings occurred as a result of mortgage loan refinancings. The weighted average cost of borrowings was 8.95% in the 2002 period compared to 9.34% in the 2001 period.

Capitalized interest decreased $237,000 (45.3%) during the 2002 period due to the lower level of development activity in the current period.

Amortization of debt expense increased $63,000 (10.2%) in the 2002 period, primarily due to costs experienced in adding new debt.

Depreciation increased $1.5 million (12.5%) in the 2002 period as a result of the additions of new properties and new assets placed in service in the past year.

Advisory, management and leasing fees paid to related parties increased $393,000
(4.4%) in the 2002 period from their expense level in the 2001 period. The monthly advisory fee in the 2002 period was $475,000 compared to $363,000 in the prior period, which resulted in an aggregate increase of $1.0 million (30.9%).
Management and leasing fees decreased $617,000 (10.9%) in the current period, reflecting both lower hotel sales and office rents on which the fees are based.

General and administrative expense increased $294,000 (20.8%) in the 2002 period, principally because of higher legal expenses.

Equity in earnings of unconsolidated entities reflected earnings of $8.1 million for the 2002 period and earnings of $6.1 million for the 2001 period, an increase of $2.0 million (33.3%). The improvement was due to increased period-to-period earnings of Saul Centers, Inc.

During the 2001 period, the Real Estate Trust has sold several properties resulting in gain recognized for the nine-month period of $5.7 million. No similar gains have been recognized in the 2002 period.

BANKING

Overview. The Bank recorded operating income of $92.7 million for the 2002 period, compared to operating income of $68.4 million for the 2001 period. An increase in other (non-interest) income and a decrease in the provision for loan and lease losses were partially offset by a decrease in net interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan and lease losses, decreased $2.5 million (or 0.9%) in the 2002 period compared to the 2001 period. There was no interest income recorded during the 2002 period on non-accrual assets and restructured loans. The Bank would have recorded interest income of $2.8 million for the 2002 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The
Bank's net interest income in future periods will continue to be adversely affected by the Bank's non-performing assets. See "Financial Condition - Asset
Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis
(Dollars in thousands)

                                                                           Nine Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                               2002                                        2001
                                              -----------------------------------------  ------------------------------------------
                                                  Average                     Yield/          Average                    Yield/
                                                 Balances        Interest      Rate          Balances       Interest      Rate
                                              --------------  ------------  -----------  ---------------  -----------  ------------
Assets:
    Interest-earning assets:
      Loans and leases receivable, net (1)    $   8,396,520   $   411,768      6.54%    $    8,644,485   $  530,660      8.18%
      Mortgage-backed securities                  1,284,240        58,412      6.06           1,011,913       47,953      6.32
      Federal funds sold and securities
        purchased under agreements to resell         48,399           650      1.79              48,599        2,021      5.54
      Trading securities                             51,358         2,415      6.27              37,414        1,704      6.07
      Investment securities                          46,120         1,226      3.54              45,677        2,060      6.01
      Other interest-earning assets                 202,360         5,725      3.77             177,374        9,226      6.94
                                              --------------  ------------               ---------------  -----------
        Total                                    10,028,997       480,196      6.38           9,965,462      593,624      7.94
                                                              ------------  -----------                   -----------  ------------

    Noninterest-earning assets:
      Cash                                          241,494                                     271,759
      Real estate held for investment or sale        28,834                                      48,986
      Property and equipment,  net                  451,848                                     385,231
      Goodwill and other intangible assets, net      26,269                                      26,361
      Other assets                                  288,556                                     282,953
                                              --------------                             ---------------
        Total assets                          $  11,065,998                              $   10,980,752
                                              ==============                             ===============
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposit accounts:
        Demand deposits                       $   1,504,458         3,509      0.31      $    1,293,327        6,321      0.65
        Savings deposits                            955,996         7,094      0.99             880,298       10,528      1.59
        Time deposits                             2,487,803        81,914      4.39           2,968,554      137,004      6.15
        Money market deposits                     1,772,002        24,030      1.81           1,321,625       37,213      3.75
                                              --------------     ---------               ---------------    ---------
        Total deposits                            6,720,259       116,547      2.31           6,463,804      191,066      3.94
      Borrowings                                  2,667,212        96,780      4.84           3,027,321      133,208      5.87
                                              --------------  ------------               ---------------  -----------
        Total liabilities                         9,387,471       213,327      3.03           9,491,125      324,274      4.56
                                                              ------------  -----------                   -----------  ------------
    Noninterest-bearing items:
      Noninterest-bearing deposits                  824,895                                     668,697
      Other liabilities                             209,671                                     205,808
      Minority interest                             144,000                                     144,000
      Stockholders' equity                          499,961                                     471,122
                                              --------------                             ---------------
        Total liabilities and stockholders'
         equity                               $  11,065,998                              $   10,980,752
                                              ==============                             ===============

Net interest income                                            $  266,869                                 $  269,350
                                                              ============                                ===========
Net interest spread (2)                                                        3.35%                                     3.39%
                                                                            ===========                                ============
Net yield on interest-earning assets (3)                                       3.55%                                     3.60%
                                                                            ===========                                ============
Interest-earning assets to interest-bearing liabilities                      106.83%                                   105.00%
                                                                            ===========                                ============

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

Volume and Rate Changes in Net Interest Income
(Dollars in thousands)

                                                                       Nine Months Ended June 30, 2002
                                                                                 Compared to
                                                                       Nine Months Ended June 30, 2001
                                                                             Increase (Decrease)
                                                                             Due to Change in (1)
                                                        ---------------------------------------------------------------
                                                                                                            Total
                                                              Volume                  Rate                  Change
                                                        ------------------     ------------------     -----------------

Interest income:
       Loans (2)                                        $         (14,311)     $        (104,581)     $       (118,892)
       Mortgage-backed securities                                  13,636                 (3,177)               10,459
       Federal funds sold and securities
         purchased under agreements  to resell                         (8)                (1,363)               (1,371)
       Trading securities                                             653                     58                   711
       Investment securities                                           33                   (867)                 (834)
       Other interest-earning assets                                1,825                 (5,326)               (3,501)
                                                        ------------------     ------------------     -----------------
           Total interest income                                    1,828               (115,256)             (113,428)
                                                        ------------------     ------------------     -----------------

Interest expense:
       Deposit accounts                                            11,919                (86,438)              (74,519)
       Borrowings                                                 (14,718)               (21,710)              (36,428)
                                                        ------------------     ------------------     -----------------
           Total interest expense                                  (2,799)              (108,148)             (110,947)
                                                        ------------------     ------------------     -----------------

Increase in net interest income                         $           4,627      $          (7,108)     $         (2,481)
                                                        ==================     ==================     =================

-----------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in the 2002 period decreased $113.4 million (or 19.1%) from the level in the 2001 period as a result of lower average yields, coupled with lower average loan and lease balances of $248.0 million. A $272.3 million increase in the average balances of mortgage-backed securities partially offset the decrease in interest income.

The Bank's net interest spread decreased slightly to 3.35% in the 2002 period from 3.39% in the 2001 period. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 106.8% for the 2002 period compared to 105.0% for the 2001 period.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $118.9 million from the 2001 period because of lower average yields and balances. The average yield on the loan and lease portfolio decreased
164 basis points (from 8.18% to 6.54%) from the 2001 period. Interest income declined by $65.2 million (or 24.0%) on the Bank's single-family residential loans, by $32.9 million (or 19.5%) on automobile loans, and by $8.8 million (or
45.2%) on construction loans, primarily because of lower average yields and balances on these loans. In addition, lower average yields resulted in a $9.5 million (or 25.2%) decrease in interest income on commercial loans and a $3.5 million (or 17.3%) decrease in interest income on home equity loans. Partially offsetting the decrease in interest income were increases in the average balances of home equity loans, commercial loans and home improvement loans.

Interest income on mortgage-backed securities increased $10.5 million (or 21.8%)
primarily because of a $272.3 million increase in average balances. The positive effect of the increased average balances was partially offset by a decrease in the average yield from 6.32% to 6.06%.

Interest expense on deposits decreased $74.5 million (or 39.0%) during the 2002 period, due to a decrease in average interest rates. The 163 basis point decrease in the average rate on deposits (from 3.94% to 2.31%) resulted from a general decline in market interest rates. The Bank also reduced its use of higher cost brokered deposits in the 2002 period.

Interest expense on borrowings decreased $36.4 million (or 27.4%) in the 2002 period. Average balances of Federal Home Loan Bank advances decreased by $330.6 million, or 15.0%, and the average interest rate on those advances decreased
(from 5.57% to 5.15%), resulting in a $19.7 million reduction of in interest expense. Decreases in the average cost of securities sold under repurchase agreements (from 5.83% to 2.00%) and in the average balances on these borrowings
($31.5 million or 7.8%), contributed to an additional $12.1 million decrease in interest expense. The decreased cost of other borrowings (from 4.84% to 1.20%)
resulted in an additional $4.6 million decrease in interest expense.

Provision for Loan and Lease Losses. The Bank's provision for loan and lease losses decreased to $45.5 million in the 2002 period from $50.6 million in the
2001 period. The $5.1 million decrease primarily reflected decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See
"Financial Condition - Asset Quality - Allowances for Losses."

Other Income. Other non-interest income increased to $190.2 million in the 2002 period from $151.3 million in the 2001 period. The $38.8 million (or 25.7%)
increase resulted from increases in servicing and securitization income, the net gain on trading securities and deposit servicing fees. A nonrecurring gain on other investment real estate held for sale, both during the 2001 period partially offset this increase.

Servicing and securitization income increased $32.9 million during the 2002 period. The increase is primarily due to an increase in the volume of loans securitized and sold during the nine months ended June 30, 2002.

The $7.7 million increase in the gain on trading securities reflected $6.4 million in gains on sales of mortgage-backed securities related to mortgage banking activities and a $1.3 million unrealized gain in market value of the
Bank's interest in other securities.

Deposit servicing fees increased $9.8 million (or 13.1%) during the 2002 period primarily due to fees generated by the Bank's branch and ATM network, which the
Bank continues to expand.

The Bank recognized a pre-tax gain of $11.1 million on the sale of its interest in Star Systems, Inc. to Concord EFS, Inc. during the 2001 period. The gain is included in Gain on Other Investment in the Condensed Consolidated Statements of
Operations and Comprehensive Income.

Operating Expenses. Operating expenses for the 2002 period increased $17.2 million (or 5.7%) from the 2001 period. Loan expenses increased $3.8 million primarily as a result of writedowns of mortgage servicing assets during the 2002 period, as a result of an increase in the amount of prepayments of loans that the Bank services for others. Property and equipment expenses increased by $6.5 million due primarily to land lease expense and property taxes associated with the Bank's new headquarters.

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

-------------------------------------------------------------------------------

(b)    Reports on Form 8-K.

       (1) A current report on Form 8-K, dated June 27, 2002, was filed reporting the Trust had dismissed Arthur Andersen LLP as the independent public accountant of the Trust and engaged Ernst and
           Young LLP to serve as the independent public accountant to audit the financial statements of the Trust for the fiscal year ending
           September 30, 2002.

       (2) A current report on Form 8-K, dated July 31, 2002, was filed by the Trust reporting the inadvertent overstatement of prior period net income due to certain accounting errors involving the valuation of interest-only strips receivable related to the
           Bank's automobile loan securitizations.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                B. F. SAUL REAL ESTATE INVESTMENT TRUST
                                (Registrant)

Date: August 14, 2002           Stephen R. Halpin, Jr.
      -----------------         ---------------------------------------
                                Stephen R. Halpin, Jr.
                                Vice President and Chief Financial Officer

Date: August 14, 2002           Bill D. Tzamaras
      -----------------         ---------------------------------------
                                Bill D. Tzamaras
                                Vice President and Principal Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, B. Francis Saul II, the Trustee, Chairman of the Board
of B.F. Saul Real Estate Investment Trust (the "Trust"), has executed this certification in connection with the filing with the Securities and Exchange
Commission of the Trust's Quarterly Report on Form 10-Q for the period ending
June 30, 2002 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Trust.

Date: August 13, 2002                       B. Francis Saul II
      ----------------                      ----------------------------
                                            B. Francis Saul II
                                            Trustee, Chairman of the Board

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, Stephen R. Halpin, Jr., the Vice President and Chief
Financial Officer of B.F. Saul Real Estate Investment Trust (the "Trust"), has
executed this certification in connection with the filing with the Securities and Exchange Commission of the Trust's Quarterly Report on Form 10-Q for the
period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Trust.

Date: August 13, 2002                       Stephen R. Halpin, Jr.
      ----------------                      ----------------------------
                                            Stephen R. Halpin, Jr.
                                            Vice President and
                                            Chief Financial Officer